Form 10-Q
period 2001-09-30
WESTFIELD FINANCIAL INC
filed 2001-12-21
CIK 1157647

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             ----------------------
                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from___to____________________

                        Commission file number 001-16767

                            Westfield Financial, Inc.
                   Proposed Holding Company for Westfield Bank

             (Exact name of registrant as specified in its charter)


         Massachusetts                                    Applied for
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                 141 Elm Street, Westfield, Massachusetts 01086
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (413) 568-1911)
               (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Outstanding at

              Class                                December 21, 2001
--------------------------------            ----------------------------------
              None                                       None

                                TABLE OF CONTENTS

         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Westfield Mutual Holding Company & Subsidiaries

     Consolidated Balance Sheets (Unaudited) - September 30, 2001 and December 31, 2000

     Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2001 and September 30, 2000

     Consolidated Statements of Changes in Equity (Unaudited)
     Nine Months ended September 30, 2001

     Consolidated Statements of Cash Flows (Unaudited) - Nine Months ended September 30, 2001 and September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Reports on Form 8-K

Signatures

                WESTFIELD MUTUAL HOLDING COMPANY AND SUBSIDIARIES
                     Consolidated Balance Sheet - Unaudited
                             (Dollars in Thousands)

                                                                            September 30,             December 31,
                                                                                2001                      2000
                                                                            -------------             ------------
ASSETS

Cash and Due From Banks                                                     $   13,260                $   17,733

Federal Funds Sold                                                              15,793                    10,020

Interest-Bearing Deposits                                                       24,114                     4,976
                                                                            ----------                ----------
                           Cash and cash equivalents                            53,167                    32,729
                                                                            ----------                ----------

SECURITIES:
Available for sale-at estimated fair value                                      66,192                    75,709

Held to maturity-at amortized cost (estimated fair value                        25,635                    39,461
Of $26,365 in 2001, and $39,739 in 2000)

MORTGAGE BACKED SECURITIES:
Available for sale-at estimated fair value                                      71,776                    52,580

Held to maturity-at amortized cost (estimated fair value                        51,590                     6,806
Of $52,148 in 2001, and $6,864 in 2000).

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                                 3,634                     3,446

LOANS - Net of allowance for loan losses of $3,754 in 2001,                    427,583                   464,531
And $3,434 in 2000

PREMISES AND EQUIPMENT, NET                                                     13,624                    11,744

ACCRUED INTEREST AND DIVIDENDS                                                   3,900                     4,172

DEFERRED INCOME TAX ASSET, NET                                                   1,261                     1,326

OTHER ASSETS                                                                     3,253                     2,287
                                                                            ----------                ----------
TOTAL ASSETS                                                                $  721,615                $  694,791
                                                                            ----------                ----------
LIABILITIES AND EQUITY
LIABILITIES:
DEPOSITS:
         Noninterest bearing                                                $   44,343                $   38,500
         Interest bearing                                                      582,768                   563,396
                                                                            ----------                ----------
                  Total deposits                                               627,111                   601,896

CUSTOMER REPURCHSE AGREEMENTS                                                    6,352                     7,686

OTHER LIABILITIES                                                                6,189                     7,454
                                                                            ----------                ----------
                  Total Liabilities                                            639,652                   617,036
                                                                            ----------                ----------
EQUITY:
         Retained Earnings                                                      80,627                    76,791
         Accumulated and other comprehensive income                              1,336                       964
                                                                            ----------                ----------
                  Total Equity                                                  81,963                    77,755
                                                                            ----------                ----------
TOTAL LIABILITIES AND EQUITY                                                $  721,615                $  694,791
                                                                            ----------                ---------

    See the accompanying notes to unaudited consolidated financial statements

                WESTFIELD MUTUAL HOLDING COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Income - Unaudited
                             (Dollars in Thousands)

                                                                 Three Months                  Nine Months
                                                                Ended Sept, 30               Ended Sept, 30
                                                             2001          2000               2001      2000
                                                             ----          ----               ----      -----
INTEREST AND DIVIDEND INCOME:
     Residential and commercial real estate loans          $ 5,745      $  6,709          $ 18,952    $ 19,773
     Securities and mortgage backed securities               3,332         2,446             8,943       6,518
     Consumer loans                                          1,388         1,570             4,308       4,795
     Commercial and Industrial Loans                           940           857             2,671       2,406
     Federal Funds Sold                                         54           158               342         488
     Stocks                                                    100           106               301         275
     Interest Bearing Deposits                                 138            77               455         211
                                                           -------      --------          --------    --------

         Total Interest and Dividend income                 11,697        11,923            35,972      34,466
                                                           -------      --------          --------    --------
INTEREST EXPENSE:
     Deposits                                                5,914         6,237            19,187      17,449
     Customer Repurchase Agreements                             49            84               200         216
     Other Borrowings                                           26            16                26         128
                                                           -------      --------          --------    --------

         Total Interest Expense                              5,989         6,337            19,413      17,793
                                                           -------      --------          --------    --------

         Net interest and dividend income                    5,708         5,586            16,559      16,673

PROVISION FOR LOAN LOSSES                                      530           150             1,130         900
                                                           -------      --------          --------    --------

         Net interest and dividend income after
         provision for loan losses                           5,178         5,436            15,429      15,773
                                                           -------      --------          --------    --------

NONINTEREST INCOME:
Service charges and fees                                       355           345             1,024         989
Gain on sales of securities, net                               452            49               622         729
                                                           -------      --------          --------    --------

         Total noninterest income                              807           394             1,646       1,718
                                                           -------      --------          --------    --------

NONINTEREST EXPENSE:
Salaries and employees benefits                              1,909         1,825             5,680       5,268
Occupancy                                                      501           348             1,311       1,057
Computer operations                                            360           291             1,111         892
Stationery, supplies, and postage                              130           123               435         362
Other                                                          863         1,260             2,722       2,878
                                                           -------      --------          --------    --------

         Total noninterest expense                           3,763         3,847            11,259      10,457
                                                           -------      --------          --------    --------

INCOME BEFORE INCOME TAXES                                   2,222         1,983             5,816       7,034

INCOME TAXES                                                   758           677             1,980       2,424
                                                           -------      --------          --------    --------

NET INCOME                                                 $ 1,464      $  1,306          $  3,836    $  4,610
                                                           -------      --------          --------    --------



   See the accompanying notes to unaudited consolidated financial statements.

                WESTFIELD MUTUAL HOLDING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - UNAUDITED
                             (Dollars in Thousands)


                                                                                                    Accumulated
                                                                                                       Other
                                                                                Retained            Comprehensive
                                                                                Earnings               Income         Total
Balance, January 1, 2001                                                        $  76,791             $    964       $ 77,755

Comprehensive income

Net income                                                                          3,836                    -         3,836
Unrealized net gains on securities and mortgage backed securities
Arising during the year, net of taxes of $450                                           -                  518            518
Reclassification for gains included in net income, net of taxes of $76                                    (146)          (146)
                                                                                                                     --------

Comprehensive income                                                                                                    4,208
                                                                                ---------             --------       --------

Balance, September 30, 2001                                                        80,627                1,336         81,963
                                                                                ---------             --------       --------


   See the accompanying notes to unaudited consolidated financial statements.

                WESTFIELD MUTUAL HOLDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in Thousands)

                                                                                           Nine Months
                                                                                          Ended Sept 30,
                                                                                    2001                  2000
                                                                                    ----                  ----
OPERATING ACTIVITIES
Net Income                                                                      $   3,836               $   4,610
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for Loan Losses                                                           1,130                     900
Depreciation of premises and equipment                                                781                     545
Net amortization of premiums and discounts on                                          70                      13
securities, mortgage backed securities and
mortgage loans.
Loss (gain) on sale of other real estate owned                                        (17)                    (26)
Stock Dividend Distributions                                                          (43)                      -
Gain on sale of mortgage loans                                                          -                       -
Gain on sales of securities - net                                                    (622)                   (729)
Deferred income tax provision                                                         437                     795
Changes in assets and liabilities:
         Accrued interest and dividends                                               272                    (503)
         Other assets                                                              (1,220)                    253
         Other liabilities                                                            662                     221
                                                                                ---------               ---------

         Net cash provided by operating activities                                  5,286                   5,637
                                                                                ---------               ---------

INVESTING ACTIVITIES:
Securities, held to maturity:
         Purchases                                                                 (7,099)                (15,288)
         Proceeds from calls, maturities and principal collections                 20,909                  14,040
Securities, available for sale:
         Purchases                                                                (16,692)                (28,339)
         Proceeds from sales                                                        4,700                   1,543
         Proceeds from calls, maturities and principal collections                 20,167                   6,500
Mortgage backed securities, held to maturity
         Purchases                                                                (54,638)                 (4,671)
         Principal collections                                                      9,791                   1,761
Mortgage backed securities, available for sale
         Purchases                                                                (23,749)                (26,206)
         Proceeds from sales                                                       47,574                   1,669
         Principal collection                                                      18,355                   3,786
Purchase of Federal Home Loan Bank owned                                             (188)                    (90)
         And other stock
Loans, net                                                                        (23,406)                  3,716
Proceeds from sale of other real estate owned                                          89                     144
Net purchases of premises and equipment                                            (2,660)                 (1,574)
                                                                                ---------               ---------

                  Net cash used in investing activities                            (6,847)                (43,009)
                                                                                ---------               ---------

FINANCING ACTIVITIES:
         Increase in Deposits                                                      23,329                  36,377
         Increase (decrease) in customer repurchase agreements                     (1,334)                  3,523
         Federal Home Loan Bank of Boston advances, net                                 -                  (5,000)
         preferred stock                                                                4                      (4)
                                                                                ---------               ---------

               Net cash provided by financing activities                           21,999                  34,896

NET INCREASE (DECREASE IN CASH AND
CASH EQUIVALENTS)
CASH AND CASH EQUIVALENTS                                                          20,438                  (2,476)

                  Beginning of year                                                32,729                  25,495
                                                                                ---------               ---------

                  End of year                                                   $  53,167               $  23,019
                                                                                ---------               ---------

    See the accompanying notes to unaudited consolidated financial statements

                 WESTFIELD MUTUAL HOLDING COMPANY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - Westfield Mutual Holding Company (the "Company") is a Massachusetts security corporation. The Company has a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Deposit Insurance Fund ("DIF"), a corporation formed by the Massachusetts' legislature. The Bank operates seven branches in Western Massachusetts. The Bank's primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners.

         The Bank has formed Westfield Elm Associates, Inc., ("Westfield Elm"), a wholly owned subsidiary. In addition, Westfield Elm has formed two subsidiaries, Elm Street Real Estate Investments Inc., (the "REIT") and Elm Street Business Trust (the "MBT"). The REIT is 99.9% owned by Westfield Elm with the remaining .1% owned by other shareholders. The MBT was 100% wholly owned by Westfield Elm. During 2000, the Company eliminated Westfield Elm and the MBT to streamline the overall bank structure.

         The unaudited consolidated interim financial statements of the MHC and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the MHC for the year ended December 31, 2000, included in the Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on August 28, 2001 and declared effective on November 9, 2001 (the "Registration Statement") of Westfield Financial, Inc. (the "Company"), the proposed holding company for the Bank. The financial statements of the Company and its wholly owned subsidiary, Westfield Securities Corp., a Massachusetts security corporation, have been omitted because neither the Company nor Westfield Securities Corp. had been formed, issued any stock, had any liabilities or conducted any business as of September 30, 2001.

         Plan of Reorganization and Stock Offering - On June 19, 2001, the Board of Trustees of the Company and the Board of Directors of Westfield Bank approved a plan of reorganization (the "Plan") whereby the Company will form a mid-tier stock holding company ("Westfield Financial, Inc.") and exchange 100% of the common stock of the Bank for a majority interest in Westfield Financial, Inc. Pursuant to the Plan, shares of Westfield Financial, Inc. are expected to be offered initially for subscription by depositors with eligible accounts at the Bank as of specified dates and if available, the tax qualified employee benefit plans of Westfield Bank, which will provide retirement benefits to the Company's employees. The common stock will be offered at $10.00 per share. The Company will offer between 3,196,000 and 4,324,000 shares. At least the minimum number of shares offered in the reorganization must be sold. Any stock not purchased in the subscription offering will be sold in a community offering to be commenced simultaneously with the subscription offering.

         Principles of Consolidation - The unaudited consolidated financial statements include the accounts of the Company, the Bank, and the REIT. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

         The Company believes that the disclosures are adequate to make the information presented not misleading. However, results for the periods presented are not necessarily indicative of the results to be expected for the entire 2001 fiscal year.

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Westfield Mutual Holding Co. as of and for the year ending December 31, 2000 and notes thereto.

         Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim period within those fiscal years.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITON AND RESULTS OF OPERATIONS.

         Forward Looking Statements - This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Westfield Mutual Holding Company's actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements.

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Westfield Mutual Holding Co. and related notes included in this report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

         Total assets increased $26.8 million, or 3.9%, to $721.6 million at September 30, 2001 from $694.8 million at December 31, 2000. On June 1, 2001, Westfield Bank securitized $35.7 million in thirty year fixed rate residential mortgage loans and $24.6 million in fifteen year fixed rate residential mortgage loans with Fannie Mae. This transaction was done to reduce interest rate risk as well as improve liquidity and enhance the subsequent saleability of the resulting securities. Because the dollar value of the securitized loans equaled the value of the underlying loans, the securitization did not result in a material change in total assets.

         Deposits increased $25.2 million to $627.1 million at September 30, 2001 from $601.9 million at December 31, 2000. Interest-bearing deposits accounted for $19.4 million of the growth in total deposits, while demand deposits accounted for $5.8 million.

         Total equity increased $4.2 million, or 5.4%, to $82.0 million at September 30, 2001 from $77.8 million at December 31, 2000. This was primarily the result of the net income of $3.8 million.

         The Company does not believe that the adoption of these pronouncements will have a significant impact on its financial position of results of operations.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

General

         Net income was $3.8 million for the nine months ended September 30, 2001, a decrease of $774,000, or 16.8%, compared with net income of $4.6 million for the 2000 comparable period. The decrease was primarily attributable to an increase of $802,000 in non-interest expenses and an increase of $230,000 in the provision for loan losses. The decrease was partially offset by a reduction in federal and state taxes of $444,000 compared with the same period in the prior year.

Interest and Dividend Income

         Total interest and dividend income increased $1.5 million or, 4.4%, to $36.0 million for the 2001 period compared with $34.5 million in 2000. Interest and dividends on securities increased $2.5 million to $10 million from $7.5 million, while interest income on loans decreased $1.0 million.

         The increase in interest and dividends on securities was due primarily to a $61.8 million increase in the average balance of securities from $151.9 million at September 30, 2000 to $213.7 million at September 30, 2001.

         The decrease in interest income on loans was primarily the result of a $1.0 million decrease in interest on residential real estate loans. This was the result of a decrease in the average balance of residential real estate loans from $263.2 million for the nine months ended September 30, 2000 to $243.9 million for the same period in 2001 due to the securitization of fixed rate mortgages mentioned in "Comparison of Financial Condition."

Interest Expense

         Total interest expense for the nine months ended September 30, 2001 increased $1.6 million from the comparable 2000 period. This was attributable to an increase of $37.8 million in the average balance of total interest bearing liabilities in 2001 from $542.5 million for the September 30, 2000 period to $580.2 million for the comparable period in 2001. The increase in average yield/cost of interest bearing liabilities from 4.37% for the 2000 period as compared to 4.46% for the comparable period in 2001 also contributed to the increase in interest expense.

Net Interest and Dividend Income

         Net interest and dividend income for the nine months ended September 30, 2001 decreased $114,000, or 0.68%, from $16.7 million in 2000 to $16.6 million in 2001. The net interest rate spread - the difference between the average yield on average total interest earning assets and the average cost of average total interest bearing liabilities - decreased 26 basis points to 2.66% for 2001 from 2.92% for the prior year comparable period. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased 25 basis points to 3.28% for 2001 from 3.53% for the prior year comparable period.

Provision for Loan Losses

         During the nine months ended September 30, 2001, Westfield Bank provided $1.1 million for loan losses, compared to $900,000 for the comparable 2000 period. The following factors resulted in an increase in the provision for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000:

         o Loan Concentrations - Commercial and industrial loans increased $13.5 million, or 37.6%, to $49.4 million at September 30, 2001 as compared to $35.9 million at September 30, 2000. Commercial real estate loans also increased $2.6 million from $89.9 million at September 30, 2000 to $92.5 million at September 30, 2001. This was offset by a decrease in residential real estate and consumer loans at $41.9 million and $11.2 million, respectively.

         o Credit Quality - Classified loans at September 30, 2001 were $11.4 million as compared to $8.2 million at September 30, 2000. Net charge-offs for the nine months ended September 30, 2001 and 2000 were $810,000 and $589,000, respectively.

         At September 30, 2001, the allowance for loan losses as a percentage of total loans was 0.88% as compared with 0.74% at September 30, 2000.

Noninterest Income

         Noninterest income includes service fees on deposit accounts, other service charges and net gains on sales of securities. Total noninterest income decreased $72,000, or 4.2%, to $1.6 million for nine months ended September 30, 2001 compared to $1.7 million for the 2000 period. The 2001 amount includes gains on sales of securities of $622,000 as compared to $729,000 for the 2000 period.

Noninterest Expense

         Total noninterest expense increased $802,000, or 7.7%, to $11.3 million during 2001 compared with $10.5 million for the prior year. Salaries and employee benefits increased $412,000, or 7.8%, to $5.7 million for 2001 compared with $5.3 million for the 2000 period, reflecting normal salary increases and additional staffing costs associated with the hiring and training of additional employees to staff the new Liberty Street, Springfield branch and Northampton Street, Holyoke, branch which both opened in June 2001. Occupancy expense increased $254,000 from $1,057,000 in 2000 to $1,311,000 during the 2001 period.
This was primarily the result of the abandonment of previous improvements in connection with the replacement of our West Springfield branch with a new facility, which was placed in service in August 2001.

Income Taxes

         Income tax expense decreased $444,000 or 18.3%, to $2.0 million for 2001, resulting in an effective tax rate of 34% for the nine months ended September 30, 2001, which was the same effective tax rate for the 2000 comparable period. The effective tax rate also reflects the utilization of Westfield Mutual Holding Company as a qualified securities corporation and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

General

         Net income was $1.5 million for the three months ended September 30, 2001, an increase of $158,000, or 12.1%, compared with net income of $1.3 million for the 2000 period. The increase was primarily attributable to an increase of $122,000 in net interest and dividend income, a decrease of $84,000 in noninterest expenses and an increase of $413,000 in other income, primarily due to an increase in security gains. These increases were partially offset by an increase of $380,000 in the provision for loan losses.

Interest and Dividend Income

         Total interest and dividend income decreased $226,000 or, 1.9%, to $11.7 million for the 2001 period compared with $11.9 million in the comparable period 2000. Interest and dividends on securities increased $837,000 to $3.6 million from $2.8 million, while interest income on loans decreased $1.1 million.

         The increase in interest and dividends on securities was due primarily to a $63.3 million increase in the average balance of securities from $172.0 million for the three months ended September 30, 2000 to $235.3 million for the comparable 2001 period.

         The decrease in interest income on loans was primarily the result of a $961,000 decrease in interest on residential real estate loans. This was the result of a decrease in the average balance of residential real estate loans from $262.2 million for the three months ended September 30, 2000 to $216.3 million for the same period in 2001 due to the securitization of fixed rate mortgages mentioned in "Comparison of Financial Condition." The average balance of indirect automobile loans decreased $10.5 million from $69.6 million in the 2000 period to $59.1 million in 2001.

Interest Expense

         Total interest expense for the three months ended September 30, 2001 decreased $348,000 from the comparable 2000 period to $6.0 million. The decrease was due to a decrease in the average balance of total interest bearing liabilities for the three month period in 2001 of $25.2 million, and a decrease in average yield/cost of interest bearing liabilities from 4.56% for the 2000 period as compared to 4.11% for the comparable period in 2001.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended September 30, 2001 increased $122,000, or 2.2%, from $5.6 million in 2000 to $5.7 million for 2001. The net interest rate spread - the difference between the average yield on average total interest earning assets and the average cost of average total interest bearing liabilities - decreased 1 basis point from 2.81% for 2000 to 2.80% for 2001. The net interest margin, which is net interest and dividend income divided by average total earning assets, decreased 8 basis points to 3.38% for 2001 from 3.46% for the year comparable period.

Provision for Loan Losses

         During the three months ended September 30, 2001, Westfield Bank provided $530,000 for loan losses, compared to $150,000 for the comparable 2000 period. The following factors resulted in an increase in the provision for the three months ended September 30, 2001 compared to the three months ended September 30, 2000:

         o Loan Concentrations - Commercial and industrial loans increased $13.5 million, or 37.6%, to $49.4 million at September 30, 2001 as compared to $35.9 million at September 30, 2000. Commercial real estate loans also increased $2.6 million from $89.9 million at September 30, 2000 to $92.5 million at September 30, 2001. This was offset by a decrease in residential real estate and consumer loans at $41.9 million and $11.2 million, respectively.

         o Credit Quality - Classified loans at September 30, 2001 were $11.4 million as compared to $8.2 million at September 30, 2000. Net charge-offs for the three months ended September 30, 2001 and 2000 were $346,000 and $143,000, respectively.

         At September 30, 2001, the allowance for loan losses as a percentage of total loans was 0.88%, as compared with 0.74%, at September 30, 2000.

Noninterest Income

         Noninterest income includes service fees on deposit accounts, other service charges and net gains on sales of securities. Total non-interest income increased $413,000, or 104.8%, to $807,000 for the three months ended September 30, 2001 compared to $394,000 for the comparable 2000 period. The 2001 amount includes gains on sales of securities of $452,000 as compared to $49,000 for the 2000 period.

Noninterest Expense

         Total noninterest expense decreased $84,000, or 2.2%, to $3,763,000 for the three months ended September 30, 2001 compared with $3,847,000 for the prior year. Salaries and employee benefits increased $84,000, or 4.6%, to $1.9 million for 2001 compared with $1.8 million for the 2000 period, reflecting normal salary increases and additional staffing costs associated with the hiring and training of additional employees to staff the new Liberty Street, Springfield branch and Northampton Street, Holyoke branch which both opened in June 2001. Occupancy expense increased $153,000 from $348,000 in 2000 to $501,000 during the three month period ended September 30, 2001. This was a result of a write-off of the abandonment of previous improvements in connection with the replacement of our West Springfield branch with a new facility, which was placed in serve in August 2001. Other noninterest expenses decreased $397,000 primarily as a result of a decrease in customer bank account service charges, bad checks and ATM network expense.

Income Taxes

         Income tax expense increased $81,000, or 12.0%, to $758,000 for the three months ended September 30, 2001, resulting in an effective tax rate of 34% for the period, which is the same effective tax rate as the comparable 2000 period. The effective tax rate also reflects the utilization of Westfield Mutual Holding Company as a qualified securities corporation and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

         The following tables set for the information relating to our average balance and net interest income at and for the nine months ending September 30, 2001 and 2000 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms and fees earned when real estate loans were prepaid or refinanced.

                                                              2001                                          2000
                                                              ----                                          ----
                                                             Average          Avg Yield/                   Average      Avg Yield/
                                               Interest      Balance            Cost        Interest       Balance        Cost
                                               --------      -------            ----        --------       --------       ----
Interest-Earning Assets
-----------------------

Residential Real Estate Loans                   $13,117      $243,848           7.17          $14,160     $263,228      7.17
Comm and C & I Loans                              8,506       137,376           8.26            8,019      124,838      8.57
Other Loans, Including Indirect Auto              4,308        69,233           8.30            4,795       79,741      8.02
Securities and Mortgage-backed Sec
         and Interest Bearing Deposits            9,699       213,673           6.05            7,003       51,886      6.15
Federal Funds Sold                                  342         9,532           4.78              489       10,458      6.22
-------------------------------------        ------------------------                     ------------------------
     Total Interest-Bearing Assets               35,972       673,662           7.12           34,466      630,051      7.29



Interest-Bearing Liabilities
----------------------------

Savings Accounts                                    346        44,090           1.05              393       49,858      1.05
Money Market & NOW                                3,564       155,291           3.06            3,389      144,227      3.13
Time Deposits                                    15,277       373,492           5.45           13,668      340,098      5.36
Repo's and Borrowings                               226         7,398           4.07              343        8,295      5.51

-------------------------------------        ------------------------                         --------------------
     Total Interest-Bearing Liabilities          19,413       580,271           4.46           17,793      542,478      4.37



Net Interest Income/Int Rate Spread              16,559                         2.66%         $16,673                   2.92%
                                             =======================================          ==============================


Net Interest Margin                                                             3.28%                                   3.53%
                                                                                ====                                    ====

         The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

         o Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
         o Interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and
         o   The net change.

         The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


Interest-Earning Assets                     Volume                     Rate                      Net
-----------------------                     ------                     ----                      ---
Residential Real Estate Loans               (1,044)                      1                       (1,043)
Comm'l and C & I Loans                         813                    (326)                         487
Other Loans, Including Indirect Auto          (632)                    145                         (487)
Securities and Mortgage-backed Sec            2,848                   (152)                       2,696
Federal Funds Sold                             (44)                   (103)                        (147)
--------------------------------------------------------------------------------------------------------


Net Change in Income on                      1,941                    (435)                       1,506
Interest-Earning Assets




Interest-Bearing Liabilities
----------------------------

Savings Accounts                               (45)                     (2)                         (47)
Money Market & NOW                             260                     (85)                         175
Certificate Accounts                         1,339                     270                        1,609
Repo's and Borrowings                          (37)                    (80)                        (117)
--------------------------------------------------------------------------------------------------------

Net Change in Expense on                     1,517                     103                        1,620
Interest-Bearing Liabilities


Net Change in Interest Income                  424                    (538)                        (114)

                         LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity form the Federal Home Loan Bank at September 30, 2001 was approximately $270 million.

         Liquidity management is both a daily and long term function of business management. The measure of a Company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flow, calls of investment securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that the Company has sufficient liquidity to meet its current operating needs.

         At September 30, 2001, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $79.6 million, or 17.4% of risk-weighted assets, and 11.3% of average assets. The Company had a risk-based total capital of $83.3 million and a risk-based capital ratio of 18.2%.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the nine months ended September 30, 2001 and September 30, 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Quantitative and qualitative information about market risk is presented in the Registration Statement on Form S-1 as filed by the Company with the Securities and Exchange Commission (the "Commission") on August 28, 2001 as amended and declared effective by the Commission on November 9, 2001

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Westfield Financial, Inc.

                                    (Registrant)


                                    By: /s/ Donald A. Williams
                                       _________________________________________
                                          Donald A. Williams
                                          President/Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:  /s/ Michael J. Janosco, Jr.
                                       _________________________________________
                                          Michael J. Janosco, Jr.
                                          Vice President/Chief Financial Officer
                                          (Principal Accounting Officer)


December 21, 2001