Form 10-K
period 2001-12-31
WESTFIELD FINANCIAL INC
filed 2002-04-01
CIK 1157647

Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No.: 001-16767

                          Westfield Financial, Inc.
           (Exact Name of Registrant as Specified in Its Charter)

          Massachusetts                                73-1627673
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

               141 Elm Street, Westfield, Massachusetts 01085
        (Address of Principal Executive Offices, including zip code)

                               (413) 568-1911
             (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No    .
                                                   ---     ---

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 2002, the registrant had 10,580,000 shares of common stock, $.01 par value, issued and outstanding. Of such shares outstanding, 5,607,400 shares were held by Westfield Mutual Holding Company, the registrant's mutual holding company, and 4,972,600 were held by the public and directors, officers and employees of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2002, was $68,757,574. This figure was based on the closing price as of March 19, 2002 on The American Stock Exchange for a share of the registrant's common stock, which was $14.70 on March 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                          WESTFIELD FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2001

                              TABLE OF CONTENTS

ITEM                               PART I                             PAGE

1    BUSINESS                                                            2
2    PROPERTIES                                                         35
3    LEGAL PROCEEDINGS                                                  35

                                   PART II

4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                36
5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS                                                36
6    SELECTED FINANCIAL DATA                                            37
7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                          38
7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         52
8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        53
9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE                                           53

                                  PART III

10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                53
11    EXECUTIVE COMPENSATION                                            56
12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    63
13    CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                     65

                                   PART IV

14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   65

                        FORWARD - LOOKING STATEMENTS

      This Annual Report on Form 10-K contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

      *     general and local economic conditions;

      * changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

      *     changes in accounting principles, policies, or guidelines;

      *     changes in legislation or regulation; and

      * other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

      Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed.

PART I

ITEM 1.     BUSINESS

      General. Westfield Financial, Inc. ("Westfield Financial," "us," "our," or "we") is a Massachusetts-chartered stock holding company organized in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a Massachusetts chartered mutual holding company which owns 53% of the outstanding common stock of Westfield Financial. Westfield Financial serves as the bank holding company for Westfield Bank, a Massachusetts chartered stock savings bank. Unless the context otherwise requires, all references herein to Westfield Bank or Westfield Financial include Westfield Financial and Westfield Bank on a consolidated basis. Westfield Financial sold 4,972,600 shares of its common stock to eligible depositors of Westfield Bank. Net proceeds of the stock offering were $47.7 million. The reorganization of Westfield Mutual Holding Company and the related stock offering by Westfield Financial were completed on December 27, 2001. The common stock of Westfield Financial commenced trading on The American Stock Exchange under the symbol "WFD" on December 28, 2001.

      Westfield Securities Corp., a Massachusetts chartered security corporation, and Westfield Bank are the only operating subsidiaries of Westfield Financial. Westfield Securities Corp. was formed in December 2001 by Westfield Financial for the primary purpose of holding qualified investment securities.

      Westfield Bank was formed in 1853 and reorganized into a mutual holding company structure without a stock offering in 1995. Historically, Westfield Bank has been a community-oriented provider of banking products and services to businesses and individuals, including traditional products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. In recent years, however, Westfield Bank has developed and implemented a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial and consumer lending and deposit relationships, extending its branch network and broadening its product lines and services.

      In addition, beginning on September 1, 2001, Westfield Bank began referring its residential real estate loan customers to a third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by a third party mortgage company. In connection with this referral program, Westfield Bank receives fee income for each of the loans originated by the third party mortgage company. Westfield Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions.

      Westfield Bank believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service. Westfield Bank operates through 10 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has two free-standing ATM locations in Agawam and Feeding Hills, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in western Massachusetts. In addition, Westfield Bank provides online banking services through its web site (http://www.westfieldbank.com).

      Westfield Bank's revenues are derived principally from interest on its loans and interest and dividends on its investment securities. Its primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

      Market Area. Westfield Bank conducts its operations out of the Bank's main office in Westfield, Massachusetts. It also operates through nine other banking offices located in Westfield and in the communities of Agawam, East Longmeadow, Holyoke, Southwick, Springfield and West Springfield, Massachusetts. Its deposits are gathered from the general public in these towns and surrounding communities, and its lending activities are concentrated primarily in Hampden County, Massachusetts.

      The City of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Westfield's 2001 population was approximately 40,100 and the estimated 2001 population for Hampden County was approximately 456,300.

      The economy of Westfield Bank's market area historically has been supported by a variety of industries. Its primary market area has benefited from the presence of large employers centered in insurance, health care, warehouse, manufacturing and education. Among the largest employers currently in its market area are American Saw, Bay State Health Systems, Big Y Foods, Friendly Ice Cream Corporation, Hasbro, Mass Mutual Life Insurance Company, Mestek, Noble Hospital, C&S Wholesale, the University of Massachusetts, Westfield State College and the Sullivan Paper Company. In addition, other employment and economic activity is provided by substantial number of small and medium size businesses in the area.

      During the late 1990's, the regional economy in our primary market area, based on economic indicators, such as unemployment rates, vacancy rates and household income trends, has strengthened, and residential and commercial real estate values in some areas approach the market values existing before the economic downturn in the late 1980s. As of December 2001, the unemployment rate of Westfield Bank's primary market area and Massachusetts was 3.6% and 3.7%, respectively, compared to 3.1% and 2.4%, respectively, in December 2000 and to the national average of 4.8%. From July 2000 to July 2001, the median household income in Westfield Bank's market area increased by 8.0% to $52,245 compared to $48,338 as of June 2000. Despite the increase, the median household income in Westfield Bank's market area is below state and national averages.

      In recent years, however, the regional economy in Westfield Bank's primary market area has showed signs of weakening. Unemployment rates in Westfield Bank's market area have recently increased and Westfield Bank expects that unemployment rates may increase further as the regional and national economy weakens. Westfield Bank's future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. Westfield Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from 24 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Westfield Bank's most direct competition for deposits has historically come from commercial banks, savings banks, co-operative banks and credit unions. Westfield Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. Historically, Westfield Bank's most direct competition for deposits has come from savings, co-operative and commercial banks. In Westfield Bank's market area, there were approximately nine of the foregoing institutions at December 31, 2001.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of residential real estate loans, home equity loans, commercial real estate loans, commercial and industrial loans and consumer loans.

      At December 31, 2001, Westfield Bank had total loans of $417.3 million, of which $212.8 million were residential mortgage loans and home equity loans. Of this total, 34.6% were adjustable-rate loans and 65.4% were fixed-rate loans. The remainder of its loans at December 31, 2001 consisted of commercial real estate loans, commercial and industrial loans, and consumer loans. Commercial real estate loans outstanding at December 31, 2001 totaled $99.4 million, or 23.82% of total loans. Commercial and industrial loans outstanding at December 31, 2001 totaled $47.0 million, or 11.27% of total loans. Consumer loans outstanding on December 31, 2001 totaled $58.1 million, or 13.92% of total loans.

      Westfield Bank's loans are subject to federal and state law and regulations. The interest rates Westfield Bank charges on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by its competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

      The following table presents the composition of Westfield Bank's loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.


                                                                        At December 31,
                              ---------------------------------------------------------------------------------------------------
                                     2001                2000                1999                1998                1997
                              ------------------- ------------------- ------------------- ------------------- -------------------
                                       Percent of          Percent of          Percent of          Percent of          Percent of
                               Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                               ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                    (Dollars in thousands)

Real estate loans:
  Residential                 $199,710   47.86%   $250,945   53.64%   $250,625   53.29%   $239,972   57.47%   $219,841   56.72%
  Home equity                   13,041    3.13      13,217    2.83      14,258    3.03      14,858    3.56      19,110    4.93
  Commercial                    99,425   23.82      92,826   19.84      89,333   18.99      90,026   21.56      96,151   24.81
                              ------------------------------------------------------------------------------------------------
    Total real estate loans    312,176   74.81     356,988   76.31     354,216   75.31     344,856   82.59     335,102   86.46
                              ------------------------------------------------------------------------------------------------

Other loans:
  Commercial and industrial     47,012   11.27      37,510    8.02      32,673    6.95      25,353    6.07      21,396    5.52
  Indirect auto                 52,129   12.49      66,168   14.14      76,006   16.16      38,799    9.30      21,937    5.66
  Consumer, other                5,955    1.43       7,171    1.53       7,436    1.58       8,524    2.04       9,144    2.36
                              ------------------------------------------------------------------------------------------------
    Total other loans          105,096   25.19     110,849   23.69     116,115   24.69      72,676   17.41      52,477   13.54
                              ------------------------------------------------------------------------------------------------

    Total loans                417,272  100.00%    467,837  100.00%    470,331  100.00%    417,532  100.00%    387,579  100.00%

Less:
  Net deferred loan
   origination costs               197                 128                 231                 184                 348
  Allowance for loan losses     (3,923)             (3,434)             (3,118)             (2,632)             (2,791)
                              --------            --------            --------            --------            --------
    Total loans, net          $413,546            $464,531            $467,444            $415,084            $385,136
                              ========            ========            ========            ========            ========

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2001. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.


                                                                  At December 31, 2001
                                   -----------------------------------------------------------------------------------
                                   Residential                   Commercial       Commercial
                                   Real Estate    Home Equity    Real Estate    and Industrial    Consumer
                                      Loans          Loans          Loans           Loans          Loans       Totals
                                   -----------    -----------    -----------    --------------    --------     ------
                                                                     (In thousands)

Amounts due:
  Within one year                   $ 23,399        $13,041        $25,647         $25,747        $ 1,536     $ 89,370
                                    ----------------------------------------------------------------------------------

  After one year:
    One to three years                19,398             -          23,108           7,002         24,075       73,583
    Three to five years               22,849             -          12,447          10,755         28,528       74,579
    Five to ten years                 40,321             -          27,149           2,396          3,525       73,391
    Ten to twenty years               43,128             -           4,045             686              -       47,859
    Over twenty years                 50,615             -           7,029             426            420       58,490
                                    ----------------------------------------------------------------------------------
Total due after one year             176,311             -          73,778          21,265         56,548      327,902
                                    ----------------------------------------------------------------------------------

Total amount due:                    199,710        13,041          99,425          47,012         58,084      417,272
                                    ----------------------------------------------------------------------------------

Less:
  Net deferred loan origination
   costs                                (205)          180               -               -            222          197
  Allowance for loan losses             (787)          (52)         (1,467)           (999)          (618)      (3,923)
                                    ----------------------------------------------------------------------------------

    Loans, net                      $198,718       $13,169         $97,958         $46,013        $57,688     $413,546
                                    ==================================================================================

      The following table presents, as of December 31, 2001, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2002 and whether such loans have fixed interest rates or adjustable interest rates.


                                    Due After December 31, 2002
                                ------------------------------------
                                 Fixed       Adjustable      Total
                                 -----       ----------      -----
                                           (In thousands)

Real Estate Loans
  Residential                   $138,916      $ 37,395      $176,311
  Commercial                      14,144        59,634        73,778
                                ------------------------------------
    Total real estate loans      153,060        97,029       250,089

Other Loans
  Commercial and industrial       18,309         2,956        21,265
  Consumer                        56,530            18        56,548
                                ------------------------------------
    Total other loans             74,839         2,974        77,813
                                ------------------------------------

Total loans                     $227,899      $100,003      $327,902
                                ====================================

      The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.


                                                      For the Year Ended December 31,
                                                     ----------------------------------
                                                       2001         2000         1999
                                                       ----         ----         ----
                                                               (In thousands)

Loans:
  Balance outstanding at beginning of period         $467,837     $470,331     $417,532

Originations:
  Real estate loans:
    Residential                                        46,625       36,291       92,674
    Home equity                                        10,853        8,246        8,084
    Commercial                                         20,797       26,676       29,041
                                                     ----------------------------------
      Total mortgage originations                      78,275       71,213      129,799
  Commercial and industrial loans                      56,778       78,889       74,000
  Consumer loans                                       21,358       26,415       66,869
                                                     ----------------------------------
      Total originations                              156,411      176,517      270,668
  Purchases of one-to-four family mortgage loans       18,553            -        6,772
                                                     ----------------------------------
                                                      174,964      176,517      277,440
                                                     ----------------------------------

Less:
  Principal repayments, unadvanced funds and
   other, net                                         163,834      178,003      213,193
  Loan securitizations                                 60,268            -       11,091
  Loan charge-offs                                      1,141          773          357
  Transfers to foreclosed real estate                     286          235            -
                                                     ----------------------------------
      Total deductions                                225,529      179,011      224,641
                                                     ----------------------------------
  Ending balance                                     $417,272     $467,837     $470,331
                                                     ==================================

      Residential Mortgage Loans and Originations. Westfield Bank originates mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. Most of its loan originations are generated by referrals from real estate brokers and builders, its marketing efforts and existing and walk-in customers. As of December 31, 2001, loans on one-to-four family residential properties accounted for $199.7 million, or 47.86%, of Westfield Bank's total loan portfolio.

      Westfield Bank currently originates residential real estate loans on either a fixed-rate or adjustable-rate basis, as consumer demand dictates. The maximum loan-to-value ratios depend on the type of property and the size of the loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of Westfield Bank's real estate loans are originated with a loan-to-value ratio of 80% or less. Loans originated with loan-to-value ratios in excess of 80% require the borrower to obtain mortgage insurance.

      Beginning on September 1, 2001, Westfield Bank began referring its residential real estate borrowers to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company. Westfield Bank receives a fee of 65 basis points for each of these loans originated by the third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by the third party mortgage company, whose underwriting standards were similar to those of Westfield Bank. In addition, depending on market conditions, Westfield Bank may purchase residential real estate loans from the third party mortgage company. Westfield Bank believes that this program will diversify its loan portfolio and reduce its interest rate risk.

      Westfield Bank's pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and other local financial institutions, and consistent with its internal needs. Westfield Bank offers fixed-rate loans secured by single family residences. These loans have contractual maturities of up to 30 years and are fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in Westfield Bank's portfolio considerably. Westfield Bank's residential real estate loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Westfield Bank's residential real estate loans generally contain a "due on sale" clause allowing it to declare the unpaid principal balance due and payable upon the sale of the security property.

      Westfield Bank also offers a variety of fixed-rate loans that it sells to investors on a servicing released basis. These loans are underwritten to the investors' standards and are sold to the investor after the loan closes. Westfield Bank is an approved seller/servicer for both Fannie Mae and Freddie Mac.

      Westfield Bank offers adjustable-rate mortgage loans with either a one-year, three-year or five-year term to the initial repricing date. After that initial period, the interest rate for each adjustable-rate mortgage loan generally adjusts annually for the remainder of the term of the loan. Westfield Bank uses a different number of indices to reprice its adjustable-rate mortgage loans.

      Westfield Bank's residential adjustable-rate mortgage loans generally are fully amortizing loans with contractual maturities of up to 30 years, payments due monthly. Its adjustable-rate mortgage loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans are not generally as rate sensitive as its cost of funds. The adjustable-rate mortgage loans that Westfield Bank originates generally are not convertible into fixed-rate loans.

      Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payments rises, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with the payment history for these loans. At December 31, 2001, its loan portfolio included $73.67 million in adjustable-rate residential mortgage loans or 17.66% of its total loan portfolio, and $139.08 million in fixed-rate residential real estate loans, or 33.33% of its total loan portfolio.

      Westfield Bank's home equity lines of credit totaled $13.0 million and comprised 3.13% of its total loan portfolio at December 31, 2001. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2001, Westfield Bank's commercial real estate loan portfolio consisted of 453 loans, totaling $99.4 million, or 23.82% of total loans.

      Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Westfield Bank's normal lending area. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and requires a minimum debt coverage ratio of 1.20 times. Its largest commercial real estate loan relationship had an outstanding balance of $3.9 million at December 31, 2001 which was secured by apartment buildings located in western Massachusetts.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $7.4 million in commercial construction loans and commitments at December 31, 2001. Of this amount, approximately $4.7 million were loans made to experienced developers with whom Westfield Bank has an established relationship, $3.2 million of which was to a prominent developer to fund a single construction project in Westfield, Massachusetts.

      Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, Westfield Bank monitors its loan concentration on a quarterly basis and its loan policies generally limit the amount of loans to a single borrower or group of borrowers.

      Because of increased risks associated with commercial real estate loans, Westfield Bank's commercial real estate loans generally have higher rates and shorter maturities than residential mortgage loans. Westfield Bank usually offers commercial real estate loans at adjustable rates tied to the prime rate or to yields on U.S. Treasury securities. The terms of such loans generally do not exceed 20 years.

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2001, Westfield Bank's commercial and industrial loan portfolio consisted of 688 loans, totaling $47.0 million or 11.27% of its total loans. Since 1996, commercial and industrial loans have grown $28.7 million, or 156.8% from $18.3 to $47.0 million. In addition, Westfield Bank has added four commercial loan officers and one business development officer since 1997. Westfield Bank may hire additional commercial loan officers on an as needed basis in connection with its potential branch expansion.

      As part of Westfield Bank's strategy of increasing its emphasis on commercial lending, Westfield Bank seeks to attract its business customers' entire banking relationship. All commercial borrowers are required to maintain a commercial deposit at Westfield Bank. Westfield Bank also provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, sweep accounts, a broad ATM network and night deposit services. Commercial loan officers are based in its main and branch offices, and Westfield Bank views its recent and potential branch expansion as a means of facilitating these commercial relationships. Westfield Bank intends to use the proceeds of the stock offering to continue to expand the volume of its commercial business products and services within its current underwriting standards.

      Westfield Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans were for loans to purchase machinery and equipment which comprise approximately 2.7% of the total loan portfolio. At December 31, 2001, Westfield Bank's largest commercial and industrial loan relationship was $5.9 million to a local machine distributor that provides enhanced engineering and design to manufacturing companies in the medical, electronic and aerospace industries by improving the quality or efficiency of equipment.

      Commercial and industrial loans are limited to terms of seven years but generally have terms of five years or less. Although Westfield Bank does originate fixed-rate commercial loans, substantially all of its commercial loans have variable interest rates tied to the prime rate. Whenever possible, Westfield Bank also collateralizes these commercial and industrial loans with a lien on commercial real estate. Alternatively, Westfield Bank may collateralize these loans with a lien on business assets and equipment. In some cases, both types of liens are required. Westfield Bank also generally requires the personal guarantee of the business owner. Interest rates on commercial loans generally have higher yields than residential or commercial real estate loans.

      Commercial and industrial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial and industrial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. These risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater oversight efforts by Westfield Bank's staff compared to residential or commercial real estate lending. In order to mitigate this risk, Westfield Bank monitors its loan concentration and its loan policies generally limit the amount of loans to a single borrower or group of borrowers. Westfield Bank also utilizes the services of an outside consultant to conduct on-site credit quality reviews of the commercial and industrial loan portfolio.

      Consumer Loans. Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans, but they also generally tend to have a higher credit risk than residential mortgage loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to Westfield Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      Westfield Bank offers a variety of consumer loans to retail customers in the communities its serves. Examples of its consumer loans include:

      *     direct and indirect automobile loans;

      *     secured passbook loans;

      * credit lines tied to deposit accounts to provide overdraft protection; and

      *     unsecured personal loans.

      At December 31, 2001, the consumer loan portfolio totaled $58.1 million or 13.92% of total loans. Westfield Bank's increased emphasis on consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Indirect automobile loans currently represent the largest portion of its consumer loan portfolio, totaling $52.1 million, or 12.49% of its total loan portfolio and 89.7% of its consumer loan portfolio, at December 31, 2001.

      Westfield Bank offers fixed-rate automobile loans in a direct and indirect basis with terms up to 72 months for new and recent model used cars and up to 60 months for older model used cars. Westfield Bank generally will make such loans up to 100% of the retail value shown in the NADA Used Car Guide. The interest rates offered differ depending on the age of the automobile and current interest rates offered by competitors.

      Westfield Bank began offering indirect automobile loans through automobile dealers approximately eight years ago. Currently, Westfield Bank maintains contractual relationships with approximately 40 new and used car dealers located through western Massachusetts and northern Connecticut. Westfield Bank has a contractual arrangement and outsources a portion of the origination function and all of the servicing function to a nationally recognized service provider. The collection and liquidation functions are handled in-house by Westfield Bank personnel. Indirect auto loans are made only after an underwriting review and approval under established guidelines set by Westfield Bank. On loans originated by its automobile dealers, Westfield Bank compensates the originator based upon the higher interest rate paid on the loan, up to a maximum of 4%.

      For the years ended December 31, 2001 and 2000, Westfield Bank originated $17.5 million and $20.3 million of automobile loans, respectively, substantially all of which were originated indirectly through the automobile dealers. The majority of automobile loans are secured by used automobiles. The indirect automobile loan portfolio grew substantially in 1999 as the result of aggressive pricing and the addition of several new dealers. Management determined to temporarily curtail its indirect lending in fiscal years 2000 and 2001 to allow the portfolio to become more seasoned, but may decide to grow the indirect automobile loan portfolio in the future. Westfield Bank has not sold any of its automobile loans since inception. Westfield Bank anticipates that in the future it may sell a portion of its automobile loans in the secondary market for liquidity purposes and to manage the credit risk of the loan portfolio.

      Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Repossessed collateral relating to consumer loans at December 31, 2001 approximated $325,000. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

      Loan Approval Procedures and Authority. As established by the Executive Committee of the Board of Directors, Westfield Bank's lending policies provide that its mortgage underwriting department may review and approve mortgage loans up to $500,000. Westfield Bank's underwriting department also may review and approve home equity loans up to $100,000. Any loan applications, including mortgage loans, that exceed $500,000 or $100,000 for home equity loans require approval of the Executive Committee. For loans requiring board approval, management is responsible for presenting to the board information about the creditworthiness of a borrower and the estimated value of the subject property. Generally, the estimated value of the property must be supported by an independent appraisal report prepared in accordance with Westfield Bank's appraisal policy.

      The following generally describes Westfield Bank's current lending procedures. Upon receipt of a completed loan application from a prospective borrower, Westfield Bank must order a credit report and verify other information. If necessary, Westfield Bank obtains additional financial or credit related information. Westfield Bank requires an appraisal for all mortgage loans. Appraisals for mortgage loans are performed by licensed or certified third-party appraisal firms and are reviewed by Westfield Bank's lending department. Appraisals for second mortgages or home equity loans are not required. Rather, a designated employee of Westfield Bank conducts an inspection of the property. Westfield Bank requires title insurance on all mortgage loans and certain other loans. Westfield Bank requires borrowers to obtain hazard insurance. Westfield Bank also requires borrowers to obtain flood insurance, if applicable, prior to closing. In addition, Westfield Bank makes available to borrowers the option to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which it makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums. Beginning on September 1, 2001, Westfield Bank began originating its residential real estate loans by referring its customers to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company.

      Asset Quality. One of Westfield Bank's key operating objectives has been and continues to be the achievement of a high level of asset quality. Westfield Bank maintains a large proportion of loans secured by residential and commercial properties, set sound credit standards for new loan originations and follow careful loan administration procedures. Westfield Bank also utilizes the services of an outside consultant to conduct on-site credit quality reviews of Westfield Bank's commercial and industrial loan portfolio on an annual basis. These practices and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios and, in recent years, a low level of nonaccrual loans. These factors have helped strengthen Westfield Bank's financial condition.

      Delinquent Loans and Foreclosed Assets. Westfield Bank's policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, as well as Westfield Bank's actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property.

      The following table presents information regarding non-accrual mortgage and consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2001, 2000, and 1999, Westfield Bank had $2.7 million, $2.3 million, and $2.8 million, respectively, of non-accrual loans.


                                                                At December 31,
                                               --------------------------------------------------
                                                2001       2000       1999       1998       1997
                                                ----       ----       ----       ----       ----
                                                             (Dollars in thousands)

Non-accrual real estate loans:
  Residential                                  $1,866     $1,180     $  864     $  262     $  328
  Home equity                                      14        113          -          -         42
  Commercial real estate                          536        247      1,496        262         95
                                               --------------------------------------------------
Total non-accrual real estate loans             2,416      1,540      2,360        524        465

Other loans:
  Commercial and industrial                       183        392         35        137        206
  Consumer                                         85        376        356        177        268
                                               --------------------------------------------------
Total non-accrual consumer and other loans     $2,684     $2,308     $2,751     $  838     $  939
                                               ==================================================
Total nonperforming loans                      $2,684     $2,308     $2,751     $  838     $  939
Foreclosed real estate, net                       176          -          -        221        984
                                               --------------------------------------------------
Total nonperforming assets                     $2,860     $2,308     $2,751     $1,059     $1,923
                                               ==================================================
Nonperforming loans to total loans               0.64%      0.49%      0.58%      0.20%      0.24%
Nonperforming assets to total assets             0.37       0.33       0.43       0.18       0.35

      Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios at or for the dates indicated.


                                                      At or for Years Ended December 31,
                                         ------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                           ----         ----         ----         ----         ----
                                                            (Dollars in thousands)

Balance at beginning of period           $  3,434     $  3,118     $  2,632     $  2,791     $  3,094

Charge-offs:
  Residential                                 (16)         (12)         (19)        (292)         (35)
  Commercial real estate                      (17)         (20)           -           (8)         (47)
  Home equity loans                             -            -            -            -          (48)
  Commercial and industrial                   (26)         (42)          (5)        (156)        (254)
  Consumer                                 (1,784)        (985)        (521)        (294)        (190)
                                         ------------------------------------------------------------
    Total charge-offs                      (1,843)      (1,059)        (545)        (750)        (574)
                                         ------------------------------------------------------------

Recoveries:
  Residential                                   -            -           30           90            8
  Commercial real estate                        -            -            5           95           14
  Home equity loans                             -            -            -            9            -
  Commercial                                   14            8           18           57            5
  Consumer and industrial                     688          278          135           47           44
                                         ------------------------------------------------------------
    Total recoveries                          702          286          188          298           71
                                         ------------------------------------------------------------

Net charge-offs                            (1,141)        (773)        (357)        (452)        (503)

Provision for loan losses                   1,630        1,089          843          293          200
                                         ------------------------------------------------------------

Balance at end of period                 $  3,923     $  3,434     $  3,118     $  2,632     $  2,791
                                         ============================================================

Total loans receivable(1)                $417,272     $467,837     $470,331     $417,532     $387,579
                                         ============================================================

Average loans outstanding                $443,652     $464,917     $443,982     $402,851     $376,191
                                         ============================================================

  Allowance for loan losses as a
   percent of total loans
   receivable                                0.94%        0.73%        0.66%        0.63%        0.72%


  Net loans charged off a percent of
   average loans outstanding                 0.26%        0.17%        0.08%        0.11%        0.13%

--------------------
<F1>  Does not include deferred fees.

      Westfield Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Westfield Bank's methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific allowance for identified problem loans and a formula allowance for current performing loans. Fluctuations in the balances of impaired loans affect the specific reserve while fluctuations in volume and concentrations of loans affects the formula reserve and the allocation of the allowance of the loan losses among loan types.

      The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No.s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Westfield Bank portfolios of home equity loans, real estate mortgages, installment and other loans.

      The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter Westfield Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Loss factors are assigned to each category based on Westfield Bank's assessment of each category's inherent risk. In determining the loss factors to apply to each loan category, Westfield Bank considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Loss factors may be adjusted for qualitative factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

* Classified loan loss factors are derived from loss percentages utilized by banking regulators for similarly graded loans. Loss factors of 3% to 5%, 10% to 15% and 50% to 75% are applied to the outstanding balance of loans internally classified special mention, substandard and doubtful, respectively.

* Pass graded loan loss factors are based on actual losses for the previous twelve quarters adjusted for qualitative factors, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations and specific industry conditions within portfolio segments that exist at the balance sheet date. The loss factors are applied to outstanding loans by loan type.

      In addition, management employs an independent third party to perform an annual review of all of Westfield Bank's commercial loans with principal balances greater than $600,000. A second objective was to review all watch list loans with aggregate balances greater than $100,000 and all 30 day or longer past due commercial loans with balances in excess of $50,000.

      Westfield Bank's methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass graded loans are designated to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management's judgments of qualitative factors as of the evaluation date. Similarly, by basing the pass graded loan loss factors on loss experience over the prior three years, the methodology is designated to take Westfield Bank's recent loss experience into account.

      Westfield Bank's allowance methodology has been applied on a consistent basis. Based on this methodology, Westfield Bank believes that it has established and maintained the allowance for loan losses at adequate levels, future adjustments to the allowance for loan losses, however, may be necessary if economic, real estate and other conditions differ substantially from the current operating environment resulting in estimated and actual losses differing substantially. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses.

      A summary of the components of the allowance for loan losses as of December 31, 2001, December 31, 2000 and December 31, 1999 is as follows:


                                    December 31, 2001                December 31, 2000                December 31, 1999
                              -----------------------------    -----------------------------    -----------------------------
                              Specific    Formula    Total     Specific    Formula    Total     Specific    Formula    Total
                              --------    -------    -----     --------    -------    -----     --------    -------    -----
                                                                      (In Thousands)

Real estate mortgage
  Residential                   $ -       $  839     $  839      $ -       $  859     $  859      $  -      $  682     $  682
  Commercial                     32        1,435      1,467       49        1,187      1,236       136       1,057      1,193

Commercial and Industrial        53          946        999       28          551        579         -         397        397

Consumer                          -          618        618        -          760        760         -         846        846
                                ---------------------------------------------------------------------------------------------
Total                           $85       $3,838     $3,923      $77       $3,357     $3,434      $136      $2,982     $3,118
                                =============================================================================================

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review Westfield Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the Federal Deposit Insurance Corporation and the Massachusetts Division of Banks, may require Westfield Bank to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting Westfield Bank's results of operations.

      For the year ended December 31, 2001, Westfield Bank provided $1.6 million to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.


                                                                     At December 31,
                       -----------------------------------------------------------------------------------------------------------
                                      2001                                2000                                1999
                       -----------------------------------------------------------------------------------------------------------
                                              Percent of                          Percent of                          Percent of
                                    Loan     Loans in Each              Loan     Loans in Each              Loan     Loans in Each
                       Amount of   Balances   Category to  Amount of   Balances   Category to  Amount of   Balances   Category to
Loan Category          Loan Loss by Category  Total Loans  Loan Loss by Category  Total Loans  Loan Loss by Category  Total Loans
-------------          --------- ----------- ------------- --------- ----------- ------------- --------- ----------- -------------
                                                                 (Dollars in thousands)

Real estate - mortgage:
  Residential(1)        $  839    $212,751       50.98%     $  859    $264,162       56.47%     $  682    $264,883       56.32%
  Commercial             1,467      99,425       23.83       1,236      92,826       19.84       1,193      89,333       18.99
Commercial loans           999      47,012       11.27         579      37,510        8.02         397      32,673        6.95
Consumer loans(2)          618      58,084       13.92         760      73,339       15.67         846      83,442       17.74
                        ------------------------------------------------------------------------------------------------------
    Total allowance
     for loan losses    $3,923    $417,272      100.00%     $3,434    $467,837      100.00%     $3,118    $470,331      100.00%
                        ======================================================================================================


                                                   At December 31,
                       -----------------------------------------------------------------------
                                      1998                                1997
                       -----------------------------------------------------------------------
                                              Percent of                          Percent of
                                    Loan     Loans in Each              Loan     Loans in Each
                       Amount of   Balances   Category to  Amount of   Balances   Category to
Loan Category          Loan Loss by Category  Total Loans  Loan Loss by Category  Total Loans
-------------          --------- ----------- ------------- --------- ----------- -------------
                                               (Dollars in thousands)


Real estate - mortgage:
  Residential(1)        $  675    $254,830       61.03%     $  728    $238,951       61.65%
  Commercial             1,344      90,026       21.56       1,604      96,151       24.81
Commercial loans           301      25,353        6.07         226      21,396        5.52
Consumer loans(2)          312      47,323       11.34         233      31,081        8.02
                        ------------------------------------------------------------------
    Total allowance
     for loan losses    $2,632    $417,532      100.00%     $2,791    $387,579      100.00%
                        ==================================================================

--------------------
<F1>  Includes home equity loans.
<F2>  Excludes passbook loans.

      Investment Activities The Board of Directors reviews and approves Westfield Bank's investment policy on an annual basis. The President and Treasurer, as authorized by the Board, implement this policy based on the established guidelines within the written policy.

      Westfield Bank's investment policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities and to provide and maintain liquidity within the range established by policy. In determining Westfield Bank's investment strategies, it considers its interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, and other characteristics of the securities to be held.

      Massachusetts-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks, corporate debt instruments, and equity securities.

      Securities Portfolio Westfield Bank classifies securities as held to maturity or available for sale at the date of purchase. Westfield Bank does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2001, held to maturity securities totaled $126.6 million, or 44% of the total securities portfolio, and available for sale investments totaled $161.3 million, or 56% of Westfield Bank's total securities portfolio. Westfield Bank classifies U.S. Government securities and U.S. Government Agency securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Bank also invests in adjustable rate securities with maturities of up to 15 years. Westfield Bank's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both 30-year securities and seven-year balloon securities. The latter are so named because they mature (i.e. balloon) prior to completing their normal 30-year amortization. The 30-year mortgage backed securities are classified as held to maturity while the seven year balloon securities are classified as available for sale. In addition, Westfield Bank has investments in Federal Home Loan Bank stock and other equity securities.

      Securities Portfolio. The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.


                                                                At December 31,
                                  ----------------------------------------------------------------------------
                                           2001                       2000                       1999
                                  ----------------------     ----------------------     ----------------------
                                  Amortized      Market      Amortized      Market      Amortized      Market
                                    Cost         Value         Cost         Value         Cost         Value
                                  ---------      ------      ---------      ------      ---------      ------
                                                                (In thousands)

<s>                               <c>           <c>          <c.           <c>          <c>           <c>
Securities:
  U.S. Government securities      $      -      $      -     $      -      $      -     $  4,997      $  5,007
  Federal agency securities         56,895        57,380       43,188        43,578       35,426        34,878
  Other debt securities             47,087        48,284       62,352        62,126       48,722        47,982
                                  ----------------------------------------------------------------------------
Total securities                   103,982       105,664      105,540       105,704       89,145        87,867
                                  ----------------------------------------------------------------------------

Mortgage-backed and mortgage-
 related securities:
  Ginnie Mae                        29,233        29,277        9,904         9,907        2,511         2,420
  Fannie Mae                        59,749        60,825       33,729        33,584       22,869        21,915
  Freddie Mac                       49,960        50,296        5,685         5,720        3,650         3,658
  Collateralized mortgage
   obligations                      27,973        28,119       10,016        10,233            -             -
                                  ----------------------------------------------------------------------------
Total mortgage-backed and
 mortgage-related securities       166,915       168,517       59,334        59,444       29,030        27,993
                                  ----------------------------------------------------------------------------

Marketable equity securities        14,320        14,675        8,063         9,744        6,303         9,194
                                  ----------------------------------------------------------------------------
      Total securities            $285,217      $288,856     $172,937      $174,892     $124,478      $125,054
                                  ============================================================================

      Mortgage-Backed Securities and Mortgage-Related Securities. The following table sets forth the amortized cost and fair value of Westfield Bank's mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity at the dates indicated.


                                                                             At December 31,
                                         ----------------------------------------------------------------------------------------
                                                     2001                          2000                          1999
                                         ----------------------------  ---------------------------   ----------------------------
                                         Amortized  Percent   Market   Amortized  Percent   Market   Amortized  Percent   Market
                                           Cost     of Total  Value      Cost     of Total  Value      Cost     of Total  Value
                                         ---------  --------  ------   ---------  --------  ------   ---------  --------  ------
                                                                         (Dollars in thousands)

Mortgage-backed and mortgage-related
 securities available for sale:
  Ginnie Mae                             $ 22,018    13.19%  $ 22,053   $ 8,610    14.51%   $ 8,644   $ 1,634     5.63%   $ 1,580
  Fannie Mae                               35,822    21.46     36,822    29,174    49.17     28,933    20,790    71.62     19,889
  Freddie Mac                              18,490    11.08     18,553     4,728     7.97      4,770     2,099     7.23      2,099
  Collateralized mortgage obligations       9,578     5.74      9,722    10,016    16.88     10,233         -        -          -
                                         ----------------------------------------------------------------------------------------
Total mortgage-backed and mortgage
 related securities available for sale     85,908    51.47     87,150    52,528    88.53     52,580    24,523    84.47     23,568
                                         ----------------------------------------------------------------------------------------

Mortgage-back and mortgage related
 securities held to maturity:
  Ginnie Mae                                7,215     4.32      7,224     1,294     2.18      1,263       877     3.02        840
  Fannie Mae                               23,927    14.34     24,003     4,555     7.68      4,651     2,079     7.16      2,026
  Freddie Mac                              31,470    18.85     31,743       957     1.61        950     1,551     5.34      1,559
  Collateralized mortgage obligations      18,395    11.02     18,397         -        -          -         -        -          -
                                         ----------------------------------------------------------------------------------------
Total mortgage-backed and mortgage
 related securities held to maturity       81,007    48.53     81,367     6,806    11.47      6,864     4,507    15.53      4,425
                                         ----------------------------------------------------------------------------------------
Total mortgage-backed and mortgage
 related securities                      $166,915   100.00%  $168,517  $ 59,334   100.00%  $ 59,444  $ 29,030   100.00%  $ 27,993
                                         ========================================================================================

      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2001 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.


                                                                    More than One Year      More than Five Years
                                            One Year or Less        through Five Years        through Ten Years
                                          ---------------------    ---------------------    ---------------------
                                                       Weighted                 Weighted                 Weighted
                                          Amortized    Average     Amortized    Average     Amortized    Average
                                            Cost        Yield        Cost        Yield        Cost        Yield
                                          ---------    --------    ---------    --------    ---------    --------
                                                                  (Dollars in thousands)

Securities available for sale:
  U.S. Government securities               $    --        --%       $    --        --%       $    --        --%
  Federal agency securities                  1,000      6.61         20,143      4.61          1,182      3.24
  Other debt securities                     10,328      6.67         18,457      6.37             --        --
                                           -------                  -------                  -------
    Total securities                        11,328      6.66         38,600      5.46          1,182      3.24
                                           -------                  -------                  -------

Mortgage-backed securities available
 for sale:
  Ginnie Mae                                    --        --             --        --             --        --
  Fannie Mae                                    --        --            172      6.00             --        --
  Freddie Mac                                  227      6.00          2,802      2.44             --        --
  Collateralized mortgage obligations           --        --             --        --             --        --
                                           -------                  -------                  -------
    Total mortgage-back securities             227      6.00          2,974      2.65             --        --
                                           -------                  -------                  -------

Total                                      $11,555      6.65        $41,574      5.25        $ 1,182      3.24
                                           =======                  =======                  =======

Securities held to maturity:
  U.S. Government securities                    --        --             --        --             --        --
  Federal agency securities                  3,000      6.00         27,002      4.33             --        --
  Other debt securities                      8,013      6.79          7,486      6.98            113      4.17
                                           -------                  -------                  -------
    Total investment securities             11,013      6.58         34,488      4.90            113      4.17
                                           -------                  -------                  -------

Mortgage-backed securities held
 to maturity:
  Ginnie Mae                                    --        --             74      4.65            884      4.39
  Fannie Mae                                    --        --             --        --          4,118      4.93
  Freddie Mac                                  194      7.50          1,002      1.58          6,921      4.01
  Collateralized mortgage obligations           --        --             --        --             --        --
                                           -------                  -------                  -------
    Total mortgage-backed securities           194      7.50          1,076      1.79         11,923      4.36
                                           -------                  -------                  -------

Total                                      $11,207      6.59        $35,564      4.81        $12,036      4.36
                                           =======                  =======                  =======


                                           More than Ten Years             Total Securities
                                          ---------------------    ---------------------------------
                                                       Weighted                             Weighted
                                          Amortized    Average     Amortized     Market     Average
                                            Cost        Yield        Cost        Value       Yield
                                          ---------    --------    ---------     ------     --------
                                                            (Dollars in thousands)


Securities available for sale:
  U.S. Government securities               $    --        --%      $     --     $     --       --%
  Federal agency securities                  4,568      4.14         26,893       27,237     4.26
  Other debt securities                      2,690      2.54         31,475       32,272     6.14
                                           -------                 --------     --------
    Total securities                         7,258      3.55         58,368       59,509     5.27
                                           -------                 --------     --------

Mortgage-backed securities available
 for sale:
  Ginnie Mae                                22,018      5.08         22,018       22,053     5.08
  Fannie Mae                                35,650      6.40         35,822       36,822     6.18
  Freddie Mac                               15,461      5.64         18,490       18,553     5.16
  Collateralized mortgage obligations        9,578      6.24          9,578        9,722     6.24
                                           -------                 --------     --------
    Total mortgage-back securities          82,706      5.89         85,908       87,150     5.69
                                           -------                 --------     --------

Total                                      $89,965      5.70       $144,276     $146,659     5.52
                                           =======                 ========     ========

Securities held to maturity:
  U.S. Government securities                    --        --             --           --       --
  Federal agency securities                     --        --         30,002       30,143     4.50
  Other debt securities                         --        --         15,612       16,012     6.86
                                           -------                 --------     --------
    Total investment securities                 --        --         45,614       46,155     5.31
                                           -------                 --------     --------

Mortgage-backed securities held
 to maturity:
  Ginnie Mae                                 6,257      6.17          7,215        7,224     5.93
  Fannie Mae                                19,809      5.56         23,927       24,003     5.45
  Freddie Mac                               23,353      6.02         31,470       31,743     4.26
  Collateralized mortgage obligations       18,395      5.57         18,395       18,397     5.57
                                           -------                 --------     --------
    Total mortgage-backed securities        67,814      5.78         81,007       81,367     5.06
                                           -------                 --------     --------

Total                                      $67,814      5.77       $126,621     $127,522     5.15
                                           =======                 ========     ========

Sources of Funds

      General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are Westfield Bank's primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Deposits. Westfield Bank offers a variety of deposit accounts having a range of interest rates and terms. Westfield Bank currently offers regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, noninterest-bearing demand accounts, money market accounts and time deposits. Westfield Bank has expanded the types of deposit products that it offers to include jumbo certificates of deposit, tiered money market accounts and customer repurchase agreements to compliment its increased emphasis on attracting commercial banking relationships.

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Westfield Bank's deposits are primarily obtained from areas surrounding our offices. Westfield Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. Westfield Bank does not use brokers to obtain deposits.

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 40.3% of total deposits on December 31, 2001 and 38.1% on December 31, 2000. At December 31, 2001 and December 31, 2000, time deposits with remaining terms to maturity of less than one year amounted to $282.2 million and $281.5 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2001, 2000, 1999.

      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.


                                                                         At December 31,
                                  ---------------------------------------------------------------------------------------------
                                              2001                            2000                            1999
                                  -----------------------------   -----------------------------   -----------------------------
                                                       Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                   Amount    Percent    Rates      Amount    Percent    Rates      Amount    Percent    Rates
                                   ------    -------   --------    ------    -------   --------    ------    -------   --------
                                                                      (Dollars in thousands)

Demand deposits (1)               $ 48,247     7.57%    0.00%     $ 38,500     6.40%    0.00%     $ 29,591     5.36%    0.00%
NOW deposits                        38,758     6.08     1.69        34,519     5.73     2.37        34,029     6.18     2.21
Regular accounts                    42,673     6.70     1.05        42,348     7.04     1.07        50,285     9.13     1.06
Money market accounts              127,085    19.95     2.02       113,787    18.90     3.74       113,561    20.61     3.34
                                  -----------------               -----------------               -----------------
    Total non-certificated
     accounts                      256,763    40.30     1.43       229,154    38.07     2.41       227,466    41.28     2.28
                                  -----------------               -----------------               -----------------

Time certificates of deposit
  Due within 1 year                282,245    44.30     4.44       281,461    46.76     5.76       206,322    37.44     4.90
  Over 1 year through 3 years       95,357    14.97     4.93        90,740    15.08     5.94       116,822    21.20     5.54
  Over 3 years                       2,744     0.43     4.36           541     0.09     5.58           414     0.08     4.95
                                  -----------------               -----------------               -----------------
    Total certificated accounts    380,346    59.70%    4.56       372,742    61.93     5.79       323,558    58.72     5.13
                                  -----------------               -----------------               -----------------

Total                             $637,109   100.00%    3.30      $601,896   100.00%    4.51      $551,024   100.00%    3.94
                                  =================               =================               =================

--------------------
<F1>  Includes mortgagor's escrow payments.

      C.D. Maturities. At December 31, 2001, Westfield Bank had $78.7 million in time certificates of deposits with balances of $100,000 and over maturing as follows:


                                                                    Weighted
                                                                    Average
          Maturity Period                        Amount               Rate
----------------------------------------------------------------------------
                                         (Dollars in thousands)

Three months or less                            $23,745              4.38%
Over three months through six months             16,382              4.23
Over six months through 12 months                17,267              4.34
Over 12 months                                   21,257              5.35
                                                -------              ----
    Total                                       $78,651              4.60
                                                =======              ====


      C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.


                                                       At December 31, 2001
                    ------------------------------------------------------------------------------------------
                                                        Period to Maturity
                    ------------------------------------------------------------------------------------------
                    Less than     One to Two       Two to         More than
                    One Year        Years        Three Years     Three Years      Total       Percent of Total
                    ---------     ----------     -----------     -----------      -----       ----------------
                                                      (Dollars in thousands)

4.00% and below     $ 78,469       $10,572         $ 1,272         $   --        $ 90,313            24%
4.01% to 5.00%       134,389        33,225          13,749          2,733         184,096            49
5.01% to 6.00%        45,976        17,623          10,282             11          73,892            19
6.01% to 7.00%        23,411         8,063             571             --          32,045             8
                    -----------------------------------------------------------------------------------
    Total           $282,245       $69,483         $25,874         $2,744        $380,346           100%
                    ===================================================================================

      Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank are available as an additional source of funds to finance Westfield Bank's lending and investing activities. Westfield Bank traditionally has not relied upon borrowings from the Federal Home Loan Bank. However, in 1999, Westfield Bank borrowed $5.0 million from the Federal Home Loan Bank to meet increased liquidity demand for Year 2000 purposes.

Personnel

      As of December 31, 2001, Westfield Bank had 141 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

                         FEDERAL AND STATE TAXATION

Federal

      General. For federal income tax purposes, we report income on the basis of a taxable year ending December 31, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Westfield Bank and Westfield Financial constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because Westfield Mutual Holding Company owns less than 80% of the common stock of Westfield Financial, it is not a member of such affiliated group and therefore, must report its income on a separate return. Westfield Bank and Westfield Mutual Holding Company are not currently under audit by the IRS.

      Distributions. To the extent that Westfield Bank makes "non-dividend distributions" to Westfield Financial, such distributions will be considered to result in distributions from unrecaptured tax bad debt reserve as of December 31, 1987 (our "base year reserve"), to the extent thereof and then from supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in income.

      The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Westfield Bank does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by net operating loss carryovers of which we currently have none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. We have not been subject to a tax on alternative minimum taxable income during the past five years.

      Elimination of Dividends; Dividends Received Deduction. Westfield Financial may exclude from its income 100% of dividends received from Westfield Bank as a member of the same affiliated group of corporations. Because Westfield Mutual Holding Company is not a member of such affiliated group, it does not qualify for such 100% dividends exclusion, but is entitled to deduct 80% of the dividends it receives from Westfield Financial so long as it owns more than 20% of the common stock.

State

      Westfield Bank files Massachusetts Financial Institution excise tax returns. Generally, the income of financial institutions in Massachusetts, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Massachusetts tax. Westfield Bank is not currently under audit with respect to its Massachusetts income tax returns and its state tax returns have not been audited for the past five years.

      Westfield Financial is also required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Massachusetts. However, Westfield Securities Corp. is taxed at a rate that is currently lower than income tax rates for savings institutions in Massachusetts.

                                 REGULATION

General

      Westfield Bank is a Massachusetts-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC and by the Depositors Insurance Fund. Westfield Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks as its primary corporate regulator, and by the FDIC as the deposit insurer.

      Westfield Financial as the bank holding company controlling Westfield Bank, is subject to the Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board under the Bank Holding Company Act. Westfield Financial are also subject to the provisions of the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the Massachusetts banking laws) and the regulations of the Massachusetts Division of Banks under the Massachusetts banking laws applicable to bank holding companies. Westfield Financial is also subject to the rules and regulations of the Securities and Exchange Commission.

      Any change in such laws and regulations, whether by the Division, the FDIC, the Federal Reserve Board, or the Securities and Exchange Commission or through legislation, could have a material adverse impact on Westfield Financial and Westfield Bank and their operations and stockholders.

Massachusetts Banking Regulation

      Community Reinvestment Act. Westfield Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's

Massachusetts Community Reinvestment Act rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public. Westfield Bank's latest Massachusetts Community Reinvestment Act rating, received by letter, dated October 30 2001, from the Division was a rating of "satisfactory."

      Loans-to-One-Borrower Limitations. With specified exceptions, the total obligations of a single borrower to a Massachusetts chartered savings bank may not exceed 20% stockholder's equity. A savings bank may lend additional amounts up to 100% of the bank's retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. Westfield Bank currently complies with applicable loans-to-one-borrower limitations.

      Dividends. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock out of the bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on the bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

      In addition, federal law may also limit the amount of dividends that may be paid by Westfield Bank. See "- Federal Banking Regulation - Prompt Corrective Action."

      Examination and Enforcement. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 18-month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action."

Federal Banking Regulation

      Capital Requirements. FDIC regulations require banks whose deposits are insured by the Bank Insurance Fund, such as Westfield Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital, Tier 1 capital and Tier 2 capital.

      The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

      The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

      As of December 31, 2001, Westfield Bank was considered "well capitalized" under FDIC guidelines.

      Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDIC Improvement Act), generally limits the activities as principal and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if:

      * the bank held such types of investments during the 14-month period from December 31, 1990 through November 26, 1991;

      * the state in which the bank is chartered permitted such investments as of December 31, 1991; and

      * the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

      Westfield Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Westfield Bank's Tier 1 capital or the maximum permissible amount specified by the Massachusetts banking laws. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under
Section 24 of the Federal Deposit Insurance Act and the related FDIC regulations, or as approved by the FDIC.

      Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a "financial subsidiary" are subject to additional restrictions.

      Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Westfield Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

      Deposit Insurance. Pursuant to FDIC Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are
(1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution's state supervisor.

      An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Westfield Bank.

      Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan
Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the Bank Insurance Fund, such as Westfield Bank. The annual rate to fund the Financing Corporation bonds is ..0212%. These assessments will continue until the Financing Corporation bonds mature in 2017.

      Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Westfield Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates of Westfield Bank. Transactions between an insured bank, such as Westfield Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

      Section 23A:

      * limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

      * requires that all such transactions be on terms that are consistent with safe and sound banking practices.

      The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

      Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. [SECTION] 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

      Community Reinvestment Act. Under the Community Reinvestment Act, any insured depository institution, including Westfield Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community.

      The Community Reinvestment Act requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.The Community Reinvestment Act requires the FDIC to provide a written evaluation of an institution's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's Community Reinvestment Act rating. Westfield Bank received a "satisfactory" rating in its Community Reinvestment Act examination conducted by the FDIC on December 14, 1998.

      Safety and Soundness Standards. Pursuant to the requirements of FDIC Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

      In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDIC Improvement Act. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. The FDIC Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

Federal Reserve System

      Under Federal Reserve Board regulations, Westfield Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $37.3 million or less, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.284 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. Westfield Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Westfield Bank's interest-earning assets.

Holding Company Regulation

      Federal Regulation. As a bank holding company, Westfield Financial is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval will be required for Westfield Financial to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

      A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

      In addition, a bank holding company which does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible.

      Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if it meets certain criteria set forth by the Federal Reserve Board.

      Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Westfield Mutual Holding Company or Westfield Financial if it ever acquired as a separate subsidiary a depository institution in addition to Westfield Bank.

Massachusetts Regulation

      Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the Bank Holding Company Act. Each Massachusetts bank holding company:

      * must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution;

      *     must register, and file reports, with the Division; and

      *     is subject to examination by the Division.

      Westfield Mutual Holding Company or Westfield Financial will become a Massachusetts bank holding company if they acquire a second banking institution and hold and operate it separately from Westfield Bank.

Acquisition of Westfield Financial or Westfield Bank

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Westfield Financial's common stock will be required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Westfield Financial. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Westfield Financial and Westfield Bank, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control," within the meaning of the Bank Holding Company Act, of Westfield Financial. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of Westfield Financial.

      Massachusetts Restrictions. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or other forms of organized entities. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a Massachusetts bank holding company if the bank holding company acquires more than 5% of any class of the voting shares of the bank holding company. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of the bank holding company.

Federal Securities Law

      Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2.     PROPERTIES

Properties

      Westfield Bank currently conducts its business through its 10 banking offices and two off-site ATMs. As of December 31, 2001, the properties and leasehold improvements owned by us had an aggregate net book value of $13.6 million.


                                                       Year of Lease
                                                        or License        Deposits as of
      Location           Ownership     Year Opened      Expiration       December 31, 2001
------------------------------------------------------------------------------------------
                                                                          (In thousands)

Main Office:

141 Elm St                Owned           1964             N/A               $212,623
Westfield, MA

Branch Offices:
206 Park St               Owned           1957             N/A                124,917
W. Springfield, MA

655 Main St.              Owned           1968             N/A                132,363
Agawam, MA

26 Arnold St.             Owned           1976             N/A                  2,247
Westfield, MA

300 Southampton Rd.       Owned           1987             N/A                 45,396
Westfield, MA

462 College Highway       Owned           1990             N/A                 35,704
Southwick, MA

382 N. Main St.           Leased          1997            2007(1)              55,161
E. Longmeadow, MA

1341 Main St.             Leased          1999            2003(2)              19,418
Springfield, MA

1642 Northampton St.      Owned           2001             N/A                  5,026
Holyoke, MA

1342 Liberty St.          Owned           2001             N/A                  4,254
Springfield, MA

ATMs:

337 N. Westfield St.      Owned           1988             N/A                    N/A
Feeding Hills, MA

830 Suffield St.          Leased          1997            2002                    N/A
Agawam, MA

--------------------
<F1>  Does not include two additional five-year options.
<F2>  Does not include three additional five-year options.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. None of which, in the opinion of management, will have a material effect on the company's consolidated financial position or results of operations.

                                   PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      Our common stock is listed on The American Stock Exchange under the symbol "WFD." Westfield Mutual Holding Company owns 5,607,400 shares, or 53% of our outstanding common stock. At December 27, 2001, there were 10,580,000 shares of common stock issued and outstanding, and there were approximately 2,364 holders of record. The price range for the common stock for the period from the issue date of December 27, 2001 to December 31, 2001 was as follows:


Period                                     Low       Dividend      High
------                                     ---       --------      ----

December 27, 2001 - December 31, 2001     $10.00        -         $13.880

      The stock price information set forth above has been provided by The American Stock Exchange. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

      We intend to pay quarterly cash dividends on our common stock beginning the quarter ended March 31, 2002 at an initial annualized rate of $0.20 per share. The continued payment of dividends also depend upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or that, if paid, that we will not reduce or eliminate dividends in the future.

      The only funds available for the payment of dividends on the capital stock of Westfield Financial will be cash and cash equivalents held by Westfield Financial, dividends paid by Westfield Bank to Westfield Financial, and borrowings. Westfield Bank will be prohibited from paying cash dividends to Westfield Financial to the extent that any such payment would reduce Westfield Bank's capital below required capital levels or would impair the liquidation account to be established for the benefit of the Westfield Bank's eligible account holders and supplemental eligible account holders at the time of the reorganization and stock offering.

ITEM 6.     SELECTED FINANCIAL DATA

      The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Westfield Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.


                                                                At December 31,
                                            --------------------------------------------------------
                                              2001        2000        1999        1998        1997
                                            --------------------------------------------------------
                                                                 (In thousands)
                                            --------------------------------------------------------

Selected Financial Condition Data:
  Total assets                              $782,732    $694,791    $638,563    $582,551    $549,407
  Loans, net(1)                              413,546     464,531     467,444     415,084     385,136
  Securities available for sale               74,184      75,709      53,164      51,570      57,932
  Securities held to maturity                 45,614      39,461      44,239      40,719      40,379
  Mortgage backed securities
   available for sale                         87,150      52,580      23,568      20,643      16,658
  Mortgage backed securities held
   to maturity                                81,007       6,806       4,507       6,698       8,669
  Deposits                                   637,109     601,896     551,024     508,313     482,968
  Customer repurchase agreements               6,061       7,686       3,274           -           -
  Federal Home Loan Bank advances                  -           -       5,000           -           -
  Total equity                               131,317      77,755      71,245      66,672      60,468
  Allowance for loan losses                    3,923       3,434       3,118       2,632       2,791
  Nonperforming loans                          2,684       2,308       2,751         838         939


                                                              For the Years Ended
                                            --------------------------------------------------------
                                                                December 31,
                                              2001        2000        1999        1998        1997
                                              ----        ----        ----        ----        ----
                                                                 (In thousands)
                                            --------------------------------------------------------

Selected Operating Data:
  Interest and dividend income              $ 47,543    $ 46,718    $ 41,850    $ 40,784    $  8,298
  Interest expense                            25,002      24,535      21,151      21,288      20,144
                                            --------------------------------------------------------
  Net interest and dividend income            22,541      22,183      20,699      19,496      18,154
  Provision for loan losses                    1,630       1,089         843         293         200
                                            --------------------------------------------------------

  Net interest and dividend income after
 provision for loan losses                    20,911      21,094      19,856      19,203      17,954

  Total noninterest income                     2,517       2,855       1,555       1,203       1,042
  Total noninterest expense                   15,899      14,684      12,986      12,232      10,125
                                            --------------------------------------------------------

  Income before income taxes                   7,529       9,265       8,425       8,174       8,871
  Income taxes                                 2,512       3,185       2,898       3,062       3,542
                                            --------------------------------------------------------

  Net income.                               $  5,017    $  6,080    $  5,527    $  5,112    $  5,329
                                            ========================================================

--------------------
<F1>  Loans are shown net of deferred loan fees, allowance for loan losses and unadvanced loan funds.


                                                     At or for the Years Ended December 31,
                                                -------------------------------------------------
                                                  2001     2000       1999       1998       1997
                                                  ----     ----       ----       ----       ----

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
  Return on average assets                        0.70%     0.92%      0.91%      0.90%      1.02%
  Return on average equity                        6.16      8.04       7.95       7.90       9.12
  Average equity to average assets               11.32     11.45      11.50      11.45      11.13
  Equity to total assets at end of period        16.78     11.19      11.16      11.44      11.01
  Average interest rate spread                    2.80      2.95       3.13       3.18       3.00
  Net interest margin(2)                          3.36      3.53       3.62       3.66       3.61
  Average interest earning assets to average
   interest earning liabilities                 115.00    114.73     113.67     112.09     113.40
    Total noninterest expense to
     average assets                               2.21      2.22       2.15       2.16       1.93
    Efficiency ratio(3)                          65.62     62.48      59.74      59.88      52.61
Regulatory Capital Ratios:
  Regulatory tier 1 leverage capital             17.27     11.51      11.11      11.16      11.44
  Tier 1 risk-based capital                      28.09     16.33      16.28      16.88      16.32
  Total risk-based capital                       28.98     17.24      17.32      17.59      17.05
Asset Quality Ratios:
  Nonperforming loans as a percent
   of total loans                                 0.64      0.49       0.58       0.20       0.24
  Nonperforming assets as a percent
   of total assets                                0.37      0.33       0.43       0.18       0.35
  Allowance for loan losses as a percent
   of total loans                                 0.94      0.73       0.66       0.63       0.72
  Allowance for loan losses as a percent
 of nonperforming assets                           137       149        113        249        145
Number of:
  Banking offices                                   10         8          8          7          7
  Full-time equivalent employees                   159       151        150        137        163

--------------------
<F1>  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
<F2>  Net interest margin represents net interest and dividend income as a percentage of average interest earning assets.
<F3>  The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale of securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Westfield Financial's consolidated results of operations are comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Westfield Bank. Westfield Bank's consolidated results of operations depend primarily on net interest income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, commercial loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings and money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sales of securities and service fees and charges.

      The consolidated results of operations may also be affected significantly by economic and competitive conditions in the market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the results of operations. Furthermore, because Westfield Bank's lending activity is concentrated in loans secured by residential and commercial real estate located in Hampden County, Massachusetts, downturns in this regional economy could have a negative impact on its earnings.

Management Strategy

      Westfield Bank strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1853. Historically, Westfield Bank has been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products.

      In recent years, in addition to real estate lending, we have adopted a growth-oriented strategy that has focused on increased emphasis on commercial and consumer lending and deposit relationships, extending our branch network and broadening our product lines and services. We believe that this business strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, Westfield Bank seeks to:

      * increase lending to support the continued growth of its commercial loan portfolio as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

      * continue to focus on consumer lending as a means of diversifying its loan portfolio;

      * continue to focus on expanding its retail banking franchise, and increasing the number of households served within its market area;

      * depending on market conditions, sell substantially all of the fixed-rate residential real estate loans that it originates and invest the proceeds of these sales in commercial and industrial loans, consumer loans, commercial real estate loans and investment securities in order to diversify its loan portfolio and reduce interest rate risk;

      *     maintain its capital strength and asset quality; and

      * meet the needs of its local community through a community-based and service-orientated approach to banking.

      Westfield Bank intends to utilize proceeds from the stock offering to further the objectives of its growth-oriented strategy. Westfield Bank may also use the offering proceeds to acquire branches from other banks or to make other acquisitions.

      Average Balance Sheet and Analysis of Net Interest and Dividend Income

      The following tables set forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2001, 2000 and 1999 and reflect the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.


                                                                   For the Year Ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                                 2001                            2000                            1999
                                    -----------------------------   -----------------------------   ------------------------------
                                                          Average                         Average                         Average
                                    Average                Yield/   Average                Yield/   Average                Yield/
                                    Balance    Interest     Cost    Balance    Interest     Cost    Balance    Interest     Cost
                                    -------    --------   -------   -------    --------   -------   -------    --------   --------
                                                                        (Dollars in thousands)

Assets:
  Interest-earning assets:
  Short term investments(1)         $ 17,893   $   562      3.14%   $ 10,570   $   663      6.28%   $  7,370   $   361      4.90%
  Securities                         212,340    13,190      6.21     154,245     9,971      6.47     122,709     7,585      6.18
  Loans(2)                           441,381    33,791      7.66     464,011    36,084      7.77     443,901    33,904      7.67
                                    ------------------              ------------------              ------------------
    Total interest-earning
     assets                          671,614    47,543      7.08     628,826    46,718      7.43     573,980    41,850      7.32
                                               -------                         -------                         -------
    Total noninterest-earning
    assets                            48,000                          31,345                          30,770
                                    --------                        --------                        --------
    Total assets                    $719,614                        $660,171                        $604,750
                                    ========                        ========                        ========

Liabilities and Equity:
Interest-bearing liabilities:
  NOW accounts                        35,738       770      2.15%     35,071       837      2.38      31,887       748       2.35
  Regular savings accounts            43,965       523      1.19      48,835       509      1.04      53,520     1,101       2.06
  Money market deposit accounts      123,085     3,670      2.98     110,051     3,834      3.48     117,331     3,852       3.28
  Time certificates of deposit
   accounts                          374,100    19,767      5.28     346,027    18,907      5.46     300,341    15,359       5.11
                                    ------------------              ------------------              ------------------
  Total interest-bearing
   deposits                          576,888    24,730      4.29     539,984    24,087      4.46     503,079    21,060       4.19
  Customer repurchase agreements
   and other borrowings                7,199       272      3.78       8,096       448      5.53       1,875        91       4.85
                                    ------------------              ------------------              ------------------
  Total interest-bearing
   liabilities                       584,087    25,002      4.28     548,080    24,535      4.48     504,954    21,151       4.19
                                    ------------------              ------------------              ------------------

  Noninterest-bearing deposits        38,737                          31,826                          25,504
  Other noninterest-bearing
   liabilities                        15,324                           4,662                           4,728
                                    --------                        --------                        --------
    Total noninterest-bearing
     liabilities                      54,061                          36,488                          30,232
                                    --------                        --------                        --------

    Total liabilities                638,148                         584,568                         535,186
    Total equity                      81,466                          75,603                          69,564
                                    --------                        --------                        --------
    Total liabilities and equity    $719,614                        $660,171                        $604,750
                                    ========                        ========                        ========

  Net interest and dividend
   income                                      $22,541                         $22,183                         $20,699
                                               =======                         =======                         =======
  Net interest rate spread(3)                               2.80                            2.95                             3.13
  Net interest margin(4)                                    3.36%                           3.53%                            3.62%
  Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                            115.0x                         114.73x                          113.67x

--------------------
<F1>  Short term investments include Federal Funds Sold
<F2>  Loans, including non-accrual loans, are net of deferred loan origination costs (fees), allowance for loan losses and unadvanced funds.
<F3>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F4>  Net interest margin represents net interest and dividend income as a percentage of average interest earning assets.

      Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest and dividend income and interest expense during the periods indicated. Information is provided in each category with respect to:

      (1) interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
      (2) interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and
      (3)   the net change.

      The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                     Year Ended December 31, 2001        December 31, 2000 Year Ended
                                        Compared to Year Ended              Compared to Year Ended
                                          December 31, 2000                   December 31, 1999
                                         Increase/(Decrease)                 Increase/(Decrease)
                                     ------------------------------------------------------------------
                                            Due to                             Due to
                                     -------------------                 ------------------
                                      Volume        Rate       Net       Volume        Rate     Net
                                     -----------------------------       --------------------------
                                                               (In Thousands)

Interest earning assets:
  Short term investments             $   459     $  (560)    $  (101)    $   200     $   102     $  302
  Investment securities                3,755        (536)      3,219       2,040         346      2,386
  Loans                               (1,760)       (533)     (2,293)      1,715         465      2,180
                                     ------------------------------------------------------------------
    Total interest-earning assets    $ 2,454     $(1,629)    $   825     $ 3,955     $   913     $4,868
                                     ==================================================================
Interest bearing liabilities:
  NOW accounts                       $    16     $   (83)    $   (67)    $    76     $    13     $   89
  Savings accounts                       (51)         65          14         (49)       (543)      (592)
  Money market deposit accounts          454        (618)       (164)       (253)        235        (18)
  Time certificates of deposit         1,534        (674)        860       2,494       1,054      3,548
  Customer repurchase agreements
   and other borrowings                  (50)       (126)       (176)        344          13        357
                                     ------------------------------------------------------------------

    Total interest bearing
     liabilities                       1,903      (1,436)        467       2,612         772      3,384
                                     ------------------------------------------------------------------

    Change in net interest and
     dividend income                 $   551     $  (193)     $  358     $ 1,343     $   141     $1,484
                                     ==================================================================

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

      The consolidated assets increased $ 87.9 million, or 12.7%, to $782.7 million at December 31, 2001 from $694.8 million at December 31, 2000. Securities increased $113.4 million, or 65%, to $288.0 million at December 31, 2001 from $174.6 million at December 31, 2000. Federal Funds sold increased $24.2 million to $ 34.3 million at December 31, 2001 from $10.0 million at December 31, 2000. Westfield Bank securitized $35.7 million in thirty-year fixed rate residential mortgage loans and $24.6 million in fifteen year fixed rate residential mortgage loans with Fannie Mae. This transaction was done to reduce interest rate risk as well as improve liquidity and enhance the subsequent saleability of the resulting securities. Because the dollar value of the securitized loans equaled the value of the underlying loans, the securitization did not result in a material change in total assets. Commercial and industrial loans increased $9.5 million, or 25.3 % for the year ended December 31, 2001.

      Asset growth was funded primarily by an increase in deposits of $35.2 million or 5.9% to $637.1 million at December 31, 2001 from $601.9 million at December 31, 2000 and funds raised in the initial public offering of Westfield Financial's common stock completed on December 27, 2001. Interest-bearing deposits accounted for $25.5 million of the growth in total deposits, while demand deposits accounted for $9.7 million.

      Customer repurchase agreements decreased $1.6 million or 21.1% to $6.1 million at December 31, 2001 from $7.7 million at December 31, 2000. A "customer repurchase agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

      Total equity increased $53.6 million, or 68.9%, to $131.3 million at December 31, 2001 from $77.8 million at December 31, 2000. The increase was primarily attributable to funds raised in the initial public offering of the Westfield Financial's common stock, net income for the year ended December 31, 2001 and an increase in unrealized gains on investment securities available for sale of $816,000 for the year ended December 31, 2001.

Comparison of Operating Results for the Year Ended December 31, 2001 and December 31, 2000.

General

      Net income was $5.0 million for the year ended December 31, 2001 a decrease of $1.1 million, or 17.5%, compared with net income of $6.1 million for the year ended December 31, 2000. The decrease was primarily attributable to a decrease in gains on sales of securities of $705,000 from $1.5 million in 2000 to $830,000 in year 2001, and an increase in provision for loan losses of $541,000. Noninterest expense increased $1.2 million, while federal and state income taxes decreased $673,000 and net interest and dividend income increased $358,000 compared with the prior year.

Interest and Dividend Income

      Total interest and dividend income increased $825,000 or 1.8% to $47.5 million for the year ended December 31, 2001 compared with $46.7 million for the same period in 2000. Interest and dividends on securities increased $3.0 million to $12.2 million from $9.2 million, while interest income on loans decreased $2.3 million. The average balance of interest earning assets increased $42.8 million, or 6.8%, however the yield on earning assets decreased from 7.43% in 2000 to 7.08% for 2001.

Interest Expense

      Interest expense increased $467,000 or 1.9%, to $25.0 million for the 2001 compared with $24.5 million for 2000. The average balance of total interest - bearing deposits increased

$36.9 million in 2001 to $576.9 million, while the average cost of deposits decreased 17 basis points to 4.29%. The average balance of customer repurchase agreements decreased $897,000 from $8.1 million in 2000 to $7.2 million in 2001.

Net Interest and Dividend Income

      Net interest and dividend income for 2001 was $22.5 million as compared with $22.2 million for 2000. Net interest rate spread decreased to 2.80% for 2001 from 2.95% for the prior year. Net interest margin decreased to 3.36% for 2001 compared with 3.53% for 2000. The decrease in interest rate spread and net interest margin was primarily the result of the increase in the cost of certificates of deposit.

Provision for Loan Losses

      During 2001, Westfield Bank provided $1.6 million for loans losses, compared to $1.1 million for 2000. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses". The allocation of the provision among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses". The following factors resulted in an increase in the provision for 2001 as compared to 2000.

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $16.1 million or 12.4%. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages which remained relatively constant. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. These increases were partially offset by a decrease in consumer loans from $73.3 million at December 31, 2000 to $58.1 million at December 31, 2001, resulting in a decrease in the allowance requirement for consumer loans.

      * Credit quality - Actual loss experience on loans increased significantly with charge-offs totaling $1.8 million in 2001 as compared to $1.1 million in 2000. Net loans charged off as a percent of average loans outstanding increased from 0.17% to 0.26% in 2001. Non-accrual loans increased $376,000 from $2.3 million at December 31, 2000 to $2.7 million at December 31, 2001. The increases in charge-offs and non-accrual loans increases the loss factors applied to outstanding loans and results in an increase in the allowance requirement.

      As a result of the detailed allowance for loan loss methodology and consideration of the above factors, management determined that an increase in the provision of $541,000 was appropriate.

      The allowance for loan losses at the end of 2001 was 0.94% of total loans compared with 0.73% at the end of 2000. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Noninterest Income

      Noninterest income decreased $338,000 to $2.5 million in 2001 from $2.9 million for 2000. Security gains were $830,000 for 2001, down from $1.5 million in 2000. Included in noninterest income in the year 2001 were life insurance proceeds of $300,000 collected in November of that year.

Noninterest Expense

      Total noninterest expense increased $1.2 million, or 8.3%, to $15.9 million in 2001 compared with $14.7 million for the prior year. Salaries and benefits expense represented $545,000 or 44.9% of the increase. In June 2001, Westfield Bank increased its staffing levels in order to open two new full service branches. These two new branches were also the reason for the $366,000 increase in occupancy expense. In May of 2001, Westfield Bank converted its data processing to a new core system, which accounted for the $400,000 increase in computer operating expense.

Income Taxes

      Income taxes decreased $673,000, or 21.1%, to $2.5 million in 2001. The effective tax rate was 33.4% in 2001 compared to 34.4% for 2000. The effective tax rate also reflects the utilization of Westfield Securities Corporation, a qualified securities corporation, and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

Comparison of Financial Condition at December 31, 2000 and 1999

      The consolidated assets increased $56.2 million, or 8.8%, to $694.8 million at December 31, 2000 from $638.6 million at December 31, 1999. Investment securities increased $49.1 million, or 39.1%, to $174.6 million at December 31, 2000 from $125.5 million at December 31, 1999. Federal funds sold increased from $2.6 million at December 31, 1999 to $10.0 million at December 31, 2000. Commercial and industrial loans increased $4.8 million from $32.7 million to $37.5 million at December 31, 2000 and 1999 respectively.

      Asset growth was funded primarily by an increase of $50.9 million in deposits, to $601.9 million at December 31, 2000 compared to $551.0 million at December 31, 1999. Time certificates of deposit increased $49.2 million from $323.6 million at December 31, 1999 to $372.8 million at December 31, 2000. Demand deposits also showed significant growth of $8.9 million, or 30.1%, to $38.5 million at December 31, 2000 from $29.6 million at December 31, 1999.

      At December 31, 1999, Westfield Bank had $5.0 million in borrowings from the Federal Home Loan Bank as a method of funding perceived cash needs as a result of Y2K. There were no borrowings at December 31, 2000.

      Customer repurchase agreements increased $4.4 million, or 134.8%, from $3.3 million to $7.7 million at December 31, 1999 and 2000 respectively.

      Total equity increased $6.5 million, or 9.1% to $77.8 million at December 31, 2000 from $71.2 million at December 31, 1999. This was primarily the result of net income of $6.1 million and an increase in unrealized gains on investment securities available for sale of $430,000 for the year ended December 31, 2000.

Comparison of Operating Results for the Years Ended December 31, 2000 and
1999

General

      Net income of $6.1 million for 2000 represents a $553,000, or 10.0%, increase from 1999 earnings of $5.5 million. This increase was due primarily to the growth in securities of $49.1 million and an increase in commercial and industrial loans of $4.8 million, or 14.8%, from $32.7 million in 1999 to $37.5 million in 2000.

Interest and Dividend Income

      Total interest and dividend income increased $4.9 million to $46.7 million for 2000 compared to $41.9 million for 1999. The average balance of interest earning assets increased $54.8 million, or 9.6%, and the yield on earning assets increased from 7.32% in 1999 to 7.43% for 2000.

      Interest and dividend income increased primarily due to the previously mentioned growth in securities. Interest and dividends on investment securities increased $2.4 million, or 33.4%, from $7.2 million in 1999 to $9.6 million in 2000. The yield on investment securities also increased substantially from 6.18% in 1999 to 6.47% in 2000.

Interest Expense

      Interest expense increased $3.4 million, or 16.0%, to $24.5 million for 2000 compared with $21.2 million for 1999. The average balance of total interest-bearing deposits increased $36.9 million in 2000 to $540.0 million, while the average cost of deposits increased 27 basis points to 4.46%. The combination of the deposit growth and the increase in cost of funds produced a $3.4 million increase in interest expense for the year. The average balance of borrowed funds increased in 2000 by $6.2 million and the average cost of borrowings increased 73 basis points to 5.53% in 2000. The customer repurchase agreements produced an increase in interest expense of approximately $279,000 compared with 1999.

Net Interest and Dividend Income

      Net interest and dividend income for 2000 was $22.2 million as compared with $20.7 million for 1999. Net interest rate spread decreased to 2.95% for 2000 from 3.13% for the prior year. Net interest margin decreased to 3.53% for 2000 compared with 3.62% for 1999. The decrease in net interest income is primarily the result of the increase in higher cost certificates of deposit.

Provision for Loan Losses

      During 2000, Westfield Bank provided $1.1 million for loans losses, compared to $843,000 for 1999. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level deemed appropriate by management based on the methodology discussed under "Allowance for Loan Losses." The allocation of the provision among loan types and between the specific and formula components of the allowance for losses is also determined based on the methodology discussed under "Allowance for Loan Losses." The following factors resulted in an increase in the provision for 2000 as compared to 1999:

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $8.3 million or 6.8%. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages which remained relatively constant. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. These increases were partially offset by a decrease in consumer loans from $83.4 million at December 31, 1999 to $73.3 million at December 31, 2000 resulting in a decrease in the allowance requirement for consumer loans.

      * Credit quality - Actual loss experience on loans increased significantly with charge-offs totaling $1.1 million in 2000 as compared to $545,000 in 1999. Net loans charged off as a percent of average loans outstanding increased from 0.08% to 0.17% in 2000. This increase was partially offset by a decrease in non-accrual loans from $2.8 million at December 31, 1999 to $2.3 million at December 31, 2000. The increase in charge-offs increases the loss factors applied to outstanding loans and results in an increase in the allowance requirement.

      As a result of the detailed allowance for loan loss methodology and consideration of the above factors, management determined that an increase in the provision of $246,000 was appropriate.

      The allowance for loan losses at the end of 2000 was 0.73% of total loans compared with 0.66% at the end of 1999. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Noninterest Income

      Noninterest income increased to $2.9 million in 2000 compared with $1.6 million the year before. Security gains were $1.5 million in 2000, up from $515,000 in 1999. The gains in 2000 were primarily from the sale of common stock holdings.

Noninterest Expense

      Total noninterest expense increased $1.7 million, or 13.1%, to $14.7 million in 2000 compared with $13.0 million for the prior year. Salaries and benefits expense represented $877,000 of the increase. In July 1999, Westfield Bank increased its staffing levels in order to open its branch office on Main Street in Springfield, Massachusetts. Other noninterest expense increased $526,000 mainly as the result of a loss due to a check kiting scheme by one of its customers. Occupancy expense increased by $224,000 as a result of Westfield Bank's main office expansion and the opening of the above mentioned Springfield, Massachusetts office.

Income Taxes

      Income taxes increased $287,000, or 9.9%, to $3.2 million in 2000. The effective tax rate was 34.4% in 2000 and 1999. The effective tax rate also reflects the utilization of Westfield Mutual Holding Company as a qualified securities corporation and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

Liquidity and Capital Resources

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. At December 31, 2001, Westfield Bank's maximum borrowing capacity from the Federal Home Loan Bank is approximately $148.1 million, net of any outstanding borrowings. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

      We had no outstanding borrowings from the Federal Home Loan Bank at December 31, 2001.

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Our primary investing activities are the origination of residential real estate, commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2001, Westfield Bank originated loans of approximately $149.3 million, and during the comparable period of 2000, Westfield Bank originated loans of approximately $176.5 million. Purchases of securities totaled $257.5 million for the year ended December 31, 2001 and $94.2 million for the year ended December 31, 2000. At December 31, 2001, Westfield Bank had loan commitments to borrowers of approximately $4.1 million, and available home equity and unadvanced lines of credit of approximately $57.8 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $35.1 million and $50.9 million during the year ended December 31, of 2001 and 2000, respectively. Time deposit accounts scheduled to mature within one year were $282.2 million at December 31, 2001. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments.

      At December 31, 2001, we exceeded each of the applicable regulatory capital requirements. Our tier 1 leverage capital was $129.7 million, or 17.27% to average assets. Our tier 1 capital to risk weighted assets was $129.7 million or 28.09%. We had total capital to risk weighted assets of $133.8 or 28.98%.

      We do not anticipate any other material capital expenditures during calendar year 2002, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Management of Market Risk

      As a financial institution, our primary market risk is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure. Fluctuations in interest rates will affect both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest earning assets.

      The primary goal of our interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down and control variations in the market value of assets, liabilities and net worth as interest rates vary. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, net interest income will remain within an acceptable range.

      To achieve the objectives of managing interest rate risk, Westfield Bank's Asset and Liability Management Committee meets monthly to discuss and monitor the market interest rate environment relative to interest rates that are offered on its products. The Asset and Liability Management Committee presents periodic reports to the Board of Directors of Westfield Bank and the Board of Trustees of Westfield Mutual Holding Company at their regular meetings.

      Historically, Westfield Bank's lending activities have emphasized residential real estate and commercial real estate loans. However, since 1996, Westfield Bank has increased its emphasis on commercial and consumer lending and deposit relationships. Commercial and industrial loans and consumer loans have grown 157.6% and 77.7%, respectively, since December 31, 1996. Commercial and industrial loans have also grown 43.9% since December 31, 1999. The indirect automobile loan portfolio grew substantially in 1999 as a result of aggressive pricing and the addition of several new automobile dealers. Management determined to temporarily curtail its indirect lending in fiscal year 2000 and 2001 to allow the portfolio to become more seasoned, but may decide to grow the indirect automobile loan portfolio in the future. We believe that Westfield Bank's increased emphasis on commercial and consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

      Westfield Bank's primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and NOW accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

      * maintaining the diversity of our existing loan portfolio through the origination of commercial loans, commercial real estate loans and consumer loans which typically have variable rates and shorter terms than residential mortgages; and

      * emphasizing investments with expected short-term maturities of five years or less.

      In addition, emphasis on commercial and consumer loans has reduced the average maturity of Westfield Bank's loan portfolio. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

      Each of the Westfield Bank's sources of liquidity is vulnerable to various uncertainties beyond the control of the Westfield Bank. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. The Westfield Banks's financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates and other market conditions. Management considers the Westfield Banks's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

      Net Interest and Dividend Income Simulation. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under six different interest rate change environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period following the current consolidated financial statement.

      The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of our interest earning assets and interest bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable rate mortgage will increase depending on its repricing characteristics while the interest income from a fixed rate loan would not increase until it was repaid and loaned out at a higher interest rate.

      The tables below set forth as of December 31, 2002 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.


                     For the Twelve Months Ending December 31, 2002
                                (Dollars in thousands)
                   ------------------------------------------------
                         Changes in         Net Interest
                   Interest Rates (Basis    and Dividend
                          Points)              Income       %Change
                   ------------------------------------------------

                            300                26,529         3.2%
                            200                26,335         2.4
                            100                26,059         1.3
                              0                25,718         N/A
                           -100                25,199        -2.0
                           -200                24,740        -3.8
                           -300                24,144        -6.1

      Market rates were assumed to increase and decrease 100 basis points, 200 basis points, and 300 basis points in even increments over the twelve month period. The repricing and/or new rates of assets and liabilities moved in tandem with market rates. However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount.

      Westfield Bank developed consolidated balance sheet growth projections for the twelve month period. The same product mix and growth strategy was used for all rate change scenarios.

      Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index and spread. Prepayment speed assumptions were based upon the difference between the account rate and the current market rate.

      Another circumstance that affects the results is that market rates are relatively low. In the three declining rate scenarios, Westfield Bank forecasted that its rates on some deposit products would not fall as sharply as market rates. For example, because the rate on regular savings accounts is 1.05%, it is not possible for the rate to decrease by 200 basis points or 300 basis points.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after December 31, 2001 and eliminates the pooling-of-interests method.

      In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption.

      Accounting for the Impairment or Disposal of Long- Lived Assets - In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long - Lived Assets" ("SFAS No. 144) which supercedes SFAS No. 121 and portions of APB Opinion No. 30. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within these fiscal years.

      The adoption of these standards did not have a material effect on its consolidated financial statements.

Critical Accounting Policies

      Westfield Financial's accounting policies are disclosed in Note 2 to the Consolidated Financial Statements. The more critical policies given Westfield Financial's current business strategy and asset/liability structure are accounting for non performing loans, the allowance for loan losses and provision for credit loans and the classification of securities as either held to maturity or available for sale. In addition to the information disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and results of Operations.

      Securities, including mortgage backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. The company has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. Westfield Financial does not acquire securities or mortgage backed securities for purposes of engaging in trading activities.

      Westfield Financial's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by Westfield Financial. The compensation is paid to an automobile dealer shortly after the loan is originated. Westfield Financial records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the consumer.

      The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail on page 16. Westfield Financial's methodology for assessing the appropriations of the allowance consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriations of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in non performing loans expected to result from existing condition), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and accompanying Notes of Westfield Financial have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 38 to 51, for a discussion of Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor's Report                                            F-1

Consolidated Balance Sheets as of December 31, 2001                     F-2
and 2000.

Consolidated Statements of Income for the Years                         F-3
Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders'                     F-4
Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years                     F-5
Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                       F-1 - F-29


All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Composition of our Boards. Westfield Financial has 12 directors, each of whom belongs to one of three classes with staggered three-year terms of office. Classes One, Two and Three will have directors whose terms expire in 2002, 2003 and 2004, respectively. At each of the annual shareholder meetings of Westfield Financial, the shareholders will elect directors to fill the seats of the directors whose terms are expiring in that year and any vacant seats.

      Who Our Directors Are. The following table states our directors' names, their ages as of December 31, 2001, the years when they began serving as directors and the years when their current terms of office as directors will expire.


                                    Bank      Company
                                  Director    Director      Term
         Name             Age       Since       Since     Expires
-----------------------------------------------------------------

Victor J. Carra            61       1995       2001         2004
David C. Colton, Jr.       58       1980       2001         2003
Robert T. Crowley, Jr.     53       1999       2001         2002
Thomas J. Howard           69       1979       2001         2004
Harry C. Lane              63       1978       2001         2002
William H. McClure         66       1996       2001         2002
Mary C. O'Neil             66       1994       2001         2003
Richard C. Placek          62       1979       2001         2004
Paul R. Pohl               60       1999       2001         2002
Charles E. Sullivan        58       1992       2001         2004
Thomas C. Sullivan         68       1989       2001         2004
Donald A. Williams         57       1983       2001         2003

      Our Directors' Backgrounds. The business experience for the past five years of each of our directors is as follows:

      Victor J. Carra has served as the Executive Vice President of Westfield Bank since 1998 and Westfield Financial since its inception in 2001. Since 1975, Mr. Carra has served in various capacities during his employment with Westfield Bank.

      David C. Colton, Jr. is the owner and operator of The Colton Agency, Inc., an insurance agency located in Westfield, Massachusetts. Mr. Colton has served in these capacities since 1966.

      Robert T. Crowley, Jr. is a Certified Public Accountant and a partner in the accounting firm of Downey, Sweeney, Fitzgerald & Co., P.C. Mr. Crowley has been a partner with this firm since 1980 and a Certified Public Accountant since 1979.

      Thomas J. Howard retired from Westfield Bank in 1994 after having served as an Assistant Treasurer, Treasurer, Vice President and Executive Vice President during his employment with Westfield Bank since 1964. Since his retirement in 1994, Mr. Howard has served as a corporator and trustee of Westfield Mutual Holding Company and a director of Westfield Bank. He has served as a director of Westfield Financial since its inception in 2001.

      Harry C. Lane is the President of John S. Lane & Son, Inc., a quarry and asphalt company located in Westfield, Massachusetts. Mr. Lane has served in this capacity since 1986.

      William H. McClure is the President of the McClure Insurance Agency, Inc., a position he has held since 1993.

      Mary C. O'Neil is the Director of Development and Marketing at Noble Health Systems, located in Westfield, Massachusetts. Ms. O'Neil has held this position since 1993. Prior to that, she served as President of T.L. O'Neil Insurance Agency, Inc.

      Richard C. Placek is the President of Commercial Distributing Company, located in Westfield Massachusetts. Mr. Placek has held this position since 1985. Prior to that, he served as General Manager.

      Paul R. Pohl has served as the President and Owner of Chemi-Graphic, Inc., a name plate manufacturer company located in Ludlow, Massachusetts. Mr. Pohl has served in this capacity since 1964.

      Charles E. Sullivan is the President of Charles E. Sullivan C.P.A., Inc., a public accounting firm located in West Springfield, Massachusetts. Mr. Sullivan has served in this capacity since 1979.

      Thomas C. Sullivan is retired and was formerly the President and Chief Operating Officer of Sullivan Paper Co., Inc., located in West Springfield, Massachusetts. He retired from this position in 1998. Mr. Sullivan presently serves as a director of Sullivan Paper Co., Inc., a position he has held since 1959. He also serves as President and Director of Patriot Realty, located in Appleton, Wisconsin and is the Vice President and Director of George Sullivan Realty, a realty company located in West Springfield, Massachusetts. Mr. Sullivan has served in these capacities since 1994 and 1970, respectively.

      Donald A. Williams has served as President of Westfield Bank since 1983 and Chief Executive Officer of Westfield Bank since 1987 and of Westfield Financial since its inception in 2001.

Executive Officers Who are Not Directors

      Michael J. Janosco, Jr., age 54, has served as the Chief Financial Officer and Treasurer of Westfield Bank since 1999 and of Westfield Financial since its inception in 2001. Mr. Janosco was previously a partner at KPMG Peat Marwick until his retirement in 1994. From 1994 to 1997, he served as the Chief Financial Officer and Treasurer of Primary Bank, located in Peterborough, New Hampshire.

      James C. Hagan, age 40, has served as Vice President and Commercial Loan Department Manager of Westfield Bank since 1998. From 1994 through 1998, Mr. Hagan was a Commercial Loan Officer at Westfield Bank.

      Rebecca S. Kozaczka, age 51, has served as Vice President and Residential Loan Officer at Westfield Bank since 1989.

      Deborah J. McCarthy, age 42, has served as Vice President and Operations Department Manager since 2000. She has worked for Westfield Bank in numerous capacities since 1979.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Exchange Act requires that our directors, executive officers, and any person holding more than ten percent of our common stock file with the SEC reports of ownership changes, and that such individuals furnish Westfield Financial with copies of the reports.

      Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that all of our executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.    EXECUTIVE COMPENSATION

Director Compensation

      Meeting Fees.

      The members of the board of directors of Westfield Financial are identical to that of Westfield Bank. To date, Westfield Bank has compensated its directors for their services to the bank. Westfield Financial has not paid any additional compensation to its directors for their additional services to the holding company. Westfield Financial expects to continue this practice until there is a business reason to establish separate compensation fees.

      Westfield Bank's practice has been to pay a fee of $700 to each of its non-employee directors for attendance at each board meeting. In addition, each member of the Executive Committee received $1,733 per month for attendance at meetings, while each member of the Audit Committee received $400 for each meeting the member attended. Westfield Bank paid fees totaling $183,000 to its non-employee directors for the year ended December 31, 2001.

      Directors' Deferred Compensation Plan. Westfield Bank has established the Westfield Bank Directors' Deferred Compensation Plan for the benefit of non-employee directors. Under the Deferred Compensation Plan, each non-employee director may make an annual election to defer receipt of all or a portion of his or her director fees received from Westfield Financial and Westfield Bank. The deferred amounts are allocated to a deferral account and credited with interest at an annual rate equal to the rate on the highest yielding certificate of deposit issued by Westfield Bank during the year or according to the investment return of other assets as may be selected by the Compensation Committee of Westfield Bank. The Deferred Compensation Plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events such as death, retirement, disability or a change in control of Westfield Financial or Westfield Bank (as those terms are defined in the Deferred Compensation Plan).

Executive Officer Compensation

      Summary Compensation Table. The following table provides information about the compensation paid for 2001 to Westfield Financial's and Westfield Bank's President and Chief Executive Officer and to the other most highly compensated executive officers whose annual salary and bonus for 2001 was at least $100,000.

                                                              Annual Compensation
                                                    ---------------------------------------
                                                                               Other Annual
Name and                                                                       Compensation       All Other
Principal Position                          Year    Salary ($)    Bonus ($)       ($)(1)       Compensation(2)
--------------------------------------------------------------------------------------------------------------

Donald A. Williams, President and Chief     2001      290,498       43,575          --            $113,666
 Executive Officer                          2000      267,616       40,234          --             106,041

Michael J. Janosco, Jr., Chief Financial    2001      152,100       22,815          --               7,173
 Officer and Treasurer                      2000      139,000       20,850          --               4,344

Victor J. Carra, Executive Vice President   2001      142,116       21,317          --              43,390
                                            2000      128,741       19,584          --              40,236

--------------------
<F1>  Westfield Bank provides its executive officers with non-cash benefits and perquisites, such as the use of employer-owned or leased automobiles. Management of the Bank believes that the aggregate value of these benefits for 2001 did not, in the case of any executive officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for him in the Summary Compensation Table.
<F2>  Includes the following components for fiscal 2001 and 2000: (1)
      employer matching contributions to the Westfield Bank 401(k) Plan: Mr. Donald A. Williams, $5,250 and $5,100; Mr. Michael J. Janosco, Jr., $4,563 and $3,210; and Mr. Victor J. Carra,$ 4,372 and $3,873; (2) the
      dollar value of premium payments for life insurance coverage provided by Westfield Bank: Mr. Donald A. Williams, $4,428 and $3,964; Mr. Michael J. Janosco, Jr., $2610 and $1,850; and Mr. Victor J. Carra, $3,230 and $2,997; and (3) amounts accrued under deferred compensation agreements: Mr. Donald A. Williams, $103,988 and $96,977 and Mr. Victor
      J. Carra, $35,788 and $33,366.

Employment Agreements

      Westfield Financial and Westfield Bank have jointly entered into employment agreements with Mr. Donald A. Williams to secure his services as President and Chief Executive Officer, Mr. Victor J. Carra to secure his services as Executive Vice President, and Mr. Michael J. Janosco, Jr., to secure his services as Chief Financial Officer. For purposes of Westfield Financial's obligations, the employment agreements have rolling three-year terms beginning on the effective date of the reorganization, which by decision of the executive or joint decision of Westfield Financial and Westfield Bank may be converted to a fixed three-year term. For purposes of Westfield Bank's obligations the employment agreements have fixed terms of three years beginning on the effective date of the reorganization, and may be renewed annually after a review of the executive's performance. These agreements provide for minimum annual salaries of $290,498, $142,116 and $152,100, respectively, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. They also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination.

      Westfield Financial and Westfield Bank may terminate each executive's employment, and each executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, they will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for an additional three years. The same severance benefits would be payable if the executive resigns during the term following: a loss of title, office or membership on the board of directors; material reduction in duties, functions or responsibilities; involuntary relocation of the executive's principal place of employment to a location over 25 miles in distance from Westfield Bank's principal office in Westfield, Massachusetts and over 25 miles from the executive's principal residence; or other material breach of contract by Westfield Financial or Westfield Bank which is not cured within 30 days. For 60 days after a change in control, each executive may resign for any reason and collect severance benefits as if he or she had been discharged without cause. The employment agreements also provide uninsured death and disability benefits.

      If Westfield Financial or Westfield Bank experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements, Westfield Bank and Westfield Financial would reimburse the executive for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executive will retain approximately the same net-after tax amounts under the employment agreement that he or she would have retained if there were no 20% excise tax. The effect of this provision is that Westfield Bank and Westfield Financial, rather than the executive, bears the financial cost of the excise tax. Neither Westfield Financial nor Westfield Bank could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

Change of Control Agreements

      Westfield Bank and Westfield Financial have jointly entered into one-year change of control agreements with three vice presidents, James C. Hagan, Rebecca S. Kozaczka and Deborah J. McCarthy. The term of these agreements is perpetual until Westfield Bank gives notice of non-extension, at which time the term is fixed for one year.

      Generally, Westfield Bank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Westfield Bank or Westfield Financial signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional one year. Westfield Bank would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the Board of Directors, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 25 miles from Westfield Bank's principal office on the day before the change of control and over 25 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits.

      If Westfield Bank or Westfield Financial experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Westfield Bank and Westfield Financial for federal income tax purposes. The change of control agreements do not provide a tax indemnity.

Benefit Plans

      Pension Plan. Westfield Bank maintains a pension plan for its eligible employees. Generally, employees of Westfield Bank begin participation in the pension plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. Participants in the pension plan become vested in their accrued benefit under the pension plan upon the earlier of the: (1) attainment of their "normal retirement age" (as described in the pension plan) while employed at Westfield Bank; (2) completion of five vesting years of service with Westfield Bank; or (3) death or disability of the participant. Participants are generally credited with a vesting year of service for each year in which they complete at least 1,000 hours of service. A participant's normal benefit under the pension plan equals the sum of (1) 1.25% of the participant's average compensation (generally defined as the average taxable compensation for the three consecutive limitation years that produce the highest average) by the number of years of service the participant has under the plan up to 25 years of service, plus (2) 0.6% of the excess of the participant's average compensation over the participant's covered compensation (the social security taxable wage base for the 35 years ending in the year the participant becomes eligible for non-reduced social security benefits) for each year of service under the plan up to 25 years of service. Participants may retire at or after age 65 and receive their full benefit under the plan. Participants may also retire early at age 62 or at age 55 with ten years of service or at age 50 with 15 years of service under the plan and receive a reduced retirement benefit. Pension benefits are payable in equal monthly installments for life, or for married persons, as a joint survivor annuity over the lives of the participant and spouse. Participants may also elect a lump sum payment with the consent of their spouse. If a participant dies while employed by Westfield Bank, a death benefit will be payable to either his or her spouse or estate, or named beneficiary, equal to the entire amount of the participant's accrued benefit in the plan. The following table indicates the annual employer-provided retirement benefits that would be payable under the pension plan upon retirement at age 65 to a participant electing to receive his pension benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Under the Internal Revenue Code, maximum annual benefits under the pension plan are limited to $140,000 per year and annual compensation for benefit calculation purposes is limited to $170,000 per year for the 2001 calendar year.


                                     Years of Service
                   ---------------------------------------------------
Average Annual
 Compensation         10         15         20         25         30
                   ---------------------------------------------------

   $100,000        $16,394    $24,591    $32,788    $40,985    $40,985
    125,000         21,019     31,529     42,038     52,548     52,548
    150,000         25,644     38,466     51,288     64,110     64,110
    170,000         29,344     44,016     58,688     73,360     73,360
    200,000         29,344     44,016     58,688     73,360     73,360
    300,000         29,344     44,016     58,688     73,360     73,360
    400,000         29,344     44,016     58,688     73,360     73,360

      The benefits listed on the table above for the pension plan are not subject to a reduction for Social Security benefits or any other offset amount. As of December 31, 2001, Messrs. Williams, Janosco and Carra had 28, 2, and 25 years of service, respectively, for purposes of the pension plan.

      401(k) Plan. Westfield Bank has adopted the SBERA 401(k) Plan, a tax-qualified defined contribution plan, for substantially all employees of Westfield Bank who have attained age 21 and completed at least three months of service. Eligible employees may contribute from 1% to 15% of annual compensation to the plan on a pre-tax basis each year, subject to limitations of the Internal Revenue Code (for 2001 the limit was $10,500). Westfield Bank makes a matching contribution to the plan equal to 50% of the first six percent of annual compensation contributed to the plan on a pre-tax basis by a participant after such participant has completed one year of service.

      This plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account. One permitted investment is Westfield Financial common stock. Participants direct the voting of shares purchased for their plan accounts.

      Employee Stock Ownership Plan (ESOP). This plan is a tax-qualified plan that covers substantially all employees who have completed 1,000 hours of service in a 12 month period and attained age 21. The ESOP took effect at the completion of the reorganization.

      Westfield Financial will lend this plan enough money to purchase up to 8% of the shares of the total number of shares held by persons other than Westfield Mutual Holding Company. The plan intends to purchase all of these shares in private transactions or on the open market from time to time to the extent that shares are available for purchase on reasonable terms.

      Although contributions to this plan will be discretionary, Westfield Bank intends to contribute enough money each year to make the required principal and interest payments on the loan from Westfield Financial. This loan is for a term of 30 years and calls for level annual payments of principal and interest. The plan pledges the shares it purchases as collateral for the loan and hold them in a suspense account.

      The plan will not distribute the pledged shares right away. Instead, it will release a portion of the pledged shares annually. Assuming the plan repays its loan as scheduled over a 30-year term, we expect that 1/30th of the shares will be released annually in years 2002 through

2030. The plan will allocate the shares released each year among the accounts of participants in proportion to their compensation for the year. For example, if a participant's compensation for a year represents 1% of the total compensation of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year, subject to certain legal limitations imposed on tax qualified plans. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted by the plan trustee in a way that mirrors the votes which participants cast for shares in their individual accounts.

      As of December 31, 2001, the plan had not purchased any shares of common stock. This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

      Benefit Restoration Plan. Westfield Financial has also established the Benefit Restoration Plan of Westfield Financial in order to provide restorative payments to executives who are prevented from receiving the full benefits contemplated by the ESOP's benefit formula as well as the 401(k) Plan's benefit formula. The restorative payments consist of payments in lieu of shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP's loan, payments in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The restorative payments also consist of amounts unable to be provided under the 401(k) Plan due to certain legal limitations imposed on tax-qualified plans.

      Deferred Compensation Agreements. Westfield Bank has also entered into deferred compensation agreements with each of Donald A. Williams and Victor
J. Carra. Under these agreements, each executive is guaranteed monthly payments equal to 70% of his monthly salary after retirement for the remainder of the executive's life or 240 months, whichever is greater. The amounts of these payments is reduced by any payments received from the Pension Plan and are also reduced by Social Security payments attributable to contributions made by Westfield Bank. These agreements also provide for payments upon the death or disability of the executive that are equal in amount to the payments that would have been payable to the executive upon retirement with such payments being made for a period of 120 months.

Compensation Committee Report on Executive Compensation.

      The Compensation Committee is composed of Directors Harry C. Lane, Paul
R. Pohl, Thomas C. Sullivan, and Donald A. Williams. None of the members of the Compensation Committee, except Mr. Williams, were officers or employees of Westfield Financial or its subsidiaries during 2001 or in prior years.

      The following Report of Westfield Financial's Compensation Committee is provided in accordance with the rules and regulations of the SEC. Pursuant to such rules and regulations, this Report shall not be deemed "soliciting material," filed with the SEC subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Compensation Committee Report on Executive Compensation

      On December 27, 2001, Westfield Financial, Inc. became the holding company for Westfield Bank upon completion of a reorganization of Westfield Mutual Holding Company and related stock offering by Westfield Financial.

      The Compensation Committee provides advice and recommendations to the Board of Directors in the areas of employee salaries and benefit programs. Compensation of the President and Chief Executive Officer and other executive officers of Westfield Bank for the fiscal year ended 2001 was paid by Westfield Bank and determined by the Board of Directors upon the recommendation of the Compensation Committee for Westfield Bank.

      The Committee reviews the compensation and benefits programs for all executive officers on an annual basis. Recommendations and rationale of Mr. Donald A. Williams' positions with Westfield Bank are taken into consideration during such review. Mr. Williams did not participate in the Committee's decisions regarding his own compensation review and recommendation.

      The Committee strives to provide a compensation program that assures both the motivation and retention of the executive officers, proper alignment with the financial interests of Westfield Financial's stockholders, and competitiveness with the external marketplace. To this end, the Committee reviewed the compensation practices of a peer group of companies with similar size and business mix to that of Westfield Bank in order to develop recommendations for Westfield Bank's executive officers.

      Westfield Bank's compensation program for executive officers consists of: base salary, annual bonuses and long-term incentive awards. These elements are intended to provide an overall compensation package that is commensurate with Westfield Bank's financial resources, that is appropriate to assure that retention of experienced management personnel, and align their financial interests with those of Westfield Financial's shareholders.

Base Salaries

      Salary levels recommended by the Committee are intended to be competitive with salary levels of the companies in Westfield Bank's peer groups, commensurate with the executive officers' respective duties and responsibilities, and reflect the financial performance of Westfield Bank .

Chief Executive Officer

      The Compensation Committee recognizes the significant additional efforts required of the President and Chief Executive Officer in bringing about Westfield Financial's initial public offering.

      Based on the foregoing criteria discussed above, for fiscal year ended December 31, 2001, Mr. Williams' base salary was $288,842 and he was awarded a bonus of $43,575.

                                       Westfield Financial, Inc.
                                       Compensation Committee

                                       Harry C. Lane
                                       Paul R. Pohl
                                       Thomas C. Sullivan
                                       Donald A. Williams

Compensation Committee Interlocks and Insider Participation.

      Except for Mr. Williams, who recused himself from discussions regarding his compensation, none of the executive officers of Westfield Financial served as a member of another entity's Board of Directors or as a member of the Compensation Committee (or other board committee performing equivalent functions) during 2001, which entity had an executive officer serving on the Board of Directors or as a member of the Compensation Committee of Westfield Financial. There are no interlocking relationships between Westfield Financial and other entities that might affect the determination of the compensation of our executive officers.

Performance Graph.

      A performance graph is not included due to the fact that the reorganization and stock offering took place on December 27, 2001 and therefore sufficient data was unavailable at December 31, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders of Westfield Financial.

      The following table contains common stock ownership information for persons known to Westfield Financial to "beneficially own" 5% or more of Westfield Financial's common stock as of December 31, 2001. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose of. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. Westfield Financial obtained the information provided in the following table from filings with the SEC and from Westfield Financial. In this Annual Report on Form 10-K, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

                  Name and Address of Beneficial      Amount and Nature of
Title of Class             Owner                      Beneficial Ownership    Percent
-------------------------------------------------------------------------------------

Common Stock      Westfield Mutual Holding Company        5,607,400(1)         53.0%
                  141 Elm Street
                  Westfield, Massachusetts 01581

--------------------
<F1>  As reported by Westfield Mutual Holding Company in a Schedule 13D dated
      January 7, 2002, who reported sole voting and dispositive power over 5,607,400 shares.

Security Ownership of Management.

      The following table shows the number of shares of Westfield Financial's common stock beneficially owned by each director, each executive officer appearing in the "Summary Compensation Table," and all directors and executive officers of Westfield Financial as a group, as of March 20, 2002. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

                                                           Amount and Nature of
                                 Position with                 Beneficial          Percent of Common
      Name                   Westfield Financial              Ownership(1)(2)      Stock Outstanding
----------------------------------------------------------------------------------------------------

Victor J. Carra           Executive Vice President and
                          Director                             21,490(3)                    *
David C. Colton, Jr.      Director                              2,443(4)                    *
Robert T. Crowley, Jr.    Director                              2,500(5)                    *
Thomas J Howard           Director                                500(6)                    *
Michael J. Janosco, Jr.   Chief Financial Officer              33,000(7)                    *
Harry C. Lane             Director                                 --                       *
William H. McClure        Director                              3,000(8)                    *
Mary C. O'Neil            Director                                500(9)                    *
Richard C. Placek         Director                              5,000(10)                   *
Paul R. Pohl              Director                              9,996(11)                   *
Charles E. Sullivan       Director                              1,500                       *
Thomas C. Sullivan        Director                             30,000                       *
Donald A. Williams        President, Chief Executive
                          Officer, and Director                30,000(12)                   *
All Executive Officers
 and Directors as
 a Group (16 persons)                                         537,737(13)                10.81%

--------------------
*     Less than one percent of the total outstanding shares of common stock.
<F1>  See "Principal Shareholders of Westfield Financial" for definition of
      "beneficial ownership."
<F2>  Based on a total of 10,580,000 shares of Westfield Financial's Common
      Stock outstanding as of December 31, 2001.
<F3>  Includes 13,370 shares held in Westfield Bank's 401(k) plan, 690 shares held in an individual retirement account ("IRA") for the benefit of Mr. Carra's spouse, 830 shares held in an IRA for the benefit of Mr. Carra, and 6,600 shares held jointly with Mr. Carra's spouse.
<F4>  Includes 1,272 shares held in an IRA for the benefit of Mr. Colton's spouse, 671 shares held in an IRA for the benefit of Mr. Colton, and 500 shares held jointly with Mr. Colton's spouse.
<F5>  Includes 2,500 shares held jointly with Mr. Crowley's spouse.
<F6>  Includes 500 shares held by the Thomas J. Howard Revocable trust for which Mr. Howard and his spouse serve as trustees.
<F7>  Includes 20,279 shares held jointly with Mr. Janosco's spouse, and
      12,721 shares held in an IRA for the benefit of Mr. Janosco.
<F8>  Includes 3,000 shares held jointly with Mr. McClure's spouse.
<F9>  Includes 500 shares held jointly with Ms. O'Neil's spouse.
<F10> Includes 2,500 shares held by Mr. Placek's spouse.
<F11> Includes 9,996 shares held jointly with Mr. Pohl's spouse.
<F12> Includes 20,000 shares held jointly with Mr. Williams' spouse, 5,100 shares held in an IRA for the benefit of Mr. Williams, and 5,200 shares held in an IRA for the benefit of Mr. Williams' spouse.
<F13> The figures shown for each of the executive officers named in the table do not include [397,808] shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 2001 to any individual's account and as to which each of the executive officers named in the table share voting powers with the other ESOP participants. The figure shown for all directors and executive officers as a group includes [397,808] as to which members of Westfield




      Financial's Compensation Committee (consisting of Messrs. Lane, Pohl, Thomas C. Sullivan and Williams) may be deemed to have sole investment power, except in limited circumstances, thereby causing each such member to be deemed a beneficial owner of such shares. Each of the members of the Compensation Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Compensation Committee individually. See "Benefit Plans-Employee Stock Ownership Plan".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We make loans to our trustees/directors, officers and employees. These loans bear interest at the same rate as loans offered to non-trustee/directors, officers and employees and have the same underwriting terms that apply to non-trustees/directors, officers and employees. At December 31, 2001, loans to executive officers, directors and their associates totaled $1.5 million.

                                   PART IV

ITEM 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Listed below are all financial statements and exhibits filed as part of this report:

a.    Financial Statements, Schedules, and Exhibits

      (1) The consolidated statements of assets and liabilities transferred in reorganization of Westfield Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income relating to assets and liabilities transferred in reorganization, changes in equity transferred in reorganization, and cash flows of assets and liabilities transferred in the reorganization for each of the years in the three-year period ended December 31, 2001, together with the related notes and independent auditors' report of Deloitte & Touche LLP, independent certified public accountants.

      (2)   Schedules omitted as they are not applicable.

      (3)   See Exhibit Index.

b.    Reports on Form 8-K - none.

      Exhibit    Description

        2.1 Plan of Reorganization and Minority Stock Issuance of Westfield Mutual Holding Company, as amended. *
        3.1      Articles of Organization of Westfield Financial, Inc.*
        3.2      Bylaws of Westfield Financial, Inc. *
        3.3      Amended and Restated Charter of Westfield Mutual Holding
                 Company*
        3.4      Amended and Restated Bylaws of Westfield Mutual Holding
                 Company*
        4.1      Articles of Organization of Westfield Financial, Inc. (See
                 Exhibit 3.1)*
        4.2      Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)*
        4.3      Form of Stock Certificate of Westfield Financial, Inc.*
       10.1      Form of Employee Stock Ownership Plan of Westfield
                 Financial, Inc.*
       10.2      Form of the Benefit Restoration Plan of Westfield Financial,
                 Inc.*

       10.3 Form of Employment Agreement between Donald A. Williams and Westfield Financial, Inc.*
       10.4 Form of Employment Agreement between Victor J. Carra and Westfield Financial, Inc.*
       10.5 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc.*
       10.6 Form of One Year Change in Control Agreement by and among certain officers and Westfield Financial, Inc. and Westfield Bank*
       10.7      Form of Directors' Deferred Compensation Plan*
       10.8      The SBERA 401(k) Plan adopted by Westfield Bank**
       21.1      Subsidiaries of the Registrant*
       23.1      Consent of Deloitte & Touche LLP

--------------------
* Incorporated herein by reference to the Registration Statement No. 333-68550, on Form S-1 of Westfield Financial filed with the SEC on August 28, 2001, as amended.
** Incorporated herein by reference to the Registration Statement No. 333-73132, on Form S-8, filed with the SEC on November 9, 2001, as amended.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

                                       Westfield Financial, Inc.


                                       By: /s/ Donald A. Williams
                                           --------------------------
                                           Donald A. Williams
                                           President and Chief Executive
                                           Officer

      Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

         Name                               Title                           Date
-------------------------------------------------------------------------------------

/s/ Donald A. Williams           President, Chief Executive            March 26, 2002
-----------------------------    Officer and Director
Donald A. Williams               (Principal Executive Officer)

/s/ Victor J. Carra              Executive Vice President              March 26, 2002
-----------------------------    and Director
Victor J. Carra

/s/ Michael J. Janosco, Jr.      Chief Financial Officer and           March 26, 2002
-----------------------------    Treasurer (Principal Accounting
Michael J. Janosco, Jr.          Officer)

/s/ David C. Colton, Jr.         Director                              March 26, 2002
-----------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.       Director                              March 26, 2002
-----------------------------
Robert T. Crowley, Jr.

/s/ Thomas J. Howard             Director                              March 26, 2002
-----------------------------
Thomas J. Howard

/s/ Harry C. Lane                Director                              March 26, 2002
-----------------------------
Harry C. Lane

/s/ William H. McClure           Director                              March 26, 2002
-----------------------------
William H. McClure




/s/ Mary C. O'Neil               Director                              March 26, 2002
-----------------------------
Mary C. O'Neil

/s/ Richard C. Placek            Director                              March 26, 2002
-----------------------------
Richard C. Placek

/s/ Paul R. Pohl                 Director                              March 26, 2002
-----------------------------
Paul R. Pohl

/s/ Charles E. Sullivan          Director                              March 26, 2002
-----------------------------
Charles E. Sullivan

/s/ Thomas C. Sullivan           Director                              March 26, 2002
-----------------------------
Thomas C. Sullivan

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands Except per Share Amounts)


                                                             December 31,
                                                         --------------------
                                                           2001        2000
                                                           ----        ----

ASSETS

CASH AND DUE FROM BANKS                                  $ 14,169    $ 17,733

FEDERAL FUNDS SOLD                                         34,267      10,020

INTEREST-BEARING DEPOSITS                                   8,599       4,976
                                                         --------------------
      Cash and cash equivalents                            57,035      32,729
                                                         --------------------

SECURITIES:
  Available for sale - at estimated fair value             74,184      75,709

  Held To Maturity - at amortized cost (estimated
   fair value of $46,155 in 2001 and $39,739 in 2000)      45,614      39,461

MORTGAGE BACKED SECURITIES:
  Available for sale - at estimated fair value             87,150      52,580

  Held To Maturity - at amortized cost (estimated
   fair value of $81,367 in 2001, and $6,864 in 2000)      81,007       6,806

FEDERAL HOME LOAN BANK
 OF BOSTON AND OTHER STOCK                                  3,634       3,446

LOANS - Net of allowance for loan losses
 of $3,923 in 2001, and $3,434 in 2000                    413,546     464,531

PREMISES AND EQUIPMENT - Net                               13,581      11,744

ACCRUED INTEREST AND DIVIDENDS                              4,201       4,172

OTHER ASSETS                                                2,780       3,613
                                                         --------------------

TOTAL ASSETS                                             $782,732    $694,791
                                                         ====================

LIABILITIES AND EQUITY
LIABILITIES:
DEPOSITS:
  Noninterest-bearing                                    $ 48,247    $ 38,500
  Interest-bearing                                        588,862     563,396
                                                         --------------------
     Total deposits                                       637,109     601,896

CUSTOMER REPURCHASE AGREEMENTS                              6,061       7,686

OTHER LIABILITIES                                           8,245       7,454
                                                         --------------------

      Total liabilities                                   651,415     617,036
                                                         --------------------

COMMITMENTS AND CONTINGENCIES

EQUITY:
  Preferred stock - $.01 par value, 5,000,000 shares
   authorized none outstanding                                  -           -
  Common stock - $.01 par value, 10,580,000 shares
   authorized, 10,580,000 issued and outstanding              106           -
  Additional paid-in capital                               47,623           -
  Retained earnings                                        81,808      76,791
  Accumulated other comprehensive income                    1,780         964
                                                         --------------------




     Total equity                                         131,317      77,755
                                                         --------------------

     TOTAL LIABILITIES AND EQUITY                        $782,732    $694,791
                                                         ====================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                               AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands)


                                                           Years Ended
                                                           December 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                   ----       ----       ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $24,737    $26,523    $25,891
  Securities and mortgage backed securities        12,184      9,216      6,909
  Consumer loans                                    5,577      6,306      5,493
  Commercial and industrial loans                   3,477      3,255      2,520
  Federal funds sold                                  562        663        361
  Stocks                                              401        386        289
  Interest-bearing deposits                           605        369        387
                                                  -----------------------------
     Total interest and dividend income            47,543     46,718     41,850
                                                  -----------------------------

INTEREST EXPENSE:
  Deposits                                         24,730     24,087     21,060
  Customer repurchase agreements                      246        320         41
  Other borrowings                                     26        128         50
                                                  -----------------------------
      Total interest expense                       25,002     24,535     21,151
                                                  -----------------------------

      Net interest and dividend income             22,541     22,183     20,699

PROVISION FOR LOAN LOSSES                           1,630      1,089        843
                                                  -----------------------------

      Net interest and dividend income
       after provision for loan losses             20,911     21,094     19,856
                                                  -----------------------------

NONINTEREST INCOME:
  Service charges and fees                          1,687      1,320      1,040
  Gain on sales of securities, net                    830      1,535        515
                                                  -----------------------------
      Total noninterest income                      2,517      2,855      1,555
                                                  -----------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    8,416      7,871      6,994
  Occupancy                                         1,788      1,422      1,198
  Computer operations                               1,487      1,185        988
  Stationery, supplies and postage                    574        502        628
  Other                                             3,634      3,704      3,178
                                                  -----------------------------
      Total noninterest expense                    15,899     14,684     12,986
                                                  -----------------------------

INCOME BEFORE INCOME TAXES                          7,529      9,265      8,425

INCOME TAXES                                        2,512      3,185      2,898
                                                  -----------------------------

NET INCOME                                        $ 5,017    $ 6,080    $ 5,527
                                                  =============================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Dollars in Thousands)


                                                                                       Accumulated
                                                            Additional                   Other
                                                  Common     Paid-In      Retained    Comprehensive
                                                  Stock      Capital      Earnings       Income         Total
                                                  ------    ----------    --------    -------------     -----

BALANCE, JANUARY 1, 1999                           $  -       $     -      $65,184        $1,488       $ 66,672

Comprehensive income:
  Net income                                          -             -        5,527             -          5,527
  Unrealized losses on securities arising
   during the year, net of tax benefit of $298        -             -            -          (570)          (570)
  Reclassification for gains included in
   net income, net of taxes of $201                   -             -            -          (384)          (384)
                                                                                                       --------
Comprehensive income                                  -             -            -             -          4,573
                                                   ------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                            -             -       70,711           534         71,245

Comprehensive income:
  Net income                                          -             -        6,080             -          6,080
  Unrealized losses on securities arising
   during the year, net of tax benefit of $681        -             -            -          (968)          (968)
  Reclassification for losses included in net
   income, net of tax benefit of $734                 -             -            -         1,398          1,398
                                                                                                       --------

Comprehensive income                                  -             -            -             -          6,510
                                                   ------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                            -             -       76,791           964         77,755

Comprehensive income
  Net income                                          -             -        5,017             -          5,017
  Unrealized gains on securities arising
   during the year, net of taxes of $681              -             -            -         1,360          1,360
  Reclassification for gains included in net
   income, net of taxes of $273                       -             -            -          (544)          (544)
                                                                                                       --------

Comprehensive income                                  -             -            -             -          5,833

  Net proceeds from sale of common stock            106        47,723            -             -         47,829
  Capital Distribution to the Parent Company          -          (100)           -             -           (100)
                                                   ------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                         $106       $47,623      $81,808        $1,780       $131,317
                                                   ============================================================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)


                                                                 Years Ended December 31,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                             ----         ----         ----

OPERATING ACTIVITIES:
  Net income                                               $  5,017     $  6,080     $  5,527
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                 1,630        1,089          843
    Valuation adjustment of other real estate owned              30            -           21
    Other than temporary write-down of securities               315            -           83
    Depreciation of premises and equipment                    1,100          731          604
    Net amortization of premiums and discounts on
     securities, mortgage backed securities and
     mortgage loans                                             341          (26)         230
    Loss (gain) on sale of other real estate owned              (15)           7           (8)
    Gain on sale of mortgage loans                                -            -            -
    Gain on sales of securities- net                         (1,145)      (1,535)        (515)
    Deferred income tax provision                             2,857          (61)        (349)
  Changes in assets and liabilities:
    Accrued interest and dividends                              (29)        (565)        (188)
    Other assets                                               (308)         912         (216)
    Other liabilities                                        (1,044)        (566)         245
                                                           ----------------------------------
      Net cash provided by operating activities               8,749        6,066        6,277
                                                           ----------------------------------

INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                               (28,099)     (15,288)     (24,502)
    Proceeds from maturities and principal collections       22,043       20,052       20,899
  Securities, available for sale:
    Purchases                                               (29,421)     (33,737)     (21,415)
    Proceeds from sales                                       6,478        4,799        4,528
    Proceeds from calls, maturities and
     principal collections                                   24,466        7,584       15,589
  Mortgage backed securities, held to maturity:
    Purchases                                               (89,761)      (4,671)           -
    Principal collections                                    15,135        2,384        2,192
  Mortgage backed securities, available for sale:
    Purchases                                               (50,736)     (40,476)     (13,035)
    Proceeds from sales                                      52,807        6,668        2,446
    Principal collections                                    24,747        5,828        6,262
  Purchase of Federal Home Loan Bank of Boston
   and other stock                                             (188)         (90)        (190)
  Loans                                                     (10,366)       1,546      (53,004)
  Proceeds from sale of other real estate owned                  72          173          344
  Net purchases of premise and equipment                     (2,937)      (3,886)      (2,607)
                                                           ----------------------------------
      Net cash used in investing activities                 (65,760)     (49,114)     (62,493)
                                                           ----------------------------------

FINANCING ACTIVITIES:
  Increase in deposits                                       35,213       50,872       42,711
  Increase (decrease) in customer repurchase agreements      (1,625)       4,412        3,274
  Federal Home Loan Bank of Boston advances, net                  -       (5,000)       5,000
Net proceeds received from stock offering                    47,829            -            -
Capital Distribution to the parent company                     (100)           -            -
                                                           ----------------------------------

      Net cash provided by financing activities              81,317       50,284       50,985
                                                           ----------------------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS                                    24,306        7,236       (5,231)

  Beginning of year                                          32,729       25,493       30,724
                                                           ----------------------------------

  End of year                                              $ 57,035     $ 32,729     $ 25,493
                                                           ==================================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.

                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


1.    REORGANIZATION AND STOCK OFFERING

      On December 27, 2001, the Board of Directors of Westfield Mutual Holding Company ("Mutual Holding Company") completed a plan of reorganization (the "Plan") whereby the Mutual Holding Company formed a mid-tier stock holding company ("Westfield Financial, Inc." or the "Company") and exchanged 100% of the common stock of Westfield Bank (the "Bank") for a majority interest in Westfield Financial, Inc. Pursuant to the Plan, shares of Westfield Financial, Inc. were offered for subscription by depositors with eligible accounts at the Bank as of specified dates. The Company issued 10,580,000 shares of Common Stock (par value $0.01 per share) at a price of $10.00 per share, of which 47% of these shares, or 4,972,600 shares, were sold to the public, including depositors of the Bank and 53% of these shares, or 5,607,400 shares, were issued to the Mutual Holding Company. Net proceeds from the stock offering totaled $47.7 million. Costs related to the reorganization were charged against the proceeds from the shares sold in the reorganization. Reorganization costs of approximately $2.1 million were incurred.

      In connection with the reorganization, a "Liquidation Account" was established in an amount equal to the net worth of the Mutual Holding Company set forth in its latest consolidated statement of financial condition contained in the reorganization prospectus. The function of the Liquidation Account is to establish a priority on liquidation to the assets of the Company to Eligible Account Holders (as defined in the Plan) who continue to maintain deposits in the Bank after the reorganization. In the unlikely event of a complete liquidation of the Company, and only in such event, each Eligible Account Holder would receive from the Liquidation Account a liquidation distribution based on the their proportionate share of the then remaining qualifying deposits.

      Current regulations allow the Bank to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions and repurchases and other transactions charged to the capital accounts based on their capital level and supervisory condition. Federal regulations also limit any repurchase of the stock for the Bank of its holding company for three years after reorganization except for repurchases pursuant to an open-market stock repurchase program with certain regulatory criteria and approval of the FDIC.

      Employee Stock Ownership Plan - In connection with the Reorganization, Westfield Financial, Inc. established an Employee Stock Ownership Plan ("ESOP") for eligible employees. Employees employed with Mutual Holding Company, Westfield Financial, Inc. or the Bank who have completed one year of service and have attained age 21 are eligible to participate.

      To fund the purchase of 8% of the shares of common stock issued in the reorganization, the ESOP Trust will borrow funds from the Mutual Holding Company or the Company. The loan to the ESOP Trust will be repaid principally from the Bank's contributions to the ESOP Trust over a period of 30 years and the collateral for the loan will be the common stock purchased by the ESOP Trust.

      Shares purchased by the ESOP will be held by a trustee for allocations among participants as the loan is repaid.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (the "Company") is a Massachusetts security corporation. The Company has a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Deposit Insurance Fund ("DIF"), a corporation formed by the Massachusetts' legislature. The Bank operates 10 branches in Western Massachusetts. The Bank's primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners.

      The Bank formed Westfield Elm Associates, Inc., ("Westfield Elm"), a wholly owned subsidiary. In addition, Westfield Elm formed two subsidiaries, Elm Street Real Estate Investments Inc., (the "REIT") and Elm Street Business Trust (the "MBT"). The REIT is 99.9% owned by Westfield Elm with the remaining .1% owned by other shareholders. The MBT was 100% wholly owned by Westfield Elm. During 2000, the Company eliminated Westfield Elm and the MBT to streamline the overall bank structure.

      Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Security Corp., and the REIT. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

      Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the fair value of financial instruments and the allowance for loan losses.

      Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2001 and 2000 is partially restricted by approximately $3,352,000, and $2,176,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

      Securities and Mortgage Backed Securities - Securities, including mortgage backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. The Company does not acquire securities and mortgage backed securities for purposes of engaging in trading activities.

      Realized gains and losses on sales of securities and mortgage backed securities are computed using the specific identification method and are included in noninterest income. Securities and mortgage backed securities which have experienced an other than temporary decline in value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down included in noninterest expense as a realized loss. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date.

      Loans - Loans are recorded at the principal amount outstanding. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible. The Company's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by the Company. The compensation is paid to an automobile dealer shortly after the loan is originated. The Company records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the customer.

      Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged off against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

      The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for identified problem loans and a formula allowance for the remainder of the portfolio. The specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on historical loss experience.

      A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment such as the Company's portfolios of home equity loans, real estate mortgages, installment and other loans.

      The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. There may be other factors that warrant the Company's consideration in maintaining the allowance at a level sufficient to cover probable losses. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the FDIC and the Massachusetts Division of Banks, may require adjustment to the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting results of operations.

      Management believes that the allowance for loan losses accurately reflects estimated credit losses for specifically identified loans, as well as probable credit losses inherent in the remainder of the portfolio as of the end of the periods presented.

      Transfers and Servicing of Financial Assets - The Company follows the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

      Premises and Equipment - Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation, computed on either the straight-line or accelerated methods over the estimated useful lives of the assets, or lease term, if shorter, as follows:


                                       Years
                                       -----

            Buildings                    39
            Leasehold Improvements       20
            Furniture and Equipment     3-7

      It is general practice to charge the cost of maintenance and repairs to expense when incurred; major expenditures for betterments are capitalized and depreciated.

      Other Real Estate Owned - Other real estate owned represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the related loan, or the estimated fair value of the real estate acquired, net of estimated selling costs. Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to other real estate owned. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Operating costs associated with other real estate owned are expensed as incurred.

      Retirement Plans and Employee Benefits - The Company provides a defined benefit pension plan for eligible employees through membership in the Savings Banks Employees Retirement Association ("SBERA"). The Company's policy is to fund pension cost as accrued. Employees are also eligible to participate in a 401(k) plan through SBERA. Beginning in 2000, the Company began making matching contributions to this plan at 50% of up to 6% of the employees' eligible compensation.

      The Company currently offers postretirement life insurance benefits to retired employees. Such postretirement benefits represent a form of deferred compensation which requires that the cost and obligations of such benefits are recognized in the period in which services are rendered.

      Income Taxes - The Company uses the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Earnings Per Share - The Common Stock of the Company commenced trading on December 28, 2001. As such, earnings per share data for all reported periods is meaningless.

      Derivative Financial Instruments - In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements became effective for the Company on January 1, 2001. The adoption of these statements had no effect on the Company's consolidated financial statements because no derivative financial instrument or embedded derivative financial instrument requiring application of this statement were outstanding at January 1, 2001 or at any time during the year ended December 31, 2001.

      New Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

      In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning December 15, 2001 and interim periods within those fiscal years.

      The adoption of these standards did not have any effect on the Company's consolidated financial statements.

3.    SECURITIES

      Securities at December 31, 2001 are summarized as follows:


                                                         December 31, 2001
                                        --------------------------------------------------
                                                        Gross         Gross      Estimated
                                        Amortized    Unrealized    Unrealized       Fair
                                           Cost         Gains        Losses        Value
                                        ---------    ----------    ----------    ---------
                                                          (In Thousands)

        Held to maturity:
          Federal agency obligations    $ 30,002       $  167        $   26      $ 30,143
          Corporate debt securities       15,612          400             -        16,012
                                        -------------------------------------------------

        Total held to maturity            45,614          567            26        46,155
                                        -------------------------------------------------

        Available for sale:
          Corporate debt securities       31,475          797             -        32,272
          Equity securities               14,320        1,228           873        14,675
          Federal agency obligations      26,893          366            22        27,237
                                        -------------------------------------------------

        Total available for sale          72,688        2,391           895        74,184
                                        -------------------------------------------------

        Total Securities                $118,302       $2,958        $  921      $120,339
                                        =================================================

      Securities at December 31, 2000 are summarized as follows:


                                                         December 31, 2000
                                        --------------------------------------------------
                                                        Gross         Gross      Estimated
                                        Amortized    Unrealized    Unrealized       Fair
                                           Cost         Gains        Losses        Value
                                        ---------    ----------    ----------    ---------
                                                          (In Thousands)

        Held to maturity:
          Federal agency obligations    $ 23,890       $  162        $   20      $ 24,032
          Corporate debt securities       15,409          148             9        15,548
          Other securities                   162            -             3           159
                                        -------------------------------------------------

        Total held to maturity            39,461          310            32        39,739
                                        -------------------------------------------------

        Available for sale:
          Corporate debt securities       40,693          232           614        40,311
          Equity securities                8,063        2,095           414         9,744
          Federal agency obligations      19,298          320            72        19,546
          Other securities                 6,088           22             2         6,108
                                        -------------------------------------------------

        Total available for sale          74,142        2,669         1,102        75,709
                                        -------------------------------------------------

        Total Securities                $113,603       $2,979        $1,134      $115,448
                                        =================================================

      The amortized cost and fair value of debt securities at December 31, 2001, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issues have the right to call or repay obligations.


                                                      December 31, 2001
                                                   -----------------------
                                                   Amortized    Estimated
                                                      Cost      Fair Value
                                                   ---------    ----------
                                                        (In Thousands)

        Held to maturity:
          Due in one year or less                   $11,013      $11,134
          Due after one year through five years      34,488       34,906
          Due after five years through ten years        113          115
                                                    --------------------
        Total held to maturity                      $45,614      $46,155
                                                    ====================

        Available for sale:
          Due in one year or less                   $11,328      $11,520
          Due after one year through five years      38,600       39,496
          Due after five years through ten years      1,182        1,184
          Due after ten years                         7,258        7,309
                                                    --------------------
        Total available for sale                    $58,368      $59,509
                                                    ====================

      Gross gains of $952,674, $1,878,716 and $1,065,279 and gross losses $477,334, $328,395, and $457,110 were recorded on securities during the years ended December 31, 2001, 2000, and 1999, respectively. During 2001 and 1999, the Company realized losses of $315,000 and $83,000, respectively, for other than temporary impairments in value.

      Securities with a par value of $12,000,000 and $13,000,000 were pledged as collateral to the Federal Reserve Bank of Boston at December 31, 2001 and 2000, respectively.

4.    MORTGAGE BACKED SECURITIES

      Mortgage backed securities at December 31, 2001 are summarized as follows:


                                                                 December 31, 2001
                                                 -------------------------------------------------
                                                                 Gross         Gross      Estimated
                                                 Amortized    Unrealized    Unrealized       Fair
                                                    Cost         Gains        Losses        Value
                                                 ---------    ----------    ----------    ---------
                                                                   (In Thousands)

        Held to maturity:
          Fannie Mae                             $ 23,927       $  165         $ 89       $ 24,003
          Freddie Mac                              31,470          399          126         31,743
          Ginnie Mae                                7,215           58           49          7,224
          Collateralized Mortgage Obligations      18,395          103          101         18,397
                                                 -------------------------------------------------

        Total held to maturity                     81,007          725          365         81,367
                                                 -------------------------------------------------

        Available for sale:
          Fannie Mae                               35,822        1,029           29         36,822
          Freddie Mac                              18,490          117           54         18,553
          Ginnie Mae                               22,018          113           78         22,053
          Collateralized Mortgage Obligations       9,578          155           11          9,722
                                                 -------------------------------------------------

        Total available for sale                   85,908        1,414          172         87,150
                                                 -------------------------------------------------

        Total Mortgage Backed Securities         $166,915       $2,139         $537       $168,517
                                                 =================================================

      Mortgage backed securities at December 31, 2000 are summarized as follows:


                                                                 December 31, 2000
                                                 -------------------------------------------------
                                                                 Gross         Gross      Estimated
                                                 Amortized    Unrealized    Unrealized       Fair
                                                    Cost         Gains        Losses        Value
                                                 ---------    ----------    ----------    ---------
                                                                   (In Thousands)

        Held to maturity:
          Fannie Mae                              $ 4,555        $123          $ 27        $ 4,651
          Freddie Mac                                 957           1             8            950
          Ginnie Mae                                1,294           2            33          1,263
                                                  ------------------------------------------------

        Total held to maturity                      6,806         126            68          6,864
                                                  ------------------------------------------------

        Available for sale:
          Fannie Mae                               29,174         80            321         28,933
          Freddie Mac                               4,728         45              3          4,770
          Ginnie Mae                                8,610         65             31          8,644
          Collateralized Mortgage Obligations      10,016        217              -         10,233
                                                  ------------------------------------------------

        Total available for sale                   52,528        407            355         52,580
                                                  ------------------------------------------------

        Total Mortgage Backed Securities          $59,334       $533           $423        $59,444
                                                  ================================================


      Collateralized Mortgage Obligations ("CMOs") - CMOs include traunches of AAA investment grade and consist of high quality mortgage obligations.

      Gross gains of $833,147, $15,781 and $11,485 and gross losses of $162,697, $31,365 and $21,352 were recorded on mortgage backed securities during the years ended December 31, 2001, 2000 and 1999, respectively.

5.    LOANS

      Loans consisted of the following amounts as of:


                                              December 31,
                                          --------------------
                                            2001        2000
                                            ----        ----
                                             (In Thousands)

        Residential real estate           $212,751    $264,162
        Commercial and industrial           47,012      37,510
        Commercial real estate              99,425      92,826
        Consumer                            58,084      73,339
                                          --------------------
                                           417,272     467,837

        Unearned premiums and deferred
         loan fees and costs, net              197         128
        Allowance for loan losses           (3,923)     (3,434)
                                          --------------------
                                          $413,546    $464,531
                                          ====================

      The following tables summarize information regarding impaired loans:


                                                                Years Ended
                                                                December 31,
                                                           ----------------------
                                                              2001        2000
                                                              ----        ----
                                                           (Dollars In Thousands)

      Recorded investment in impaired loans, period end      $1,944      $1,440
      Allowance for impaired loans                               70          77


                                                     Years Ended
                                                     December 31,
                                              -------------------------
                                               2001      2000      1999
                                               ----      ----      ----
                                                (Dollars In Thousands)

      Average recorded investment
       in impaired loans                      1,612     1,394     1,408
      Income recorded during the
       period for impaired loans                163        97      168
      Income recorded on cash basis during
       the period for impaired loans            155        92      136

      There were no restructured loans at December 31, 2001 and 2000.

     Nonaccrual loans at December 31, 2001 and 2000 and related interest income are summarized as follows:


                                              Years Ended
                                              December 31,
                                       --------------------------
                                        2001      2000      1999
                                        ----      ----      ----
                                             (In Thousands)

      Amount                           $2,684    $2,308    $2,751
      Interest income that would
       have been recorded under the
       original contract terms            263       191       131

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $97,616,627 and $50,683,129 at, December 31, 2001 and 2000, respectively. Service fee income of $119,605, $119,927, and $134,762 was recorded for the years ended December 31, 2001, 2000, and 1999, respectively.

      Loan Securitization - On June 1, 2001, the Company securitized residential real estate mortgages with a recorded value of approximately $60 million. The Company retained servicing responsibilities and all beneficial interests in the resulting mortgage backed securities. The Company has not committed to sell any of the retained mortgage backed securities before or during the securitization process. The resulting mortgage backed securities in the amount of $19.7 million are included in Mortgage Backed Securities - Available for Sale as of December 31, 2001 in accordance with the provisions of SFAS 115.

      The Company's servicing assets are recorded at fair value at the time the asset is acquired. The fair value is based upon the net present value of future cash flows of the net servicing revenue. Assumptions used in determining fair value include service fee revenue, float revenue, escrow revenue, servicing expense, and estimated life of the underlying loans. The servicing asset is amortized in proportion to the estimated net servicing revenue of the loans. The carrying value of the servicing assets as of December 31, 2001 was $607,717.

      The fair value of the asset is recalculated quarterly to determine possible impairment. The fair value of the servicing assets as of December 31, 2001 was $675,185.

6.    ALLOWANCE FOR LOAN LOSSES

      An analysis of changes in the allowance for loan losses is as follows:



                                       Years Ended December 31,
                                    ------------------------------
                                      2001       2000        1999
                                      ----       ----        ----
                                            (In Thousands)

      Balance, beginning of year    $ 3,434    $ 3,118     $ 2,632
      Provision                       1,630      1,089         843
      Loans charged off              (1,843)    (1,059)       (545)
      Recoveries                        702        286         188
                                    ------------------------------
      Balance, end of year          $ 3,923    $ 3,434     $ 3,118
                                    ==============================

7.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:


                                                         December 31,
                                                     -------------------
                                                       2001        2000
                                                       ----        ----
                                                        (In Thousands)

        Land                                         $ 2,288     $ 1,835
        Buildings                                     10,189      10,399
        Leasehold improvements                           735         742
        Furniture and equipment                        5,027       4,431
                                                     -------------------
        Total                                         18,239      17,407

        Accumulated depreciation and amortization     (4,658)     (5,663)
                                                     -------------------
        Premises and equipment, net                  $13,581     $11,744
                                                     ===================


8.    OTHER REAL ESTATE OWNED

      Other real estate owned of $239,833 and $55,132 was included in Other Assets at December, 31, 2001 and December 31, 2000. No other real estate owned existed at December 31, 1999. During the years ended December 31, 2001, 2000, and 1999, the Company transferred loans, at fair value less costs to dispose, to other real estate owned of $270,051, $235,170 and $0. No loans to facilitate the sale of other real estate owned were made during the years ended December 31, 2001, 2000, and 1999.

9.    DEPOSITS

      Deposit accounts by type and weighted average rates are summarized as follows:


                                        December 31,             December 31,
                                            2001        Rate         2000        Rate
                                        ------------    ----     ------------    ----
                                                   (Dollars In Thousands)

        Demand and Now:
          Now accounts                    $ 38,758      1.69%      $ 34,519      2.37%
          Demand accounts                   48,247         -         38,500         -
        Savings:
          Regular accounts                  42,673      1.05         42,348      1.07
          Money market accounts            127,085      2.02        113,787      3.74

        Time certificates of deposit       380,346      4.56        372,742      5.79
                                          --------                 --------
        Total deposits                    $637,109                 $601,896
                                          ========                 ========

      Time deposits of $100,000 or more totaled approximately $78,651,000 and $70,832,000 at December 31, 2001 and 2000, respectively. Interest expense on such deposits totaled $3,996,419, $3,481,955 and $2,248,906 for the years ended December 31, 2001, 2000 and 1999 respectively. Cash paid for interest was:


                                                  December 31,
                                          -----------------------------
                                           2001       2000       1999
                                           ----       ----       ----
                                                 (In Thousands)

        Deposits                          $24,698    $24,122    $21,053
        Customer Repurchase Agreements        246        320         41
        Federal Home Loan Advances             26        128         50
                                          -----------------------------
        Total                             $24,970    $24,750    $21,144
                                          =============================

      At December 31, 2001, the scheduled maturities of time certificates of deposits are as follows:


                                             Amount      Rate
                                             ------      ----
                                          (Dollars in Thousands)

        Within 1 year                       $282,245     4.44%
        Over 1 year to 3 years                95,357     4.93
        Over 3 years to 5 years                2,744     4.36
                                            --------
        Total certificates of deposits      $380,346     4.56
                                            ========


10.   CUSTOMER REPURCHASE AGREEMENTS

      The following table summarizes information regarding repurchase agreements:



                                                                          Years Ended
                                                                          December 31,
                                                                     ----------------------
                                                                        2001       2000
                                                                        ----       ----
                                                                     (Dollars In Thousands)

        Balance outstanding, end of year                               $ 6,061    $ 7,686
        Maximum amount outstanding at any month end during period        8,222      8,440
        Average amount outstanding during period                         6,527      6,001
        Weighted average interest rate                                    2.74%      5.34%
        Book value of collateral pledged
         end of period                                                  11,000     12,017
        Fair value of collateral pledged
         end of period                                                  11,202     12,006

11.   LINE OF CREDIT

      The Company has a line of credit with the Federal Reserve Bank of Boston to be collateralized by marketable securities. Additionally, the Company has an "Ideal Way" line of credit with the Federal Home Loan Bank for $9,541,000 at December 31, 2001 and 2000. No amounts were outstanding under these lines at December 31, 2001 and 2000.

12.   RETIREMENT PLANS AND EMPLOYEE BENEFITS

      Pension Plan - The Company provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan (the "Plan"). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

      The following table provides information for the Plan at December 31:


                                                           2001      2000      1999
                                                           ----      ----      ----
                                                            (Dollars in Thousands)

        Change in benefit obligation:
          Benefit obligation, beginning of year           $4,920    $4,673    $4,402
          Service cost                                       378       364       342
          Interest                                           381       362       297
          Actuarial (gain) loss                              880      (399)     (282)
          Benefits paid                                     (297)      (80)      (86)
                                                          --------------------------
          Benefit obligation, end of year                 $6,262    $4,920    $4,673
                                                          ==========================

        Change in plan assets:
          Fair value of plan assets, beginning of year    $5,520    $4,563    $3,573
          Actual return (loss) on plan assets               (563)      666       710
          Employer contribution                               18       371       366
          Benefits paid                                     (297)      (80)      (86)
                                                          --------------------------
          Fair value of plan assets, end of year          $4,678    $5,520    $4,563
                                                          ==========================

        Funded status (fair value of plan
         assets less benefit obligation)                  $1,584    $ (600)   $  110
        Unrecognized net actuarial gain                      165     2,137     1,497
        Transition liability                                 150       162       173
                                                          --------------------------
        Accrued benefit cost                              $1,899    $1,699    $1,780
                                                          ==========================

      Net pension cost includes the following components for the years ended December 31:


                                      2001      2000      1999
                                      ----      ----      ----
                                       (Dollars in Thousands)

        Service cost                 $ 378     $ 364     $ 342
        Interest cost                  381       362       297
        Expected return on assets     (444)     (365)     (286)
        Actuarial loss                 (86)      (59)      (31)
        Transition obligation          (12)      (12)      (12)
                                     -------------------------

        Net periodic pension cost     $217     $ 290     $ 310
                                      ========================

      The following actuarial assumptions were used for the years ended December 31:


                                            2001     2000     1999
                                            ----     ----     ----

        Weighted-average assumptions:
          Discount rate                     7.75%    7.75%    7.75%
          Expected return on plan assets    8.00%    8.00%    8.00%
          Rate of compensation increase     5.50%    5.50%    5.50%

      Postretirement Benefits - The Company provides postretirement life insurance benefits to employees based on the employee's salary at time of retirement. The accrual of postretirement benefits other than pension expense is made during the years an employee provides service. The following sets forth the funded status:


                                                 December 31,
                                            ----------------------
                                               2001        2000
                                               ----        ----
                                            (Dollars in Thousands)

        Benefits obligation                   $ 425        $ 440
        Fair value of plan assets                 -            -
                                              ------------------
        Funded status                         $(425)       $(440)
                                              ==================
        Accrued benefit costs                 $(327)       $(270)
                                              ==================

        Weighted-average assumptions:
          Discount rate                         7.0%         7.0%
          Expected return on plan assets        8.0%         8.0%
          Rate of compensation increase         6.0%         6.0%

        Benefit cost                          $  48        $  49
        Benefit paid                             58           38

      Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2001 and 2000, the Company had accrued $1,747,695 and $1,596,731, respectively, relating to these benefits. Amounts charged to expense were $180,000, $190,000 and $155,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      401(k) - Employees are eligible to participate in a 401(k) plan through SBERA. During 2000, the Company began making a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan. The Company's contribution to the plan were $50,494 and $102,933, for the years ended December 31, 2001 and 2000.

13.   REGULATORY CAPITAL

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2001, the most recent notification from The Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2001 and 2000 are also presented in the table.


                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                    ------------------    ----------------    -----------------
                                                     Amount      Ratio     Amount    Ratio     Amount     Ratio
                                                     ------      -----     ------    -----     ------     ----
                                                                       (Dollars in Thousands)

      December 31, 2001:
        Total Capital (to Risk Weighted Assets):
          Consolidated                              $133,838    28.98%    $36,946    8.00%        N/A        -
          Bank                                        75,478    17.14      35,229    8.00     $44,036    10.00%
        Tier I Capital (to Risk Weighted Assets):
          Consolidated                               129,742    28.09      18,475    4.00         N/A        -
          Bank                                        71,382    16.21      17,614    4.00      26,421     6.00
        Tier I Capital (to Average Assets):
          Consolidated                               129,742    17.27      30,050    4.00         N/A        -
          Bank                                        71,382     9.96      28,667    4.00      35,834     5.00


                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                    ------------------    ----------------    -----------------
                                                     Amount      Ratio     Amount    Ratio     Amount     Ratio
                                                     ------      -----     ------    -----     ------     ----
                                                                       (Dollars in Thousands)

      December 31, 2000:
        Total Capital (to Risk Weighted Assets):
          Consolidated                              $ 81,066    17.24%    $37,618    8.00%        N/A        -
          Bank                                        47,873    10.78      35,527    8.00     $44,409    10.00%
        Tier I Capital (to Risk Weighted Assets):
          Consolidated                                76,768    16.33      18,804    4.00         N/A        -
          Bank                                        43,575     9.81      17,768    4.00      26,651     6.00
        Tier I Capital (to Average Assets):
          Consolidated                                76,768    11.51      26,679    4.00         N/A        -
          Bank                                        43,575     6.72      25,937    4.00      32,422     5.00

14.   INCOME TAXES

      Income taxes (benefit) consist of the following:


                              Years Ended
                              December 31,
                      ----------------------------
                       2001       2000       1999
                       ----       ----       ----
                             (In Thousands)

        Federal:
          Current     $ (352)    $3,246     $3,247
          Deferred     2,857        (61)      (349)
                      ----------------------------
        Total          2,505      3,185      2,898
                      ----------------------------

        State:
          Current          7          -          -
          Deferred         -          -          -
                      ----------------------------
        Total              7          -          -
                      ----------------------------

        Total:
          Current       (345)     3,246      3,247
          Deferred     2,857        (61)      (349)
                      ----------------------------
        Total         $2,512     $3,185     $2,898
                      ============================

      Cash paid for income taxes for the years ended December 31, 2001, 2000 and 1999 was $ 200,000, $3,333,000 and $3,041,000, respectively.

      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate is as follows:


                                                 December 31,
                                      ----------------------------------
                                         2001        2000        1999
                                         ----        ----        ----

                                      (In Thousands, except percentages)

      Income before income taxes        $7,529      $9,265      $8,425
      Federal statutory rate                34%         34%         34%
      Provision for income taxes at
       Federal statutory rate           $2,560      $3,150      $2,865
      Officers life insurance              (11)         (7)         (7)
      Tax exempt interest                    9         (10)         (2)
      Dividends received deduction         (30)        (18)          -
      Other                                (16)         70          42
                                        ------------------------------
      Total                             $2,512      $3,185      $2,898
                                        ==============================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                  December 31,
                                                              -------------------
                                                                2001        2000
                                                                ----        ----
                                                                 (In Thousands)

        Deferred tax assets:
          Accrued pension                                     $ 1,257     $ 1,137
          Allowance for loan losses                             1,290       1,126
          Nonaccrual interest                                     160         203
          Other                                                   239          81
                                                              -------------------
        Deferred tax assets                                     2,946       2,547
                                                              -------------------

        Deferred tax liabilities:
          Depreciation expense                                   (192)       (116)
          Loan origination fees                                  (198)       (234)
          Unrealized gain on available for sale securities       (959)       (654)
          REIT Dividend                                        (2,976)          -
          Other                                                  (456)       (217)
                                                              -------------------
        Deferred tax liabilities                               (4,781)     (1,221)
                                                              -------------------
        Net deferred tax (liability) asset                    $(1,835)    $ 1,326
                                                              ===================

      Retained earnings includes accumulated bad debt deductions for tax purposes of approximately $5,832,000 on which no federal income tax has been paid. If this amount, or any portion thereof, is used for purposes other than to absorb the losses for which it was established, the amount so used must be included in gross income for federal income tax purposes for the fiscal year in which used. Because management does not anticipate that this will occur, no such income taxes have been provided.

15.   TRANSACTIONS WITH DIRECTORS AND TRUSTEES

      The Company has had, and expects to have in the future, loans with its directors, trustees, and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:


                                               Years Ended
                                               December 31,
                                      -------------------------------
                                        2001        2000        1999
                                        ----        ----        ----
                                               (In Thousands)

        Balance, beginning of year    $ 3,647     $ 3,589     $ 4,411
        New loans granted                 283         414         642
        Repayments of principal        (2,360)      (356)      (1,464)
                                      -------------------------------
        Balance, end of year          $ 1,570      $ 3,647    $ 3,589
                                      ===============================

16.   COMMITMENTS AND CONTINGENCIES

      In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit with off-balance-sheet risk that are not reflected in the consolidated financial statements. Financial instruments with off-balance-sheet risk involve elements of credit, interest rate, liquidity and market risk.

      Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:


                                            December 31,
                                         ------------------
                                          2001       2000
                                          ----       ----
                                           (In Thousands)

        Commitments to extend credit:
          Unused lines of credit         $57,773    $39,611
          Mortgage commitments             1,315     22,654
          Existing loan agreements         1,696      7,658
          Standby letters of credit        1,073      1,457

      The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

      Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

      The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2007. Certain of the leases provide for renewal periods for up to fifteen years at the discretion of the Company. Rent expense under operating leases was $171,246, $165,620, and $135,447, for the years ended December 31, 2001, 2000, and 1999, respectively.

      Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2001, are as follows:


                      (In Thousands)

        2002               $169
        2003                149
        2004                 84
        2005                 89
        2006                 89
        Thereafter            7
                           ----
                           $587
                           ====

17.   CONCENTRATIONS OF CREDIT RISK

      Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2001 and 2000, the Company's residential and commercial related real estate loans represented 75% and 76% of total loans, respectively. The Company's policy for collateral requires that the amount of the loan may not exceed 95% and 80% of the appraised value of the property for residential and commercial real estate, respectively; at the date the loan is granted. For residential loans, in cases where the loan exceeds the percentage, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Methods and assumptions for valuing the Company's financial instruments are set forth below for financial instruments that have fair values different than their carrying values. Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction costs.

      Cash and Cash Equivalents and Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts of these items are considered to be a reasonable estimate of fair value due to their short-term nature.

      Securities and Mortgage Backed Securities - The estimated fair values for securities and mortgage backed securities, except certain state and municipal securities, are based on quoted market prices or dealer quotations. The estimated fair value of certain state and municipal securities, not readily available through market sources other than dealer quotations, are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

      Federal Home Loan Bank and Other Stock - These investments are carried at cost which approximates fair value.
      Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, net of the applicable portion of the allowance for loan losses, such as commercial and industrial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

      The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

      Estimated fair value for impaired loans is based on recent external appraisals if the loan is collateral dependent. Assumptions regarding credit risk cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

      Management has made estimates of fair value discount rates that it believes to be reasonable.

      Deposits - The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demands deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The estimated fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      Customer Repurchase Agreements and Federal Home Loan Bank Advances - The fair value of these agreements and advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered.

      Commitments to Extend Credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Such differences are not considered significant.

      The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                   2001                      2000
                                          ----------------------    ----------------------
                                          Carrying    Estimated     Carrying    Estimated
                                            Value     Fair Value      Value     Fair Value
                                          --------    ----------    --------    ----------
                                                           (In Thousands)

      ASSETS:
        Cash and cash equivalents         $ 57,035     $ 57,035    $ 32,729    $ 32,729
        Securities:
          Available for sale                74,184       74,184      75,709      75,709
          Held to maturity                  45,614       46,155      39,461      39,739
        Mortgage backed securities:
          Available for sale                87,150       87,150      52,580      52,580
          Held to maturity                  81,007       81,367       6,806       6,864

        Federal Home Loan Bank
         and other stock                     3,634        3,634       3,446       3,446

        Loans - net                        413,546      419,570     464,531     465,435

        Accrued interest and dividends       4,201        4,201       4,172       4,172

      LIABILITIES:
        Deposits                           637,109      641,409     601,896     604,523
        Customer repurchase agreements       6,061        6,061       7,686       7,686
        Accrued interest payable                28           28          59          59

      Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.

19.   SEGMENT INFORMATION

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2001, 2000 and 1999, there is no customer that accounted for more than 10% of the Company's revenue.

20.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The balance sheets of the Company are as follows:


                                          December 31,
                                              2001
                                          ------------
                                         (In Thousands)

      ASSETS:
        Investment in subsidiary              131,317
          TOTAL ASSETS                       $131,317
                                             ========
      LIABILITIES AND EQUITY:
        Equity                                131,317
                                             --------
          TOTAL LIABILITIES AND EQUITY       $131,317
                                             ========

      The statements of income for the Company are as follows:


                                  Years Ended
                                  December 31,
                                  ------------
                                     2001
                                     ----
                                 (In Thousands)

          UNDISTRIBUTED INCOME
           OF SUBSIDIARIES            5,017
                                     ------
          NET INCOME                 $5,017
                                     ======

      The statements of cash flows of the Company are as follows:



                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                               2001
                                                               ----
                                                           (In Thousands)

        OPERATING ACTIVITIES:

          Net income                                          $ 5,017
          Equity in undistributed earnings of subsidary        (5,017)
                                                              -------
          Net cash provided by operating activities                 -
                                                              -------

          NET INCREASE (DECREASE) IN CASH                           -

          CASH BEGINNING OF YEAR                                    -
                                                              -------
          CASH END OF YEAR                                          -
                                                              =======

21.   OTHER NONINTEREST EXPENSE

      Indirect auto lending processing charges, as a component of other noninterest expense, exceed 1% of the aggregate of total interest income and noninterest income, and are not shown separately on the consolidated statements of income. Indirect auto lending processing charges of approximately $719,000, $746,000 and $1,005,000 were recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

22.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                            2001
                                          ----------------------------------------
                                           First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                          -------    -------    -------    -------
                                                       (In Thousands)

      Interest and dividend income        $12,260    $12,016    $11,697    $11,569
      Interest expense                      6,842      6,582      5,989      5,588
                                          ----------------------------------------
      Net interest and dividend income      5,418      5,434      5,708      5,981
                                          ----------------------------------------

      Provision for loan losses               328        272        530        500
      Noninterest income                      385        455        806        870
      Noninterest expense                   3,563      3,935      3,762      4,639
                                          ----------------------------------------

      Income before income taxes            1,912      1,682      2,222      1,712
      Income taxes                            650        572        758        531
                                          ----------------------------------------
      Net income                          $ 1,262    $ 1,110    $ 1,464    $ 1,181
                                          ========================================


                                                            2000
                                          ----------------------------------------
                                           First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                          -------    -------    -------    -------
                                                       (In Thousands)

      Interest and dividend income        $11,014    $11,530    $11,922    $12,253
      Interest expense                      5,568      5,887      6,337      6,743
                                          ----------------------------------------
      Net interest and dividend income      5,446      5,643      5,585      5,510
                                          ----------------------------------------

      Provision for loan losses               525        225        150        189
      Noninterest income                      851        473        395      1,136
      Noninterest expense                   3,258      3,354      3,847      4,226
                                          ----------------------------------------

      Income before income taxes            2,514      2,537      1,983      2,231
      Income taxes                            870        877        677        761
                                          ----------------------------------------
      Net income                          $ 1,644    $ 1,660    $ 1,306    $ 1,470
                                          ========================================