Form 10-K/A
period 2001-12-31
WESTFIELD FINANCIAL INC
filed 2002-04-24
CIK 1157647

Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-K/A

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

Notes to Consolidated Financial Statements                       F-6 - F-29


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

--------------------
*     Less than one percent of the total outstanding shares of common stock.
<F1>  See "Principal Shareholders of Westfield Financial" for definition of
      "beneficial ownership."
<F2>  Based on a total of 10,580,000 shares of Westfield Financial's Common
      Stock outstanding as of December 31, 2001.
<F3>  Includes 13,370 shares held in Westfield Bank's 401(k) plan, 690 shares held in an individual retirement account ("IRA") for the benefit of Mr. Carra's spouse, 830 shares held in an IRA for the benefit of Mr. Carra, and 6,600 shares held jointly with Mr. Carra's spouse.
<F4>  Includes 1,272 shares held in an IRA for the benefit of Mr. Colton's spouse, 671 shares held in an IRA for the benefit of Mr. Colton, and 500 shares held jointly with Mr. Colton's spouse.
<F5>  Includes 2,500 shares held jointly with Mr. Crowley's spouse.
<F6>  Includes 500 shares held by the Thomas J. Howard Revocable trust for which Mr. Howard and his spouse serve as trustees.
<F7>  Includes 20,279 shares held jointly with Mr. Janosco's spouse, and
      12,721 shares held in an IRA for the benefit of Mr. Janosco.
<F8>  Includes 3,000 shares held jointly with Mr. McClure's spouse.
<F9>  Includes 500 shares held jointly with Ms. O'Neil's spouse.
<F10> Includes 2,500 shares held by Mr. Placek's spouse.
<F11> Includes 9,996 shares held jointly with Mr. Pohl's spouse.
<F12> Includes 20,000 shares held jointly with Mr. Williams' spouse, 5,100 shares held in an IRA for the benefit of Mr. Williams, and 5,200 shares held in an IRA for the benefit of Mr. Williams' spouse.
<F13> The figures shown for each of the executive officers named in the table do not include 397,808 shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 2001 to any individual's account and as to which each of the executive officers named in the table share voting powers with the other ESOP participants. The figure shown for all directors and executive officers as a group includes 397,808 as to which members of Westfield




      Financial's Compensation Committee (consisting of Messrs. Lane, Pohl, Thomas C. Sullivan and Williams) may be deemed to have sole investment power, except in limited circumstances, thereby causing each such member to be deemed a beneficial owner of such shares. Each of the members of the Compensation Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Compensation Committee individually. See "Benefit Plans-Employee Stock Ownership Plan".

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

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2002.

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

         Name                               Title                           Date
-------------------------------------------------------------------------------------

/s/ Donald A. Williams           President, Chief Executive            April 23, 2002
-----------------------------    Officer and Director
Donald A. Williams               (Principal Executive Officer)

/s/ Victor J. Carra              Executive Vice President              April 23, 2002
-----------------------------    and Director
Victor J. Carra

/s/ Michael J. Janosco, Jr.      Chief Financial Officer and           April 23, 2002
-----------------------------    Treasurer (Principal Accounting
Michael J. Janosco, Jr.          Officer)

/s/ David C. Colton, Jr.         Director                              April 23, 2002
-----------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.       Director                              April 23, 2002
-----------------------------
Robert T. Crowley, Jr.

/s/ Thomas J. Howard             Director                              April 23, 2002
-----------------------------
Thomas J. Howard

/s/ Harry C. Lane                Director                              April 23, 2002
-----------------------------
Harry C. Lane

/s/ William H. McClure           Director                              April 23, 2002
-----------------------------
William H. McClure




/s/ Mary C. O'Neil               Director                              April 23, 2002
-----------------------------
Mary C. O'Neil

/s/ Richard C. Placek            Director                              April 23, 2002
-----------------------------
Richard C. Placek

                                 Director                              April 23, 2002
-----------------------------
Paul R. Pohl

/s/ Charles E. Sullivan          Director                              April 23, 2002
-----------------------------
Charles E. Sullivan

/s/ Thomas C. Sullivan           Director                              April 23, 2002
-----------------------------
Thomas C. Sullivan

To the Board of Directors and Stockholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
January 28, 2002

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