Form 10-Q
period 2002-03-31
WESTFIELD FINANCIAL INC
filed 2002-05-15
CIK 1157647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                      Commission file number 001-16767

                          Westfield Financial, Inc.
           (Exact name of registrant as specified in its charter)

          Massachusetts                                      73-1627673
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               141 Elm Street, Westfield, Massachusetts 01086
                  (Address of principal executive offices)
                                 (Zip Code)

                               (413) 568-1911
             (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [ ].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                Outstanding at
            Class                               April 23, 2002
            -----                               --------------

            Common                                10,441,160

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2002 and December 31, 2001

         Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2002 and March 31, 2001

         Consolidated Statements of Changes in Equity (Unaudited) - Three Months ended March 31, 2002

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2002 and March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Liquidity and Capital Resources

Item 4.  Quantitative and Qualitative Disclosures about Market Risk

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Reports on Form 8-K

Signatures

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                   (Dollars in Thousands Except Share Data)

                                                         March 31,   December 31,
                                                           2002          2001
                                                         ---------   ------------

ASSETS

Cash and Due From Banks                                  $ 13,591      $ 14,169

Federal Funds Sold                                         13,826        34,267

Interest-Bearing Deposits                                  18,824         8,599
                                                         --------      --------

CASH AND CASH EQUIVALENTS                                  46,241        57,035
                                                         --------      --------

SECURITIES:
Available For Sale-at estimated Fair Value                 90,573        74,184

Held to Maturity-at amortized cost (estimated
 fair value of $ 39,594 in 2002, and $46,040 in 2001)      39,586        45,614

MORTGAGE BACKED SECURITIES:
Available for sale- at estimated fair value                91,071        87,150

Held to maturity- at amortized cost (estimated
 fair value of $ 90,877 in 2002, and  $81,366 in 2001)     91,207        81,007

FEDERAL HOME LOAN BANK OF
 BOSTON AND OTHER STOCK                                     3,933         3,634

LOANS- Net of allowance for loan losses of
 $4,236 in 2002, and $3,923 in 2001                       401,932       413,546

PREMISES AND EQUIPMENT, NET                                13,391        13,581

ACCRUED INTEREST AND DIVIDENDS                              4,202         4,201

OTHER ASSETS                                                2,538         2,780
                                                         --------      --------

TOTAL ASSETS                                             $784,674      $782,732
                                                         ========      ========

LIABILITIES AND EQUITY

LIABILITIES

DEPOSITS :
  Noninterest bearing                                    $ 46,902      $ 48,247
  Interest bearing                                        594,093       588,862
                                                         --------      --------
      Total deposits                                      640,995       637,109
                                                         --------      --------

CUSTOMER REPURCHASE AGREEMENTS                              7,466         6,061

OTHER LIABILITIES                                           7,361         8,245
                                                         --------      --------

TOTAL LIABILITIES                                         655,822       651,415
                                                         --------      --------

EQUITY:

Preferred stock - $.01 par value, 5,000,000
 shares authorized, none outstanding                            -             -
Common stock - $.01 par value, 10,580,000
 shares authorized, 10,441,160 shares issued
 and outstanding                                              106           106
Additional paid-in capital                                 47,411        47,623
Unallocated Common Stock of Employee Stock
 Ownership Plan                                            (2,157)            -
Retained Earnings                                          82,366        81,808
Accumulated other comprehensive income                      1,126         1,780
                                                         --------      --------

      Total equity                                        128,852       131,317
                                                         --------      --------

TOTAL LIABILITIES AND EQUITY                             $784,674      $782,732
                                                         ========      ========

               See notes to Consolidated Financial Statements

                 Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Income - Unaudited
                  (Dollars in Thousands Except Share Data)

                                                              Three Months
                                                            Ended March 31,
                                                           2002         2001
                                                           ----         ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans           $ 5,306      $ 6,769
  Securities and mortgage backed securities                3,494        2,686
  Consumer loans                                           1,143        1,484
  Commercial and industrial loans                            851          855
  Federal funds sold                                         101          216
  Stocks                                                     117          107
  Interest bearing deposits                                   95          143
                                                         -------      -------

      Total interest and dividend income                  11,107       12,260
                                                         -------      -------

INTEREST EXPENSE:
  Deposits                                                 4,969        6,757
  Customer repurchase agreements                              43           85
                                                         -------      -------

      Total interest expense                               5,012        6,842
                                                         -------      -------

      Net interest and dividend income                     6,095        5,418

PROVISION FOR LOAN LOSSES                                    300          328
                                                         -------      -------

      Net interest and dividend income after
       provision for loan losses                           5,795        5,090
                                                         -------      -------

NONINTEREST INCOME:
Service charges and fees                                     379          355
Securities gains (losses), net                              (248)          29
                                                         -------      -------

      Total noninterest income                               131          384
                                                         -------      -------

NONINTEREST EXPENSE:
Salaries and employees benefits                            2,346        1,847
Occupancy                                                    421          358
Computer operations                                          363          312
Stationery, supplies, and postage                            114          134
Other                                                      1,032          911
                                                         -------      -------

      Total noninterest expense                            4,276        3,562
                                                         -------      -------

INCOME BEFORE INCOME TAXES                                 1,650        1,912

INCOME TAXES                                                 563          650
                                                         -------      -------

NET INCOME                                               $ 1,087      $ 1,262
                                                         -------      -------

Basic and diluted earnings per share                     $  0.10          N/A

Average shares outstanding                            10,494,000          N/A

               See notes to Consolidated Financial Statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - UNAUDITED
                           (Dollars in Thousands)

                                                                                       Accumulated
                                              Additional                                  Other
                                     Common    Paid-in      Retained     Unearned     Comprehensive
                                     Stock     Capital      Earnings   Compensation       Income       Total
                                     -----   -----------    --------   ------------   -------------    -----

Balance at January 1, 2002           $106      $47,623      $81,808      $     -          $1,780      $131,317

Comprehensive income:
  Net income                            -            -        1,087            -               -         1,087
  Unrealized losses on securities
   arising during the quarter,
   net of taxes of $364                 -            -            -            -            (706)         (706)
  Reclassification for losses
   included in net income, net
   of taxes $27                         -            -            -            -              52            52
                                                                                                      --------
Comprehensive income                                                                                       433

Purchase of common stock in
 connection with employee
 benefit programs                                                         (2,157)                        (2,157)
Costs associated with stock
 conversion                                       (212)                                                   (212)
Cash dividends declared                 -            -         (529)           -                          (529)

Balance at March 31, 2002            $106      $47,411      $82,366      $(2,157)         $1,126      $128,852
                                     ====      =======      =======      =======          ======      ========

   See the accompanying notes to unaudited consolidated financial statements

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows- Unaudited
                           (Dollars in Thousands)

                                                               Three Months
                                                              Ended March 31,
                                                            2002          2001
                                                            ----          ----

OPERATING ACTIVITIES

Net income                                                $  1,087      $  1,262
Adjustments to reconcile net income to net cash
 provided by operating activities
Provision for loan losses                                      300           328
Valuation adjustment of other real estate owned                (77)            -
Securities (gain/loss)                                         247           (29)
Depreciation of premises and equipment                         263           176
Net amortization of premiums and discounts on
 securities, mortgage backed securities and
 mortgage loans                                                 89           (21)
Deferred income tax provision                               (3,677)          (17)
Changes in assets and liabilities:
  Accrued interest and dividends                               (26)          305
  Other assets                                                 203          (848)
  Other liabilities                                          2,521         2,206
                                                          --------      --------

      Net cash provided by operating activities                930         3,362
                                                          --------      --------

INVESTING ACTIVITIES:

Securities, held to maturity:
  Purchases                                                 (4,996)       (5,061)
  Proceeds from calls,maturities and principal
   collections                                              11,029        11,003
Securities, available for sale:
  Purchases                                                (23,098)       (8,888)
  Proceeds from sales                                          549         4,258
  Proceeds from calls, maturities and principal
   collections                                               5,119         8,504
Mortgage backed securities, held to maturity
  Purchases                                                (18,256)      (27,374)
  Principal collections                                      7,940           964
Mortgage backed securities, available for sale
  Purchases                                                (13,268)       (9,512)
  Proceeds from sales                                            -        14,776
  Principal collections                                      9,101         3,532
Purchase of Federal Home Loan Bank of Boston
 and other stock                                              (299)            -
Loans                                                        9,297        (7,769)
Proceeds from sale of other real estate owned                   37             -
Net purchases of premises and equipment                        (73)         (925)
                                                          --------      --------

      Net cash used in investing activities                (16,918)      (16,492)
                                                          --------      --------

FINANCING ACTIVITIES:

  Increase in deposits                                       3,886        15,892
  Increase in customer repurchase agreements                 1,405           536
  Stock issuance costs                                         (97)            -
                                                          --------      --------

      Net cash provided by financing actvivities             5,194        16,428
                                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                           (10,794)        3,298
CASH AND CASH EQUIVALENTS
  Beginning of period                                       57,035        32,729
                                                          --------      --------

  End of period                                           $ 46,241      $ 36,027
                                                          ========      ========

               See notes to consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                    QUARTER ENDED MARCH 31, 2002 AND 2001

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

In connection with the reorganization, a "Liquidation Account" was established in the amount of $82.1 million which was equal to the net worth of the Mutual Holding Company set forth in its latest consolidated statement of financial condition contained in the reorganization prospectus. The function of the Liquidation Account is to establish a priority on liquidation to the assets of the Company to Eligible Account Holders (as defined in the Plan) who continue to maintain deposits in the Bank after the reorganization. In the unlikely event of a complete liquidation of the Company, and only in such event, each Eligible Account Holder would receive from the Liquidation Account a liquidation distribution based on the their proportionate share of the then remaining qualifying deposits.

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

Employee Stock Ownership Plan - In connection with the reorganization, Westfield Financial, Inc. established an Employee Stock Ownership Plan ("ESOP") for eligible employees. Employees employed with Westfield Financial, Inc. or the Bank who have completed one year of service and have attained age 21 are eligible to participate.

To fund the purchase of 8% of the shares of common stock issued in the reorganization, the ESOP Trust borrowed funds from the Company. The loan to the ESOP Trust will be repaid principally from the Bank's contributions to the ESOP Trust over a period of 30 years and the collateral for the loan is common stock purchased by the ESOP Trust.

Shares purchased by the ESOP are held by a trustee for allocation among participants as the loan is repaid. At March 31, 2002 the ESOP Trust had purchased 152,100 shares of common stock on the open market.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. is a Massachusetts chartered corporation. The Company has a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Depositors Insurance Fund ("DIF"), a corporation formed by the Massachusetts legislature. The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earned by making loans to small and middle-market businesses and to residential property homeowners.

The Bank formed a wholly owned subsidiary, Elm Street Real Estate
Investments Inc., (the "REIT").  The REIT is 99.9% owned by the Bank.

Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp., and the REIT. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

3.    NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS No. 141 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purchases of assessing potential future impairments of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 became effective January 31, 2002. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning December 15, 2001 and interim periods within those fiscal years.

The adoption of these standards did not have any effect on the Company's consolidated financial statements.

4.    EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned. Earnings per share data is presented for the three months ended March 31, 2002 only, as the Company converted to stock form on December 27, 2001; therefore per share information for the first three months of 2001 are not applicable.


ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITON AND RESULTS OF OPERATIONS.

Forward Looking Statements - This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Westfield Financial's critical accounting policies given its current business strategy and asset/liability structure are accounting for the allowance for loan losses, and the securities as either held to maturity or available for sale. In addition to the information disclosed in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and results of Operations.

Securities, including mortgage backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a change in classification would have a direct effect on stockholder's equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. The Company has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. Westfield Financial does not acquire securities or mortgage backed securities for purposes of engaging in trading activities.

Westfield Financial's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgement of management, collection or principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by Westfield Financial. The compensation is paid to an automobile dealer shortly after the loan is originated. Westfield Financial records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the consumer.

Westfield Financial's methodology for assessing the appropriations of the allowance consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriations of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Total assets increased $2.0 million to $784.7 million at March 31, 2002 from $782.7 million at December 31, 2001. Securities increased $24.4 million, or 8.5%, to $312.4 million at March 31, 2002 from $288.0 million at December 31, 2001. Federal funds sold decreased from $34.3 million at December 31, 2001 to $13.9 million at March 31, 2002. This is the result of investing funds raised by the stock offering, which had been held in Federal Funds at December 31, 2001, in securities. Net loans during this period decreased by $11.6 million, or 2.8%, to $401.9 million at March 31, 2002, from $413.5 million at December 31, 2001. This decease is primarily the result of our current residential real estate loan referral program with a third party mortgage company. Commercial and industrial loans increased $9.3 million from $46.0 million at December 31, 2001 to $55.3 million at March 31, 2002.

Asset growth was funded primarily by an increase of $3.9 million in deposits, to $641.0 million at March 31, 2002 from $637.1 million at December 31, 2001. Customer repurchase agreements increased $1.4 million to $7.5 million at March 31, 2002 from $6.1 million at December 31, 2001.
A "Customer Repurchase Agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

Stockholder's equity at March 31, 2002 and December 31, 2001 was $128.9 million and $131.3 million respectively, represented 16.4% and 16.8% of total assets. The change is comprised of net income of $1.1 million for the quarter ended March 31, 2002, a decrease in net unrealized gains on securities available for sale of $665,000 net of income taxes, the recording of the purchase of 152,100 shares of stock for the ESOP amounting to $2.2 million and the declaration by the Board of Directors of a $0.05 per share, or $529,000 cash dividend payable on April 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

General

Net income was $1.1 million for the three months ended March 31, 2002, a decrease of $175,000, or 13.9%, compared with net income of $1.3 million for the three months ended March 31, 2001. The decrease was attributable to net losses of $248,000 from sales and writedowns of securities for the three months ended March 31, 2002 compared to net gains on sale of securities of $29,000 for the same period in 2001. Included in the net loss for the 2002 quarter was the writedown by $304,000 of certain equity securities whose impairment was determined to be other than temporary. Noninterest expense increased $714,000, while federal and state income taxes decreased $87,000 and net interest and dividend income increased $677,000 compared to the prior year.

Interest and Dividend Income

Total interest and dividends decreased $1.2 million, or 9.8%, to $11.1 million compared with $12.3 million for the same period in 2001. Interest and dividends on securities increased $808,000 to $3.5 million from $2.7 million, while interest income on loans decreased $1.0 million.

The average balance of interest earning assets increased $81.0 million, or 12.1%. However the yield on earning assets decreased from 7.30% for the quarter ended March 31, 2001 to 5.90% for the quarter ended March 31, 2002.

Interest Expense

Interest expense decreased $1.8 million, or 26.7%, to $5.0 million for the three months ended March 31, 2002 from $6.8 million for the same period in 2001. The average balance of total interest bearing deposits increased $17.4 million to $589.3 million for the quarter ended March 31, 2002 from $571.8 million for the quarter ended March 31, 2001, while the average cost of deposits decreased 136 basis points to 3.37%. The average balance of customer repurchase agreements decreased $701,000 from $7.2 million for the three months ended March 31, 2001 to $6.5 million for the three months ended March 31, 2002 which resulted in a $42,000 decrease in the interest paid on customer repurchase agreements.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2002 was $6.1 million as compared to $5.4 million for 2001. Net interest rate spread decreased 3 basis points from 2.57% at march 31, 2001 to 2.54% at March 31, 2002.

Provision for Loan Losses

For the three month ended March 31, 2002, Westfield Bank provided $300,000 for loan losses, compared to $328,000 for the same period in 2001. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at March 31, 2002 was $4.2 million as compared to $3.9 million at December 31, 2001.

Commercial real estate and commercial and industrial loans increased $10.1 million or 6.8% for the quarter ending March 31, 2002. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages, which declined by $16.5 million or 7.8% for the quarter ended March 31, 2002. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $58.1 million at December 31, 2001 to $53.2 million at March 31, 2002 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans remained relatively constant at $2.7 million for March 31, 2002 and December 31, 2001.

As a result of the detailed allowance methodology and consideration of the above factors, management determined that an increase in the provision of $300,000 was appropriate.

The allowance for loan losses at the end of March 31, 2002 was 1.04% of total loans compared with 0.94% at the end of 2001. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Noninterest Income

Noninterest income decreased $253,000 to $131,000 for the three months ended March 31, 2002 from $384,000 for the three months ended March 31, 2001. Security losses were $248,000 for the quarter ended March 31, 2002 compared to a net gain of $29,000 for the same period in 2001. The net loss in 2002 included a writedown of $304,000 of certain equity securities whose impairment was determined to be other than temporary.

Noninterest Expense

Noninterest expense for the three months ended was $4.3 million compared with $3.6 million for the same period in 2001. Employee salaries and benefits for the quarter ended March 31, 2002 and 2001 were $2.3 million and $1.8 million, respectively. This increase was primarily the result of the decision by management to accrue monthly for an annual employee bonus which in prior years was determined in December, this amounted to $165,000 for the current quarter. Also contributing to this increase was a rise in employee retirement plan costs amounting to $100,000. The remainder of the increase was the result of normal annual salary increases as well as the opening of two new branches in June of 2001 which required the hiring of additional personnel.

Income Taxes

Income taxes decreased $87,000, or 13.4%, to $563,000 for the three months ended March 31, 2002 compared to $650,000 for the same period in 2001. The effective tax rate for both periods is approximately 34%. The effective tax rate reflects the utilization of Westfield Securities Corp., a qualified Massachusetts securities corporation, and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank as a real estate investment trust.

The following tables set forth the information relating to our average balance and net interest income at and for the three months ending March 21, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms and fees earned when real estate loans were prepaid or refinanced.

                       ANALYSIS OF NET INTEREST INCOME

                        Three Months Ending March 31:

                                                    2002                               2001
                                                             (Dollars in thousands)

                                                   Average   Avg Yield/               Average   Avg Yield/
                                      Interest     Balance      Cost      Interest    Balance      Cost
                                      --------     -------   ----------   --------    -------   ----------

Interest-Earning Assets
-----------------------

Cash equivalents                       $   101     $ 24,231     1.67%     $   216     $ 15,332     5.64%
Investment securities                    3,706      318,085     4.66        2,936      187,423     6.27
Loans                                    7,300      410,661     7.11        9,108      469,176     7.77
                                       --------------------               --------------------
      Total interest-earning assets     11,107     $752,977     5.90       12,260     $671,931     7.30
                                                   ========                           ========

Interest-Bearing Liabilities
----------------------------

NOW accounts                               159     $ 38,363     1.66%         193     $ 33,275     2.32 %
Savings accounts                           110       42,559     1.03          106       42,130     1.01
Money Market accounts                      635      128,104     1.98        1,030      114,624     3.59
Time deposits                            4,065      380,251     4.28        5,428      381,816     5.69
Customer repurchase agreements              43        6,466     2.66           85        7,167     4.74
                                       --------------------               --------------------
      Total interest-bearing
       liabilities                       5,012     $595,743     3.37        6,842     $579,012     4.73
                                                   ========                           ========

Net Interest Income/Interest
 Rate Spread                           $ 6,095                  2.54%     $ 5,418                  2.57%
                                       =======                  ----      =======                  ----

Net Interest Margin                                             3.28%                              3.27%
                                                                ----                               ----

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

      * Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
      * Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
      *     The net change

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                            RATE VOLUME ANALYSIS

        Three Months Ending March 31, 2002 compared to March 31, 2001
                         Increase (decrease) due to:
                           (Dollars in thousands)

Interest-Earning Assets            Volume         Rate           Net
-----------------------            ------         ----           ---

Cash Equivalents                   $   125      $  (240)      $  (115)
Securities                           2,047       (1,277)          770
Loans                               (1,136)        (672)       (1,808)
                                   ----------------------------------

Net Change in Income on
 Interest-Earning Assets             1,036       (2,189)       (1,153)
                                   -------      -------       -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                            30          (64)          (34)
Savings Account                          1            3             4
Money Market Accounts                  121         (516)         (395)
Time Deposits                          (22)      (1,341)       (1,363)
Customer Repurchase Agreements          (8)         (34)          (42)
                                   ----------------------------------

Net Change in Expense on
 Interest-Bearing Liabilities          121       (1,951)       (1,830)
                                   -------      -------       -------

Net Change in Interest Income      $   915      $  (238)      $   677
                                   =======      =======       =======

----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity form the Federal Home Loan Bank at March 31, 2002 was approximately $140.4 million.

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

At March 31, 2002, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $127.6 million, or 27.4% of risk-weighted assets, and 16.2% of average assets. The Company had a risk-based total capital of $132.0 million and a risk-based capital ratio of 28.3%.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the three months ended March 31, 2002 and March 31, 2001.


ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of March 31, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management believes that there have been no significant changes in market risk since December 31, 2001.

Part II - Other Information

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      (d)   Use of Proceeds

      Westfield Financial's Registration Statement on Form S-1 (File No. 333-68550) (the "Registration Statement") was declared effective by the United States Securities and Exchange Commission (the "SEC") on November 9, 2001. 4,972,600 shares of common stock, par value $.01 per share (the "Common Stock"), registered in the Registration Statement and offered in Westfield Financial's Subscription Offering (the "Offering") were sold at a price of $10.00 per share. Westfield Financial also issued 5,607,400 shares or 53% of the outstanding shares of its Common Stock, to Westfield Mutual Holding Company, a Massachusetts mutual holding company. The Offering closed on December 27, 2001 and raised gross proceeds of $49.7 million for Westfield Financial. Keefe, Bruyette & Woods, Inc. served as Sales Agent for the Offering.

      No Offering expenses were paid, either directly or indirectly, to directors or officers of Westfield Financial or their associates, to persons owning ten percent or more of Westfield Financial's Common Stock or to any other affiliates of Westfield Financial.

      The net proceeds of the Offering for Westfield Financial, after deducting the expenses of the Offering (including sales agency commissions and expenses) were $47.7 million. Of such proceeds, $23.8 million were distributed to Westfield Bank, Westfield Financial's wholly owned subsidiary, which will use the proceeds for the following:

      * to increase lending, especially to support the continued growth in its commercial loan portfolio;
      *     to establish or acquire new branches;
      * to finance the acquisition of financial institutions or other businesses related to banking, although no mergers or acquisitions are planned at the present time; and
      *     for general corporate purposes.

      Westfield Financial intends to use the proceeds it has retained from the Offering for the following purposes:

      * to finance the acquisition of financial institutions or other businesses related to banking, although no mergers or acquisitions are planned at the present time;
      *     to pay dividends to stockholders;
      *     repurchase shares of Common Stock issued in the Offering;
      * for a loan issued to the Employee Stock Ownership Plan of Westfield Financial to fund its purchase of shares of the Common Stock of Westfield Financial; and
      *     for general corporate purposes.

      The use of proceeds does not represent a material change from the use of proceeds described in Westfield Financial's prospectus.

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


                                    Westfield Financial, Inc.
                                    (Registrant)


                                    By:  /s/ Donald A. Williams
                                             -------------------------
                                             Donald A. Williams
                                             President/Chief Executive
                                             Officer
                                             (Principal Executive Officer)

                                    By:  /s/ Michael J. Janosco, Jr.
                                             -------------------------
                                             Michael J. Janosco, Jr.
                                             Vice President/Chief Financial
                                             Officer
                                             (Principal Accounting Officer)

                                    May 14, 2001