Form 10-Q
period 2002-06-30
WESTFIELD FINANCIAL INC
filed 2002-08-13
CIK 1157647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  Outstanding at
                Class                             August 7, 2002
                -----                             --------------

            Common Stock                            10,255,510
      $1.00 Par Value Per Share

                              TABLE OF CONTENTS


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc.

         Consolidated Balance Sheets (Unaudited) - June 30, 2002
         and December 31, 2001

         Consolidated Statements of Income (Unaudited) - Three and six months ended June 30, 2002 and June 30, 2001

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Six months ended June 30, 2002

         Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2002 and June 30, 2001

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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                  Westfield Financial Inc. and Subsidiaries
                  Consolidated Balance Sheets -(Unaudited)
                  (Dollars in Thousands Except Share Data)


                                                               June 30,    December 31,
                                                                 2002          2001
                                                               --------    ------------

ASSETS

Cash and due from banks                                        $ 14,972      $ 14,169

Federal funds sold                                               18,817        34,267

Interest-bearing deposits                                        21,964         8,599
                                                               --------      --------

CASH AND CASH EQUIVALENTS                                        55,753        57,035
                                                               --------      --------

SECURITIES :
Available for sale-at estimated fair value                       84,815        74,184

Held to maturity-at amortized cost (estimated fair
 value of $38,147 in 2002, and $ 46,155 in 2001).                37,581        45,614

MORTGAGE BACKED SECURITIES:
Available for sale- at estimated fair value                      82,439        87,150

Held to maturity- at amortized cost (estimated fair
 value of $107,522 in 2002, and $81,367 in 2001).               106,661        81,007

FEDERAL HOME LOAN BANK OF                                         3,933         3,634
BOSTON AND OTHER STOCK

LOANS- Net of allowance for loan losses of $4,319
 in 2002, and $3,923 in 2001                                    400,108       413,546

PREMISES AND EQUIPMENT, NET                                      13,173        13,581

ACCRUED INTEREST AND DIVIDENDS                                    3,885         4,201

OTHER ASSETS                                                      3,068         2,780
                                                               --------      --------
TOTAL ASSETS                                                   $791,416      $782,732
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS :
  Noninterest bearing                                          $ 47,470      $ 48,247
  Interest bearing                                              600,568       588,862
                                                               --------      --------
  Total deposits                                                648,038       637,109
                                                               --------      --------

CUSTOMER REPURCHASE AGREEMENTS                                    7,751         6,061

OTHER LIABILITIES                                                 7,096         8,245
                                                               --------      --------
TOTAL LIABILITIES                                               662,885       651,415
                                                               --------      --------

STOCKHOLDERS' EQUITY :
  Preferred stock - $.01 par value, 5,000,000 shares
   authorized, none outstanding                                       -             -
  Common stock - $.01 par value, 10,580,000 shares
   authorized, 10,396,160, shares issued and
   outstanding, at June 30, 2002.                                   106           106
  Additional paid-in capital                                     47,411        47,623
  Unallocated Common Stock of Employee Stock Ownership Plan      (2,879)            -
  Retained Earnings                                              82,866        81,808
  Accumulated and other comprehensive income                      1,027         1,780
                                                               --------      --------
TOTAL STOCKHOLDERS' EQUITY                                      128,531       131,317
                                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $791,416      $782,732
                                                               ========      ========

See accompanying notes to unaudited consolidated financial statements

                  Westfield Financial Inc. and Subsidiaries
               Consolidated Statements of Income - (Unaudited)
                           (Dollars in Thousands)


                                                       Three Months              Six Months
                                                      Ended June 30,           Ended June 30,
                                                     2002         2001        2002         2001
                                                     ----         ----        ----         ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $    5,183    $ 6,437    $   10,489    $13,207
  Securities and mortgage backed securities            3,417      2,926         6,911      5,611
  Consumer loans                                       1,070      1,436         2,214      2,920
  Commercial and industrial loans                        970        876         1,821      1,732
  Federal funds sold                                      68         72           170        288
  Stocks                                                 166         94           282        201
  Interest bearing deposits                               91        175           185        318
                                                  ----------    -------    ----------    -------

  Total interest and dividend income                  10,965     12,016        22,072     24,277
                                                  ----------    -------    ----------    -------

INTEREST EXPENSE:
  Deposits                                             4,753      6,517         9,722     13,273
  Customer Repurchase Agreements                          58         66           101        151
                                                  ----------    -------    ----------    -------

  Total Interest Expense                               4,811      6,582         9,823     13,424
                                                  ----------    -------    ----------    -------

  Net interest and dividend income                     6,154      5,434        12,249     10,853

PROVISION FOR LOAN LOSSES                                200        272           500        600
                                                  ----------    -------    ----------    -------

      Net interest and dividend income
       after provision for loan losses                 5,954      5,162        11,749     10,253
                                                  ----------    -------    ----------    -------

NONINTEREST INCOME:
Service charges and fees                                 384        314           763        669
Gain (loss) on sales and writedowns
 of securities, net                                     (509)       141          (757)       170
                                                  ----------    -------    ----------    -------

      Total noninterest income                          (125)       455             6        839
                                                  ----------    -------    ----------    -------

NONINTEREST EXPENSE:
Salaries and employee benefits                         2,300      1,925         4,646      3,772
Occupancy                                                459        453           879        811
Computer operations                                      412        439           774        751
Stationery, supplies, and postage                        131        170           245        305
Other                                                    968        948         2,001      1,859
                                                  ----------    -------    ----------    -------

      Total noninterest expense                        4,270      3,935         8,545      7,498
                                                  ----------    -------    ----------    -------

INCOME BEFORE INCOME TAXES                             1,559      1,682         3,210      3,594

INCOME TAXES                                             531        572         1,094      1,222
                                                  ----------    -------    ----------    -------

NET INCOME                                        $    1,028    $ 1,110    $    2,116    $ 2,372
                                                  ==========    =======    ==========    =======

Basic and diluted earnings per share              $     0.10        N/A    $     0.20        N/A

Average shares outstanding                        10,418,907        N/A    10,456,694        N/A

See accompanying notes to unaudited consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                           (Dollars in Thousands)


                                                                                    Unallocated
                                                                                      Stock of        Accumulated
                                                        Additional                    Employee           Other
                                              Common     Paid-in      Retained    Stock Ownership    Comprehensive
                                              Stock      Capital      Earnings          Plan             Income         Total

Balance at January 1, 2002                     $106      $47,623      $81,808         $     -           $ 1,780       $131,317

Comprehensive income:
  Net income                                      -            -        2,116               -                 -          2,116
  Unrealized losses on securities arising
   during the period, net of taxes of $645        -            -            -               -            (1,253)        (1,253)
  Reclassification for losses included
   in net income, net of taxes of $257            -            -            -               -               500            500
                                                                                                                      --------
Comprehensive income                                                                                                     1,363

Purchase of common stock in connection
 with employee stock ownership plan                                                    (2,879)                          (2,879)
Costs associated with stock conversion                      (212)                                                         (212)
Cash dividends declared                           -            -       (1,058)              -                           (1,058)
                                               -------------------------------------------------------------------------------

Balance at June 30, 2002                       $106      $47,411      $82,866         $(2,879)         $ 1,027        $128,531
                                               ====      =======      =======         ========         =======        ========

See accompanying notes to unaudited consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows- (Unaudited)
                           (Dollars in Thousands)


                                                                   Six Months
                                                                 Ended June 30,
                                                                2002        2001
                                                                ----        ----

OPERATING ACTIVITIES:
Net Income                                                    $  2,116    $  2,372
Adjustments to reconcile net income to net
 cash provided by operating activities
Provision for Loan Losses                                          500         600
Valuation adjustment of other real estate owned                    (77)          -
Writedown of securities                                            837           -
Depreciation of premises and equipment                             524         449
Net amortization of premiums and discounts on securities,
 mortgage backed securities and mortgage loans                     349          77
Gain on sale of OREO                                               (62)        (17)
Net realized securities gains                                      (81)       (170)
Deferred income tax provision                                   (1,538)        (86)
Changes in assets and liabilities:
  Accrued interest and dividends                                   316           2
  Other assets                                                    (528)     (1,176)
  Other liabilities                                                133          (5)
                                                              --------    --------
      Net cash provided by operating activities                  2,489       2,046
                                                              --------    --------

INVESTING ACTIVITIES:

Securities, held to maturity:
  Purchases                                                    (10,996)     (6,099)
  Proceeds from calls,maturities and principal collections      19,036      15,019
Securities, available for sale:
  Purchases                                                    (29,226)    (13,257)
  Proceeds from sales                                            2,336       4,325
  Proceeds from calls,maturities and principal collections      14,010      15,162
Mortgage backed securities, held to maturity
  Purchases                                                    (45,384)    (37,740)
  Principal collections                                         17,444       5,948
Mortgage backed securities, available for sale
  Purchases                                                    (20,612)    (11,383)
  Proceeds from sales                                            9,083      14,776
  Principal collections                                         18,458      10,893
Purchase of Federal Home Loan Bank of Boston
 and other stock                                                  (299)       (188)
Net decrease (increase) in loans                                13,001     (17,258)
Proceeds from sale of other real estate owned                      363          89
Net purchases of premises and equipment                           (116)     (2,095)
                                                              --------    --------
      Net cash used in investing activities                    (12,902)    (21,808)
                                                              --------    --------

FINANCING ACTIVITIES:

Net increase in deposits                                        10,929      10,266
Net increase (decrease) in customer repurchase agreements        1,690      (2,700)
Purchase of common stock in connection with
 employee benefit programs                                      (2,879)
Cash dividends declared                                           (529)
Stock issuance costs                                               (80)          -
                                                              --------    --------
      Net cash used in financing actvivities                     9,131       7,566
                                                              --------    --------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS:                                      (1,282)    (12,196)
  Beginning of period                                           57,035      32,729
                                                              --------    --------
  End of period                                               $ 55,753    $ 20,533
                                                              ========    ========


See the accompanying notes to the unadited consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
             QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1. REORGANIZATION AND STOCK OFFERING

On December 27, 2001, the Board of Trustees of Westfield Mutual Holding Company ("Mutual Holding Company") completed a plan of reorganization (the "Plan") whereby the Mutual Holding Company formed a mid-tier stock holding company ("Westfield Financial, Inc." or the "Company") and exchanged 100% of the common stock of Westfield Bank (the "Bank") for a majority interest in Westfield Financial, Inc. Pursuant to the Plan, shares of Westfield Financial, Inc. were offered for subscription by depositors with eligible accounts at the Bank as of specified dates. The Company issued 10,580,000 shares of Common Stock (par value $0.01 per share) at a price of $10.00 per share, of which 47% of these shares, or 4,972,600 shares, were sold to the public, including depositors of the Bank and 53% of these shares, or 5,607,400 shares, were issued to the Mutual Holding Company. Net proceeds from the stock offering totaled $47.7 million. Costs related to the reorganization were charged against the proceeds from the shares sold in the reorganization. Reorganization costs of approximately $2.1 million were incurred.

In connection with the reorganization, a "Liquidation Account" was established in an amount equal to the net worth of the Mutual Holding Company set forth in its latest balance sheet contained in the reorganization prospectus. The function of the Liquidation Account is to establish a priority on liquidation to the assets of the Company to Eligible Account Holders (as defined in the Plan) who continue to maintain deposits in the Bank after the reorganization. In the unlikely event of a complete liquidation of the Company, and only in such event, each Eligible Account Holder would receive from the Liquidation Account a liquidation distribution based on the their proportionate share of the then remaining qualifying deposits.

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

To fund the purchase of up to 8% of the shares of common stock issued in the reorganization, the ESOP Trust borrowed funds from the Company. The loan to the ESOP Trust will be repaid principally from the Bank's contributions to the ESOP Trust over a period of 30 years and the collateral for the loan will be the Company's Common Stock purchased by the ESOP Trust.

Shares purchased by the ESOP are held by a trustee for allocations among participants as the loan is repaid. As of June 30, 2002, the ESOP Trust had purchased 197,100 shares of the Company's Common Stock on the open market. Of the 197,100 shares purchased by the ESOP Trust, 13,260 shares are committed to be released in 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - The Company operates a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Deposit Insurance Fund ("DIF"), a corporation formed by the Massachusetts' legislature. The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners.

The Bank formed a wholly owned subsidiary, Elm Street Real Estate
Investments Inc., (the "REIT") in 1998. The REIT is 99.9% owned by the Bank with the remaining 0.1% owned by other shareholders.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). The adoption of SFAS No. 145 is not expected to have a material effect on the Corporation's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The adoption of SFAS No. 146 is not expected to have a material effect on the Corporation's Consolidated financial statements.

4. EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned. Earnings per share data is presented for the three months and six months ended June 30, 2002 only, as the Company converted to stock form on December 27, 2001; therefore per share information for the first three months and six months of 2001 are not applicable.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - This quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 193, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; the extent and timing of legislative and regulatory reform; and changes in the assumptions used in making such forward-looking statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

Westfield Financial Inc.'s critical accounting policies given its current business strategy and asset/liability structure are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses and the classification of securities as either held to maturity or available for sale.

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

Westfield Financial Inc.'s general policy is to discontinue the accrual of interest on loans when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgement of management, collection or principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by Westfield Financial Inc. The compensation is paid to an automobile dealer shortly after the loan is originated. Westfield Financial Inc.'s records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the consumer.

Westfield Financial Inc.'s methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriations of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial Inc. and other conditions, such as new loan products, credit quality trends (including trended in non-performing loans expected to result from existing condition), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions are believed to have on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Total assets increased $8.7 million to $791.4 million at June 30, 2002 from $782.7 million at December 31, 2001. Securities increased $23.5 million, or 8.2%, to $311.5 million at June 30, 2002 from $288.0 million at December 31, 2001. Federal funds sold decreased from $34.3 million at December 31, 2001 to $18.8 million at June 30, 2002. This is a result of utilizing the funds raised by the stock offering, which had been held in Federal Funds at December 31, 2001, by investing in securities and originating loans. Interest bearing deposits increased $13.4 million from $8.6 million at December 31, 2001 to $22.0 million at June 30, 2002. Total loans during this period decreased by $13.1 million, or 3.1%, to $404.4 million at June 30, 2002, from $417.5 million at December 31, 2001. This decrease is primarily the result of a decrease in residential real estate loans due to the Bank's new loan referral program with a third party mortgage company. Residential real estate loans decreased by $25.7 million, or 12.1%, to $187.0 million at June 30, 2002 from $212.7 million, at December 31, 2001. Net commercial and industrial loans increased $18.4 million, or 39.2%, from $47.0 million at December 31, 2001 to $65.4 million at June 30, 2002. Consumer loans, including indirect auto loans, decreased $8.7 million, or 14.9%, to $49.6 million at June 30,2002 from $58.3 million at December 31, 2001. The decrease in consumer loans was due to Management's decision to continue to curtail the origination of indirect auto loans.

Asset growth was funded primarily by an increase of $10.9 million in deposits, to $648.0 million at June 30, 2002 from $637.1 million at December 31, 2001. Customer repurchase agreements increased $1.7 million to $7.8 million at June 30, 2002 from $6.1 million at December 31, 2001. A "Customer Repurchase Agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

Stockholders' equity at June 30, 2002 and December 31, 2001 was $128.5 million and $131.3 million, respectively, and representing 16.2% and 16.8% of total assets. The decrease in stockholder's equity is comprised of net income of $2.1 million for the six months ended June 30, 2002, offset by a decrease in net unrealized gains on securities available for sale of $753,000, net of income taxes, the recording of the purchase of 197,100 shares of stock for the Company's Employee Stock Ownership Plan totaling $2.9 million and the declaration by the Board of Directors of a $0.05 per share dividend on March 26 and June 28, 2002 totaling $1.1 million.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2002, AND
2001

General

Net income was $1.0 million for the three months ended June 30, 2002 compared to $1.1 million for the same period in 2001. The decrease was attributable to net losses of $509,000 from sales and writedowns of securities for the three months ended June 30, 2002 compared to net gains on sales of securities of $141,000 for the same period in 2001. Included in the net loss for the 2002 quarter was the writedown by $533,000 of certain equity securities whose impairment was determined to be other than temporary. Non-interest expense increased $335,000, while federal and state income taxes decreased $41,000 and net interest and dividend income increased $720,000 compared to the prior year.

Interest and Dividend Income

Total interest and dividend income decreased $1.0 million or, 8.3%, to $11.0 million compared with $12.0 million for the same period in 2001. Interest and dividend income from securities increased $491,000 to $3.4 million from $2.9 million, while interest income on loans decreased $1.5 million.

The decrease in interest income on loans was primarily the result of a $1.2 million decrease in residential real estate loans. This decrease is primarily the result of the securitization of our fixed rate mortgages and our current residential real loan referral program with a third party mortgage company. The increase in interest and dividend income from securities was primarily the result of an increase in the average balance of securities from $214.6 million for the quarter ended June 30, 2001 to $336.4 million for the quarter ended June 30, 2002. This was partially offset by a decrease in average yield from 5.96% to 4.37% for the quarter ended June 30, 2001 and 2002 respectively.

Interest Expense

Interest expense for the three months ended June 30, 2002 decreased $1.8 million from the comparable 2001 period. This was attributable to a decrease in average cost of interest-bearing liabilities of 136 basis points from 4.54% from the three months ended June 20, 2001 to 3.18% for the same period in 2002, partially offset by an increase of $24.6 million in the average balance of total interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2002 was $6.2 million as compared to $5.4 million for 2001. Net interest rate spread, the difference between the average total interest bearing liabilities, increased seven basis points to 2.59% for 2002 period from 2.52% for the prior year comparable period. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, increased five basis points to 3.25% for the three months ended June 30, 2002 from 3.20% for the 2001 period.

Provision for Loan Losses

For the three months ended June 30, 2002, the Bank provided $200,000 for loan losses, compared to $272,000 for the same period in 2001. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at June 30, 2002 was $4.3 million as compared to $3.9 million at December 31, 2001.

Commercial real estate and commercial and industrial loans increased $11.2 million or 7.2% for the quarter ended June 30, 2002. Management considers these types of loans to contain more risk than conventional residential mortgages, which declined by $9.2 million or 4.7% for the quarter ended June 30, 2002. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $53.4 million at March 31, 2002 to $49.6 million at June 30, 2002 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans totaled $2.9 million at June 30, 2002 and $2.7 million at December 31, 2001.

As a result of the detailed allowance methodology and consideration of the above factors, management determined that an increase in the provision for loan losses of $200,000 was appropriate.

The allowance for loan losses at the end of June 30, 2002 was 1.07% of total loans compared with 0.94% at the end of 2001. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Non-Interest Income

Non-interest income decreased $580,000 for the three months ended June 30, 2002, primarily due to writedowns of securities whose impairment was determined to be other than temporary of $533,000, partially offset by securities gains of $24,000. Net losses from sales and writedowns of securities for the three months ended June 30, 2002 were $509,000 as compared to net gains from sales of securities of $141,000 for the quarter ended June 30, 2001.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2002, was $4.3 million compared with $3.9 million for the same period in 2001. Employee salaries and benefits for the quarter ended June 30, 2002 and 2001 were $2.3 million and $1.9 million, respectively. This increase in salaries and benefits expense was primarily the result of a monthly accrual of bonuses to be paid, based on performance criteria, in December 2002, which in the prior year was expensed in December of that year. Also contributing to this increase was a rise in employee retirement costs; the recording of the Company's Employee Stock Ownership Plan expense; and a rise in salary costs as a result of normal annual salary increases, as well as expenses associated with the opening of two branches in 2001, which required the hiring of additional personnel. Professional services expense for the three months ended June 30, 2002 and 2001 was $229,000 and $112,000 respectively, the increase is primarily due to expenses associated with operating as a publicly traded company.

Income Taxes

Income taxes decreased $41,000, or 7.2%, to $531,000 for the three months ended June 30, 2002 compared to $572,000 for the same period in 2001. The effective tax rate for both periods is approximately 34%. The effective tax rate reflects the utilization of Westfield Securities Corp., a qualified Massachusetts securities corporation, and Elm Street Real Estate Investments, Inc., a qualified real estate investment trust.

Elm Street Real Estate Investments, Inc. ("Elm Street"), a subsidiary of the Bank, was established in as a Delaware-chartered real estate investment trust ("REIT"). During 1999, 2000 and 2001, the Bank received dividends from Elm Street. In accordance with the Commonwealth of Massachusetts Tax law, the Bank has claimed a deduction for the dividends received from Elm Street for these years. The positive impact of the REIT dividend received deduction on the Company's 1999, 2000 and 2001 reported net income was approximately $499,000, $506,000 and $607,000, respectively. The additional positive impact on the Company's reported net income for the first six months of 2002 was approximately $198,000.

The Company is aware that several other financial institutions operating in the Commonwealth of Massachusetts with similar real estate investment trust subsidiaries have recently received Notices of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by those institutions. The institutions that received these notices have indicated their intention to appeal the assessments. It is uncertain whether the Company will receive such a notice pertaining to its 1999, 2000 or 2001 tax filings. However, if it does receive such a notice, the Company intends to appeal any such assessment.

The following tables set for the information relating to our average balance and net interest income at and for the three months ending June 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                       Analysis of Net Interest Income
                         Three Months Ended June 30,
                           (Dollars in Thousands)


                                                     2002                                  2001
                                                  Average     Avg Yield/                Average     Avg Yield/
                                      Interest    Balance        Cost       Interest    Balance        Cost
                                      --------    -------     ----------    --------    -------     ----------

Interest-Earning Assets
-----------------------

Short Term Investments                $    68     $ 16,463       1.65%      $    72     $  6,179       4.66%
Investment Securities                   3,674      336,424       4.37         3,195      214,571       5.96
Loans                                   7,223      406,925       7.10         8,749      459,925       7.61
                                      --------------------                  --------------------
Total Interest-Earning Assets         $10,965     $759,812       5.77%      $12,016     $680,675       7.06%
                                      =======     ========                  =======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                          $   171     $ 40,226       1.70%      $   199     $ 35,014       2.27%
Savings Accounts                          116       44,436       1.04           127       42,584       1.19
Money Market Accounts                     655      131,101       2.00           955      119,346       3.20
Time Deposits                           3,811      380,546       4.01         5,235      376,504       5.56
Customer Repurchase
Agreements                                 58        8,544       2.72            66        6,800       3.88
                                      --------------------                  --------------------
Total Interest-Bearing Liabilities    $ 4,811     $604,853       3.18%      $ 6,582     $580,248       4.54%
                                      =======     ========                  =======     ========

Net Interest Income/Interest
Rate Spread                           $ 6,154                    2.59%      $ 5,434                    2.52%
                                      =======                    ----       =======                    ----

Net Interest Margin                                              3.25%                                 3.20%
                                                                 ----                                  ----

The following table shows how changes in interest rates and changes in the volume of interest earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

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

                            RATE/VOLUME ANALYSIS

         Three Months Ended June 30, 2002 compared to June 30, 2001
                         Increase (decrease) due to:
                           (Dollars in thousands)


Interest-Earning Assets           Volume       Rate      Net
-----------------------           ------       ----      ---

Short Term Investments            $   120    $  (124)    $    (4)
Investment Securities               1,814     (1,335)        479
Loans                              (1,008)      (518)     (1,526)
                                  -------    -------     -------

Net Change in Income on
Interest-Earning Assets               926     (1,977)     (1,051)
                                  -------    -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                           30        (58)        (28)
Savings Accounts                        6        (17)        (11)
Money Market Accounts                  94       (394)       (300)
Time Deposits                          56     (1,480)     (1,424)
Customer Repurchase Agreements         17        (25)         (8)
                                  -------    -------     -------

Net Change in Expense on
Interest-Bearing Liabilities          203     (1,974)     (1,771)
                                  -------    -------     -------

Net Change in Interest Income     $   723    $    (3)    $   720
                                  =======    =======     =======

COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

General

Net income of $2.1 million for the six months ended June 30, 2002, a decrease of $256,000 or 10.8%, compared with net income of $2.4 million for the 2001 comparable period. The decrease was primarily the result of net losses from sales and writedowns of securities for the six months ended June 30, 2002 of $757,000 compared to a net gain from sales of securities of $170,000 for the same period in 2001. Included in the net loss of $757,000 for the 2002 quarter was $81,000 in net gains on the sale of securities and a $837,000 writedown of certain equity securities whose impairment was determined to be other than temporary.

Interest and Dividend Income

Total interest and dividend income decreased $2.2 million or 9.1%, to $22.1 million for the six months ended June 30, 2002 compared to $24.3 million for the same period in 2001. Interest and dividends on securities increased $1.3 million to $6.9 million from $5.6 million, while interest income on loans decreased $3.3 million.

The increase in interest and dividend income on securities was the result of $126.2 million increase in the average balance of securities from $201.1 million for the six months ended June 30, 2001 to $327.3 million for the same period in 2002, partially offset by the decrease of 159 basis points in the average yield on securities from 6.10% for the period in 2001 to 4.51% for the same period 2002.

The decrease in interest income on loans was primarily the result of a $2.7 million decrease in interest on residential real estate loans. This was the result of a decrease in total residential real estate loans from $211.4 million at June 30, 2001 to $187.0 million June 30, 2002 due to the securitization of our fixed rate mortgages and our current residential real estate loan referral program with a third party mortgage company.

Interest Expense

Interest expense for the six months ended June 30, 2002 decreased $3.6 million from the comparable 2001 period. This was attributable to a decrease in average cost of interest-bearing liabilities of 136 basis points from 4.63% from the six months ended June 20, 2001 to 3.27% for the same period in 2002, partially offset by an increase of $20.7 million in the average balance of total interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended June 30, 2002 increased $1.4 million, or 12.9% from $10.9 million in 2001 to $12.2 million in 2002. The net interest rate spread, the difference between the average yield on average interest earning assets and the average cost of average total interest bearing liabilities, increased two basis points to 2.57% for 2002 from 2.55% for 2001. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, increased three basis points to 3.27% for 2002 from 3.24% for the prior year comparable period.

Provision for Loan Losses

During the six months ended June 30, 2002, the Bank provided $500,000 for loan losses, compared to $600,000 for the comparable 2001 period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at June 30, 2002 was $4.3 million as compared to $3.6 million at June 30, 2001.

Commercial real estate and commercial and industrial loans increased $25.3 million or 17.8% for the six months ended June 30, 2002. Management considers these types of loans to contain more risk than conventional residential mortgages, which declined by $24.3 million or 11.5% for the six months ended June 30, 2002. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $67.3 million at June 30, 2001 to $49.6 million at June 30, 2002 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans increased $619,000 to $2.9 million at June 30, 2002 from $2.3 million at June 30, 2001. As a result of the detailed allowance methodology and consideration of the above factors, management determined that an increase in the provision for loan losses of $500,000 was appropriate.

The allowance for loan losses at the end of June 30, 2002 was 1.07% of total loans compared with 0.84% at June 30, 2001. The increase in the average ratio reflects the changes in the loan portfolio described above.

Non-Interest Income

Non-interest income includes service fees on deposit accounts, other service charges and net gains and losses on sale and writedowns of securities. Total non-interest income decreased $833,000 to $6,000 for the six months ended June 30, 2002 from $839,000 for the six months ended June 30, 2001. Net loss from sales and writedowns of securities for the six months ended June 30, 2002 were $757,000 as compared to net gains from sales of securities of $170,000 for the six months ended June 30, 2001. Included in the net loss for the 2002 period was a writedown of certain equity securities whose impairment was determined to be other than temporary of $837,000 and a net gain on sales of securities of $81,000.

Non-Interest Expense

Total non-interest expense increased $1.0 million, or 14.0%, to $8.5 million for the six months ended June 30, 2002 compared with $7.5 million for the prior year. Salaries and benefits increased $874,000, or 23.2% to $4.6 million for the six months ended June 30, 2002 compared to $3.8 million for the 2001 period, reflecting normal salary increases and additional staffing costs associated with the hiring and training of additional employees to staff the new Liberty Street, Springfield Branch and Northampton Street, Holyoke Branch which both opened in June 2001. Occupancy expense increased $68,000, or 8.4%, from $811,000 for the six months ended June 30, 2001 to $879,000 for the same period in 2002. This increase was also the result of the opening of two new branches in June 2001.

Income Taxes

Income taxes expense decreased $128,000, or 10.5%, to $1.1 million for the six months ended June 30, 2002. The resulting 34% tax rate in 2002 was the same effective tax rate as the 2001 period. The effective tax rate reflects the utilization of Westfield Securities Corp., a qualified Massachusetts securities corporation, and Elm Street Real Estate Investments, Inc., a qualified real estate investment trust.

Elm Street Real Estate Investments, Inc. ("Elm Street"), a subsidiary of the Bank, was established as a Delaware-chartered real estate investment trust ("REIT"). During 1999, 2000 and 2001, the Bank received dividends from Elm Street. In accordance with the Commonwealth of Massachusetts Tax law, the Bank has claimed a deduction for the dividends received from Elm Street for these years. The positive impact of the REIT dividend received deduction on the Company's 1999, 2000 and 2001 reported net income was approximately $499,000, $506,000 and $607,000, respectively. The additional positive impact on the Company's reported net income for the first six months of 2002 was approximately $198,000.

The Company is aware that several other financial institutions operating in the Commonwealth of Massachusetts with similar real estate investment trust subsidiaries have recently received Notices of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by those institutions. The institutions that received these notices have indicated their intention to appeal the assessments. It is uncertain whether the Company will receive such a notice pertaining to its 1999, 2000 or 2001 tax filings. However, if it does receive such a notice, the Company intends to appeal any such assessment.

The following tables set for the information relating to our average balance and net interest income at and for the six months ending June 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                       Analysis of Net Interest Income
                                          Six Months Ended June 30,
                                            (Dollar in Thousands)


                                                     2002                                  2001
                                                  Average     Avg Yield/                Average     Avg Yield/
                                      Interest    Balance        Cost       Interest    Balance        Cost
                                      --------    -------     ----------    --------    -------     ----------

Interest-Earning Assets
-----------------------

Short Term Investments                $   170     $ 20,326       1.67%      $   288     $ 10,730       5.37%
Investment Securities                   7,378      327,305       4.51         6,130      201,072       6.10
Loans                                  14,524      408,788       7.11        17,859      464,704       7.69
                                      --------------------                  --------------------
Total Interest-Earning Assets         $22,072     $756,419       5.84       $24,277     $676,506       7.18
                                      =======     ========                  =======     ========
Interest-Bearing Liabilities
----------------------------

NOW Accounts                          $   329     $ 39,299       1.67%      $   392     $ 34,149       2.30%
Savings Accounts                          227       43,503       1.04           234       42,359       1.10
Money Market Accounts                   1,290      129,611       1.99         1,984      116,998       3.39
Time Deposits                           7,876      380,399       4.14        10,663      379,146       5.62
Customer Repurchase
 Agreements                               101        7,511       2.69           151        6,983       4.32
                                      --------------------                  --------------------
Total Interest-Bearing Liabilities    $ 9,823     $600,323       3.27       $13,424     $579,635       4.63
                                      =======     ========                  =======     ========

Net Interest Income/Interest
Rate Spread                           $12,249                    2.57%      $10,853                    2.55%
                                      =======                    ----       =======                    ----

Net Interest Margin                                              3.27%                                 3.24%
                                                                 ----                                  ----

The following table shows how changes in interest rates and changes in the volume of interest earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

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

                            RATE/VOLUME ANALYSIS

          Six Months Ended June 30, 2002 compared to June 30, 2001
                         Increase (decrease) due to:
                           (Dollars in thousands)


Interest-Earning Assets           Volume       Rate      Net
-----------------------           ------       ----      ---

Short Term Investments            $   258    $  (376)    $  (118)
Investment Securities               3,848     (2,600)      1,248
Loans                              (2,149)    (1,186)     (3,335)
                                  -------    -------     -------
Net Change in Income on
 Interest-Earning Assets            1,957     (4,162)     (2,205)
                                  -------    -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                           59       (122)        (63)
Savings Accounts                        6        (13)         (7)
Money Market Accounts                 214       (908)       (694)
Time Deposits                          35     (2,822)     (2,787)
Customer Repurchase
 Agreements                            11        (61)        (50)
                                  -------    -------     -------

Net Change in Expense on
 Interest-Bearing Liabilities         325     (3,926)     (3,601)
                                  -------    -------     -------

Net Change in Interest Income      $1,632    $  (236)    $ 1,396
                                  =======    =======     =======

-------------------------------------------------------------------------------

ITEM 3:

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities, and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity form the Federal Home Loan Bank at June 30, 2002 was approximately $130.2 million.

Liquidity management is both a daily and long term function of business management. The measure of a Company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flow, calls of investment securities, and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that the Company has sufficient liquidity to meet its current operating needs.

At June 30, 2002, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $126.8 million, or 27.3% of risk-weighted assets, and 16.1% of average assets. The Company had a risk-based total capital of $131.1 million and a risk-based capital ratio of 28.3%.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the six months ended June 30, 2002 and June 30, 2001.

ITEM 4:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there have been no significant changes in the reported market risks since December 31, 2001 as reported in Item 7A of the Annual Report on Form 10-K.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on July 26, 2002 (the "Meeting"). The annual meeting was initially scheduled for June 28, 2002, but was later adjourned to July 26, 2002. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.    Election of four candidates to the board of directors.

      The number of votes cast with respect to this matter is as follows:

Nominee                     For             Withheld
Robert T. Crowley, Jr.      10,020,317      122,706
Harry C. Lane               10,009,738      133,285
William H. McClure          10,019,617      123,406
Paul R. Pohl                10,019,887      123,136

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

2.    Approval of the Westfield Financial, Inc. 2002 Stock Option Plan.

      The number of votes cast with respect to this matter was as follows:

For            Against      Abstain
---            -------      -------
8,233,766      445,560      179,328

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

3.    Approval of the Westfield Financial, Inc. 2002 Recognition and
Retention Plan.

      The number of votes cast with respect to this matter was as follows:

For            Against      Abstain
---            -------      -------
8,246,363      429,767      182,524

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 5. Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to the Company's Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. These statements are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits - Exhibit 99.1
      (b)  Reports on Form 8K - None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Westfield Financial, Inc.
                                  (Registrant)


                                  By: /s/ Donald A. Williams
                                      ----------------------
                                      Donald A. Williams
                                        President/Chief Executive Officer
                                        (Principal Executive Officer)

                                  By: /s/ Michael J. Janosco Jr.
                                      --------------------------
                                      Michael J. Janosco, Jr.
                                        Vice President/Chief Financial Officer
                                        (Principal Accounting Officer)


August 9, 2002