Form 10-Q
period 2002-09-30
WESTFIELD FINANCIAL INC
filed 2002-11-14
CIK 1157647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  Outstanding at
               Class                             November 1, 2002
               -----                             ----------------

           Common Stock                             10,213,110
      $.01 Par Value Per Share

                              TABLE OF CONTENTS


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - September 30, 2002 and December 31, 2001

         Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Nine months ended September 30, 2002

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2002 and September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets - Unaudited
                           (Dollars in Thousands)


                                                               September 30,    December 31,
                                                                    2002            2001
                                                               -------------    ------------

ASSETS

Cash and due from banks                                          $ 14,135         $ 14,169

Federal funds sold                                                 27,380           34,267

Interest-bearing deposits                                          15,127            8,599
                                                                 -------------------------

CASH AND CASH EQUIVALENTS                                          56,642           57,035
                                                                 -------------------------

SECURITIES :
Available for sale-at estimated fair value                         75,227           74,184

Held to maturity-at amortized cost (estimated fair
 value of $ 37,046 in 2002, and $ 46,155 in 2001).                 36,573           45,614

MORTGAGE BACKED SECURITIES:
Available for sale- at estimated fair value                        84,824           87,150

Held to maturity- at amortized cost (estimated fair
 value of $ 133,169 in 2002, and  $ 81,367 in 2001).              131,416           81,007

FEDERAL HOME LOAN BANK OF                                           3,933            3,634
BOSTON AND OTHER STOCK

LOANS- Net of allowance for loan losses of $4,389
 in 2002, and $3,923 in 2001                                      386,503          413,546

PREMISES AND EQUIPMENT, NET                                        13,033           13,581

ACCRUED INTEREST AND DIVIDENDS                                      4,017            4,201

OTHER ASSETS                                                        3,229            2,780
                                                                 -------------------------

TOTAL ASSETS                                                     $795,397         $782,732
                                                                 =========================

LIABILITIES AND EQUITY

LIABILITIES
DEPOSITS :
  Noninterest bearing                                            $ 49,403         $ 48,247
  Interest bearing                                                603,591          588,862
                                                                 -------------------------
  Total deposits                                                  652,994          637,109
                                                                 -------------------------

CUSTOMER REPURCHASE AGREEMENTS                                      9,928            6,061

OTHER LIABILITIES                                                   6,732            8,245
                                                                 -------------------------

TOTAL LIABILITIES                                                 669,654          651,415
                                                                 -------------------------

EQUITY :
  Preferred stock - $.01 par value, 5,000,000 shares
   authorized, none outstanding                                         -                -
  Common stock - $.01 par value, 10,580,000 shares
   authorized, 10,213,110 shares issued and outstanding               106              106
  Additional paid-in capital                                       47,411           47,623
  Unallocated Common Stock of Employee Stock Ownership Plan        (5,621)               -
  Retained Earnings                                                83,607           81,808
  Accumulated other comprehensive income                              240            1,780
                                                                 -------------------------
      Total equity                                                125,743          131,317
                                                                 -------------------------
TOTAL LIABILITIES AND EQUITY                                     $795,397         $782,732
                                                                 =========================

See accompanying notes to unaudited consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Income - Unaudited
                (Dollars in Thousands except per share data)


                                                      Three Months              Nine Months
                                                   Ended September 30,      Ended September 30,
                                                     2002         2001        2002         2001
                                                     ----         ----        ----         ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $    4,987    $ 5,745    $   15,475    $18,952
  Securities and mortgage backed securities            3,391      3,332        10,302      8,943
  Consumer loans                                       1,000      1,388         3,214      4,308
  Commercial and industrial loans                      1,025        940         2,846      2,671
  Federal funds sold                                     100         54           270        342
  Stocks                                                 155        100           438        301
  Interest bearing deposits                               87        138           272        455
                                                  ----------    -------    ----------    -------

   Total interest and dividend income                 10,745     11,697        32,817     35,972
                                                  ----------    -------    ----------    -------

INTEREST EXPENSE:
  Deposits                                             4,578      5,914        14,300     19,187
  Customer repurchase agreements                          59         49           160        200
  Other borrowings                                         -         26             -         26
                                                  ----------    -------    ----------    -------

  Total interest expense                               4,637      5,989        14,460     19,413
                                                  ----------    -------    ----------    -------

  Net interest and dividend income                     6,108      5,708        18,357     16,559

PROVISION FOR LOAN LOSSES                                234        530           734      1,130
                                                  ----------    -------    ----------    -------

      Net interest and dividend income
       after provision for loan losses                 5,874      5,178        17,623     15,429
                                                  ----------    -------    ----------    -------

NONINTEREST INCOME:
Service charges and fees                                 417        355         1,179      1,024
Gain (loss) on sales and writedowns
 of securities, net                                     (139)       452          (896)       622
                                                  ----------    -------    ----------    -------


      Total noninterest income                           278        807           283      1,646
                                                  ----------    -------    ----------    -------

NONINTEREST EXPENSE:
Salaries and employees benefits                        2,286      1,909         6,932      5,680
Occupancy                                                472        501         1,352      1,311
Computer operations                                      387        360         1,162      1,111
Stationery, supplies, and postage                        127        130           372        435
Other                                                    948        863         2,947      2,722
                                                  ----------    -------    ----------    -------

      Total noninterest expense                        4,220      3,763        12,765     11,259
                                                  ----------    -------    ----------    -------

INCOME BEFORE INCOME TAXES                             1,932      2,222         5,141      5,816

INCOME TAXES                                             661        758         1,755      1,980
                                                  ----------    -------    ----------    -------

NET INCOME                                        $    1,271    $ 1,464    $    3,386    $ 3,836
                                                  ==============================================

Basic and diluted earnings per share              $     0.12        N/A    $     0.33        N/A

Average shares outstanding                        10,298,797        N/A    10,403,483        N/A

See accompanying notes to unaudited consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                           (Dollars in Thousands)


                                                                                   Employee      Accumulated
                                                         Additional                  Stock          Other
                                               Common     Paid-in      Retained    Ownership    Comprehensive
                                               Stock      Capital      Earnings       Plan          Income         Total

Balance at January 1, 2002                      $106      $47,623      $81,808     $     -         $ 1,780       $131,317

Comprehensive income:
  Net income                                       -            -        3,386           -               -          3,386
  Unrealized losses on securities arising
   during the period, net of taxes of $1,098       -            -            -           -          (2,131)        (2,131)
  Reclassification for losses included
   in net income, net of taxes $305                -            -            -           -             591            591
                                                                                                                 --------
Comprehensive income                                                                                                1,846

Purchase of common stock in connection
 with employee benefit programs                    -            -            -      (5,621)              -         (5,621)
Costs associated with stock conversion             -         (212)           -           -               -           (212)
Cash dividends declared                            -            -       (1,587)          -               -         (1,587)
                                                -------------------------------------------------------------------------
Balance at September 30, 2002                   $106      $47,411      $83,607     $(5,621)       $    240       $125,743
                                                =========================================================================

See the accompanying notes to unaudited consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows- (Unaudited)
                           (Dollars in Thousands)


                                                                   Nine Months
                                                                  Ended Sept 30,
                                                                2002         2001
                                                                ----         ----

OPERATING ACTIVITIES:
Net Income                                                    $  3,386     $  3,836
Adjustments to reconcile net income to net
 cash provided by operating activities
Provision for loan losses                                          734        1,130
Valuation adjustment of other real estate owned                    (77)         (30)
Writedown of securities                                          1,251
Depreciation of premises and equipment                             784          780
Net amortization of premiums and discounts on securities,          699           57
 mortgage backed securities and mortgage loans
Gain on sale of OREO                                               (62)           -
Stock dividend received                                              -          (43)
Net realized securities gains                                     (355)        (622)
Deferred income tax benefit provision                           (2,895)           1
Changes in assets and liabilities:
  Accrued interest and dividends                                   184          272
  Other assets                                                     512         (911)
  Other liabilities                                                322          620
                                                              --------     --------
      Net cash provided by operating activities                  4,483        5,090
                                                              --------     --------

INVESTING ACTIVITIES:

Securities, held to maturity:
  Purchases                                                    (13,996)      (7,099)
  Proceeds from calls,maturities and principal collections      23,045       20,909
Securities, available for sale:
  Purchases                                                    (29,316)     (16,692)
  Proceeds from sales                                            4,222        4,854
  Proceeds from calls,maturities and principal collections      20,069       20,167
Mortgage backed securities, held to maturity
  Purchases                                                    (79,510)     (54,638)
  Principal collections                                         28,610        9,791
Mortgage backed securities, available for sale
  Purchases                                                    (44,724)     (23,749)
  Proceeds from sales                                           20,214       48,042
  Principal collections                                         27,372       18,355
Purchase of Federal Home Loan Bank of Boston                      (299)        (188)
 and other stock
Net decrease (increase) in loans                                26,352      (23,794)
Proceeds from sale of other real estate owned                      301           55
Net purchases of premises and equipment                           (236)      (2,660)
                                                              --------     --------
      Net cash used in investing activities                    (17,896)      (6,647)
                                                              --------     --------

FINANCING ACTIVITIES:

Net increase in deposits                                        15,885       23,329
Net increase (decrease) in customer repurchase agreements        3,867       (1,334)
Purchase of common stock in connection with                     (5,621)           -
 employee benefit programs
Cash dividends paid                                             (1,058)           -
Stock issuance costs                                               (53)           -
                                                              --------     --------
      Net cash provided by financing actvivities                13,020       21,995
                                                              --------     --------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS:                                        (393)      20,438
  Beginning of period                                           57,035       32,729
                                                              --------     --------
  End of period                                               $ 56,642     $ 53,167
                                                              ========     ========

See the accompanying notes to the unadited consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

Employee Stock Ownership Plan - In connection with the Reorganization, Westfield Financial, Inc. established an Employee Stock Ownership Plan ("ESOP") for eligible employees. Employees employed with the Mutual Holding Company, Westfield Financial, Inc. or the Bank who have completed one year of service and have attained age 21 are eligible to participate.

To fund the purchase of up to 8% of the shares of common stock issued in the reorganization, the ESOP Trust borrowed funds from the Company. The loan to the ESOP Trust will be repaid principally from the Bank's contributions to the ESOP Trust over a period of 30 years and the collateral for the loan will be the Company's Common Stock purchased by the ESOP Trust.

Shares purchased by the ESOP are held by a trustee for allocations among participants as the loan is repaid. As of September 30, 2002, the ESOP Trust had purchased 380,150 shares of the Company's Common Stock on the open market. Of the 380,150 shares purchased by the ESOP Trust, 13,260 shares are committed to be released in 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - The Company operates a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Deposit Insurance Fund ("DIF"), a corporation formed by the Massachusetts legislature. The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earned by providing loans to small and middle-market businesses and to residential property homeowners.

The Bank formed a wholly owned subsidiary, Elm Street Real Estate
Investments Inc., (the "REIT") in 1998. The REIT is 99.9% owned by the Bank with the remaining 0.1% owned by other shareholders.

Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp., and the REIT. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition as of September 30, 2002, and the results of operations, changes in stockholders' equity, comprehensive income and cash flows for the three-month periods ended September 30, 2002 and 2001. The results of operations for the three-months ended September 30, 2002 are not necessarily indicative of the results of operations for the remainder of the six-month period ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the fair value of financial instruments and the allowance for loan losses.

3.  NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have any effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement addresses the accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for fiscal year 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or thrift Institutions" and FASB Interpretation No. 9, "Applying AFB Opinions No. 16 and 17 "When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer relationship intangible assets of financial institutions. The adoption of SFAS No. 147 on October 1, 2002 is not expected to have an effect on the Company's condensed consolidated financial statements.

4.  EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned. Earnings per share data is presented for the three months and nine months ended September 30, 2002 only, as the Company converted to stock form on December 27, 2001; therefore per share information for the three months and nine months ended September 30, 2001 are not applicable.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements - This quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 193, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; the extent and timing of legislative and regulatory reform; and changes in the assumptions used in making such forward-looking statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions that may be made to any forward looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

Westfield Financial Inc.'s critical accounting policies given its current business strategy and asset/liability structure are accounting for nonperforming loans, the classification and valuation of securities and the allowance for loan losses.

Westfield Financial Inc.'s general policy is to discontinue the accrual of interest on loans when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection or principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest.

Securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity, are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity, are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Gains and losses on sales of available for sale securities are included in non-interest income at the time of sale on a specific identification basis. Securities that have experienced an other-than-temporary decline in value are written down to fair value establishing, a new cost basis. Writedowns of securities are included in non-interest income. Westfield Financial does not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Total assets increased $12.7 million to $795.4 million at September 30, 2002 from $782.7 million at December 31, 2001. Securities increased $40.0 million, or 13.9%, to $328.0 million at September 30, 2002 from $288.0 million at December 31, 2001. The increase in Securities was primarily because of the decrease in total loans discussed later in this paragraph. Federal funds sold decreased from $34.3 million at December 31, 2001 to $27.4 million at September 30, 2002. This is a result of utilizing the funds raised by the stock offering, which had been held in Federal Funds at December 31, 2001, by investing in securities and originating loans. Interest bearing deposits increased $14.7 million from $588.9 million at December 31, 2001 to $603.6 million at September 30, 2002. Total loans during this period decreased by $27.0 million, or 6.5%, to $386.5 million at September 30, 2002, from $413.5 million at December 31, 2001. This decrease is primarily the result of a decrease in residential real estate loans due to the Bank's new loan referral program with a third party mortgage company. Beginning on September 1, 2001, Westfield Bank began referring its residential real estate borrowers to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company. Westfield Bank receives a fee of 65 basis points for each of these loans originated by the third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by the third party mortgage company, whose underwriting standards were similar to those of Westfield Bank. Residential real estate loans decreased by $37.6 million, or 17.7%, to $175.1 million at September 30, 2002 from $212.7 million, at December 31, 2001. Net commercial and industrial loans increased $19.0 million, or 40.0%, from $47.0 million at December 31, 2001 to $66.0 million at September 30, 2002. Consumer loans, including indirect auto loans, decreased $12.3 million, or 21.1%, to $46.0 million at September 30, 2002 from $58.3 million at December 31, 2001. The decrease in consumer loans was due to Management's decision to continue to curtail the origination of indirect auto loans.

Asset growth was funded primarily by an increase of $15.9 million in deposits, to $653.0 million at September 30, 2002 from $637.1 million at December 31, 2001. Customer repurchase agreements increased $3.8 million to $9.9 million at September 30, 2002 from $6.1 million at December 31, 2001. Customer repurchase agreements are agreements by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

Stockholders' equity at September 30, 2002 and December 31, 2001 was $125.7 million and $131.3 million, respectively, and representing 15.8% and 16.8% of total assets. The decrease in stockholder's equity is comprised of net income of $3.4 million for the nine months ended September 30, 2002, offset by a decrease in net unrealized gains on securities available for sale of $1.5 million, net of income taxes, the recording of the purchase of 380,150 shares of stock for the Company's Employee Stock Ownership Plan totaling $5.6 million and the declaration by the Board of Directors of a $0.05 per share dividend on March 26, 2002 and June 28, 2002 and September 24, 2002 totaling $1.6 million.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002, AND 2001

General

Net income was $1.3 million for the three months ended September 30, 2002 compared to $1.5 million for the same period in 2001. The decrease was attributable to net losses of $139,000 from sales and writedowns of securities for the three months ended September 30, 2002 compared to net gains on sales of securities of $452,000 for the same period in 2001. Included in the net loss for the 2002 quarter was the writedown by $414,000 of certain equity securities whose impairment was determined to be other than temporary. Non-interest expense increased $457,000, while federal and state income taxes decreased $97,000 and net interest and dividend income increased $400,000 compared to the prior year.

Interest and Dividend Income

Total interest and dividend income decreased $952,000 or 8.1%, to $10.7 million compared with $11.7 million for the same period in 2001. Interest and dividend income from securities increased $63,000 to $3.6 million, while interest income on loans decreased $1.1 million.

The decrease in interest income on loans was primarily the result of a $34.0 million decrease in the average balance of residential real estate loans. This decrease is primarily the result of our current residential real loan referral program with a third party mortgage company. The increase in interest and dividend income from securities was primarily the result of an increase in the average balance of securities from $243.9 million for the quarter ended September 30, 2001 to $340.9 million for the quarter ended September 30, 2002. This was offset by a decrease in average yield from 5.85% to 4.26% for the quarter ended September 30, 2001 and 2002 respectively.

Interest Expense

Interest expense for the three months ended September 30, 2002 decreased $1.4 million from the comparable 2001 period. This was attributable to a decrease in average cost of interest-bearing liabilities of 113 basis points from 4.16% from the three months ended September 20, 2001 to 3.03% for the same period in 2002, partially offset by an increase of $36.1 million in the average balance of total interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2002 was $6.1 million as compared to $5.7 million for 2001. Net interest rate spread, the difference between the average total interest bearing liabilities, decreased 16 basis points to 2.57% for 2002 period from 2.73% for the prior year comparable period. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased 17 basis points to 3.11% for the three months ended September 30, 2002 from 3.28% for the 2001 period.

Provision for Loan Losses

For the three months ended September 30, 2002, the Bank provided $234,000 for loan losses, compared to $530,000 for the same period in 2001. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at September 30, 2002 was $4.4 million as compared to $3.9 million at December 31, 2001.

Commercial real estate and commercial and industrial loans increased $2.0 million or 1.2% for the quarter ended September 30, 2002. Management considers these types of loans to contain more risk than conventional residential mortgages, which declined by $11.9 million or 6.4% for the quarter ended September 30, 2002. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $49.6 million at June 31, 2002 to $46.0 million at September 30, 2002 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans remained relatively constant totaling $2.4 million at September 30, 2002 versus $2.7 million at December 31, 2001.

As a result of the detailed allowance methodology and consideration of the above factors, management determined that an increase in the provision for loan losses of $234,000 was appropriate.

The allowance for loan losses at the end of September 30, 2002 was 1.12% of total loans compared with 0.94% at the end of 2001. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Non-Interest Income

Non-interest income, which is comprised of service charges and fees, along with gains, losses, and writedowns of securities, decreased $529,000 for the three months ended September 30, 2002, primarily due to writedowns of securities whose impairment was determined to be other than temporary of $414,000, partially offset by securities gains of $275,000. Net losses from sales and writedowns of securities for the three months ended September 30, 2002 were $139,000 as compared to net gains from sales of securities of $452,000 for the quarter ended September 30, 2001.

Non-interest Expense

Noninterest expense for the three month ended September 30, 2002, was $4.2 million compared with $3.8 million for the same period in 2001. Employee salaries and benefits for the quarter ended September 30, 2002 and 2001 were $2.3 million and $1.9 million, respectively. This increase in salaries and benefits expense was primarily the result of a monthly accrual of bonuses to be paid, based on performance criteria, in December 2002, which in the prior year was expensed in December of that year. Also contributing to this increase was a rise in employee retirement costs; the recording of the Company's Employee Stock Ownership Plan expense; and a rise in salary costs as a result of normal annual salary increases, as well as expenses associated with the opening of two branches in 2001, which required the hiring of additional personnel. Professional services expense for the three months ended September 30, 2002 and 2001 was $210,000 and $90,000 respectively, the increase is primarily due to expenses associated with operating as a publicly traded company.

Income Taxes

Income taxes decreased $97,000, or 12.8%, to $661,000 for the three months ended September 30, 2002 compared to $758,000 for the same period in 2001. The effective tax rate for both periods is approximately 34%. The effective tax rate reflects the utilization of Westfield Securities Corp., a qualified Massachusetts securities corporation, and Elm Street Real Estate Investments, Inc., a qualified real estate investment trust.

Elm Street Real Estate Investments, Inc. ("Elm Street"), a subsidiary of the Bank, was established in 1998 as a Delaware-chartered real estate investment trust ("REIT"). During 1999, 2000 and 2001, the Bank received dividends from Elm Street. In accordance with the Commonwealth of Massachusetts Tax law, the Bank has claimed a deduction for the dividends received from Elm Street for these years. The positive impact of the REIT dividend received deduction on the Company's 1999, 2000 and 2001 reported net income was approximately $499,000, $506,000 and $607,000, respectively. The additional positive impact on the Company's reported net income for the first nine months of 2002 was approximately $326,000.

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

The following tables set forth the information relating to our average balance and net interest income at and for the three months ending September 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                             WESTFIELD FINANCIAL

                  for the Three Months Ending September 30,
                           (Dollars in Thousands)


                                                     2002                                 2001

                                                  Average    Avg Yield/                Average    Avg Yield/
                                      Interest    Balance       Cost       Interest    Balance       Cost
                                      --------    -------    ----------    --------    -------    ----------

Interest-Earning Assets
-----------------------

Short Term Investments                $   100     $ 23,844      1.68%      $    54     $  7,033      3.07%
Investment Securities                   3,633      340,892      4.26         3,570      243,924      5.85
Loans                                   7,012      402,594      6.97         8,073      428,395      7.54
                                      -------     --------                 -------     --------
Total Interest-Bearing Assets         $10,745     $767,330      5.60       $11,697     $679,352      6.89
                                      =======     ========                 =======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                              143       41,157      1.39%          206       36,008      2.29%
Savings Accounts                          129       44,361      1.16           112       42,489      1.05
Money Market Accounts                     653      135,690      1.92           981      127,642      3.07
Time Deposits                           3,653      382,196      3.82         4,615      362,083      5.10
Customer Repurchase Agreements
 and Borrowings                            59        9,132      2.58            75        8,261      3.63
                                      -------     --------                 -------     --------
Total Interest-Bearing Liabilities    $ 4,637     $612,536      3.03       $ 5,989     $576,483      4.16
                                      =======     ========                 =======     ========

Net Interest Income/Interest
Rate Spread                           $ 6,108                   2.57%      $ 5,708                   2.73%
                                      =======                   ----       =======                   ----

Net Interest Margin                                             3.11%                                3.28%
                                                                ----                                 ----

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

                             WESTFIELD FINANCIAL
                              VOLUME/RATE TABLE

                         for the Three Months Ending
                  September 30, 2002 vs. September 30, 2001


Interest-Earning Assets           Volume       Rate         Net
-----------------------           ------       ----         ---

Short Term Investments            $  129     $   (83)    $    46
Investment Securities              1,419      (1,356)         63
Loans                               (486)       (575)     (1,061)
                                  ------     -------     -------

Net Change in Income on
Interest-Earning Assets            1,062      (2,014)       (952)
                                  ------     -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                          29         (92)        (63)
Savings Accounts                       5          12          17
Money Market Accounts                 62        (390)       (328)
Time Deposits                        256      (1,218)       (962)
Customer Repurchase Agreements
 and Borrowings                        8         (24)        (16)
                                  ------     -------     -------

Net Change in Expense on
Interest-Bearing Liabilities         360      (1,712)     (1,352)
                                  ------     -------     -------

Net Change in Interest Income     $  702     $  (302)    $   400
                                  ======     =======     =======

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002
AND 2001

General

Net income was $3.4 million for the nine months ended September 30, 2002, a decrease of $450,000, or 11.7%, compared with net income of $3.8 million for the 2001 comparable period. The decrease was primarily the result of net losses from sales and writedowns of securities for the nine months ended September 30, 2002 of $896,000 compared to a net gain from sales of securities of $622,000 for the same period in 2001. Included in the net loss of $896,000 for the 2002 period was $355,000 in net gains on the sale of securities and a $1.3 million writedown of certain equity securities whose impairment was determined to be other than temporary.

Interest and Dividend Income

Total interest and dividend income decreased $3.2 million, or 8.9%, to $32.8 million for the nine months ended September 30, 2002 compared to $36.0 million for the same period in 2001. Interest and dividends on securities increased $1.3 million to $11.0 million from $9.7 million, while interest income on loans decreased $4.4 million.

The increase in interest and dividend income on securities was the result of $116.4 million increase in the average balance of securities from $215.5 million for the nine months ended September 30, 2001 to $331.9 million for the same period in 2002, partially offset by the decrease of 158 basis points in the average yield on securities from 6.00% for the period in 2001 to 4.42% for the same period 2002.

The decrease in interest income on loans was primarily the result of a $3.3 million decrease in interest on residential real estate loans. This was the result of a decrease in average balance of residential real estate loans from $244.2 million at September 30, 2001 to $192.9 million September 30, 2002 due to the securitization of our fixed rate mortgages and our current residential real estate loan referral program with a third party mortgage company.

Interest Expense

Interest expense for the nine months ended September 30, 2002 decreased $5.0 million from the comparable 2001 period. This was attributable to a decrease in average cost of interest-bearing liabilities of 128 basis points from 4.47% from the nine months ended September 20, 2001 to 3.19% for the same period in 2002, partially offset by an increase of $25.9 million in the average balance of total interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended September 30, 2002 increased $1.8 million, or 10.8% from $16.6 million in 2001 to $18.4 million in 2002. The net interest rate spread, the difference between the average yield on average interest earning assets and the average cost of average total interest bearing liabilities, decreased four basis points to 2.57% for 2002 from 2.61% for 2001. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased three basis points to 3.18% for 2002 from 3.21% for the prior year comparable period.

Provision for Loan Losses

During the nine months ended September 30, 2002, the Bank provided $734,000 for loan losses, compared to $1.1 million for the comparable 2001 period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at September 30, 2002 was $4.4 million as compared to $3.8 million at September 30, 2001.

Commercial real estate and commercial and industrial loans increased $23.4 million or 16.0% for the nine months ended September 30, 2002. Management considers these types of loans to contain more risk than conventional residential mortgages, which declined by $37.6 million or 17.7% for the nine months ended September 30, 2002. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $58.3 million at December 31, 2001 to $46.0 million at September 30, 2002 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans decreased $300,000 to $2.4 million at September 30, 2002 from $2.7 million at December 31, 2001. As a result of the detailed allowance methodology and consideration of the above factors, management determined that an increase in the provision for loan losses of $734,000 was appropriate.

The allowance for loan losses at the end of September 30, 2002 was 1.12% of total loans compared with 0.88% at September 30, 2001. The increase in the average ratio reflects the changes in the loan portfolio described above.

Non-Interest Income

Non-interest income includes service fees on deposit accounts, other service charges and net gains and losses on sale and writedowns of securities. Non-interest income decreased $1.4 million to $283,000 for the nine months ended September 30, 2002 from $1.6 million for the nine months ended September 30, 2001. Net loss from sales and writedowns of securities for the nine months ended September 30, 2002 were $896,000 as compared to net gains from sales of securities of $622,000 for the nine months ended September 30, 2001. Included in the net loss for the 2002 period was a writedown of certain equity securities whose impairment was determined to be other than temporary of $1.3 million and a net gain on sales of securities of $355,000.

Non-Interest Expense

Non-interest expense increased $1.5 million, or 13.3%, to $12.8 million for the nine months ended September 30, 2002 compared with $11.3 million for the prior year. Salaries and benefits increased $1.2 million, or 21.0%, to $6.9 million for the nine months ended September 30, 2002 compared to $5.7 million for the 2001 period, reflecting normal salary increases and a monthly accrual of bonuses to be paid, based on performance criteria, in December 2002, which in the prior year was expensed in December of that year. Also contributing to this increase was a rise in employee retirement costs; the recording of the Company's Employee Stock Ownership Plan expense and a rise in salary costs as a result of normal annual salary increases as well as expenses associated with the opening of two branches in June of 2001, which required the hiring of additional personnel.

Income Taxes

Income taxes expense decreased $225,000, or 11.4%, to $1.8 million for the nine months ended September 30, 2002. The resulting 34% tax rate in 2002 was the same effective tax rate as the 2001 period. The effective tax rate reflects the utilization of Westfield Securities Corp., a qualified Massachusetts securities corporation, and Elm Street Real Estate
Investments, Inc., a qualified real estate investment trust.

Elm Street, a subsidiary of the Bank, was established as a Delaware-chartered REIT. During 1999, 2000 and 2001, the Bank received dividends from Elm Street. In accordance with the Commonwealth of Massachusetts Tax law, the Bank has claimed a deduction for the dividends received from Elm Street for these years. The positive impact of the REIT dividend received deduction on the Company's 1999, 2000 and 2001 reported net income was approximately $499,000, $506,000 and $607,000, respectively. The additional positive impact on the Company's reported net income for the first nine months of 2002 was approximately $326,000.

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

The following tables set forth information relating to our average balance and net interest income at and for the nine months ended September 30, 2002 and 2001 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                             WESTFIELD FINANCIAL

                  for the Nine Months Ending September 30,
                           (Dollars in Thousands)


                                                     2002                                 2001

                                                  Average    Avg Yield/                Average    Avg Yield/
                                      Interest    Balance       Cost       Interest    Balance       Cost
                                      --------    -------    ----------    --------    -------    ----------

Interest-Earning Assets
-----------------------

Short Term Investments                $   270     $ 21,511      1.67%      $   342     $  9,484      4.81%
Investment Securities                  11,012      331,884      4.42         9,699      215,513      6.00
Loans                                  21,535      406,701      7.06        25,931      452,468      7.64
                                      -------     --------                 -------     --------
Total Interest-Bearing Assets         $32,817     $760,096      5.76       $35,972     $677,465      7.08
                                      =======     ========                 =======     ========

Interest-Bearing Liabilities
----------------------------


NOW Accounts                              472       39,926      1.58%          599       34,776      2.30%
Savings Accounts                          356       43,792      1.08           345       42,403      1.08
Money Market Accounts                   1,943      131,660      1.97         2,965      120,585      3.28
Time Deposits                          11,529      381,005      4.03        15,278      373,396      5.46
Customer Repurchase Agreements
 and Borrowings                           160        8,057      2.65           226        7,414      4.06
                                      -------     --------                 -------     --------
Total Interest-Bearing Liabilities    $14,460     $604,440      3.19       $19,413     $578,574      4.47
                                      =======     ========                 =======     ========

Net Interest Income/Interest
Rate Spread                           $18,357                   2.57%      $16,559                   2.61%
                                      =======                   ----       =======                   ----

Net Interest Margin                                             3.18%                                3.21%
                                                                ----                                 ----

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


                             WESTFIELD FINANCIAL
                              VOLUME/RATE TABLE

                         for the Nine Months Ending
                  September 30, 2002 vs. September 30, 2001


Interest-Earning Assets           Volume       Rate         Net
-----------------------           ------       ----         ---

Short Term Investments            $  434     $  (506)    $   (72)
Investment Securities              5,237      (3,924)      1,313
Loans                             (2,623)     (1,773)     (4,396)
                                  ------     -------     -------
Net Change in Income on
Interest-Earning Assets            3,048      (6,203)     (3,155)
                                  ------     -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                          89        (216)       (127)
Savings Accounts                      11          (0)         11
Money Market Accounts                272      (1,294)     (1,022)
Time Deposits                        311      (4,060)     (3,749)
Customer Repurchase Agreements
 and Borrowings                       20         (86)        (66)
                                  ------     -------     -------

Net Change in Expense on
Interest-Bearing Liabilities         703      (5,656)     (4,953)
                                  ------     -------     -------

Net Change in Interest Income     $2,345     $  (547)     $ 1,798
                                  ======     =======      =======

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities, and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at September 30, 2002 was approximately $122.5 million.

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

At September 30, 2002, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $123.6 million, or 27.3% of risk-weighted assets, and 15.6% of average assets. The Company had a risk-based total capital of $128.0 million and a risk-based capital ratio of 28.3%.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2002, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2002 and September 30, 2001.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there have been no significant changes in the reported market risks since December 31, 2001 as reported in Item 7A of the Annual Report on Form 10-K.

ITEM 4:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the disclosure controls and procedures as of September 30, 2002 and concluded that the Company's disclosure controls and procedures are functioning as intended to ensure that the information required to be disclosed by the Company is recorded, processed, and reported within the time period specified in the Securities and Exchange Commission rules and forms.

Change in Internal Controls
There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2002.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to the Company's Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. These statements are attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits - Exhibit 99.1
      (b)  Reports on Form 8K - None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Westfield Financial, Inc.
                                  (Registrant)


                                  By: /s/ Donald A. Williams
                                      -------------------------------
                                      Donald A. Williams
                                      President/Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/ Michael J. Janosco, Jr.
                                      ------------------------------------
                                      Michael J. Janosco, Jr.
                                      Vice President/Chief Financial Officer
                                      (Principal Accounting Officer)

CERTIFICATION

I, Donald A. Williams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westfield Financial, Inc., (the "registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  November 14, 2002          By: /s/ Donald A. Williams
                                      -------------------------------
                                      Donald A. Williams
                                      President/Chief Executive Officer
                                      (Principal Executive Officer)

CERTIFICATION

I, Michael J. Janosoco, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westfield Financial, Inc., (the "registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


Date:  November 14, 2002          By: /s/ Michael J. Janosco
                                      -------------------------------
                                      Michael J. Janosco
                                      Vice President/Chief Financial
Officer
                                      (Principal Accounting Officer)