Form 10-K
period 2002-12-31
WESTFIELD FINANCIAL INC
filed 2003-03-31
CIK 1157647

Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]    No [X]

As of March 19, 2002, the registrant had 10,025,450 shares of common stock, $.01 par value, issued and outstanding. Of such shares outstanding, 5,607,400 shares were held by Westfield Mutual Holding Company, the registrant's mutual holding company, and 4,418,050 were held by the public and directors, officers and employees of the registrant.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, was $74,020,250. This figure was based on the closing price as of June 30, 2002 on The American Stock Exchange for a share of the registrant's common stock, which was $15.50 on June 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 2002.

                          WESTFIELD FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2002
                              TABLE OF CONTENTS

ITEM                               PART I                              PAGE

1     BUSINESS                                                           2
2     PROPERTIES                                                        39
3     LEGAL PROCEEDINGS                                                 40
4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               40

                                   PART II

5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS                                               40
6     SELECTED FINANCIAL DATA                                           42
7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                         43
7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        61
8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       61
9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                          62

                                   PART III

10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                62
11    EXECUTIVE COMPENSATION                                            62
12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    62
13    CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                     63
14    CONTROLS AND PROCEDURES                                           63

                                   PART IV

15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   64
      SIGNATURES                                                        65
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER                          68
      CERTIFICATION OF CHIEF FINANCIAL OFFICER                          69

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

      Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.     BUSINESS

      General. Westfield Financial, Inc. ("Westfield Financial," "Company" "us," "our," or "we") is a Massachusetts-chartered stock holding company organized in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a Massachusetts chartered mutual holding company which owns 53% of the outstanding common stock of Westfield Financial. Westfield Financial serves as the bank holding company for Westfield Bank, a Massachusetts chartered stock savings bank. Unless the context otherwise requires, all references herein to Westfield Bank or Westfield Financial include Westfield Financial and Westfield Bank on a consolidated basis. Westfield Financial sold 4,972,600 shares of its common stock to eligible depositors of Westfield Bank. Net proceeds of the stock offering were $47.7 million. The reorganization of Westfield Mutual Holding Company and the related stock offering by Westfield Financial were completed on December 27, 2001. The common stock of Westfield Financial commenced trading on The American Stock Exchange under the symbol "WFD" on December 28, 2001.

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

      Westfield Bank believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service. Westfield Bank operates through 10 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has three free-standing
ATM locations in Agawam, Feeding Hills and Springfield, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in western Massachusetts. In addition, Westfield Bank provides online banking services through its web site.

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

      During the late 1990's, the regional economy in our primary market area, based on economic indicators, such as unemployment rates, vacancy rates and household income trends, strengthened, and residential and commercial real estate values in some areas approached the market values existing before the economic downturn in the late 1980s.

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

      As of December 2002, the unemployment rate of Westfield Bank's primary market area and Massachusetts was 4.9% and 5.5%, respectively, compared to 3.6% and 3.7%, respectively, in December 2001. From July 2001 to July 2002, the median household income in Westfield Bank's market area increased by 3.5% to $54,073 compared to $52,245 as of June 2001. Despite the increase, the median household income in Westfield Bank's market area is below state and national averages.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from 24 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Westfield Bank's most direct competition for deposits has historically come from commercial banks, savings banks, co-operative banks and credit unions. Westfield Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. Historically, Westfield Bank's most direct competition for deposits has come from savings, co-operative and commercial banks. In Westfield Bank's market area, there were approximately ten of the foregoing institutions at December 31, 2002.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of residential real estate loans, home equity loans, commercial real estate loans, commercial and industrial loans and consumer loans.

      At December 31, 2002, Westfield Bank had total loans of $361.4 million, of which $157.9 million were residential mortgage loans and home equity loans. Of this total, 39.6% were adjustable-rate loans and 60.4% were fixed-rate loans. The remainder of its loans at December 31, 2002 consisted of commercial real estate loans, commercial and industrial loans, and consumer loans. Commercial real estate loans outstanding at December 31, 2002 totaled $100.9 million, or 27.92% of total loans. Commercial and industrial loans outstanding at December 31, 2002 totaled $61.5 million, or 17.01% of total loans. Consumer loans outstanding on December 31, 2002 totaled $41.1 million, or 11.37% of total loans.

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


                                                                          At December 31,
                             -----------------------------------------------------------------------------------------------------
                                     2002                  2001                2000                1999               1998
                                -------------------   ------------------  ------------------  -----------------  ------------------
                                      Percent of            Percent of           Percent of          Percent of          Percent of
                              Amount    Total      Amount     Total      Amount    Total      Amount   Total     Amount    Total
                              ------  ----------   ------  ----------    ------   ----------  ------ ----------  ------  ----------

                                                                       (Dollars in thousands)

Real estate loans:
  Residential                $146,664    40.59%   $199,710    47.86%    $250,945   53.64%    $250,625    53.29%  $239,972    57.47%
  Home equity                  11,232     3.11      13,041     3.13       13,217    2.83       14,258     3.03     14,858     3.56
  Commercial                  100,903    27.92      99,425    23.82       92,826   19.84       89,333    18.99     90,026    21.56
                             -----------------------------------------------------------------------------------------------------
    Total real estate loans   258,799    71.62     312,176    74.81      356,988   76.31      354,216    75.31    344,856    82.59
                             -----------------------------------------------------------------------------------------------------

Other loans:
  Commercial and industrial    61,494    17.01      47,012    11.27       37,510    8.02       32,673     6.95     25,353     6.07
  Indirect auto                33,848     9.37      52,129    12.49       66,168   14.14       76,006    16.16     38,799     9.30
  Consumer, other               7,216     2.00       5,955     1.43        7,171    1.53        7,436     1.58      8,524     2.04
                             -----------------------------------------------------------------------------------------------------
    Total other loans         102,558    28.38     105,096    25.19      110,849   23.69      116,115    24.69     72,676    17.41
                             -----------------------------------------------------------------------------------------------------
    Total loans               361,357   100.00%    417,272   100.00%     467,837  100.00%     470,331   100.00%   417,532   100.00%

Less:
  Net deferred loan
   origination costs              123                  197                   128                  231                 184
  Allowance for loan losses    (4,325)              (3,923)               (3,434)              (3,118)             (2,632)
                             --------             --------              --------             --------            --------
  Total loans, net           $357,155             $413,546              $464,531             $467,444            $415,084
                             ========             ========              ========             ========            ========

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2002. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.



                                                            At December 31, 2002
                               -------------------------------------------------------------------------------
                                                                            Commercial
                               Residential                    Commercial        and
                               Real Estate    Home Equity    Real Estate    Industrial    Consumer
                                  Loans          Loans          Loans         Loans        Loans        Totals
                               -------------------------------------------------------------------------------
                                                               (In thousands)

Amounts due:
  Within one year               $ 32,236        $11,232       $ 23,705       $ 40,641      $ 2,864    $110,678
                                ------------------------------------------------------------------------------
  After one year:
    One to three years            16,715              -         21,029          4,487       18,031      60,262
    Three to five years            7,936              -         17,065          8,402       18,058      51,461
    Five to ten years             33,381              -         34,538          4,719        1,478      74,116
    Ten to twenty years           28,696              -          4,058          2,745            -      35,499
    Over twenty years             27,700              -            508            500          633      29,341
                                ------------------------------------------------------------------------------
Total due after one year         114,428              -         77,198         20,853       38,200     250,679
                                ------------------------------------------------------------------------------
Total amount due:                146,664         11,232        100,903         61,494       41,064     361,357
                                ------------------------------------------------------------------------------

Less:
  Net deferred loan origination
   costs                            (210)           175              -              -          158         123
  Allowance for loan losses         (658)           (55)        (1,635)        (1,460)        (517)     (4,325)
                                ------------------------------------------------------------------------------

      Loans, net                $145,796        $11,352       $ 99,268        $60,034      $40,705    $357,155
                                ==============================================================================

      The following table presents, as of December 31, 2002, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2003 and whether such loans have fixed interest rates or adjustable interest rates.


                                    Due After December 31, 2003
                                  ----------------------------------
                                   Fixed      Adjustable     Total
                                   -----      ----------     -----
                                          (In thousands)

Real Estate Loans
  Residential                     $ 95,081      $19,347     $114,428
  Commercial                        10,217       66,981       77,198
                                  ----------------------------------
      Total real estate loans      105,298       86,328      191,626

Other Loans
  Commercial and industrial         18,534        2,319       20,853
  Consumer                          38,200            0       38,200
                                  ----------------------------------
      Total other loans             56,734        2,319       59,053
                                  ----------------------------------

      Total loans                 $162,032      $88,647     $250,679
                                  ==================================

      The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.


                                                   For the Year Ended December 31,
                                                   -------------------------------
                                                    2002        2001        2000
                                                    ----        ----        ----
                                                           (In thousands)

Loans:
  Balance outstanding at beginning of period      $417,272    $467,837    $470,331

Originations:
  Real estate loans:
  Residential                                        7,842      46,625      36,291
  Home Equity                                        2,247      10,853       8,246
  Commercial                                        27,746      20,797      26,676
                                                  --------------------------------
      Total mortgage originations                   37,835      78,275      71,213

Commercial and industrial loans                     47,844      56,778      78,889
Consumer loans                                      13,932      21,358      26,415
                                                  --------------------------------
      Total originations                            99,611     156,411     176,517
Purchases of one-to-four family mortgage loans       4,648      18,553           -
                                                  --------------------------------
                                                   104,259     174,964     176,517
                                                  --------------------------------

Less:
  Principal repayments, unadvanced funds and
   other, net                                      159,577     163,834     178,003
  Loan securitizations                                   -      60,268           -
    Loan charge-offs, net                              532       1,141         773
  Transfers to foreclosed real estate                   65         286         235
                                                  --------------------------------
      Total deductions                             160,174     225,529     179,011
                                                  --------------------------------
Ending balance                                    $361,357    $417,272    $467,837
                                                  ================================

      Residential Mortgage Loans and Originations. Westfield Bank originates mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. Most of its loan originations are generated by referrals from real estate brokers and builders, its marketing efforts and existing and walk-in customers. As of December 31, 2002, loans on one-to-four family residential properties accounted for $146.7 million, or 40.59%, of Westfield Bank's total loan portfolio.

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

      Westfield Bank also originates residential real estate loans on either a fixed-rate or adjustable-rate basis, as consumer demand dictates. The maximum loan-to-value ratios depend on the type of property and the size of the loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. The majority of Westfield Bank's real estate loans are originated with a loan-to-value ratio of 80% or less. Loans originated with loan-to-value ratios in excess of 80% require the borrower to obtain mortgage insurance.

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

      Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payments rises, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with the payment history for these loans. At December 31, 2002, its loan portfolio included $62.63 million in adjustable-rate residential mortgage loans or 17.33% of its total loan portfolio, and $95.27 million in fixed-rate residential real estate loans, or 26.36% of its total loan portfolio.

      Westfield Bank's home equity lines of credit totaled $11.2 million and comprised 3.11% of its total loan portfolio at December 31, 2002. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2002, Westfield Bank's commercial real estate loan portfolio consisted of 426 loans, totaling $100.9 million, or 27.92% of total loans.

      Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Westfield Bank's normal lending area. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and requires a minimum debt coverage ratio of 1.20 times. Its largest commercial real estate loan relationship had an outstanding balance of $4.9 million at December 31, 2002 which was secured by apartment buildings located in western Massachusetts.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $6.6 million in commercial construction loans and commitments at December 31, 2002. Of this amount, approximately $5.6 million were loans made to experienced developers with whom Westfield Bank has an established relationship, $4.1 million of which was to a prominent developer to fund a single construction project in Springfield, Massachusetts.

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

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2002, Westfield Bank's commercial and industrial loan portfolio consisted of 798 loans, totaling $61.5 million or 17.01% of its total loans. Since 1996, commercial and industrial loans have grown $43.2 million, or 236.1% from $18.3 to $61.5 million. In addition, Westfield Bank has added five commercial loan officers and one business development officer since 1997. Westfield Bank may hire additional commercial loan officers on an as needed basis in connection with its potential branch expansion.

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

      Westfield Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans were for industrial and commercial machinery and computer equipment which comprise approximately 3.36% of the total loan portfolio. At December 31, 2002, Westfield Bank's largest commercial and industrial loan relationship was $6.6 million to a company engaged in precision machining and rapid prototype manufacture of metal parts for sale to commercial and governmental customers throughout the United States.

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

      * credit lines tied to deposit accounts to provide overdraft protection; and

      *     unsecured personal loans.

      At December 31, 2002, the consumer loan portfolio totaled $41.1 million or 11.37% of total loans. Westfield Bank's consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Indirect automobile loans currently represent the largest portion of its consumer loan portfolio, totaling $33.8 million, or 9.37% of its total loan portfolio and 82.2% of its consumer loan portfolio, at December 31, 2002.

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

      For the years ended December 31, 2002 and 2001, Westfield Bank originated $10.8 million and $17.5 million of automobile loans, respectively, the majority of which were originated indirectly through the automobile dealers. The majority of automobile loans are secured by used automobiles. The indirect automobile loan portfolio grew substantially in 1999 as the result of aggressive pricing and the addition of several new dealers. Management determined to curtail its indirect lending in fiscal years 2000 through 2002 to allow the portfolio to become more seasoned, but may decide to grow the indirect automobile loan portfolio in the future. Westfield Bank has not sold any of its automobile loans since inception. Westfield Bank anticipates that in the future it may sell a portion of its automobile loans in the secondary market for liquidity purposes and to manage the credit risk of the loan portfolio.

      Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Repossessed collateral relating to consumer loans at December 31, 2002 approximated $88,000. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

      The following generally describes Westfield Bank's current lending procedures. Upon receipt of a completed loan application from a prospective borrower, Westfield Bank must order a credit report and verify other information. If necessary, Westfield Bank obtains additional financial or credit related information. Westfield Bank requires an appraisal for all mortgage loans. Appraisals for mortgage loans are performed by licensed or certified third-party appraisal firms and are reviewed by Westfield Bank's lending department. Appraisals for second mortgages or home equity loans are not required. Rather, a designated employee of Westfield Bank conducts an inspection of the property. Westfield Bank requires title insurance on all mortgage loans and certain other loans. Westfield Bank requires borrowers to obtain hazard insurance. Westfield Bank also requires borrowers to obtain flood insurance, if applicable, prior to closing. In addition, Westfield Bank makes available to borrowers the option to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which it makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums. Beginning on September 1, 2001, Westfield Bank began referring its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company.

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

      The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2002, 2001, and 2000, Westfield Bank had $2.4 million, $2.7 million, and $2.3 million, respectively, of non-accrual loans. If all non-accrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $324,000, $263,000 and $191,000 for the years ended December 31, 2002,
2001, and 2000, respectively.


                                                              At December 31,
                                              --------------------------------------------------
                                               2002       2001       2000       1999      1998
                                               ----       ----       ----       ----      ----
                                                            (Dollars in thousands)

Non-accrual real estate loans:
  Residential                                 $1,323     $1,866     $1,180     $  864     $  262
  Home equity                                     30         14        113          -          -
  Commercial real estate                         374        536        247      1,496        262
                                              --------------------------------------------------
Total non-accrual real estate loans            1,727      2,416      1,540      2,360        524

Other loans:
  Commercial and industrial                      530        183        392         35        137
  Consumer                                       126         85        376        356        177
                                              --------------------------------------------------
Total non-accrual consumer and other loans    $2,383     $2,684     $2,308     $2,751     $  838
                                              ==================================================
Total nonperforming loans                     $2,383     $2,684     $2,308     $2,751     $  838
Foreclosed real estate, net                        -        176          -          -        221
                                              --------------------------------------------------
Total nonperforming assets                    $2,383     $2,860     $2,308     $2,751     $1,059
                                              ==================================================
Nonperforming loans to total loans              0.66%      0.64%      0.49%      0.58%      0.20%
Nonperforming assets to total assets            0.29       0.37       0.33       0.43       0.18

      Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios at or for the dates indicated.


                                                              At December 31,
                                              --------------------------------------------------
                                               2002       2001       2000       1999      1998
                                               ----       ----       ----       ----      ----
                                                            (Dollars in thousands)

Balance at beginning of period                $ 3,923    $  3,434   $  3,118   $  2,632  $  2,791

Charge-offs:
  Residential                                     (36)        (16)       (12)       (19)     (292)
  Commercial real estate                          (29)        (17)       (20)         -        (8)
  Home equity loans                                 -           -          -          -         -
  Commercial and industrial                       (241)       (26)       (42)        (5)     (156)
  Consumer                                        (622)    (1,784)      (985)      (521)     (294)
                                              ---------------------------------------------------
      Total charge-offs                           (928)    (1,843)    (1,059)      (545)     (750)
                                              ---------------------------------------------------

Recoveries:
  Residential                                       17          -          -         30        90
  Commercial real estate                             -          -          -          5        95
  Home equity loans                                  -          -          -          -         9
  Commercial and industrial                         16         14          8         18        57
  Consumer                                         363        688        278        135        47
                                              ---------------------------------------------------
      Total recoveries                             396        702        286        188       298
                                              ---------------------------------------------------

Net charge-offs                                   (532)    (1,141)      (773)      (357)     (452)

Provision for loan losses                          934      1,630      1,089        843       293
                                              ---------------------------------------------------
Balance at end of period                      $  4,325   $  3,923   $  3,434   $  3,118  $  2,632
                                              ===================================================
Total loans receivable(1)                     $361,357   $417,272   $467,837   $470,331  $417,532
                                              ===================================================
Average loans outstanding                     $398,555   $443,652   $464,917   $443,982  $402,851
                                              ===================================================

Allowance for loan losses as a
 percent of total loans
 receivable                                       1.20%      0.94%      0.73%      0.66%     0.63%

Net loans charged off a percent of
 average loans outstanding                        0.13%      0.26%      0.17%      0.08%     0.11%

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

      The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No. 114 and No. 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Westfield Bank portfolios of home equity loans, real estate mortgages, installment and other loans.

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

      In addition, management employs an independent third party to perform an annual review of all of Westfield Bank's commercial and industrial loans with principal balances equal to or greater than $600,000 and commercial real estate loans in excess of $1,000,000. Another objective was to review all watch list loans with aggregate balances greater than $100,000 and all 30 day or longer past due commercial loans with balances in excess of $50,000.

      Westfield Bank's methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass graded loans are designated to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management's judgments of qualitative factors as of the evaluation date. Similarly, by basing the pass graded loan loss factors on loss experience over the prior three years, the methodology is designed to take Westfield Bank's recent loss experience into account.

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

      A summary of the components of the allowance for loan losses is as follows:


                                   December 31, 2002                December 31, 2001               December 31, 2000
                            -----------------------------    ----------------------------    ----------------------------
                             Specific    Formula     Total    Specific    Formula    Total    Specific    Formula    Total
                             --------    -------     -----    --------    -------    -----    --------    -------    -----
                                                                     (In Thousands)


Real estate mortgage
  Residential                  $  -       $  713    $  713      $  -       $  839    $  839   $    -        $  859   $  859
  Commercial                     17        1,618     1,635        32        1,435     1,467       49         1,187    1,236

Commercial and Industrial        53        1,408     1,461        53          946       999       28           551      579

Consumer                          -          516       516         -          618       618        -           760      760
                               --------------------------------------------------------------------------------------------
Total                          $ 70       $4,255    $4,325      $ 85       $3,838    $3,923   $   77        $3,357   $3,434
                               ============================================================================================


                                   December 31, 1999                December 31, 1998
                            -----------------------------    -----------------------------
                             Specific    Formula     Total    Specific    Formula    Total
                             --------    -------     -----    --------    -------    -----

Real estate mortgage
  Residential                  $  -       $  682    $  682      $  -       $  675    $  675
  Commercial                    136        1,057     1,193       124        1,220     1,344

Commercial and Industrial         -          397       397         -          301       301

Consumer                          -          846       846         -          312       312
                               ------------------------------------------------------------
Total                          $136       $2,982    $3,118      $124       $2,508    $2,632
                               ============================================================

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

      For the year ended December 31, 2002, Westfield Bank provided $934,000 to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2002.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.


                                                                      At December 31,
                          ------------------------------------------------------------------------------------------------------
                                        2002                               2001                               2000
                          --------------------------------   --------------------------------   --------------------------------
                                                Percent of                         Percent of                         Percent of
                                      Loan       Loans in                Loan       Loans in                Loan       Loans in
                           Amount   Balances       Each       Amount   Balances       Each       Amount   Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to   of Loan      by      Category to
Loan Category               Loss    Category   Total Loans     Loss    Category   Total Loans     Loss    Category   Total Loans
-------------             ------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  713     157,896      43.70%     $  839     212,751      50.98%     $  859    $264,162      56.47%
  Commercial               1,635     100,903      27.92       1,467      99,425      23.83       1,236      92,826      19.84
  Commercial loans         1,461      61,494      17.01         999      47,012      11.27         579      37,510       8.02
Consumer loans(2)            516      41,064      11.37         618      58,084      13.92         760      73,339      15.67
                          ---------------------------------------------------------------------------------------------------
      Total allowance
       for loan losses    $4,325    $361,357     100.00%     $3,923    $417,272     100.00%     $3,434    $467,837     100.00%
                          ===================================================================================================


                                                    At December 31,
                          -------------------------------------------------------------------
                                        1999                               1998
                          --------------------------------   --------------------------------
                                                Percent of                         Percent of
                                      Loan       Loans in                Loan       Loans in
                           Amount   Balances       Each       Amount   Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to
Loan Category               Loss    Category   Total Loans     Loss    Category   Total Loans
-------------             -------------------------------------------------------------------
                                                 (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  682    $264,883      56.32%     $  675    $254,830      61.03%
  Commercial               1,193      89,333      18.99       1,344      90,026      21.56
Commercial loans             397      32,673       6.95         301      25,353       6.07
Consumer loans(2)            846      83,442      17.74         312      47,323      11.34
                          ----------------------------------------------------------------
      Total allowance
       for loan losses    $3,118    $470,331     100.00%     $2,632    $417,532     100.00%
                          ================================================================

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

      Securities Portfolio Westfield Bank classifies securities as held to maturity or available for sale at the date of purchase. Westfield Bank does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2002, held to maturity securities totaled $205.3 million, or 55% of the total securities portfolio, and available for sale investments totaled $170.3 million, or 45% of Westfield Bank's total securities portfolio. Westfield Bank classifies U.S. Government securities and U.S. Government Agency securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Bank also invests in adjustable rate securities with maturities of up to 15 years. Westfield Bank's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both 30-year securities and seven-year balloon securities. The latter are so named because they mature (i.e. balloon) prior to completing their normal 30-year amortization. The 30-year mortgage backed securities are classified as held to maturity while the seven year balloon securities are classified as available for sale. In addition, Westfield Bank has investments in Federal Home Loan Bank stock and other equity securities.

      The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.


                                                            At December 31,
                                -----------------------------------------------------------------------
                                        2002                     2001                     2000
                                --------------------     --------------------     ---------------------
                                Amortized     Market     Amortized     Market     Amortized      Market
                                Cost          Value        Cost        Value        Cost         Value
                                ---------     ------     ---------     ------     ---------      ------
                                                           (In thousands)

Securities:
  Federal agency obligations     $ 70,525    $ 71,376     $ 56,895    $ 57,380     $ 43,188     $ 43,578
  Corporate debt securities        26,764      27,314       47,087      48,284       62,352       62,126
                                 -----------------------------------------------------------------------
Total securities                   97,289      98,690      103,982     105,664      105,540      105,704
                                 -----------------------------------------------------------------------

Mortgage-backed and mortgage-
 related securities:
  Ginnie Mae                       39,682      40,323       29,233      29,277        9,904        9,907
  Fannie Mae                       99,231     100,944       59,749      60,825       33,729       33,584
  Freddie Mac                      88,918      90,302       49,960      50,296        5,685        5,720
  Collateralized mortgage
   obligations                     20,153      20,396       27,973      28,119       10,016       10,233
                                 -----------------------------------------------------------------------
Total mortgage-backed and
 mortgage-related securities      247,984     251,965      166,915     168,517        59,334      59,444
                                 -----------------------------------------------------------------------

Marketable equity securities       28,432      27,734       14,320      14,675         8,063       9,744
                                 -----------------------------------------------------------------------

      Total securities           $373,705    $378,389     $285,217    $288,856     $ 172,937    $174,892
                                 =======================================================================
</TABLE

      Mortgage-Backed Securities and Mortgage-Related Securities. The following table sets forth the amortized cost and fair value of Westfield Bank's mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity at the dates indicated.


                                                                          At December 31,
                                --------------------------------------------------------------------------------------------------
                                              2002                              2001                              2000
                                -------------------------------   -------------------------------   ------------------------------
                                Amortized   Percent of   Market   Amortized   Percent of   Market   Amortized   Percent of  Market
                                   Cost       Total       Value      Cost       Total       Value      Cost       Total      Value
                                --------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities available
 for sale:

  Ginnie Mae                     $ 25,762     10.39%     $ 26,200  $ 22,018     13.19%     $ 22,053  $ 8,610      14.51%    $ 8,644
  Fannie Mae                       22,182      8.95        22,879    35,822     21.46        36,822   29,174      49.17      28,933
  Freddie Mac                      29,930     12.07        30,481    18,490     11.08        18,553    4,728       7.97       4,770
  Collateralized mortgage
   obligations                     10,771      4.34        10,908     9,578      5.74         9,722   10,016      16.88      10,233
                                 --------------------------------------------------------------------------------------------------
Total mortgage-backed and
 mortgage related securities
 available for sale                88,645     35.75        90,468    85,908     51.47        87,150   52,528      88.53      52,580

Mortgage-back and mortgage
 related securities held
 to maturity:

  Ginnie Mae                       13,920      5.61        14,123     7,215      4.32         7,224    1,294       2.18       1,263
  Fannie Mae                       77,049     31.07        78,065    23,927     14.34        24,003    4,555       7.68       4,651
  Freddie Mac                      58,988     23.79        59,821    31,470     18.85        31,743      957       1.61         950
  Collateralized mortgage
   obligations                      9,382      3.78         9,488    18,395     11.02        18,397        -          -           -
                                 --------------------------------------------------------------------------------------------------
Total mortgage-backed and
 mortgage related securities
 held to maturity                 159,339     64.25       161,497    81,007     48.53        81,367    6,806      11.47       6,864
                                 --------------------------------------------------------------------------------------------------
Total mortgage-backed and
 mortgage related securities     $247,984    100.00%     $251,965  $166,915    100.00%     $168,517  $59,334     100.00%    $59,444
                                 ==================================================================================================

      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2002 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.


                                          More than One Year   More than Five Years
                      One Year or Less    Through Five Years     Through Ten Years  More than Ten Years        Total Securities
                     -------------------  -------------------  -------------------- -------------------  ---------------------------
                                Weighted             Weighted             Weighted             Weighted                    Weighted
                     Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Market  Average
                        Cost     Yield       Cost     Yield       Cost     Yield       Cost     Yield       Cost    Value    Yield
                     --------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Securities available
 for sale:
Federal agency
 securities           $ 3,505    4.80%     $24,297    4.11%     $    --      --%    $  4,332    2.74%    $ 32,134   $ 32,596  3.93%
Corporate debt
 securities            12,992    5.97        3,981    6.71           --      --        2,222    2.66       19,195     19,512  5.74
                      -------              -------              -------             --------             --------   --------
  Total securities     16,497    5.72       28,278    4.48           --      --        6,554    2.71       51,329     52,108  4.61
                      -------              -------              -------             --------             --------   --------

Mortgage-backed
 securities available
 for sale:
Ginnie Mae                 --      --           --      --           --      --       25,762    4.46       25,762     26,200  4.46
Fannie Mae                 40    6.00           --      --          354    6.22       21,788    5.09       22,182     22,879  5.09
Freddie Mac                --      --        1,174    5.03           --      --       28,756    4.54       29,930     30,481  4.56
Collateralized
 mortgage
 obligations               --      --           --      --           --      --       10,771    4.95       10,771     10,908  4.95
                      -------              -------              -------             --------             --------   --------
  Total mortgage-back
   securities              40    6.00        1,174    5.03          354    6.22       87,077    4.70       88,645     90,468  4.71
                      -------              -------              -------             --------             --------   --------
Total                 $16,537    5.72      $29,452    4.50      $   354    6.22     $ 93,631    4.56     $139,974   $142,576  4.67
                      =======              =======              =======             ========             ========   ========

Securities held to
 maturity:
Federal agency
 securities             1,000    6.80       37,391    3.60           --      --           --      --       38,391     38,780  3.68
Other debt securities   2,492    7.14        4,997    6.84           80    5.47           --      --        7,569      7,802  6.92
                      -------              -------              -------             --------             --------   --------
  Total investment
   securities           3,492    7.04       42,388    3.98           80    5.47           --      --       45,960     46,582  4.22
                      -------              -------              -------             --------             --------   --------

Mortgage-backed
 securities held
 to maturity:
Ginnie Mae                 --      --           46    8.01          644    5.61       13,230    4.82       13,920     14,123  4.87
Fannie Mae                 --      --          172    7.50       12,208    4.94       64,669    5.00       77,049     78,065  5.00
Freddie Mac                --      --          447    4.05       10,128    5.11       48,413    4.99       58,988     59,821  5.00
Collateralized
 mortgage
 obligations               --      --           --      --           --      --        9,382    5.91        9,382      9,488  5.91
                      -------              -------              -------             --------             --------   --------
  Total mortgage-
   backed securities       --      --          665    5.22       22,980    5.03      135,694    5.04      159,339    161,497  5.04
                      -------              -------              -------             --------             --------   --------
Total                 $ 3,492    7.04%     $43,053    4.00%     $23,060    5.03%    $135,694    5.04%    $205,299   $208,079  4.86%
                      =======              =======              =======             ========             ========   ========

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

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 42.8% of total deposits on December 31, 2002 and 40.3% on December 31, 2001. At December 31, 2002 and December 31, 2001, time deposits with remaining terms to maturity of less than one year amounted to $265.8 million and $282.2 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2002, 2001, 2000.

      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.


                                                                         At December 31,
                                  ---------------------------------------------------------------------------------------------
                                               2002                            2001                            2000
                                  ---------------------------------------------------------------------------------------------
                                                       Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                   Amount    Percent    Rates      Amount    Percent    Rates      Amount    Percent    Rates
                                  ---------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Demand deposits (1)               $ 54,736     8.34%     0.00%    $ 48,247     7.57%     0.00%    $ 38,500     6.40%     0.00%
NOW deposits                        41,907     6.39      1.07       38,758     6.08      1.69       34,519     5.73      2.37
Regular accounts                    44,876     6.84      1.05       42,673     6.70      1.05       42,348     7.04      1.07
Money market accounts              139,543    21.27      1.49      127,085    19.95      2.02      113,787    18.90      3.74
                                  -----------------               -----------------               -----------------
    Total non-certificated
     accounts                      281,062    42.84      1.32      256,763    40.30      1.43      229,154    38.07      2.41
                                  -----------------               -----------------               -----------------

Time certificates of deposit
  Due within 1 year                265,760    40.51      3.33      282,245    44.30      4.44      281,461    46.76      5.76
  Over 1 year through 3 years       98,418    15.00      3.91       95,357    14.97      4.93       90,740    15.08      5.94
  Over 3 years                      10,825     1.65      4.28        2,744     0.43      4.36          541     0.09      5.58
                                  -----------------               -----------------               -----------------
    Total certificated accounts    375,003    57.16      3.51      380,346    59.70%     4.56      372,742    61.93      5.79
                                  -----------------               -----------------               -----------------

Total                             $656,065   100.00%     2.57%    $637,109   100.00%     3.30%    $601,896   100.00%     4.51%
                                  =================               =================               =================

<F1>  Includes mortgagor's escrow payments.

      C.D. Maturities. At December 31, 2002, Westfield Bank had $80.6 million in time certificates of deposits with balances of $100,000 and over maturing as follows:


                                                                    Weighted
                                                                    Average
           Maturity Period                        Amount             Rate
----------------------------------------------------------------------------
                                          (Dollars in thousands)

Three months or less                             $27,520             3.41%
Over three months through six months              11,731             3.42
Over six months through twelve months             19,070             3.54
Over twelve months                                22,257             4.10
                                                 -------
      Total                                      $80,578             3.63%
                                                 =======

      C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.


                                                 At December 31, 2002
                   -------------------------------------------------------------------------------
                                                  Period to Maturity
                   -------------------------------------------------------------------------------
                   Less than    One to Two       Two to       More than                 Percent of
                   One Year        Years      Three Years    Three Years     Total         Total
                   -------------------------------------------------------------------------------
                                                (Dollars in thousands)

2.00% and under    $ 23,086      $     -        $     -        $     -      $ 23,086         6%
2.01% to 3.00%       96,584        9,180          1,069              -       106,833        28
3.01% to 4.00%       87,451       29,493         11,447          2,689       131,080        35
4.01% to 5.00%       33,666       21,527         14,794          8,136        78,123        21
5.01% and over       24,973       10,908              -              -        35,881        10
                   ---------------------------------------------------------------------------
      Total        $265,760      $71,108        $27,310        $10,825      $375,003       100%
                   ===========================================================================

      Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank are available as an additional source of funds to finance Westfield Bank's lending and investing activities. Westfield Bank traditionally has not relied upon borrowings from the Federal Home Loan Bank. However, in 2002, Westfield Bank borrowed $15.0 million from the Federal Home Loan Bank to take advantage of the current yield curve.

      Westfield Bank offers retail repurchase agreements to commercial customers and higher balance retail customers. These agreements are direct obligations of Westfield Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Westfield Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2002, such repurchase agreement borrowings totaled $8.7 million.

Personnel

      As of December 31, 2002, Westfield Bank had 130 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

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

      Massachusetts legislation was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received form Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation includes a retroactive effective date that reaches back to 2002 and prior years. Accordingly, the Company recorded an additional liability for prior years taxes, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from a REIT of approximately $2.9 million in the first quarter of 2003.

      The Company is reviewing the retroactive effect of the legislation with its legal advisors and intends to defend vigorously its position that the deductibility of dividends received from Elm Street was fully compliant with Massachusetts law at the time.

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

      Examination and Enforcement. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 1 8-month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action."

Federal Banking Regulation

      Capital Requirements. FDIC regulations require BIF-insured banks, such as Westfield Bank to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital.

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

      The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. Westfield Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2002.

      Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended (FDIA), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if

      (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;

      (2) the state in which the bank is chartered permitted such investments as of September 30, 1991; and

      (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity ecurities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

      Westfield Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Westfield Bank' Tier 1 capital or the maximum permissible amount specified by the Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

      Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

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

      The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

      Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and
(3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "- Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Westfield Bank.

      Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Westfield Bank. The rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund
(SAIF).

      Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Westfield Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

      Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

      Community Reinvestment Act. Under the Community Reinvestment Act
(CRA), any insured depository institution, including Westfield Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Westfield Bank received a "satisfactory" rating on its last CRA exam in December 1999.

      Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

      In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

Federal Reserve System

      Under Federal Reserve Board regulations, Westfield Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.3 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $48.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. Westfield Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Westfield Bank's interest-earning assets.

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

Acquisition of Westfield Financial or Westfield Bank

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Westfield Financial's common stock will be required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Westfield Financial. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Westfield Financial and Westfield Bank, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control," within the meaning of the Bank Holding Company Act, of Westfield Financial. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of Westfield Financial.

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

Other Federal Regulation

USA PATRIOT Act

      In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Westfield Bank is in compliance with the FDIC's anti-money laundering regulations.

      * Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. On July 23, 2002, the FDIC and the other federal bank regulators jointly issued proposed rules to implement
            Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

      * Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering.

      * Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      * an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors.

      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      * requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

     * expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      * a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      * mandatory disclosure by analysts of potential conflicts of interest; and

      *     a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Law

      Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2.    PROPERTIES

Properties

      Westfield Bank currently conducts its business through its 10 banking offices and two off-site ATMs. As of December 31, 2002, the properties and leasehold improvements owned by us had an aggregate net book value of $12.9 million.


                                                    Year of Lease
                                                     or License        Deposits as of
      Location          Ownership    Year Opened     Expiration      December 31, 2002
--------------------------------------------------------------------------------------
                                                                       (In thousands)

Main Office:

141 Elm St
Westfield, MA             Owned          1964           N/A               $219,748

Branch Offices:

206 Park St
W. Springfield, MA        Owned          1957           N/A                123,838

655 Main St.
Agawam, MA                Owned          1968           N/A                137,439

26 Arnold St.
Westfield, MA             Owned          1976           N/A                  3,087

300 Southampton Rd.
Westfield, MA             Owned          1987           N/A                 46,861

462 College Highway
Southwick, MA             Owned          1990           N/A                 36,648

382 N. Main St.
E. Longmeadow, MA         Leased         1997          2007(1)              53,461

1341 Main St.
Springfield, MA           Leased         1999          2003(2)              19,728

1642 Northampton St.
Holyoke, MA               Owned          2001           N/A                  9,107

1342 Liberty St.
Springfield, MA           Owned          2001           N/A                  6,148

ATMs:

337 N. Westfield St.
Feeding Hills, MA         Owned          1988           N/A                    N/A

830 Suffield St.
Agawam, MA                Leased         1997          2002                    N/A

516 Carew St.
Springfield, MA           Leased         2002           N/A                    N/A

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      Our common stock is listed on The American Stock Exchange under the symbol "WFD." Westfield Mutual Holding Company owns 5,607,400 shares, or 53% of our outstanding common stock. At December 31, 2002, there were 10,154,150 shares of common stock issued and outstanding, and there were approximately 2,566 holders of record.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange.


                                                 Price Range     Dividends
                                               --------------    ---------
For the Fiscal Year Ended December 31, 2002    High      Low
                                               ----      ---

Fourth Quarter ended December 31, 2002         15.90    14.34          -
Third Quarter ended September 30, 2002         15.98    12.99       0.05
Second Quarter ended June 30, 2002             16.23    14.46       0.05
First Quarter ended March 31, 2002             14.89    13.00       0.05


                                                 Price Range     Dividends
                                               --------------    ---------
For the Fiscal Year Ended December 31, 2001    High      Low
                                               ----      ---

Fourth Quarter ended December 31, 2001         13.88    10.00          -

      The stock price information set forth above has been provided by The American Stock Exchange. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

      A quarterly cash dividend of $0.05 per share was declared by the Board of Directors on March 26, June 28 and September 24, 2002. The continued payment of dividends also depend upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or that, if paid, that we will not reduce or eliminate dividends in the future.

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


                                                           At December 31,
                                      --------------------------------------------------------
                                        2002        2001        2000        1999        1998
                                      --------------------------------------------------------
                                                           (In thousands)

Selected Financial Condition Data:
  Total assets                        $812,980    $782,732    $694,791    $638,563    $582,551
  Loans, net(1)                        357,155     413,546     464,531     467,444     415,084
  Securities available for sale         79,842      74,184      75,709      53,164      51,570
  Securities held to maturity           45,960      45,614      39,461      44,239      40,719
  Mortgage backed securities
   available for sale                   90,468      87,150      52,580      23,568      20,643
Mortgage backed securities
 held to maturity                      159,339      81,007       6,806       4,507       6,698
Deposits                               656,065     637,109     601,896     551,024     508,313
Customer repurchase agreements           8,724       6,061       7,686       3,274           -
Federal Home Loan Bank advances         15,000           -           -       5,000           -
Total equity                           126,699     131,317      77,755      71,245      66,672
Allowance for loan losses                4,325       3,923       3,434       3,118       2,632
Nonperforming loans                      2,383       2,684       2,308       2,751         838


                                                     For the Years Ended
                                                         December 31,
                                      ----------------------------------------------------
                                         2002      2001       2000       1999       1998
                                      ----------------------------------------------------
                                                        (In thousands)

Selected Operating Data:
  Interest and dividend income        $ 43,013    $47,543    $46,718    $41,850    $40,784
  Interest expense                      18,775     25,002     24,535     21,151     21,288
                                      ----------------------------------------------------
  Net interest and dividend income      24,238     22,541     22,183     20,699     19,496
  Provision for loan losses                934      1,630      1,089        843        293
                                      ----------------------------------------------------
  Net interest and dividend income
   after provision for loan losses      23,304     20,911     21,094     19,856     19,203
      Total noninterest income            (362)     2,517      2,855      1,555      1,203
      Total noninterest expense         16,659     15,899     14,684     12,986     12,232
                                      ----------------------------------------------------
      Income before income taxes         6,283      7,529      9,265      8,425      8,174
      Income taxes                       2,239      2,512      3,185      2,898      3,062
                                      ----------------------------------------------------
      Net income.                     $  4,044    $ 5,017    $ 6,080    $ 5,527    $ 5,112
                                      ====================================================

--------------------
<F1>  Loans are shown net of deferred loan fees, allowance for loan losses and unadvanced loan funds.


                                                     At or for the Years Ended December 31,
                                               ---------------------------------------------------
                                                 2002       2001       2000       1999       1998
                                               ---------------------------------------------------

Selected Financial Ratios and
 Other Data(1)
Performance Ratios:
  Return on average assets                       0.51%      0.70%      0.92%      0.91%      0.90%
  Return on average equity                       3.14       6.16       8.04       7.95       7.90
  Average equity to average assets              16.23      11.32      11.45      11.50      11.45
  Equity to total assets at end of period       15.58      16.78      11.19      11.16      11.44
  Average interest rate spread                   2.54       2.75       2.91       2.98       2.97
  Net interest margin(2)                         3.18       3.33       3.51       3.55       3.57
  Average interest earning assets to
   average interest earning liabilities        125.76     115.77     115.40     115.82     115.45
      Total noninterest expense to
       average assets                            2.10       2.21       2.22       2.15       2.16
Efficiency ratio(3)                             65.01      65.62      62.48      59.74      59.88
Regulatory Capital Ratios:
 Regulatory tier 1 leverage capital             15.65      17.27      11.51      11.11      11.16
  Tier 1 risk-based capital                     28.77      28.09      16.33      16.28      16.88
      Total risk-based capital                  29.78      28.98      17.24      17.32      17.59
Asset Quality Ratios:
  Nonperforming loans as a percent of
   total loans                                   0.66       0.64       0.49       0.58       0.20
  Nonperforming assets as a percent of
   total assets                                  0.29       0.37       0.33       0.43       0.18
  Allowance for loan losses as a percent of
   total loans                                   1.20       0.94       0.73       0.66       0.63
  Allowance for loan losses as a percent of
   nonperforming assets                           181        137        149        113        249
Number of:
  Banking offices                                  10         10          8          8          7
  Full-time equivalent employees                  146        159        151        150        137

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Westfield Financial's consolidated results of operations are comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Westfield Bank. Westfield Bank's consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, commercial loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings and money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains (losses) on sales of securities and securities writedowns and service fees and charges.

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

Critical Accounting Policies

      Westfield Financial's accounting policies are disclosed in Note 2 to the Consolidated Financial Statements. The more critical policies given Westfield Financial's current business strategy and asset/liability structure are accounting for non performing loans, the allowance for loan losses and provision for credit loans and the classification of securities as either held to maturity or available for sale. In addition to the information disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and results of Operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company's Board of Directors.

      On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline is fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgements are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations.

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

      Average Balance Sheet and Analysis of Net Interest and Dividend
Income

      The following tables set forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2002, 2001 and 2000 and reflect the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.


                                                                 For the Year Ended December 31,
                                  ---------------------------------------------------------------------------------------------
                                               2002                            2001                            2000
                                  -----------------------------   -----------------------------   -----------------------------
                                                        Average                         Average                         Average
                                  Average                Yield/   Average                Yield/   Average                Yield/
                                  Balance    Interest     Cost    Balance    Interest     Cost    Balance    Interest     Cost
                                  -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                      (Dollars in thousands)

Assets:
  Interest-earning assets:
  Short term investments(1)       $ 27,162   $   416     1.53%    $ 17,893   $   562     3.14%    $ 10,570   $   663     6.28%
  Securities                       337,646    14,562     4.31      212,340    13,190     6.21      154,245     9,971     6.47
  Loans(2)                         398,555    28,035     7.03      445,987    33,791     7.58      467,665    36,084     7.72
                                  ------------------              ------------------              ------------------
      Total interest-earning
       assets                      763,363    43,013     5.63      676,220    47,543     7.03      632,480    46,718     7.39
                                  ------------------              ------------------              ------------------
      Total noninterest-earning
       assets                       28,971                          43,394                          27,691
                                  --------                        --------                        --------

      Total assets                $792,334                        $719,614                        $660,171
                                  ========                        ========                        ========

Liabilities and Equity:
Interest-bearing liabilities:
  NOW accounts                      40,636       589     1.45%      35,738       770     2.15%      35,071       837     2.38
  Savings accounts                  44,026       474     1.08       43,965       523     1.19       48,835       509     1.04
  Money market deposit accounts    133,622     2,541     1.90      123,085     3,670     2.98      110,051     3,834     3.48
  Time certificates of deposit     380,385    14,957     3.93      374,100    19,767     5.28      346,027    18,907     5.46
                                  ------------------              ------------------              ------------------
  Total interest-bearing
   deposits                        598,669    18,561               576,888    24,730     4.29      539,984    24,087     4.46
  Customer repurchase agreements
   and other borrowings              8,332       214     2.57        7,199       272     3.78        8,096       448     5.53
                                  ------------------              ------------------              ------------------
  Interest-bearing liabilities     607,001    18,775     3.09      584,087    25,002     4.28      548,080    24,535     4.48
                                  ------------------              ------------------              ------------------

Noninterest-bearing deposits        48,856                          38,737                          31,826
Other noninterest-bearing
 liabilities                         7,883                          15,324                           4,662
                                  --------                        --------                        --------
  Total noninterest-bearing
   liabilities                      56,739                          54,061                          36,488
                                  --------                        --------                        --------

  Total liabilities                663,740                         638,148                         584,568
  Total equity                     128,594                          81,466                          75,603
                                  --------                        --------                        --------
  Total liabilities and equity    $792,334                        $719,614                        $660,171
                                  ========                        ========                        ========

Net interest and dividend
 income                                      $24,238                         $22,541                         $22,183
                                             =======                         =======                         =======
Net interest rate spread(3)                              2.54                            2.75                            2.91
Net interest margin(4)                                   3.18%                           3.33%                           3.51%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                           125.8x                          115.8x                          115.4x

--------------------
<F1>  Short term investments include Federal Funds Sold.
<F2>  Loans, including non-accrual loans, are net of deferred loan origination costs (fees), and unadvanced funds.
<F3>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F4>  Net interest margin represents net interest and dividend income as a percentage of average interest earning assets.

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


                                         Year Ended December 31, 2002        Year Ended December 31, 2001
                                            Compared to Year Ended              Compared to Year Ended
                                              December 31, 2001                   December 31, 2000
                                             Increase/(Decrease)                 Increase/(Decrease)
                                       -------------------------------     -------------------------------
                                             Due to                              Due to
                                       -------------------                  ---------------
                                        Volume       Rate        Net        Volume       Rate        Net
                                       -------------------------------------------------------------------
                                                                  (In thousands)

Interest earning assets:
  Short term investments               $   291     $  (437)    $  (146)    $   459     $  (560)    $  (101)
  Investment securities                  7,784      (6,412)      1,372       3,755        (536)      3,219
  Loans                                 (3,594)     (2,162)     (5,756)     (1,763)       (620)     (2,293)
                                       -------------------------------------------------------------------
      Total interest-earning assets    $ 4,481     $(9,011)    $(4,530)    $ 2,541     $(1,716)    $   825
                                       ===================================================================


Interest bearing liabilities:
  NOW accounts                         $   106     $  (287)    $  (181)    $    16     $   (83)    $   (67)
  Savings accounts                           1         (50)        (49)        (51)         65          14
  Money market deposit accounts            314      (1,443)     (1,129)        454        (618)       (164)
  Time certificates of deposit             332      (5,142)     (4,810)      1,534        (674)        860
  Customer repurchase agreements
   and other borrowings                     43        (101)        (58)        (50)       (126)       (176)
                                       -------------------------------------------------------------------
      Total interest bearing
       liabilities                         796      (7,023)     (6,227)      1,903      (1,436)        467
                                       -------------------------------------------------------------------

Change in net interest and
 dividend income                       $ 3,685     $(1,988)    $ 1,697     $   638     $   280     $   358
                                       ===================================================================

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

      Consolidated assets increased $30.3 million, or 3.9%, to $813.0 million at December 31, 2002 from $782.7 million at December 31, 2001. Securities increased $87.6 million, or 30.4%, to $375.6 million at December 31, 2002 from $288.0 million at December 31, 2001. Federal Funds sold increased $2.9 million to $37.2 million at December 31, 2002 from $34.3 million at December 31, 2001 primarily because of the decrease in net loans. Net loans during this period decreased by $56.3 million, or 13.6%, to $357.2 million at December 31, 2002, from $413.5 million at December 31, 2001. Residential loans decreased $54.9 million from $212.8 million at December 31, 2001 to $157.9 million at December 31, 2002. The decrease is primarily the result of the current residential loan referral program with a third party mortgage company. Under this program which commenced on September 1, 2001, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee of 65 basis points for each of these loans originated. The Bank believes that this program will diversify its loan portfolio and reduce interest risk. In 2001, Westfield Bank securitized $35.7 million in thirty-year fixed rate residential mortgage loans and $24.6 million in fifteen year fixed rate residential mortgage loans with Fannie Mae. This transaction was done to reduce interest rate risk as well as improve liquidity and enhance the subsequent saleability of the resulting securities. Because Westfield Bank retained all beneficial interests in the resulting mortgage backed securities, the securitization did not result in a material change in total assets. Commercial and industrial loans increased $14.5 million, or 30.8 %, for the year ended December 31, 2002.

      Asset growth was funded by an increase in deposits of $19.0 million or 3.0% to $656.1 million at December 31, 2002 from $637.1 million at December 31, 2001. Demand deposits, NOW and money market accounts increased $9.6 million and $12.5 million respectively, while regular accounts increased $2.2 million to $44.9 million at December 31, 2002. Time deposits decreased $5.3 million to $375.0 million at December 31, 2002 from $380.3 million at December 31, 2001.

      Customer repurchase agreements increased $2.6 million or 42.6% to $8.7 million at December 31, 2002 from $6.1 million at December 31, 2001. A "customer repurchase agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. Federal Home Loan Bank borrowings increased $15.0 million from zero at December 31, 2001 to $15.0 million at December 31, 2002 to take advantage of the current yield curve.

      Stockholders' equity at December 31, 2002 and December 31, 2001 was $126.7 million and $131.3 million, respectively, representing 15.6% and 16.8% of total assets. The change is comprised of net income of $4.0 million for the year ended December 31, 2002, a decrease in net unrealized gains on securities available for sale of $562,000, net of income taxes, the recording of the purchase of 380,150 shares of stock for the employee stock ownership plan amounting to $5.6 million and shares for the management recognition and retention plan amounting to $2.7 million and the declaration by the Board of Directors of three $0.05 per share cash dividends on March 26, June 28, and September 24, 2002 amounting to $1.6 million.

      Comparison of Operating Results for the Year Ended December 31, 2002 and December 31, 2001.

General

      Net income was $4.0 million for the year ended December 31, 2002, a decrease of $1.0 million, or 20%, compared with net income of $5.0 million for the year ended December 31, 2001. The decrease was primarily attributable to net losses from sales and writedowns of certain equity securities of $1.8 million for 2002 compared with net gains of $830,000 for the year ended December 31, 2001. Writedowns of certain equity securities in 2002 resulted from impairment that was determined to be other than temporary of $2.1 million. The provision for loan losses decreased $696,000 from $1.6 million in 2001 to $934,000 for 2002. Noninterest expense increased $760,000 while federal and state income taxes decreased $273,000 and net interest and dividend income increased $1.7 million compared with the prior year.

Interest and Dividend Income

      Total interest and dividend income decreased $4.5 million or 9.5% to $43.0 million for the year ended December 31, 2002 compared with $47.5 million for the same period in 2001. Interest and dividends on securities increased $1.4 million to $13.6 million from $12.2 million as the company invested principal paydowns on its residential real estate portfolio in investment securities. Interest income on loans decreased $5.8 million due to the decline of loans held in portfolio over the prior period. The average balance of interest earning assets increased $87.1 million, or 12.9%. However, the yield on earning assets decreased from 7.03% in 2001 to 5.63% for 2002 due to the low interest rate environment.

Interest Expense

      Interest expense decreased $6.2 million, or 24.8%, to $18.8 million for 2002 compared to $25.0 million for 2001. The average balance of total interest-bearing deposits increased $21.8 million in 2002 to $598.7 million, while the average cost of deposits decreased 119 basis points to 3.09% due to the low interest rate environment. The average balance of customer repurchase agreements increased $1.1 million from $7.2 million in 2001 to $8.3 million in 2002.

Net Interest and Dividend Income

      Net interest and dividend income for 2002 was $24.2 million as compared with $22.5 million for 2001. Net interest rate spread decreased to 2.54% for 2002 from 2.75% for the prior year. Net interest margin decreased to 3.18% for 2002 compared with 3.33% for 2001. The decrease in interest rate spread and net interest margin was primarily the result of the yield on earning assets falling more than the cost of interest-bearing liabilities.

Provision for Loan Losses

      During 2002, Westfield Bank provided $934,000 million for loans losses, compared to $1.6 million for 2001. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses". The allocation of the provision among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses". The following factors resulted in an increase in the provision for 2002 as compared to 2001.

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $16.0 million or 10.9%. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages which remained relatively constant as a percentage of the loan portfolio. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. These increases were partially offset by a decrease in consumer loans from $58.0 million at December 31, 2001 to $41.1 million at December 31, 2002, resulting in a decrease in the allowance requirement for consumer loans.

      * Credit quality - Actual loss experience on loans decreased significantly with charge-offs totaling $928,000 million in 2002 as compared to $1.8 million in 2001. Net loans charged off as a percent of average loans outstanding decreased from 0.26% in 2001 to 0.13% in 2002. Non-accrual loans decreased $300,000 from $2.7 million at December 31, 2001 to $2.4 million at December 31, 2002.

      As a result of the detailed allowance for loan loss methodology and consideration of the above factors, management determined that an decrease in the provision of $696,000 was appropriate.

      The allowance for loan losses at the end of 2002 was 1.20% of total loans compared with 0.94% at the end of 2001. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Noninterest Income

      Noninterest income decreased $2.9 million to ($362,000) in 2002 from $2.5 million for 2001. Included in noninterest income in the year 2002 were writedown of certain equity securities of $2.5 million. Included in noninterest in the year 2001 were life insurance proceeds of $300,000. Fees received from our current residential loan referral program with a third party mortgage company were $196,000 for the year ended December 31, 2002 compared with $17,000 for the same period in 2001.

Noninterest Expense

      Noninterest expense for the year ended December 31, 2002 was $16.7 million compared to $15.9 million for the same period in 2001. Employee salary and benefits for the year ended December 31, 2002 was $8.9 million compared to $8.4 million in 2001. For the year ended

December 31, 2002, stock based benefit plans expense amounted to $302,000. Because the Company converted to stock form on December 27, 2001, no stock based benefit plans expense was recognized in 2001.

Income Taxes

      Income taxes decreased $273,000, or 10.9%, to $2.2 million in 2002. The effective tax rate was 35.6% in 2002 compared to 33.4% for 2001. The effective tax rate also reflects the utilization of Westfield Securities Corporation, a qualified securities corporation, and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

      Massachusetts legislation was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received form Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation includes a retroactive effective date that reaches back to 2002 and prior years. Accordingly, the Company recorded an additional liability for prior years taxes, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from a REIT of approximately $2.9 million in the first quarter of 2003.

      The Company is reviewing the retroactive effect of the legislation with its legal advisors and intends to defend vigorously its position that the deductibility of dividends received from Elm Street was fully compliant with Massachusetts law at the time.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

      The consolidated assets increased $ 87.9 million, or 12.7%, to $782.7 million at December 31, 2001 from $694.8 million at December 31, 2000. Securities increased $113.4 million, or 65%, to $288.0 million at December 31, 2001 from $174.6 million at December 31, 2000. Federal Funds sold increased $24.2 million to $ 34.3 million at December 31, 2001 from $10.0 million at December 31, 2000. Westfield Bank securitized $35.7 million in thirty-year fixed rate residential mortgage loans and $24.6 million in fifteen year fixed rate residential mortgage loans with Fannie Mae. This transaction was done to reduce interest rate risk as well as improve liquidity and enhance the subsequent saleability of the resulting securities. Because the Bank retained all beneficial interests in the resulting mortgage-backed securities, the securitization did not result in a material change in total assets. Commercial and industrial loans increased $9.5 million, or 25.3 % for the year ended December 31, 2001.

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

Liquidity and Capital Resources

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank at December 31, 2002 and 2001 were $15 million and zero, respectively. At December 31, 2002, Westfield Bank's maximum borrowing capacity from the Federal Home Loan Bank was approximately $99.2 million, net of any outstanding borrowings. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

      The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at December 31, 2002 follows:


                                            After 1 Year    After 3 Years
                                 Within      but Within      but within       After
                                 1 Year        3 Years         5 Years       5 Years     Total
                                 ------     ------------    -------------    -------     -----

Lease Obligations
 Operating lease obligations     $   181        $182             $96         $     -    $   459
                                 =======        ====             ===         =======    =======

Credit Commitments
 Available lines of credit       $46,260        $  -             $ -         $16,177    $62,437
Other loan commitments               992           -               -             687      1,679
 Letters of Credits                  607           -               -             693      1,300
                                 -------        ----             ---         -------    -------
      Total                      $47,859        $  -             $ -         $17,557    $65,416
                                 =======        ====             ===         =======    =======

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2002, Westfield Bank originated loans of approximately $99.6 million, and during the comparable period of 2001, Westfield Bank originated loans of approximately $156.4 million. Under the Bank's residential loan referral program which commenced on September 1, 2001, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $270.0 million for the year ended December 31, 2002 and $198.0 million for the year ended December 31, 2001. At December 31, 2002, Westfield Bank had loan commitments to borrowers of approximately $3.0 million, and available home equity and unadvanced lines of credit of approximately $62.4 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $18.9 million and $35.2 million during the year ended December 31, of 2002 and 2001, respectively. Time deposit accounts scheduled to mature within one year were $265.8 million at December 31, 2002. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments.

      At December 31, 2002, we exceeded each of the applicable regulatory capital requirements. Our tier 1 leverage capital was $125.0 million, or 15.65% to average assets. Our tier 1 capital to risk weighted assets was $125.0 million or 28.77%. We had total capital to risk weighted assets of $129.4 or 29.78%.

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

      Historically, Westfield Bank's lending activities have emphasized residential real estate and commercial real estate loans. However, since 1996, Westfield Bank has increased its emphasis on commercial and consumer lending and deposit relationships. Commercial and industrial loans and consumer loans have grown 237.0% and 25.6%, respectively, since December 31, 1996. Commercial and industrial loans have also grown 63.9% since December 31, 2000. The indirect automobile loan portfolio grew substantially in 1999 as a result of aggressive pricing and the addition of several new automobile dealers. Management determined to temporarily curtail its indirect lending in fiscal year 2000 and 2001 to allow the portfolio to become more seasoned, but may decide to grow the indirect automobile loan portfolio in the future. We believe that Westfield Bank's increased emphasis on commercial and consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

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


               For the Twelve Months Ending December 31, 2002
                           (Dollars in thousands)
               ----------------------------------------------
                  Changes in       Net Interest
                Interest Rates     and Dividend
                (Basis Points)        Income        % Change
                --------------     ------------     --------

                      300             26,952           4.8%
                      200             26,571           3.3
                      100             26,165           1.7
                        0             25,721           N/A
                     -100             25,442          -1.2
                     -200             25,123          -2.3
                     -300             24,925          -3.1

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

      Westfield Bank developed consolidated balance sheet growth projections for the twelve month period. The same product mix and growth strategy was used for all rate change scenarios. Income from tax exempt assets is calculated on a fully taxable equivalent basis.

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

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions relating to the extinquishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". ("SFAS No. 146"). The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which became effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17. When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer relationship intangible assets of financial institutions.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123. The Company has included the annual disclosures in the consolidated financial statements required by SFAS No. 148 in this filing and will include the quarterly disclosure requirements in future quarterly filings.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contract that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIE's"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be an VIE if lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation 46 is effective for new VIE's established subsequent to February 1, 2003 and must be adopted for existing VIE's by July 1, 2003. The Company does not invest in investment structures that require analysis under this Interpretation.

      The adoption of the effective provisions of these standards did not have a material effect on the Company's consolidated financial statements. The adoption of the remaining provisions of these standards is not expected to have a material effect on its statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, page 57 - 59, for a discussion of Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are incorporated by reference to the indicated pages of the 2002 Annual Report to Stockholders.

Independent Auditor's Report                                          F-1

Consolidated Balance Sheets as of December 31, 2002                   F-2
and 2001.

Consolidated Statements of Income for the Years                       F-3
Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders'                   F-4
Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years                   F-5
Ended December 31, 2002, 2001 and 2000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," Nominees for Election as Director," "Continuing Directors", "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance.

ITEM 11.    EXECUTIVE COMPENSATION

      The following information included in the Proxy Statement is incorporated herein by reference: "Management Salary Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," "Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of the Company," and "Security Ownership of Management."

      The following table sets forth the aggregate information of our equity compensation plans in effect as December 31, 2002.


                                                                               Number of securities
                           Number of securities                               remaining available for
                               To be issued           Weighted-average         future issuance under
                             Upon exercise of        exercise price of       equity compensation plans
                           Outstanding options,     outstanding options,       (excluding securities
Plan category              warrants and rights      warrants and rights      reflected in column (a))
-------------              --------------------     --------------------     -------------------------
                           (a)                      (b)                      (c)

Equity compensation
 plans approved by
 security holders                448,000                   $14.39                   248,164

Equity compensation
 plans not approved by
 security holders                      -                        -                         -
                                 -------                   ------                   -------

      Total                      448,000                   $14.39                   248,164(1)
                                 =======                   ======                   =======

<F1>  Reflects 49,260 shares reserved for future grant under the Westfield
      Financial, Inc. 2002 Stock Option Plan, 189,800 shares subject to current restricted stock awards under the Westfield Financial, Inc. 2002 Recognition and Retention Plan ("RRP") and 9,104 shares reserved for future awards under the RRP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."

ITEM 14.    CONTROLS AND PROCEDURES

      During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Listed below are all financial statements and exhibits filed as part of this report:

a.    Financial Statements, Schedules, and Exhibits

      (1) The consolidated balance sheets of Westfield Financial, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income changes in stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2002, together with the related notes and independent auditors' report of Deloitte & Touche LLP, independent certified public accountants.

      (2)   Schedules omitted as they are not applicable.

      (3)   See Exhibit Index.

b.    Reports on Form 8-K - none.

      Exhibit    Description

        2.1 Plan of Reorganization and Minority Stock Issuance of Westfield Mutual Holding Company, as amended. *
        3.1      Articles of Organization of Westfield Financial, Inc.*
        3.2      Bylaws of Westfield Financial, Inc. *
        3.3      Amended and Restated Charter of Westfield Mutual Holding
                 Company*
        3.4      Amended and Restated Bylaws of Westfield Mutual Holding
                 Company*
        4.1      Articles of Organization of Westfield Financial, Inc. (See
                 Exhibit 3.1)*
        4.2      Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)*
        4.3      Form of Stock Certificate of Westfield Financial, Inc.*
       10.1      Form of Employee Stock Ownership Plan of Westfield
                 Financial, Inc.*
       10.2      Form of the Benefit Restoration Plan of Westfield
                 Financial, Inc.*
       10.3 Form of Employment Agreement between Donald A. Williams and Westfield Financial, Inc.*
       10.4 Form of Employment Agreement between Victor J. Carra and Westfield Financial, Inc.*
       10.5 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc.*
       10.6 Form of One Year Change in Control Agreement by and among certain officers and Westfield Financial, Inc. and Westfield Bank*
       10.7      Form of Directors' Deferred Compensation Plan*
       10.8      The SBERA 401(k) Plan adopted by Westfield Bank**
       10.9 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc.
       21.1      Subsidiaries of the Registrant*
       23.1      Consent of Deloitte & Touche LLP
       99.1      Certifications pursuant to 18 U.S.C. Section 1350

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

                                       WESTFIELD FINANCIAL, INC.



                                       By:  /s/ Donald A. Williams
                                            -------------------------------
                                            Donald A. Williams
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.


         Name                                Title                     Date
         ----                                -----                     ----

/s/ Donald A. Williams           President, Chief Executive
-----------------------------    Officer and Director
Donald A. Williams               (Principal Executive Officer)    March 26, 2002

/s/ Victor J. Carra              Executive Vice President and
-----------------------------    Director                         March 26, 2002
Victor J. Carra

/s/ Michael J. Janosco, Jr.      Chief Financial Officer and
-----------------------------    Treasurer (Principal
Michael J. Janosco, Jr.          Accounting Officer)              March 26, 2002

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

/s/ Richard C. Placek            Director                         March 26, 2002
-----------------------------
Richard C. Placek




/s/ Paul R. Pohl                 Director                         March 26, 2002
-----------------------------
Paul R. Pohl

/s/ Charles E. Sullivan          Director                         March 26, 2002
-----------------------------
Charles E. Sullivan

/s/ Thomas C. Sullivan           Director                         March 26, 2002
-----------------------------
Thomas C. Sullivan

                               CERTIFICATIONS

      I, Donald A. Williams certify that:

1.    I have reviewed this annual report on Form 10-K of Westfield
      Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2002                   By:  /s/ Donald A. Williams
                                            -------------------------------
                                            President and Chief Executive
                                            Officer

                               CERTIFICATIONS

      I, Michael J. Janosco, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Westfield
      Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2002                   By:  /s/ Michael J. Janosco, Jr.
                                            -------------------------------
                                            Michael J. Janosco, Jr.
                                            Senior Vice President and Chief
                                            Financial Officer

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands Except per Share Amount)


                                                                        December 31,
                                                                   ---------------------
                                                                     2002         2001
                                                                     ----         ----

ASSETS
CASH AND DUE FROM BANKS                                            $ 11,975     $ 14,169

FEDERAL FUNDS SOLD                                                   37,233       34,267

INTEREST-BEARING DEPOSITS                                             7,367        8,599
                                                                   ---------------------
      CASH AND CASH EQUIVALENTS                                      56,575       57,035
                                                                   ---------------------

SECURITIES:
  Available for sale - at estimated fair value                       79,842       74,184

  Held To Maturity - at amortized cost (estimated
   fair value of $46,582 in 2002 and $46,155 in 2001)                45,960       45,614

MORTGAGE BACKED SECURITIES:
  Available for sale - at estimated fair value                       90,468       87,150

  Held to Maturity - at amortized cost (estimated
   fair value of $161,497 in 2002 and $81,367 in 2001)              159,339       81,007

FEDERAL HOME LOAN BANK
 OF BOSTON AND OTHER STOCK                                            3,933        3,634

LOANS - Net of allowance for loan losses
 of $4,325 in 2002, and $3,923 in 2001                              357,155      413,546

PREMISES AND EQUIPMENT - Net                                         12,851       13,581

ACCRUED INTEREST AND DIVIDENDS                                        3,937        4,201

OTHER ASSETS                                                          2,920        2,780
                                                                   ---------------------

TOTAL ASSETS                                                       $812,980     $782,732
                                                                   =====================

LIABILITIES AND EQUITY
LIABILITIES:
DEPOSITS:
  Noninterest-bearing                                              $ 54,736     $ 48,247
  Interest-bearing                                                  601,329      588,862
                                                                   ---------------------
      Total deposits                                                656,065      637,109

CUSTOMER REPURCHASE AGREEMENTS                                        8,724        6,061

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                            15,000            -
OTHER LIABILITIES                                                     6,492        8,245
                                                                   ---------------------

TOTAL LIABILITIES                                                  $686,281     $651,415
                                                                   ---------------------

EQUITY:
  Preferred stock - $.01 par value, 5,000,000 shares authorized
   none outstanding at December 31, 2002 and 2001                         -            -
  Common stock - $.01 par value, 10,580,000 shares authorized,
   10,154,150 and 10,580,000 issued and outstanding at
   December 31, 2002 and 2001, respectively                             108          106
  Additional paid-in capital                                         49,461       47,623
  Unallocated Common Stock of Employee Stock Ownership Plan          (5,621)           -
  Unearned compensation                                              (2,731)           -
Retained Earnings                                                    84,264       81,808
Accumulated and other comprehensive income                            1,218        1,780
                                                                   ---------------------
      Total equity                                                 $126,699     $131,317
                                                                   ---------------------

      TOTAL LIABILITIES AND EQUITY                                 $812,980     $782,732
                                                                   =====================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands except per share amounts)


                                                                Years Ended
                                                                December 31,
                                                       -----------------------------
                                                         2002       2001       2000
                                                         ----       ----       ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans         $20,166    $24,737    $26,523
  Securities and mortgage backed securities             13,591     12,184      9,216
  Consumer loans                                         4,113      5,577      6,306
  Commercial and industrial loans                        3,756      3,477      3,255
  Federal funds sold                                       416        562        663
  Stocks                                                   603        401        386
  Interest-bearing deposits                                368        605        369
                                                       -----------------------------

      Total interest and dividend income                43,013     47,543     46,718
                                                       -----------------------------

INTEREST EXPENSE:
  Deposits                                              18,561     24,730     24,087
  Customer repurchase agreements                           213        246        320
  Other borrowings                                           1         26        128
                                                       -----------------------------

      Total interest expense                            18,775     25,002     24,535
                                                       -----------------------------

      Net interest and dividend income                  24,238     22,541     22,183

PROVISION FOR LOAN LOSSES                                  934      1,630      1,089
                                                       -----------------------------

      Net interest and dividend income
       after provision for loan losses                  23,304     20,911     21,094
                                                       -----------------------------

NONINTEREST INCOME:
  Service charges and fees                               1,388      1,687      1,320
  Gain (loss) on sales of securities and writedowns     (1,750)       830      1,535
                                                       -----------------------------

      Total noninterest income                            (362)     2,517      2,855
                                                       -----------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                         8,906      8,416      7,871
  Occupancy                                              1,799      1,788      1,422
  Computer operations                                    1,534      1,487      1,185
  Stationery, supplies and postage                         511        574        502
  Other                                                  3,909      3,634      3,704
                                                       -----------------------------

      Total noninterest expense                         16,659     15,899     14,684
                                                       -----------------------------

INCOME BEFORE INCOME TAXES                               6,283      7,529      9,265

INCOME TAXES                                             2,239      2,512      3,185
                                                       -----------------------------
NET INCOME                                             $ 4,044    $ 5,017    $ 6,080
                                                       =============================
EARNINGS PER COMMON SHARE:
  Basic                                                $  0.39        N/A        N/A
  Diluted                                              $  0.38        N/A        N/A

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Dollars in Thousands)


                                                                                                           Accumulated
                                                     Additional                                               Other
                                           Common      Paid-In    Unallocated     Unearned     Retained   Comprehensive
                                            Stock      Capital        ESOP      Compensation   Earnings       Income        Total
                                           ------    ----------   -----------   ------------   --------   -------------     -----

BALANCE, JANUARY 1, 2000                    $  -        $     -     $     -        $     -     $70,711       $  534       $ 71,245

Comprehensive income:
  Net income                                   -              -           -               -      6,080            -          6,080
  Unrealized losses on securities arising
   during the year, net of tax benefit
   of $681                                     -              -           -               -          -         (968)          (968)
  Reclassification for losses included in
   net income, net of tax benefit of $734      -              -           -               -          -        1,398          1,398
                                                                                                                          --------
Comprehensive income                           -              -           -               -          -            -          6,510
                                            --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     -              -           -               -     76,791          964         77,755

Comprehensive income:
  Net income                                   -              -           -               -      5,017            -          5,017
  Unrealized gains on securities arising
   during the year, net of taxes of $681       -              -           -               -          -        1,360          1,360
  Reclassification of gains included in
   net income, net of taxes of $273            -              -           -               -          -         (544)          (544)
                                                                                                                          ---------
Comprehensive income                           -              -           -               -          -            -          5,833
  Net proceeds from sale of common stock     106         47,723           -               -          -            -         47,829
  Capital Distribution to the Parent
  Company                                      -           (100)          -               -          -            -           (100)
                                            --------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                   106         47,623           -               -     81,808        1,780        131,317

Comprehensive income:
  Net income                                   -              -           -               -      4,044            -          4,044
  Unrealized gains on securities arising
   during the year, net of taxes of $911       -              -           -               -          -       (1,689)        (1,689)
  Reclassification of gains included in
   net income, net of taxes of $623            -              -           -               -          -        1,127          1,127
                                                                                                                          --------
Comprehensive income                           -              -           -               -          -            -          3,482
Activity related to common stock issued
 as employee incentives                        2          2,050      (5,621)         (2,731)         -            -         (6,300)
Costs associated with stock conversion         -           (212)          -               -          -            -           (212)
Cash dividends declared                        -              -           -               -     (1,588)           -         (1,588)
                                            --------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                  $108        $49,461     $(5,621)        $(2,731)   $84,264       $1,218       $126,699
                                            ======================================================================================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in Thousands)


                                                                 Years Ended December 31,
                                                           -----------------------------------
                                                              2002          2001         2000
                                                              ----          ----         ----

OPERATING ACTIVITIES:
  Net income                                               $   4,044     $  5,017     $  6,080
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                    934        1,630        1,089
    Valuation adjustment of other real estate owned              (77)          30            -
    Other than temporary write-down of securities              2,105          315            -
    Depreciation of premises and equipment                     1,052        1,100          731
    Net amortization of premiums and discounts on
     securities, mortgage backed securities and
     mortgage loans                                            1,601          341          (26)
    Amortization of deferred compensation                        302            -            -
    Loss (gain) on sale of other real estate owned               (62)         (15)           7
    Gain on sales of securities- net                            (355)      (1,145)      (1,535)
    Deferred income tax provision                             (2,843)       2,857          (61)
  Changes in assets and liabilities:
    Accrued interest and dividends                               264          (29)        (565)
    Other assets                                                 905         (308)         912
    Other liabilities                                           (428)      (1,044)        (566)
                                                           -----------------------------------

      Net cash provided by operating activities                7,442        8,749        6,066
                                                           -----------------------------------

INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                                (42,389)     (28,099)     (15,288)
    Proceeds from maturities and principal collections        42,053       22,043       20,052
  Securities, available for sale:
    Purchases                                                (37,445)     (29,421)     (33,737)
    Proceeds from sales                                        4,222        6,478        4,799
    Proceeds from calls, maturities and
     principal collections                                    23,598       24,466        7,584
  Mortgage backed securities, held to maturity:
    Purchases                                               (129,145)     (89,761)      (4,671)
    Principal collections                                     49,839       15,135        2,384
  Mortgage backed securities, available for sale:
    Purchases                                                (60,975)     (50,736)     (40,476)
    Proceeds from sales                                       20,214       52,807        6,668
    Principal collections                                     38,236       24,747        5,828
  Purchase of Federal Home Loan Bank of Boston
   and other stock                                              (299)        (188)         (90)
  Net increase (decrease) in loans                            55,484      (10,366)       1,546
  Proceeds from sale of other real estate owned                  301           72          173
  Net purchases of premise and equipment                        (322)      (2,937)      (3,886)
                                                           -----------------------------------

      Net cash used in investing activities                  (36,628)     (65,760)     (49,114)
                                                           -----------------------------------

FINANCING ACTIVITIES:
  Increase deposits                                           18,956       35,213       50,872
  Increase (decrease) in customer repurchase agreements        2,663       (1,625)       4,412
  Purchase of common stock in connection with
   employee benefit program                                   (6,301)           -            -
  Federal Home Loan Bank of Boston advances, net              15,000            -       (5,000)
Net proceeds received from stock offering                          -       47,829            -
Capital Distribution to the Parent Company                         -         (100)           -
  Cash dividends paid                                         (1,588)           -            -
  Stock issuance costs                                            (4)           -            -
                                                           -----------------------------------

      Net cash provided by financing activities               28,726       81,317       50,284
                                                           -----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (460)      24,306        7,236

CASH AND CASH EQUIVALENTS:
  Beginning of year                                           57,035       32,729       25,493
                                                           -----------------------------------

  End of year                                              $  56,575     $ 57,035     $ 32,729
                                                           ===================================

See notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


1.    REORGANIZATION AND STOCK OFFERING

      On December 27, 2001, the Board of Directors of Westfield Mutual Holding Company ("Mutual Holding Company") completed a plan of reorganization (the "Plan") whereby the Mutual Holding Company formed a mid-tier stock holding company ("Westfield Financial, Inc." or the "Company") and exchanged 100% of the common stock of Westfield Bank (the "Bank") for a majority interest in Westfield Financial, Inc. Pursuant to the Plan, shares of Westfield Financial, Inc. were offered for subscription by depositors with eligible accounts at the Bank as of specified dates. The Company issued 10,580,000 shares of Common Stock (par value $0.01 per share) at a price of $10.00 per share, of which 47% of these shares, or 4,972,600 shares, were sold to the public, including depositors of the Bank and 53% of these shares, or 5,607,400 shares, were issued to the Mutual Holding Company. Net proceeds from the stock offering totaled $47.7 million. Costs related to the reorganization were charged against the proceeds from the shares sold in the reorganization. Reorganization costs of approximately $2.3 million were incurred.

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

      Current regulations allow the Bank to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions and repurchases and other transactions charged to the capital accounts based on their capital level and supervisory condition. Federal regulations also limit any repurchase of the stock for the Bank or its holding company for three years after reorganization except for repurchases pursuant to an open-market stock repurchase program with certain regulatory criteria and approval of the FDIC.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (the "Company") is a Massachusetts security corporation. The Company has a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Deposit Insurance Fund ("DIF"), a corporation formed by the Massachusetts' legislature. The Bank operates 10 branches in Western Massachusetts. The Bank's primary source of revenue is earned from loans to small and middle-market businesses and to residential property homeowners.

      The Bank formed Westfield Elm Associates, Inc., ("Westfield Elm"), a wholly owned subsidiary. In addition, Westfield Elm formed two subsidiaries, Elm Street Real Estate Investments Inc., (the "REIT") and Elm Street Business Trust (the "MBT"). The REIT is 99.9% owned by Westfield Elm with the remaining 0.1% owned by other shareholders. The MBT was 100% wholly owned by Westfield Elm. During 2000, the Company eliminated Westfield Elm and the MBT to streamline the overall bank structure.

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

      Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2002 and 2001 includes partially restricted cash of approximately $220,000, and $3,352,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

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

      Other than Temporary Impairment of Securities - On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline is fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgements are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations.

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

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the FDIC and the Massachusetts Division of Banks, may require adjustment to the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting results of operations.

      Management believes that the allowance for loan losses accurately reflects estimated credit losses for specifically identified loans, as well as probable credit losses inherent in the remainder of the portfolio as of the end of the periods presented.

      Transfers and Servicing of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

      Earnings per Common Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock awards, and are determined using the treasury stock method.

      Earnings per common share for the year ended December 31, 2002 have been computed based on the following:


      Net income available to common stockholders                      $ 4,044
                                                                       =======
      Weighted average number of common shares outstanding              10,336
      Effect of dilutive stock awards                                      261
                                                                       -------
      Adjusted weighted average number of common shares outstanding
       used to calculate diluted earnings per common shares             10,597
                                                                       =======

      The Common Stock of the Company commenced trading on December 28, 2001. As such, earnings per share data for the year ended 2001 and prior is not meaningful.

      Stock Options - The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grants dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income (in thousands) and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                    2002

            Net income as reported                     $4,044

                  Less:  Compensation expense
                  determined under fair value
                  based method for all awards,
                  net of tax effects                    (129)
            ------------------------------------------------
                        Pro forma                     $3,915

            Net income per share
                  Basic as reported                     0.39
                        Pro forma                       0.38
            ------------------------------------------------
                  Diluted as reported                   0.38
                        Pro forma                       0.37

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       Year Ended
                                                   December 31, 2002
                                                   -----------------

                        Dividend yield                    1.25%
                        Expected life in years              10 years
                        Expected volatility                 18%
                        Risk-free interest rate           1.17

      Derivative Financial Instruments - In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements became effective for the Company on January 1, 2001. The adoption of these statements had no effect on the Company's consolidated financial statements because no derivative financial instruments or embedded derivative financial instruments requiring application of this statement were outstanding at January 1, 2001 or at any time during the years ended December 31, 2002 and 2001.

      Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net earnings and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and
      additional paid-in capital in the   equity section of a statement of
      financial position. The Company's accumulated other comprehensive income (loss) included in stockholders' equity is comprised exclusively of net unrealized gains (losses) on securities available for sale, net of related tax effects.

      New Accounting Standards - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions relating to the extinquishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". ("SFAS No. 146"). The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which became effective October 1, 2002. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17. When a Savings and Loan Association or Similar Association is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer relationship intangible assets of financial institutions.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123. The Company has included the annual disclosures in the consolidated financial statements required by SFAS No. 148 in this filing and will include the quarterly disclosure requirements in future quarterly filings.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contract that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIE's"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be an VIE if lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation 46 is effective for new VIE's established subsequent to February 1, 2003 and must be adopted for existing VIE's by July 1, 2003. The Company does not invest in investment structures that require analysis under this Interpretation.

      The adoption of the effective provisions of these standards did not have a material effect on the Company's consolidated financial statements. The adoption of the remaining provisions of these standards is not expected to have a material effect on its statements.

      Reclassifications - Certain reclassifications have been made to prior year accounts to conform to the current year's presentation.

3.    SECURITIES

      Securities at December 31, 2002 are summarized as follows:


                                                       December 31, 2002
                                      --------------------------------------------------
                                                      Gross         Gross      Estimated
                                      Amortized    Unrealized    Unrealized       Fair
                                         Cost         Gains        Losses        Value
                                      --------------------------------------------------
                                                        (In Thousands)

      Held to maturity:
        Federal agency obligations    $ 38,391       $  389         $  -       $ 38,780
        Corporate debt securities        7,569          234            1          7,802
                                      -------------------------------------------------

      Total held to maturity            45,960          623            1         46,582
                                      -------------------------------------------------

      Available for sale:
        Corporate debt securities       19,195          317            -         19,512
        Equity securities               28,432          176          874         27,734
        Federal agency obligations      32,134          466            4         32,596
                                      -------------------------------------------------

      Total available for sale          79,761          959          878         79,842
                                      -------------------------------------------------

      Total Securities                $125,721       $1,582         $879       $126,424
                                      =================================================

      Securities at December 31, 2001 are summarized as follows:


                                                       December 31, 2001
                                      --------------------------------------------------
                                                      Gross         Gross      Estimated
                                      Amortized    Unrealized    Unrealized       Fair
                                         Cost         Gains        Losses        Value
                                      --------------------------------------------------
                                                        (In Thousands)

      Held to maturity:
        Federal agency obligations    $ 30,002       $  167         $ 26       $ 30,143
        Corporate debt securities       15,612          400            -         16,012
                                      -------------------------------------------------

      Total held to maturity            45,614          567           26         46,155
                                      -------------------------------------------------

      Available for sale:
        Corporate debt securities       31,475          797            -         32,272
        Equity securities               14,320        1,228          873         14,675
        Federal agency obligations      26,893          366           22         27,237
                                      -------------------------------------------------

      Total available for sale          72,688        2,391          895         74,184
                                      -------------------------------------------------

      Total Securities                $118,302       $2,958         $921       $120,339
                                      =================================================

      The amortized cost and fair value of debt securities at December 31, 2002, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issues have the right to call or repay obligations.


                                                     December 31, 2002
                                                  -----------------------
                                                  Amortized    Estimated
                                                     Cost      Fair Value
                                                  -----------------------
                                                       (In Thousands)

      Held to maturity:
        Due in one year or less                   $ 3,492       $ 3,568
        Due after one year through five years      42,388        42,935
        Due after five years through ten years         80            79
        Due after ten years                             -             -
                                                  ---------------------
      Total held to maturity                      $45,960       $46,582
                                                  =====================

      Available for sale:
        Due in one year or less                   $16,497       $16,768
        Due after one year through five years      28,278        28,701
        Due after five years through ten years          -             -
        Due after ten years                         6,554         6,639
                                                  ---------------------
      Total available for sale                    $51,329       $52,108
                                                  =====================

      Gross gains of $422,991, $952,674, and $1,878,716 and gross losses $897,337, $477,334, and $328,395 were recorded on securities during the years ended December 31, 2002, 2001, and 2000, respectively. During 2002 and 2001, the Company realized losses of $2,105,000 and $315,000, respectively, for other than temporary impairments in value.

      Securities with a par value of $15,000,000 and $12,000,000 were pledged as collateral to the Federal Reserve Bank of Boston at December 31, 2002 and 2001, respectively.

      Unrealized gains (losses) on securities available for sale, net of tax was $51,000 and $973,000 at December 31, 2002 and 2001,
      respectively.

4.    MORTGAGE BACKED SECURITIES

      Mortgage backed securities at December 31, 2002 are summarized as follows:


                                                             December 31, 2002
                                            --------------------------------------------------
                                                            Gross         Gross      Estimated
                                            Amortized    Unrealized    Unrealized       Fair
                                               Cost         Gains        Losses        Value
                                            --------------------------------------------------
                                                              (In Thousands)

      Held to Maturity:
        Fannie Mae                          $ 77,049       $1,038         $ 22       $ 78,065
        Freddie Mac                           58,988          860           27         59,821
        Ginnie Mae                            13,920          226           23         14,123
       Collaterized Mortgage Obligations       9,382          110            4          9,488
                                            -------------------------------------------------
      Total held to maturity                 159,339        2,234           76        161,497
                                            -------------------------------------------------

      Available for sale:
        Fannie Mae                            22,182          697            -         22,879
        Freddie Mac                           29,930          551            -         30,481
        Ginnie Mae                            25,762          438            -         26,200
        Collaterized Mortgage Obligations     10,771          142            5         10,908
                                            -------------------------------------------------

      Total available for sale                88,645        1,828            5         90,468
                                            -------------------------------------------------

      Total Mortgage Backed Securities      $247,984       $4,062         $ 81       $251,965
                                            ================================================

      Mortgage backed securities at December 31, 2001 are summarized as follows:


                                                             December 31, 2001
                                            --------------------------------------------------
                                                            Gross         Gross      Estimated
                                            Amortized    Unrealized    Unrealized       Fair
                                               Cost         Gains        Losses        Value
                                            --------------------------------------------------
                                                              (In Thousands)

      Held to Maturity:
        Fannie Mae                           $ 23,927      $  165         $ 89       $ 24,003
        Freddie Mac                            31,470         399          126         31,743
        Ginnie Mae                              7,215          58           49          7,224
        Collaterized Mortgage Obligations      18,395         103          101         18,397
                                            -------------------------------------------------

      Total held to maturity                   81,007         725          365         81,367
                                            -------------------------------------------------

      Available for sale:
        Fannie Mae                             35,822       1,029           29         36,822
        Freddie Mac                            18,490         117           54         18,553
        Ginnie Mae                             22,018         113           78         22,053
        Collaterized Mortgage Obligations       9,578         155           11          9,722
                                            -------------------------------------------------

      Total available for sale                 85,908       1,414          172         87,150
                                            -------------------------------------------------

      Total Mortgage Backed Securities       $166,915      $2,139         $537       $168,517
                                             ================================================

      Collateralized Mortgage Obligations ("CMO's") - CMOs include traunches of AAA investment grade and consist of high quality mortgage obligations.

      Gross gains of $849,703, $833,147 and $15,781 and gross losses of $20,544, $162,697 and $31,365 were recorded on mortgage backed securities during the years ended December 31, 2002, 2001 and 2000 respectively.

      Unrealized gains (losses) on securities available for sale, net of tax was $1,167,000 and $807,000 at December 31, 2002 and 2001,
      respectively.

5.    LOANS

      Loans consisted of the following amounts as of:


                                             December 31,
                                        ---------------------
                                          2002         2001
                                        ------ --------------
                                            (In Thousands)

      Residential real estate           $157,896     $212,751
      Commercial and industrial           61,494       47,012
      Commercial real estate             100,903       99,425
      Consumer                            41,064       58,084
                                        ---------------------
            Total Loans                  361,357      417,272

      Unearned premiums and deferred
       loan fees and costs, net              123          197
      Allowance for loan losses           (4,325)      (3,923)
                                        ---------------------
                                        $357,155     $413,546
                                        =====================

The following table summarizes information regarding impaired loans:


                                                                 Years Ended
                                                                December 31,
                                                           ----------------------
                                                               2002      2001
                                                           ----------------------
                                                           (Dollars in Thousands)

      Recorded investment in impaired loans, period end       $1,974    $1,944
      Allowance for impaired loans                                70        85


                                                                                   Years Ended
                                                                                   December 31,
                                                                            --------------------------
                                                                             2002      2001      2000
                                                                            --------------------------
                                                                            (Dollars in Thousands)

      Average recorded investment in impaired loans                         $2,008    $1,612    $1,394
      Income recorded during the period for impaired loans                     130       163        97
      Income recorded on cash basis during the period for impaired loans       143       155        92

      There were no restructured loans at December 31, 2002, 2001 and 2000.

      Nonaccrual loans at December 31, 2002, December 31, 2001 and 2000 and related interest income are summarized as follows:


                                                            Years Ended
                                                            December 31,
                                                     --------------------------
                                                      2002      2001      2000
                                                     --------------------------
                                                       (Dollars in Thousands)

      Amount                                         $2,383    $2,684    $2,308
      Interest income that would have been
       recorded under the original contract terms       324       263       191

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $70,284,971 and $97,616,627 at December 31, 2002 and 2001, respectively. Service fee income of $75,972, $119,605, and $119,927 was recorded for the years ended December 31, 2002, 2001, and 2000, respectively.

      Loan Securitization - On June 1, 2001, the Company securitized residential real estate mortgages with a recorded value of approximately $60 million. The Company retained servicing responsibilities and all beneficial interests in the resulting mortgage backed securities. The Company has not committed to sell any of the retained mortgage backed securities before or during the securitization process. The resulting mortgage backed securities in the amount of $19.7 and $1.5 million are included in the balance sheet caption Mortgage Backed Securities - Available for Sale as of December 31, 2001 and 2002, respectively. No securitizations were done in 2002.

      The Company's servicing assets are recorded at fair value at the time the asset is acquired. The fair value is based upon the net present value of future cash flows of the net servicing revenue. Assumptions used in determining fair value include service fee revenue, float revenue, escrow revenue, servicing expense, and estimated life of the underlying loans. The fair value of the asset is recalculated quarterly to determine possible impairment. In 2002 the Company recorded an impairment writedown of $253,000, to reduce the carrying value of the servicing assets as of December 31, 2002 to $212,000. The servicing asset is amortized in proportion to the estimated net servicing revenue of the loans.

6.    ALLOWANCE FOR LOAN LOSSES

      An analysis of changes in the allowance for loan losses is as follows:


                                            Years Ended
                                            December 31,
                                    ----------------------------
                                     2002       2001       2000
                                    --------------------------
                                       (Dollars in Thousands)

      Balance, beginning of year    $3,923    $ 3,434    $ 3,118
      Provision                        934      1,630      1,089
      Charge-offs                     (928)    (1,843)    (1,059)
      Recoveries                       396        702        286
                                    ----------------------------
      Balance, end of year          $4,325    $ 3,923    $ 3,434
                                    ============================

7.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:


                                                        Years Ended
                                                        December 31,
                                                   ----------------------
                                                     2002          2001
                                                   ----------------------
                                                   (Dollars in Thousands)

      Land                                         $ 2,288       $ 2,288
      Buildings                                     10,242        10,189
      Leasehold improvements                           735           735
      Furniture and equipment                        5,296         5,027
                                                   ---------------------
      Total                                         18,561        18,239

      Accumulated depreciation and amortization     (5,710)       (4,658)
                                                   ---------------------

      Premises and equipment, net                  $12,851       $13,581
                                                   =====================

8.    DEPOSITS

      Deposit accounts by type and weighted average rates are summarized as follows:


                                      December 31,             December 31,
                                          2002        Rate         2001        Rate
                                      ---------------------------------------------
                                                  (Dollars in Thousands)

      Demand and Now:
        Now account                     $ 41,907      1.07%      $ 38,758      1.69%
        Demand accounts                   54,736         -         48,247         -

      Savings:
        Regular accounts                  44,876      1.05         42,673      1.05
        Money market accounts            139,543      1.49        127,085      2.02

      Time certificates of deposit       375,003      3.51        380,346      4.56
                                        --------                 --------
      Total Deposits                    $656,065                 $637,109
                                        ========                 ========

      Time deposits of $100,000 or more totaled approximately $80,578,000 and $78,651,000 at December 31, 2002 and 2001, respectively. Interest expense on such deposits totaled $3,126,175, $3,996,419 and $3,481,955 for the years ended December 31, 2002, 2001 and 2000 respectively.

      Cash paid for interest was:


                                                 Years Ended
                                                 December 31,
                                        -----------------------------
                                         2002       2001       2000
                                        -----------------------------
                                                (In Thousands)

      Deposits                          $18,571    $24,698    $24,122
      Customer Repurchase Agreements        213        246        320
      Federal Home Loan Advances            N/A         26        128
                                        -----------------------------
      Total                             $18,784    $24,970    $24,570
                                        =============================

      At December 31, 2002, the scheduled maturities of time certificates of deposits are as follows:


                                          Amount       Rate
                                          ------------------
                                        (Dollars in Thousands)

      Within 1 year                       $265,760     3.33%
      Over 1 year to 3 years                98,418     3.91
      Over 3 years to 5 years               10,825     4.28
                                          --------
      Total certificates of deposits      $375,003     3.51%
                                          ========

9     CUSTOMER REPURCHASE AGREEMENTS

      The following table summarizes information regarding repurchase agreements:


                                                                       Years Ended
                                                                       December 31,
                                                                   --------------------
                                                                     2002          2001
                                                                   --------------------
                                                                   (Dollars in Thousands)

      Balance outstanding, end of year                             $ 8,724       $ 6,061
      Maximum amount outstanding at any month end during period      9,928         8,222
      Average amount outstanding during period                       8,291         6,527
      Weighted average interest rate                                  2.25%         2.74%
      Book Value of collateral pledged end of period                14,994        11,000
      Fair value of collateral pledged end of period                15,209        11,202

10.   FEDERAL HOME LOAN BANK ADVANCES

      The following advances are secured by a blanket lien on the Company's investment portfolios:


                                2002
          Maturity             Amount         Rate
                           -----------------------
                           (in Thousands)

      January 3, 2006          $ 5,000       2.56%
      January 2, 2007            5,000       2.98
      December 31, 2007          5,000       3.33
                               -------
                               $15,000
                               =======

11.   LINE OF CREDIT

      The Company has a line of credit with the Federal Reserve Bank of Boston to be collateralized by marketable securities. Additionally, the Company has an "Ideal Way" line of credit with the Federal Home Loan Bank for $9,541,000 at December 31, 2002 and 2001. No amounts were outstanding under these lines at December 31, 2002 and 2001.

12.   STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

      Stock Options

      Under the Company's based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 497,260 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year.

      A summary of the status of the Company's stock options for the year ended December 31, 2002 is presented below:


                                                                     2002
                                                         -----------------------------
                                                                      Weighted Average
                                                         Shares        Exercise Price
                                                         -----------------------------

      Fixed Options:
        Outstanding at beginning of year                       -           $    -
        Granted                                          448,000            14.39
        Exercised                                              -                -
        Forfeited                                              -                -
                                                         -------           ------
        Outstanding at end of year                       448,000           $14.39
                                                         =======           =======
        Options exercisable at year-end                  None
        Weighted-average fair value of
         options granted during the year                 $3.86
        Weighted - average remaining contractual life    9.6 years

      Information pertaining to options outstanding at December 31, 2002 is as follows:


                                 Weighted Average
      Exercise       Number          Remaining          Number
       Price      Outstanding    Contractual Life    Exercisable
      --------    -----------    ----------------    -----------

       $14.39       448,000          9.6 years            -
                    =======          =========           ====

      Stock Awards

      Under the Company's Recognition and Retention Plan, the Company may grant stock awards to its directors, officers and employees to purchase up to 198,904 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period to be benefited. The Company recorded compensation cost related to the stock awards of approximately $109,000 in 2002. No compensation expense was recorded in 2001 as the plan was approved in 2002.

      A summary of the status of the Company's stock awards is presented below:


                                                                      Year Ended
                                                                  December 31, 2002
                                                                  -----------------

            Balance at beginning of year                                     -
            Granted                                                    189,800
            Cancelled                                                        -
            Balance at end of year                                           -
            Fair value of stock awards granted during the year           14.39

      Employee Stock Ownership Plan

      The Company has established an Employee Stock Ownership Plan (the
      ESOP) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. Compensation expense is recognized as ESOP shares are committed to be released, ESOP shares are considered outstanding for earnings per share calculations based on the value of shares issued. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders equity.

13.   RETIREMENT PLANS AND EMPLOYEE BENEFITS

      Pension Plan - The Company provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan (the "Plan"). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

      The following table provides information for the Plan at December 31:



                                                         2002       2001       2000
                                                         ----       ----       ----
                                                           (Dollars in Thousands)

      Change in benefit obligation:
        Benefit obligation, beginning of year           $6,262     $4,920     $4,673
        Service cost                                       513        378        364
        Interest                                           438        381        362
        Actuarial (gain) loss                             (223)       880       (399)
        Benefits paid                                     (475)      (297)       (80)
                                                        ----------------------------
        Benefit obligation, end of year                 $6,515     $6,262     $4,920
                                                        ============================

      Change in plan assets:
        Fair value of plan assets, beginning of year    $4,678     $5,520     $4,563
      Actual return (loss) on plan assets                 (460)      (563)       666
      Employer contribution                                755         18        371
      Benefits paid                                       (475)      (297)       (80)
                                                        ----------------------------
      Fair value of plan assets, end of year            $4,498     $4,678     $5,520
                                                        ============================

      Funded status (benefit obligation less
       fair value of plan assets)                       $2,017     $1,584     $ (600)
      Unrecognized net actuarial gain (loss)              (453)       165      2,137
      Transition liability                                 139        150        162
                                                        ----------------------------
      Accrued benefit cost                              $1,703     $1,899     $1,699
                                                        ============================

      Net pension cost includes the following components for the years ended December 31:


                                    2002     2001      2000
                                    ----     ----      ----
                                   (Dollars in Thousands)

      Service cost                 $ 513    $ 378     $ 364
      Interest cost                  438      381       362
      Expected return on assets     (374)    (444)     (365)
      Actuarial loss                  (7)     (86)      (59)
      Transition obligation          (12)     (12)      (12)
                                   ------------------------
      Net periodic pension cost    $ 558    $ 217     $ 290
                                   ========================

      The following actuarial assumptions were used for the years ended December 31:


                                          2002     2001     2000
                                          ----     ----     ----

      Weighted-average assumption:
        Discount rate                     7.00%    7.75%    7.75%
        Expected return on plan assets    8.00%    8.00%    8.00%
        Rate of compensation increase     5.50%    5.50%    5.50%

      Postretirement Benefits - The Company provides postretirement life insurance benefits to employees based on the employee's salary at time of retirement. The accrual of postretirement benefits other than pension expense is made during the years an employee provides service. The following sets forth the funded status:


                                               December 31,
                                          ----------------------
                                              2002      2001
                                              ----      ----
                                          (Dollars in Thousands)

      Benefits obligation                    $ 530     $ 425
      Fair value of plan assets                  -         -
                                             ---------------
      Funded status                          $(530)    $(425)
                                             ---------------
      Accrued benefit costs                  $(381)    $(327)
                                             ===============

      Weighted-average assumptions:
        Discount rate                         6.75%     7.00%
        Expected return on plan assets        7.75%     8.00%
        Rate of compensation increase         5.00%     6.00%

        Benefit cost                         $  48     $  48
        Benefit paid                            54        58

      Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2002 and 2001, the Company had accrued $1,702,822 and $1,747,695, respectively, relating to these benefits. Amounts charged to expense were $23,150, $180,000 and $190,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      401(k) - Employees are eligible to participate in a 401(k) plan through SBERA. During 2000, the Company began making a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan. The Company's contribution to the plan were $112,906 and $50,494, for the years ended December 31, 2002 and 2001.

14.   REGULATORY CAPITAL

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2002, the most recent notification from The Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2002 and 2001 are also presented in the table.


                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                Minimum           Capitalized
                                                                              For Capital         Under Prompt
                                                                               Adequacy            Corrective
                                                           Actual              Purposes        Action Provisions
                                                     ------------------    ----------------    -----------------
                                                      Amount      Ratio    Amount     Ratio    Amount      Ratio
                                                      ------      -----    ------     -----    ------      -----
                                                                        (Dollars in Thousands)

      December 31, 2002:
        Total Capital (to Risk Weighted Assets):
          Consolidated                               $129,371    29.78%    $34,751    8.00%        N/A        -
          Bank                                         78,479    19.44      32,303    8.00     $40,379    10.00%
        Tier I Capital (to Risk Weighted Assets):
          Consolidated                                124,968    28.77      17,375    4.00         N/A        -
          Bank                                         74,076    18.35      16,151    4.00      24,227     6.00
        Tier I Capital (to Average Assets):
          Consolidated                                124,968    15.65      31,942    4.00         N/A        -
          Bank                                         74,076     9.93      29,839    4.00      32,299     5.00


                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                Minimum           Capitalized
                                                                              For Capital         Under Prompt
                                                                               Adequacy            Corrective
                                                           Actual              Purposes        Action Provisions
                                                     ------------------    ----------------    -----------------
                                                      Amount      Ratio    Amount     Ratio    Amount      Ratio
                                                      ------      -----    ------     -----    ------      -----
                                                                        (Dollars in Thousands)

      December 31, 2001:
        Total Capital (to Risk Weighted Assets):
          Consolidated                               $133,838    28.98%    $36,946    8.00%        N/A        -
          Bank                                         75,478    17.14      35,229    8.00     $44,036    10.00%
        Tier I Capital (to Risk Weighted Assets):
          Consolidated                                129,742    28.09      18,475    4.00         N/A        -
          Bank                                         71,382    16.21      17,614    4.00      26,421     6.00
        Tier I Capital (to Average Assets):
          Consolidated                                129,742    17.27      30,050    4.00         N/A        -
          Bank                                         71,382     9.96      28,667    4.00      35,834     5.00

15.   INCOME TAXES


Income taxes (benefit) consist of the following:

                                            Years Ended December 31,
                                          ----------------------------
                                            2002        2001      2000
                                            ----        ----      ----
                                                 (in Thousands)

      Current tax provision (benefit):
        Federal                           $4,740     $ (352)    $3,246
        State                                342          7          -
                                          ----------------------------
      Total                                5,082       (345)    $3,246
                                          ----------------------------

      Deferred tax provision (benefit):
        Federal                           (2,843)     2,857        (61)
        State                                  -          -          -
                                          ----------------------------
      Total                               (2,843)     2,857        (61)
                                          ----------------------------
      Total                               $2,239     $2,512     $3,185
                                          ============================

      The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:


                                                     Years Ended December 31,
                                                     ------------------------
                                                     2002     2001     2000
                                                          (in Thousands)

        Statutory federal income tax rate            34.0%    34.0%    34.0%
      Increase (decrease) resulting from:
          State taxes, net of federal tax benefit     3.6%     0.0%     0.0%
          Dividends received deduction               (0.5%)    0.4%    (0.2%)
          Other, net                                 (1.5%)   (1.0%)    0.6%
                                                     ----------------------
        Effective tax rates                          35.6%    33.4%    34.4%
                                                     ======================

      Cash paid for income taxes for the years ended December 31, 2002, 2001 and 2000 was $4.6 million, $200,000 and $3.3 million, respectively.

      The tax effects of each type of income and expense item that give rise to deferred taxes are as of:



                                                  Years Ended December 31,
                                                  ------------------------
                                                      2002        2001
                                                       (in Thousands)

      Net unrealized loss (gain) on securities
       available for sale                           $  (682)    $  (959)
      Depreciation                                      (71)       (192)
      Allowance for loan loss                        (1,642)     (2,976)
      Deferred income                                 1,520       1,290
      Employee benefit plans                            602       1,257
      Other                                           1,558        (255)
      Net deferred tax asset (liability)            -------------------
                                                    $ 1,285     $(1,835)
                                                    ===================

      A summary of the change in the net deferred tax asset is as follows:


                                          Years Ended December 31
                                          -----------------------
                                              2002        2001
                                              ----        ----
                                                (in Thousands)

      Balance at beginning of year          $(1,835)    $ 1,326
      Deferred tax (benefit) provision        2,843      (2,857)
      Net unrealized (loss) gain
       on securities available for sale         277        (304)
                                            -------------------
      Balance at end of year                $ 1,285     $(1,835)
                                            ===================

      Massachusetts legislation was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation includes a retroactive effective date that reaches back to 2002 and prior years. Accordingly, the Company recorded an additional liability for prior years taxes, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from a REIT of approximately $2.9 million in the first quarter of 2003.

      The company is reviewing the retroactive effect of the legislation with its legal advisors and intends to defend vigorously its position that the deductibility of dividends received from Elm Street was fully compliant with Massachusetts law at the time.

      The federal income tax reserve for loan losses at the Bank's base year is $5.8 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of approximately $2.4 million has not been provided.

16.   TRANSACTIONS WITH DIRECTORS AND TRUSTEES

      The Company has had, and expects to have in the future, loans with its directors, trustees, and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:


                                               Years Ended
                                               December 31,
                                      -----------------------------
                                      2002        2001        2000
                                              (In Thousands)

      Balance, beginning of year    $ 1,570     $ 3,647     $ 3,589
      New loans granted               1,487         283         414
      Repayments of principal          (604)     (2,360)       (356)
                                    -------------------------------
      Balance, end of year          $ 2,453     $ 1,570     $ 3,647
                                    ===============================

17.   COMMITMENTS AND CONTINGENCIES

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

      Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:


                                          December 31,
                                       ------------------
                                        2002       2001
                                        ----       ----
                                         (In Thousands)

      Commitments to extend credit:
        Unused lines of credit         $62,437    $57,773
        Mortgage commitments               687      1,315
        Existing loan agreements           992      1,696
        Standby letters of credit        1,300      1,073


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

      The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2007. Certain of the leases provide for renewal periods for up to fifteen years at the discretion of the Company. Rent expense under operating leases was $179,089, $171,246, and $165,620, for the years ended December 31, 2002, 2001, and 2000, respectively.

      Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2002, are as follows:


                       (In Thousands)

            2003            $181
            2004              93
            2005              89
            2006              89
            2007               7
                            ----
                            $459
                            ====

18.   CONCENTRATIONS OF CREDIT RISK

      Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2002 and 2001, the Company's residential and commercial related real estate loans represented 72% and 75% of total loans, respectively. The Company's policy for collateral requires that the amount of the loan may not exceed 95% and 80% of the appraised value of the property for residential and commercial real estate, respectively; at the date the loan is granted. For residential loans, in cases where the loan exceeds the percentage, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

19.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Customer Repurchase Agreements - The fair value of these agreements is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered.

      Borrowings - The estimated fair value of borrowings is based upon the discounted value of contractual cash flows. The discount rate is estimated using Federal Home Loan Bank advance rates currently offered for borrowings with similar maturities.

      Commitments to Extend Credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Such differences are not considered significant.

      The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                   2002                      2001
                                          ----------------------    ---------------------
                                          Carrying    Estimated     Carrying    Estimated
                                            Value     Fair Value      Value     Fair Value
                                          ------------------------------------------------
                                                           (In Thousands)

      ASSETS:
        Cash and cash equivalents         $ 56,575     $ 56,575    $ 57,035    $ 57,035
        Securities:
          Available for sale                79,842       79,842      74,184      74,184
          Held to maturity                  45,960       46,582      45,614      46,155
        Mortgage backed securities:
          Available for sale                90,468       90,468      87,150      87,150
          Held to maturity                 159,339      161,497      81,007      81,367

        Federal Home Loan Bank and
         other stock                         3,933        3,933       3,634       3,634

        Loans - net                        357,155      370,963     413,546     419,570

        Accrued interest and dividends       3,937        3,937       4,201       4,201

      LIABILITIES:
        Deposits                           656,065      659,586     637,109     641,409
        Customer repurchase agreements       8,724        8,724       6,061       6,061
        Borrowings                          15,000       15,000           -           -
        Accrued interest payable                18           18          28          28

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

20.   SEGMENT INFORMATION

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

      The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2002, 2001 and 2000, there is no customer that accounted for more than 10% of the Company's revenue.

21.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The balance sheets of the Company are as follows:


                                                                     December 31,
                                                                 --------------------
                                                                   2002        2001
                                                                   ----        ----

                                                                    (In Thousands)
      ASSETS:
        Due from banks                                           $    660    $      -
        Securities available for sale at estimated fair value      15,232           -
        Investment in subsidiaries                                111,027     131,317
                                                                 --------------------
            TOTAL ASSETS                                         $126,919    $131,317
                                                                 ====================

      LIABILITIES AND EQUITY:
        Liabilities                                                   220           -
        Equity                                                    126,699    $131,317
                                                                 --------------------
            TOTAL LIABILITIES AND EQUITY                         $126,919    $131,317
                                                                 ====================


                                                                December 31,
                                                             -----------------
                                                              2002       2001
                                                              ----       ----
                                                              (In Thousands)

      INTEREST AND DIVIDEND INCOME:
        Securities                                           $  232     $    -
        Interest-bearing deposits                                88          -
                                                             -----------------
            Total Interest and Dividend Income                  320          -
                                                             -----------------

      NONINTEREST EXPENSE:
        Salaries and employee benefits                          309          -
        Other                                                   251          -
                                                             -----------------
            Total noninterest expense                           560          -
                                                             -----------------

      INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES AND BENEFIT FOR INCOME TAX              (240)         -

      EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES                                        4,200      5,017

      INCOME TAX (BENEFIT)                                      (84)         -
                                                             -----------------

      NET INCOME                                             $4,044     $5,017
                                                             =================

      The statement of cash flows of the Company are as follows:


                                                           Years Ended       Years Ended
                                                           December 31,      December 31,
                                                               2002              2001
                                                          (In Thousands)    (In Thousands)

      OPERATING ACTIVITIES:

        Net Income                                           $ 4,044           $ 5,017
        Equity in undistributed earnings of subsidiary        (4,200)           (5,017)
        Increase in other liabilities                            220                 -
        Net transfers from subsidiaries                       23,695                 -
                                                             -------------------------
        Net cash provided by operating activities             23,759                 -
                                                             -------------------------

      INVESTING ACTIVITIES - Purchases of securities         (15,000)                -
                                                             -------------------------

      FINANCING ACTIVITIES:
        Cash dividends paid                                   (1,588)                -
        Other, net                                            (6,512)                -
                                                             -------------------------

            Net cash used by financing activities             (8,099)                -
                                                             -------------------------

      NET INCREASE IN CASH AND
       CASH EQUIVALENT                                           660                 -

      CASH AND CASH EQUIVALENTS:
        Beginning of year                                          -                 -
                                                             -------------------------
        End of period                                        $   660           $     -
                                                             =========================

22.   OTHER NONINTEREST EXPENSE

      Indirect auto lending processing charges, as a component of other noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income in 2001 and 2000. It is not shown separately on the consolidated statements of income. Indirect auto lending processing charges of approximately $719,000 and $746,000 were recorded for the years ended December 31, 2001 and 2000, respectively. There is no item that as a component of noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income in 2002.

23.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                             2002
                                          -------------------------------------------
                                           First      Second       Third      Fourth
                                          Quarter     Quarter     Quarter     Quarter
                                          -------------------------------------------

      Interest and dividend income        $11,107     $10,965     $10,745     $10,196
      Interest Expense                      5,012       4,811       4,637       4,315
                                          -------------------------------------------

      Net interest and dividend income      6,095       6,154       6,108       5,881
                                          -------------------------------------------

      Provision for loan losses               300         200         234         200
      Noninterest income                      379         384         417         208
      Gains (losses) on sales and
       writedowns of securities              (248)       (509)       (139)       (854)
      Noninterest expense                   4,276       4,270       4,220       3,893
                                          -------------------------------------------

      Income before income taxes            1,650       1,559       1,932       1,142

      Income taxes                            563         531         661         484
                                          -------------------------------------------
      Net income                          $ 1,087     $ 1,028     $ 1,271     $   658
                                          ===========================================


                                                             2001
                                          -------------------------------------------
                                           First      Second       Third      Fourth
                                          Quarter     Quarter     Quarter     Quarter
                                          -------------------------------------------

      Interest and dividend income        $12,260     $12,016     $11,697     $11,569
      Interest Expense                      6,842       6,582       5,989       5,588
                                          -------------------------------------------

      Net interest and dividend income      5,418       5,434       5,708       5,981
                                          -------------------------------------------

      Provision for loan losses               328         272         530         500
      Noninterest income                      356         314         354         662
      Gains (losses) on sales and
       writedowns of securities                29         141         452         208

      Noninterest expense                   3,563       3,935       3,762       4,639
                                          -------------------------------------------
      Income before income taxes            1,912       1,682       2,222       1,712

      Income taxes                            650         572         758         531
                                          -------------------------------------------

      Net income                          $ 1,262     $ 1,110     $ 1,464     $ 1,181
                                          ===========================================