Form 10-Q
period 2003-03-31
WESTFIELD FINANCIAL INC
filed 2003-05-14
CIK 1157647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           -----------------------
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              ------  ------

                      Commission file number 001-16767

                          Westfield Financial, Inc.
           (Exact name of registrant as specified in its charter)

         Massachusetts                              73-1627673
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No[ ].

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               Outstanding at
                  Class                         May 9, 2003
                  -----                        --------------
                  Common                         10,213,110

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2003 and December 31, 2002

         Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2003 and 2002.

         Consolidated Statements of Changes in Equity (Unaudited) -Three Months ended March 31, 2003

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2003 and 2002

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

Certifications

Exhibits

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in Thousands Except Share Data)


                                                                  March 31    December 31
                                                                    2003          2002
                                                                  --------    -----------

ASSETS

Cash and due from Banks                                           $ 16,261     $ 11,975

Federal funds sold                                                  20,940       37,233

Interest-bearing deposits                                           19,707        7,367
                                                                  --------     --------
      CASH AND CASH EQUIVALENTS                                     56,908       56,575
                                                                  --------     --------

SECURITIES:
Available for sale-at estimated fair value                          52,329       79,842

Held to maturity-at amortized cost (estimated fair value
 of $56,996 in 2003, and $46,582 in 2002)                           56,453       45,960

MORTGAGE BACKED SECURITIES:
Available for sale-at estimated fair value                          84,684       90,468

Held to maturity-at amortized cost (estimated fair value
 of $174,914 in 2003, and $161,497 in 2002)                        173,237      159,339

FEDERAL HOME LOAN BANK OF
 BOSTON AND OTHER STOCK                                              4,237        3,933

LOANS - Net of allowance for loan losses of $4,238 in 2003
 and $4,325 in 2002                                                346,713      357,155

PREMISES AND EQUIPMENT, NET                                         12,696       12,851

ACCRUED INTEREST AND DIVIDENDS                                       4,354        3,937

CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE                   15,701            -

OTHER ASSETS                                                         7,662        2,920
                                                                  --------     --------

TOTAL ASSETS                                                      $814,974     $812,980
                                                                  ========     ========

LIABILITIES AND EQUITY

LIABILITIES

DEPOSITS:
  Noninterest bearing                                             $ 54,508     $ 54,736
  Interest bearing                                                 604,177      601,329
                                                                  --------     --------
      Total deposits                                               658,685      656,065
                                                                  --------     --------

CUSTOMER REPURCHASE AGREEMENTS                                      11,066        8,724

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                           15,000       15,000

OTHER LIABILITIES                                                    7,959        6,492
                                                                  --------     --------

TOTAL LIABILITIES                                                  692,710      686,281
                                                                  --------     --------

EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding                                                        -            -
Common stock - $.01 par value, 10,580,000 shares authorized
 10,213,110 and 10,199,850 shares issued
 at March 31, 2003 and December 31, 2002, respectively                 106          108
Additional paid-in capital                                          50,153       50,140
Unallocated Common Stock of Employee Stock Ownership Plan           (5,427)      (5,621)
Unearned Compensation                                               (2,489)      (2,731)
Retained Earnings                                                   82,130       84,264
Restricted shares reserved for benefit
 plans - 174,400 shares at March 31, 2003
 and 45,700 shares at December 31, 2002                             (2,681)        (679)
Accumulated other comprehensive income, net                            472        1,218
                                                                  --------     --------

      Total Equity                                                 122,264      126,699
                                                                  --------     --------

TOTAL LIABILITIES AND EQUITY                                      $814,974     $812,980
                                                                  ========     ========

    See accompanying notes to unaudited consolidated financial statements

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Operations - Unaudited
                  (Dollars in Thousands Except Share Data)


                                                         Three Months
                                                        Ended March 31
                                                     2003           2002
                                                     ----           ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans       $ 4,257        $ 5,306
  Securities and mortgage backed securities            3,551          3,494
  Consumer loans                                         777          1,143
  Commercial and industrial loans                        888            851
  Federal funds sold                                      56            101
  Stocks                                                  95            117
  Interest bearing deposits                               49             95
                                                     -------        -------

      Total interest and dividend income               9,673         11,107
                                                     -------        -------

INTEREST EXPENSE:
  Deposits                                             3,791          4,969
  Customer repurchase agreements                          55             43
  Other borrowings                                       111              -
                                                     -------        -------

      Total interest expense                           3,957          5,012

      Net interest and dividend income                 5,716          6,095

PROVISION FOR LOAN LOSSES                                200            300
                                                     -------        -------

      Net interest and dividend income after
       provision for loan losses                       5,516          5,795
                                                     -------        -------

NONINTEREST INCOME:
  Bank owned life insurance                              164              -
  Service charges and fees                               460            379
  Securities gains (losses), net                          60           (248)
                                                     -------        -------

      Total noninterest income                           684            131
                                                     -------        -------

NONINTEREST EXPENSE:
  Salaries and employees benefits                      2,406          2,346
  Occupancy                                              439            421
  Computer operations                                    400            363
  Stationery, supplies, and postage                      151            114
  Other                                                1,233          1,032
                                                     -------        -------

      Total noninterest expense                        4,629          4,276
                                                     -------        -------

INCOME BEFORE INCOME TAXES                             1,571          1,650

INCOME TAXES                                           3,177            563
                                                     -------        -------

NET (LOSS) INCOME                                    $(1,606)       $ 1,087
                                                     =======        =======

Basic and diluted (loss) earnings per share          $ (0.16)       $  0.10
Average shares outstanding                        10,104,737     10,494,900

    See accompanying notes to unaudited consolidated financial statements

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - UNAUDITED
                           (Dollars in Thousands)


                                                                                            Restricted      Accumulated
                                      Additional                                              Shares           Other
                             Common    Paid-In     Unallocated     Unearned     Retained   Reserved For    Comprehensive
                             Stock     Capital         ESOP      Compensation   Earnings   Benefit Plans       Income      Total
                             ------   ----------   -----------   ------------   --------   -------------   -------------   -----

Balance at January 1, 2003    $108      $50,140      $(5,621)      $(2,731)     $ 84,264     $  (679)          $1,218     $126,699

Comprehensive loss:
  Net loss                       -            -            -             -        (1,606)          -                -       (1,606)
    Unrealized losses on
     securities arising
     during the period,
     net of tax benefit
     of $391                     -            -            -             -             -           -             (707)        (707)
    Reclassification for
     gains included in
     net income net of
     taxes $(21)                 -            -            -             -             -           -              (39)         (39)
                                                                                                                          --------
Comprehensive loss                                                                                                          (2,352)
Activity related to common
 stock issued as employee
 incentives                     (2)          13          194           242             -      (2,002)               -       (1,555)
Cash dividends declared          -            -            -             -          (528)          -                -         (528)
                              ----      -------      -------       -------      --------     -------           ------     --------
Balance at March 31, 2003     $106      $50,153      $(5,427)      $(2,489)     $(82,130)    $(2,681)          $  472     $122,264
                              ====      =======      =======       =======      ========     =======           ======     ========

          See accompanying notes to unaudited financial statements

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in Thousands)


                                                                        Three Months
                                                                       Ended March 31,
                                                                      2003         2002
                                                                      ----         ----

OPERATING ACTIVITIES

Net (loss) income                                                   $ (1,606)    $  1,087
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities
Provision for loan losses                                                200          300
Valuation adjustment of other real estate owned                            -          (77)
Depreciation of premises and equipment                                   270          263
Net amortization of premiums and discounts on securities,
 mortgage backed securities and mortgage loans                           544           89
Loss on sale of securities-net                                            60          248
Deferred income tax provision                                         (1,065)      (3,677)
Changes in assets and liabilities:
  Accrued interest and dividends                                        (417)         (26)
  Bank owned life insurance                                          (15,701)           -
  Other assets                                                        (3,353)         203
  Other liabilities                                                    1,560        2,521
                                                                    --------     --------

      Net cash (used in) provided by operating activities            (19,508)         930
                                                                    --------     --------

INVESTING ACTIVITIES:

Securities, held to maturity:
  Purchases                                                          (14,496)      (4,996)
  Proceeds from calls, maturities and principal collections            4,005       11,029
Securities, available for sale:
  Purchases                                                           (4,221)     (23,098)
  Proceeds from sales                                                 20,264          549
  Proceeds from calls, maturities and principal collections           10,882        5,119
Mortgage backed securities, held to maturity
  Purchases                                                          (33,626)     (18,256)
  Principal collections                                               19,333        7,940
Mortgage backed securities, available for sale
  Purchases                                                           (8,230)     (13,268)
  Proceeds from sales                                                  3,174            -
  Principal collections                                               10,050        9,101
Purchase of Federal Home Loan Bank of Boston and other stock            (304)        (299)
Net increase in loans                                                 10,246        9,297
Proceeds from sale of other real estate owned                              -           37
Net purchases of premises and equipment                                 (115)         (73)
                                                                    --------     --------

      Net cash provided by (used in) investing activities             16,962      (16,918)
                                                                    --------     --------

FINANCING ACTIVITIES:

  Increase in deposits                                                 2,620        3,886
  Increase in customer repurchase agreements                           2,342        1,405
  Purchase of common stock in connection with employee
   benefit plans                                                      (2,002)           -
  Cash dividends paid                                                   (528)           -
  Stock issuance costs                                                     -          (97)
  Other changes in equity associated with employee benefit plans         447            -
                                                                    --------     --------

      Net cash provided by financing activities                        2,879        5,194
                                                                    --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     333      (10,794)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                 56,575       57,035
                                                                    --------     --------

  End of period                                                     $ 56,908     $ 46,241
                                                                    ========     ========

    See accompanying notes to unaudited consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank formed a wholly owned subsidiary, Elm Street Real Estate
Investments Inc. (the "REIT").  The REIT is 99.9% owned by the Bank.

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

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the fair value of financial instruments and the allowance for loan losses.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2003, and the results of operations, changes in stockholders' equity, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2003. Certain information and disclosures not normally included in financial statements prepared in accordance with "U.S. GAAP" have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the determination of fair value of financial instruments and the allowance for loan losses.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" ("SFAS No. 146"). The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and became effective for exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contract that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 became effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for financial statements of interim and annual periods ended after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, "consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIEs"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both.
A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation No. 46 became effective for new VIEs established subsequent to February 1, 2003 and must be adopted for existing VIEs by July 1, 2003. The Company does not invest in investment structures that require analysis under this Interpretation.

The adoption of the effective provisions of these standards did not have a material effect on the Company's unaudited consolidated financial statements as of March 31, 2003. The adoption of the remaining provisions of these standards is not expected to have a material effect on its consolidated financial statements.

2.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned.

At March 31, 2003, 448,000 options to purchase common stock granted under the Company's stock option plan but not yet exercised and 189,800 contingently returnable restricted shares are antidilutive due to the loss from operations, and therefore not considered for the diluted (loss) earnings per share calculation. At March 31, 2002 there were no potentially dilutive common shares included in diluted earnings per share as there were no potential common shares outstanding.

3.  STOCK OPTIONS

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grants dates for awards under the plan consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148 the Company's net loss (in thousands) and loss per share would have been adjusted to the pro forma amounts indicated below:


                                      Three Months Ended
                                        March 31, 2003
                                        --------------

      Net loss as reported                 $(1,606)

        Less:  Compensation expense
        Determined under fair value
        based method for all awards,
        net of tax effects                     (56)
      --------------------------------------------
          Pro forma                        $(1,662)

      Net loss per share
        Basic and diluted as reported      $ (0.16)
          Pro forma                          (0.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.


                                  Three Months Ended
                                    March 31, 2003
                                  --------------

      Dividend yield                  1.25%
      Expected life in years            10 years
      Expected volatility               18%
      Risk-free interest rate         4.00%

There were no stock options outstanding as of March 31, 2002.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES

Westfield Financial's critical policies given its current business strategy and asset/liability structure are revenue recognition on loans, the accounting for allowance for loan losses and provision for credit loans, the classification of securities as either held to maturity or available for sale, and the evaluation of securities for other than temporary impairment. In addition to the information disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company's Board of Directors.

Westfield Financial's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgement of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by Westfield Financial. The compensation is paid to an automobile dealer shortly after the loan is originated. Westfield Financial records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the consumer.

Westfield Financial's methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in non performing loans expected to result from existing condition), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

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

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.
The Company evaluates whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgements are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are determined to be other than temporary are charged to operations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets increased $2.0 million to $815.0 million at March 31, 2003 from $813.0 million at December 31, 2002. Securities decreased $8.9 million, or 2.4%, to $366.7 million at March 31, 2003 from $375.6 million at December 31, 2002. Federal funds sold decreased from $37.2 million at December 31, 2002 to $20.9 million at March 31, 2003. Net loans during this period decreased by $10.5 million, or 2.9%, to $346.7 million at March 31, 2003, from $357.2 million at December 31, 2002. This decrease is primarily the result of our current residential real estate loan referral program with a third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by a third party mortgage company. In connection with this referral program, Westfield Bank receives fee income for each of the loans originated by the third party mortgage company. Westfield Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. Commercial and industrial loans increased $10.1 million from $62.0 million at December 31, 2002 to $72.1 million at March 31, 2003. During the quarter ended March 31, 2003 the Bank invested $15.7 million in Bank Owned Life Insurance
(BOLI).

Asset growth was funded primarily by an increase of $2.6 million in deposits, to $658.7 million at March 31, 2003 from $656.1 million at December 31, 2002. Customer repurchase agreements increased $2.4 million to $11.1 million at March 31, 2003 from $8.7 million at December 31, 2002. A "Customer Repurchase Agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. Federal Home Loan Bank borrowings totaled $15.0 million at March 31, 2003 and December 31, 2002.

Stockholder's equity at March 31, 2003 and December 31, 2002 was $122.3 million and $126.7 million, respectively, which represented 15.0% and 15.6% of total assets. The change is comprised of a net loss of $1.6 million for the quarter ended March 31, 2003, a decrease in net unrealized gains on securities available for sale of $746,000 net of income taxes, the recording of the purchase of 128,700 shares of common stock for the Company's stock benefit plans amounting to $2.0 million and the declaration by the Board of Directors of a $0.05 per share, or $528,000, cash dividend paid on March 3, 2003.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General

The Company reported a net loss of $1.6 million or $0.16 per basic and diluted share compared to net income of $1.1 million or $0.10 per basic and diluted share for the same period in 2002.

The loss for the quarter ended March 31, 2003 was the result of Massachusetts legislation that was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received form Real Estate Trusts (REITs). Dividends from REIT subsidiaries are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction of its REIT subsidiary effective for the 2003 tax year.

In addition to the effect on 2003, the legislation includes a retroactive effective date that reaches back to 2002 and prior years. Accordingly, the Company recorded an additional liability for prior years taxes, including interest (net of any federal and state tax deductions associated with such taxes and interest) relating to deductions taken for dividends received from the REIT subsidiary of approximately $2.9 million in the first quarter of 2003.

Westfield Financial's first quarter results included an accrual of $2.9 million ($0.29 per basic share) representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's REIT subsidiary for 2002 and prior years.

The Company is reviewing the retroactive effect of the legislation with its legal advisors and intends to vigorously defend its position that the deductibility of dividends received from the REIT was fully compliant with Massachusetts law at the time.

Interest and Dividend Income

Total interest and dividends decreased $1.4 million, or 12.6%, to $9.7 million compared with $11.1 million for the same period in 2002. Interest and dividends on securities increased $57,000 to $3.6 million due to the increased average balance of securities and lower yields in such securities for the three months ended March 31, 2003 from $3.5 million for the three months ended March 31, 2002. Interest income on loans decreased $1.4 million due to the lower balance of loans and the lower interest rate environment.

The average balance of interest earning assets increased $12.8 million, or 1.7%. However the yield on interest earning assets decreased from 5.90% for the quarter ended March 31, 2002 to 5.05% for the quarter ended March 31, 2003.

Interest Expense

Interest expense decreased $1.0 million, or 20.0%, to $4.0 million for the three months ended March 31, 2003 from $5.0 million for the same period in 2002. The average balance of total interest bearing deposits increased $11.7 million to $601.0 million for the quarter ended March 31, 2003 from $589.3 million for the quarter ended March 31, 2002, while the average cost of deposits decreased 84 basis points to 2.53%. The average balance of customer repurchase agreements and FHLB borrowings increased $19.1 million from $6.5 million for the three months ended March 31, 2002 to $25.6 million for the three months ended March 31, 2003 while the average cost decreased 7 basis points to 2.59%. This resulted in a $123,000 increase in the interest paid on customer repurchase agreements and Federal Home Loan Bank borrowings.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2003 was $5.7 million as compared to $6.1 million for 2002. Net interest rate spread decreased from 2.54% at March 31, 2002 to 2.53% at March 31, 2003.

Provision for Loan Losses

For the three month ended March 31, 2003, Westfield Bank provided $200,000 for loan losses, compared to $300,000 for the same period in 2002. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at March 31, 2003 was $4.2 million as compared to $4.3 million at December 31, 2002. The allowance for loan losses at the end of March 31, 2003 was 1.21% of total loans compared with 1.20% at the end of 2002.

Commercial real estate and commercial and industrial loans increased $11.9 million or 7.2% for the quarter ending March 31, 2003. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages, which declined by $17.1 million or 10.9% for the quarter ended March 31, 2003. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $41.2 million at December 31, 2002 to $35.9 million at March 31, 2003 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans remained relatively constant at $2.2 million for March 31, 2003 and $2.4 million for December 31, 2002.

As a result of the detailed allowance methodology and consideration of the above factors, management determined that an increase in the provision of $200,000 was appropriate.

Noninterest Income

Noninterest income increased $553,000 to $684,000 for the three months ended March 31, 2003 from $131,000 for the three months ended March 31, 2002. Security gains were $60,000 for the quarter ended March 31, 2003 compared to a net loss of $248,000 for the same period in 2002. The net loss in 2002 included a writedown of $304,000 of certain equity securities whose impairment was determined to be other than temporary. Also included in the increase was the result of income on Bank Owned Life Insurance of $164,000 for the quarter ended March 31, 2003 as compared to $0 for the quarter ended March 31, 2002 and commissions received of $85,000 for the quarter ended March 31, 2003 from the Bank's current residential loan program with a third party mortgage company as compared to $36,000 for the same period in 2002.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2003 was $4.6 million compared with $4.3 million for the same period in 2002. This was primarily the result of a $328,000 charge in 2003 to set up an accrual for interest related to the Commonwealth of Massachusetts REIT legislation as a result of the late taxes paid for years 1999 - 2002.

Income Taxes

Federal and state income taxes for the three months ended March 31, 2003 were $3.2 million compared to $563,000 for the same period in 2002. This increase was the result of establishing a liability for prior years' state taxes, net of federal tax effect, relating to the Commonwealth of Massachusetts REIT legislation.

The following tables set forth information relating to our average balance and net interest income at and for the three months ending March 31, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms and fees earned when real estate loans were prepaid or refinanced.


                                                                 Three Months Ending March 31:
                                                           2003                                  2002
                                                           ----                                  ----
                                                        Average     Avg Yield/                Average     Avg/Yield/
                                            Interest    Balance        Cost       Interest    Balance       Cost
                                            --------    -------     ----------    --------    -------     ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                       $   56     $ 21,415      1.05%       $   101     $ 24,231      1.67%
Investment Securities                         3,695      389,976      3.79          3,706      318,085      4.66
Loans                                         5,922      354,414      6.68          7,300      410,661      7.11
                                             ------     --------                  -------     --------

      Total Interest-Earning Assets          $9,673     $765,805      5.05%       $11,107     $752,977      5.90%
                                             ======     ========      ====        =======     ========      ====

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $  103     $ 41,315      1.00%       $   159     $ 38,363      1.66%
Savings Accounts                                118       46,698      1.01            110       42,559      1.03
Money Market Accounts                           530      145,059      1.46            635      128,104      1.98
Time Deposits                                 3,040      367,907      3.31          4,065      380,251      4.28
Repo's and Borrowings                           166       25,596      2.59             43        6,466      2.66
                                             ------     --------                  -------     --------

      Total Interest-Bearing Liabilities     $3,957     $626,575      2.53%       $ 5,012     $595,743      3.37%
                                             ------     --------                  -------     --------

Net Interest Income/Interest Rate Spread     $5,716                   2.53%       $ 6,095                   2.54%
                                             ======                   ----        =======                   ----
Net Interest Margin                                                   3.03%                                 3.27%
                                                                      ----                                  ----

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

* Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
* Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
*     The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

        Three Months Ended March 31, 2003 compared to March 31, 2002
                         Increase (decrease) due to:

                           (Dollars in thousands)


Interest-Earning Assets           Volume       Rate        Net
-----------------------           ------       ----        ---

Short Term Investments           $   (12)    $   (33)    $   (45)
Investment Securities                838        (849)        (11)
Loans                             (1,000)       (378)     (1,378)
                                 -------     -------     -------

Net Change in Income on
Interest-Earning Assets             (174)     (1,260)     (1,434)
                                 -------     -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                          12         (68)        (56)
Savings Accounts                      11          (3)          8
Money Market Accounts                 84        (189)       (105)
Time Deposits                       (132)       (893)     (1,025)
Repo's and Borrowings                127          (4)        123
                                 -------     -------     -------

Net Change in Expense on
Interest-Bearing Liabilities         102      (1,157)     (1,055)
                                 -------     -------     -------

Net Change in Interest Income    $  (276)    $  (103)    $  (379)
                                 =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity form the Federal Home Loan Bank at March 31, 2003 was approximately $79.9 million.

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

At March 31, 2003, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $121.3 million, or 28.12% of risk-weighted assets, and 15.05% of average assets. The Company had a risk-based total capital of $125.6 million and a risk-based capital ratio of 29.12%.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the three months ended March 31, 2003 and March 31, 2002.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. At March 31, 2003 the Company's lease obligations and credit commitments were $61.1 million.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of March 31, 2003, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management believes that there have been no significant changes in market risk since December 31, 2002 as discussed in the Company's most recent Form 10-K filed for the year ended December 31, 2002.

ITEM 4:

CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) promulgated pursuant to the Exchange Act, as of March 31, 2003 and concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in its reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)   Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1  Certifications of Chief Executive Officer and Chief
                  Financial Officer pursuant to   Section 906 of the
                  Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On March 5, 2003, the Company filed a current report on Form 8-K announcing the accrual of a REIT related state tax liability.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Westfield Financial, Inc.
                                  (Registrant)


                                  By: /s/ Donald A. Williams
                                      ------------------------------------
                                      Donald A. Williams
                                      President/Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/ Michael J. Janosco, Jr.
                                      --------------------------------------
                                      Michael J. Janosco, Jr.
                                      Vice President/Chief Financial Officer
                                      (Principal Accounting Officer)


                                  May 14, 2003

                               CERTIFICATIONS

I, Donald A. Williams certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westfield Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                    /s/ Donald A. Williams
                                       -------------------------------------
                                       Donald A. Williams
                                       President and Chief Executive Officer

                               CERTIFICATIONS

I, Michael J. Janosco, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westfield Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 14, 2003                    /s/ Michael J. Janosco, Jr.
                                       ------------------------------------
                                       Michael J. Janosco, Jr.
                                       Senior Vice President and Chief
                                       Financial Officer