Form 10-Q
period 2003-06-30
WESTFIELD FINANCIAL INC
filed 2003-08-14
CIK 1157647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           -----------------------
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                            Outstanding at
       Class                                August 11, 2003
       -----                                ---------------
       Common                                 10,011,210

                              TABLE OF CONTENTS



         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - June 30, 2003 and December 31, 2002

         Consolidated Statements of Operations (Unaudited) - Three and six months ended June 30, 2003 and 2002.

         Consolidated Statements of Changes in Equity (Unaudited) -Six Months ended June 30, 2003

         Consolidated Statements of Cash Flows (Unaudited) - Six Months ended June 30, 2003 and 2002


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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)


                                                                  June 30,    December 31,
                                                                    2003          2002
                                                                  --------    ------------

ASSETS

Cash and due from banks                                           $ 16,124      $ 11,975

Federal funds sold                                                  11,557        37,233

Interest-bearing deposits                                           22,922         7,367
                                                                  --------      --------
      CASH AND CASH EQUIVALENTS                                     50,603        56,575
                                                                  --------      --------

SECURITIES:
Available for sale-at estimated fair value                          49,672        79,842

Held to maturity-at amortized cost (estimated
fair value of $52,655 in 2003, and $46,582 in 2002)                 51,574        45,960

MORTGAGE BACKED SECURITIES:
Available for sale-at estimated fair value                          75,839        90,468

Held to maturity-at amortized cost (estimated
fair value of $176,381 in 2003, and $161,497 in 2002)              174,817       159,339

FEDERAL HOME LOAN BANK OF
BOSTON AND OTHER STOCK                                               4,237         3,933

LOANS - Net of allowance for loan losses of $4,348 in 2003
 and $4,325 in 2002                                                367,047       357,155

PREMISES AND EQUIPMENT, NET                                         12,517        12,851

ACCRUED INTEREST AND DIVIDENDS                                       3,650         3,937

CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE                   15,995             -

OTHER ASSETS                                                         3,969         2,920
                                                                  --------      --------

TOTAL ASSETS                                                      $809,920      $812,980
                                                                  ========      ========

LIABILITIES AND EQUITY

LIABILITIES

DEPOSITS:
  Noninterest bearing                                             $ 57,902      $ 54,736
  Interest bearing                                                 598,088       601,329
                                                                  --------      --------
      Total deposits                                               655,990       656,065
                                                                  --------      --------

CUSTOMER REPURCHASE AGREEMENTS                                       9,589         8,724

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                           15,000        15,000

OTHER LIABILITIES                                                    4,379         6,492
                                                                  --------      --------

TOTAL LIABILITIES                                                  684,958       686,281
                                                                  --------      --------

EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding                                                        -             -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 issued, and 10,038,710 and 10,154,150 outstanding at
 June 30, 2003 and December 31, 2002 , respectively                    106           106
Additional paid-in capital                                          47,473        49,463
Unallocated Common Stock of Employee Stock Ownership Plan           (5,427)       (5,621)
Unearned Compensation                                               (2,340)       (2,731)
Retained Earnings                                                   84,333        84,264
Accumulated other comprehensive income, net                            817         1,218
                                                                  --------      --------

      Total Equity                                                 124,962       126,699
                                                                  --------      --------

TOTAL LIABILITIES AND EQUITY                                      $809,920      $812,980
                                                                  ========      ========

See accompanying notes to unaudited consolidated financial statements

                 Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Income - Unaudited
                  (Dollars in thousands except share data)


                                                              Three Months                  Six Months
                                                             Ended June 30,               Ended June 30,
                                                           2003          2002          2003          2002
                                                           ----          ----          ----          ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans          $    3,978    $    5,183    $    8,235    $   10,489
  Securities and mortgage backed securities                  3,033         3,417         6,583         6,911
  Consumer loans                                               673         1,070         1,450         2,214
  Commercial and industrial loans                            1,042           970         1,931         1,821
  Federal funds sold                                            53            68           110           170
  Stocks                                                       132           166           227           282
  Interest bearing deposits                                     80            91           128           185
                                                        ----------    ----------    ----------    ----------

      Total interest and dividend income                     8,991        10,965        18,664        22,072
                                                        ----------    ----------    ----------    ----------

INTEREST EXPENSE:
  Deposits                                                   3,408         4,753         7,199         9,722
  Customer repurchase agreements                                55            58           110           101
  Other borrowings                                             112             -           223             -
                                                        ----------    ----------    ----------    ----------

      Total interest expense                                 3,575         4,811         7,532         9,823

      Net interest and dividend income                       5,416         6,154        11,132        12,249

PROVISION FOR LOAN LOSSES                                      150           200           350           500
                                                        ----------    ----------    ----------    ----------

      Net interest and dividend income after
       provision for loan losses                             5,266         5,954        10,782        11,749
                                                        ----------    ----------    ----------    ----------

NONINTEREST INCOME:
  Bank owned life insurance                                    196             -           360             -
  Net service charges and writedowns                           443           384           904           763
  Gain (loss) on sales/writedowns of securities, net            53          (509)          113          (757)
                                                        ----------    ----------    ----------    ----------

      Total noninterest income                                 692          (125)        1,377             6
                                                        ----------    ----------    ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                            2,491         2,300         4,897         4,646
  Occupancy                                                    445           459           884           879
  Computer operations                                          398           412           798           774
  Stationery, supplies and postage                             136           131           288           245
  Other                                                      1,008           968         2,240         2,001
                                                        ----------    ----------    ----------    ----------

      Total noninterest expense                              4,478         4,270         9,107         8,545
                                                        ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                   1,480         1,559         3,052         3,210

INCOME TAXES (BENEFIT)                                      (1,253)          531         1,925         1,094
                                                        ----------    ----------    ----------    ----------

NET INCOME                                              $    2,733    $    1,028    $    1,127    $    2,116
                                                        ==========    ==========    ==========    ==========

Basic and diluted earnings per share                    $     0.27    $     0.10    $     0.11    $     0.20

Basic weighted average shares outstanding               10,038,710    10,418,907    10,071,541    10,456,694

Diluted weighted average shares outstanding             10,163,254    10,418,907    10,168,769    10,456,694

See accompanying notes to unaudited consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - UNAUDITED
                           (Dollars in thousands)


                                                                                                        Accumulated
                                                  Additional                                               Other
                                         Common    Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                         Stock     Capital         ESOP      Compensation   Earnings    Income, Net      Total
                                         ------   ----------   -----------   ------------   --------   -------------     -----

Balance at January 1, 2003                $106      $49,463      $(5,621)      $(2,731)      $84,264       $1,218      $126,699

Comprehensive income:
  Net income                                 -            -            -             -         1,127            -         1,127
   Unrealized losses on securities
    Arising during the period, net
    of Tax benefit of $181                   -            -            -             -             -         (328)         (328)
  Reclassification for gains included
   in net income net of taxes $(40)          -            -            -             -             -          (73)          (73)
                                                                                                                       --------
Comprehensive income                                                                                                        726
                                                                                                                       --------

Activity related to common stock
Issued as employee incentives                -           10          194           391            -            -        (1,405)
Cash dividends declared                      -            -            -             -        (1,058)           -        (1,058)
                                          ----      -------      -------       -------       -------       ------      --------
Balance at June 30, 2003                  $106      $47,473      $(5,427)      $(2,340)      $84,333       $  817      $124,962
                                          ====      =======      =======       =======       =======       ======      ========

See accompanying notes to unaudited financial statements

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)



                                                                             Six  Months
                                                                             Ended June,
                                                                          2003         2002
                                                                          ----         ----

OPERATING ACTIVITIES

Net income                                                              $  1,127     $  2,116
Adjustments to reconcile net income to net cash
 provided by operating activities
Provision for loan losses                                                    350          500
Valuation adjustment of other real estate owned                                -          (77)
Writedown of securities                                                        -          837
Depreciation of premises and equipment                                       539          524
Net amortization of premiums and discounts on securities,
 mortgage backed securities and mortgage loans                             1,793          349
Gain on sale of OREO                                                           -          (62)
Net realized securities gains                                               (113)         (81)
Deferred income tax provision                                             (1,071)      (1,538)
Changes in assets and liabilities:
  Accrued interest and dividends                                             287          316
  Other assets                                                               281         (528)
  Other liabilities                                                       (2,113)         133
                                                                        --------     --------

      Net cash (used in) provided by operating activities                  1,080        2,489
                                                                        --------     --------

INVESTING ACTIVITIES:

Securities, held to maturity:
  Purchases                                                              (21,685)     (10,996)
  Proceeds from calls, maturities and principal collections               16,075       19,036

Securities, available for sale:
  Purchases                                                              (14,408)     (29,226)
  Proceeds from sales                                                     20,601        2,336
  Proceeds from calls, maturities and principal collections               24,250       14,010

Mortgage backed securities, held to maturity:
  Purchases                                                              (60,995)     (45,384)
  Principal collections                                                   44,267       17,444
Mortgage backed securities, available for sale:
  Purchases                                                              (14,408)     (20,612)
  Proceeds from sales                                                      3,114        9,083
  Principal collections                                                   24,637       18,458
Purchase of Federal Home Loan Bank of Boston and other stock                (304)        (299)
Net increase (decrease) in loans                                         (10,323)      13,001
Proceeds from sale of other real estate owned                                  -          363
Net purchases of premises and equipment                                     (205)        (116)
Bank owned life insurance                                                (15,995)           -
                                                                        --------     --------

      Net cash provided by (used in) investing activities                 (5,379)     (12,902)
                                                                        --------     --------

FINANCING ACTIVITIES:

  Increase (decrease) in deposits                                            (75)      10,929
  Increase (decrease) in customer repurchase agreements                      865        1,690
  Purchase of common stock in connection with employee benefit plans      (2,002)      (2,879)
  Cash dividends paid                                                     (1,058)        (529)
  Stock issuance costs                                                         -          (80)
  Other changes in equity associated with employee benefit plans             597            -
                                                                        --------     --------

      Net cash (used in) provided by financing activities                 (1,673)       9,131
                                                                        --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (5,972)      (1,282)

CASH AND CASH EQUIVALENTS
 Beginning of period                                                      56,575       57,035
                                                                        --------     --------

  End of period                                                         $ 50,603     $ 55,753
                                                                        ========     ========


See accompanying notes to unaudited consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. is a Massachusetts chartered corporation. The Company has a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Depositors Insurance Fund ("DIF"), a corporation formed by the Massachusetts legislature. The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earned by making loans to small and middle-market businesses and to residential property homeowners.

The Bank formed a wholly owned subsidiary, Elm Street Real Estate
Investments Inc. (the "REIT"). The REIT is 99.9% owned by the Bank. In 2003, the Bank formed another wholly owed subsidiary, Elm Street Securities Corporation, a Massachusetts chartered security corporation for the primary purpose of holding qualified investment securities.

Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp., Elm Street Securities Corp., and the REIT. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2003, and the results of operations, changes in stockholders' equity and comprehensive (loss) income and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIEs"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both.
A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation No. 46 became effective for new VIEs established subsequent to February 1, 2003 and was required to be adopted for existing VIEs on July 1, 2003.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The Company does not believe the adoption of the provisions of SFAS No. 149 will have a material effect on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No.
150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of the provisions of SFAS No. 150 will have a material effect on the Company's consolidated financial statements.

The adoption of the effective provisions of these standards did not have a material effect on the Company's unaudited consolidated financial statements as of June 30, 2003. The adoption of the remaining provisions of these standards is not expected to have a material effect on its consolidated financial statements.

3.    EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned.

At June 30, 2002 there were no potentially dilutive common shares included in diluted earnings per share as there were no potential common shares outstanding.

4.    STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock based compensation options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grants dates for awards under the plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income (in thousands) and income per share would have been adjusted to the pro forma amounts indicated below:


                                          Three Months Ended    Six Months Ended
                                            June 30, 2003         June 30, 2003
                                            -------------         -------------

      Net income as reported                    $2,733               $1,126

          Less:  Compensation expense
          determined under fair value
          based method for all awards,
          net of tax effects                       (54)                (108)
      ---------------------------------------------------------------------
            Pro forma                           $2,679               $1,018

      Net income per share
        Basic as reported                       $ 0.27               $ 0.11
      Pro forma                                   0.27                 0.10

        Diluted as reported                       0.27                 0.11
      Pro forma                                   0.26                 0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.


      Dividend yield                              1.21%
      Expected life in years                        10 years
      Expected volatility                           15%
      Risk-free interest rate                     3.58%


There were no stock options outstanding as of June 30, 2002.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements - This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

Westfield Financial's critical accounting policies given its current business strategy and asset/liability structure are revenue recognition on loans, the accounting for allowance for loan losses and provision for credit loans, the classification of securities as either held to maturity or available for sale, and the evaluation of securities for other than temporary impairment.

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

Westfield Financial's methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in non performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Securities, including mortgage backed securities, which management has the positive intent and ability to hold until maturity, are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. The Company has not sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. Westfield Financial does not acquire securities or mortgage backed securities for purposes of engaging in trading activities.

On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation to assess whether the decline in fair value is temporary or other than temporary. The Company evaluates whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgements are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are determined to be other than temporary are charged to operations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets decreased $3.1 million to $809.9 million at June 30, 2003 from $813.0 million at December 31, 2002. Securities decreased $23.7 million, or 6.3%, to $351.9 million at June 30, 2003 from $375.6 million at December 31, 2002. Federal funds sold decreased from $37.2 million at December 31, 2002 to $11.6 million at June 30, 2003. Net loans during this period increased by $9.8 million, or 2.7%, to $367.0 million at June 30, 2003, from $357.2 million at December 31, 2002. Residential real estate loans decreased $24.5 million to $133.4 million at June 30, 2003. This decrease is primarily the result of our current residential real estate loan referral program with a third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by a third party mortgage company. In connection with this referral program, Westfield Bank receives fee income for each of the loans originated by the third party mortgage company. Westfield Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. Indirect auto loans decreased $10.0 million to $23.8 million while commercial real estate loans increased $23.5 million to $124.4 million and commercial non real estate loans increased $21.2 million to $82.7 million at June 30, 2003 from $61.5 million at December 31, 2002, respectively. During the six month period ended June 30, 2003 the Bank invested $15.9 million in Bank Owned Life Insurance (BOLI).

Total deposits amounted to $656.0 million at June 30, 2003 and $656.1 million at December 31, 2002. Customer repurchase agreements increased $900,000 to $9.6 million at June 30, 2003 from $8.7 million at December 31, 2002. A "Customer Repurchase Agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. Federal Home Loan Bank borrowings totaled $15.0 million at June 30, 2003 and December 31, 2002.

Stockholder's equity at June 30, 2003 and December 31, 2002 was $125.0 million and $126.7 million, respectively, which represented 15.4% and 15.6% of total assets. The change is primarily comprised of a net income of $1.1 million for the six months ended June 30, 2003, a decrease in net unrealized gains on securities available for sale of $401,000 net of income taxes, the recording of the purchase of 128,700 shares of common stock for the Company's stock benefit plans amounting to $2.0 million and the declaration by the Board of Directors of a $0.05 per share dividend on January 28, 2003 and April 22, 2003 amounting to $1.1 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General

The Company reported a net income of $2.7 million or $0.27 per basic and diluted share compared to net income of $1.0 million or $0.10 per basic and diluted share for the same period in 2002.

The Company has entered into an agreement with the Massachusetts Department of Revenue ("DOR") to settle the issue related to taxes owed on dividends received from Bank's Real Estate Investment Trust ("REIT") subsidiary in 2002 and prior tax years. Under the agreement, the Company will pay 50% of the amount including interest that would have been owed under legislation that was enacted January 2003. The payment is a deductible expense for federal tax purposes.

During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit, related to the REIT. As a result of the settlement with the DOR, the Company's second quarter financial results includes a credit approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter.

Interest and Dividend Income

Total interest and dividends decreased $2.0 million, or 18.0%, to $9.0 million compared with $11.0 million for the same period in 2002. Interest and dividends on securities decreased $400,000 to $3.3 million for the three months ended June 30, 2003 from $3.7 million for the three months ended June 30, 2002. The average balance on securities increased; however, a decrease in the yield on securities caused total interest and dividend income to decline. Interest income on loans decreased $1.5 million due to the lower balance of loans and the lower interest rate environment.

The average balance of interest earning assets decreased $2.9 million and the yield on interest earning assets decreased from 5.77% for the quarter ended June 30, 2002 to 4.75% for the quarter ended June 30, 2003.

Interest Expense

Interest expense decreased $1.2 million, or 25.7%, to $ 3.6 million for the three months ended June 30, 2003 from $4.8 million for the same period in 2002. The average balance of total interest bearing deposits increased $1.0 million to $597.3 million for the quarter ended June 30, 2003 from $596.3 million for the quarter ended June 30, 2002, while the average cost of deposits decreased 91 basis points to 2.28%. The average balance of customer repurchase agreements and FHLB borrowings increased $18.2 million from $8.5 million for the three months ended June 30, 2002 to $26.7 million for the three months ended June 30, 2003 while the average cost decreased
22 basis points to 2.50%.   This resulted in a $109,000 increase in the
interest paid on customer repurchase agreements and Federal Home Loan Bank borrowings.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2003 was $5.4 million as compared to $6.2 million for 2002. Net interest rate spread decreased from 2.59% at June 30, 2002 to 2.46% at June 30, 2003.

Provision for Loan Losses

For the three month ended June 30, 2003, Westfield Bank provided $150,000 for loan losses, compared to $200,000 for the same period in 2002. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses was $4.3 million at June 30, 2003 and $4.2 million at March 31, 2003. The allowance for loan losses at the end of June 30, 2003 was 1.17% of total loans compared with 1.21% at March 31, 2003.

Commercial real estate and commercial and industrial loans increased $32.9 million or 19.0% for the quarter ending June 30, 2003. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages, which declined by $7.4 million or 5.2% for the quarter ended June 30, 2003. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased by $5.0 million to $30.9 million at June 30, 2003 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans decreased $100,000 to $2.1 million at June 30, 2003 from $2.2 million at March 31, 2003.

As a result of the detailed allowance methodology and consideration of the above factors, management determined that a provision of $150,000 was appropriate.

Noninterest Income

Noninterest income increased $817,000 to $692,000 for the three months ended June 30, 2003 from ($125,000) for the three months ended June
30, 2002. Security gains were $53,000 for the quarter ended June 30, 2003 compared to a net loss of $509,000 for the same period in 2002. The net loss in 2002 included a writedown of $533,000 of certain equity securities whose impairment was determined to be other than temporary. Also included in the increase was the result of income on Bank Owned Life Insurance of $196,000 for the quarter ended June 30, 2003 as compared to $0 for the quarter ended June 30, 2002 and commissions received from the Bank's current residential loan program with a third party mortgage company of $105,000 for the quarter ended June 30, 2003 as compared to $33,000 for the same period in 2002.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2003 was $4.5 million compared with $4.3 million for the same period in 2002. This was primarily the result of an increase in stock based benefit plan expense of $150,000 and an increase in charitable contributions of $108,000 as part of the Bank's 150 year anniversary celebration program during the second quarter of 2003. A partial reversal of an accrual for interest and penalties amounting to $153,000 was credited to noninterest expense as a result of an agreement with the Massachusetts Department of Revenue to settle the issue related to the Bank's REIT.

Income Taxes

For the three months ended June 30, 2003, the Company had a net Federal and State tax benefit of $1.3 million compared to Federal and State taxes of $531,000 for the same period in 2002. The decrease in net taxes was the result of a credit taken due to an agreement with the Massachusetts Department of Revenue to settle the issue related to taxes owed on dividends received form the Bank's REIT in 2002 and prior years.

The following tables set forth the information relating to our average balance and net interest income at and for the three months ended June 30, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                Three Months Ended June 30,

                                                            2003                                  2002
                                                            ----                                  ----
                                                         Average     Avg Yield/                 Average    Avg/Yield/
                                             Interest    Balance        Cost       Interest     Balance       Cost
                                             --------    -------     ----------    --------     -------    ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                        $   53     $ 20,053      1.06%       $    68     $ 16,463    1.65%
Investment Securities                          3,245      384,133      3.38          3,674      336,424    4.37
Loans                                          5,693      352,762      6.46          7,223      406,925    7.10
                                              ------     --------                  -------     --------
      Total Interest-Earning Assets           $8,991     $756,948      4.75%       $10,965     $759,812    5.77%
                                              ======     ========                  =======     ========
Interest-Bearing Liabilities
----------------------------

NOW Accounts                                  $   95     $ 42,322      0.90%       $   171     $ 40,226     1.70%
Savings Accounts                                 123       47,193      1.04            116       44,436     1.04
Money Market Accounts                            498      152,357      1.31            655      131,101     2.00
Time Deposits                                  2,692      355,392      3.03          3,811      380,546     4.01
Repurchase Agreements and Borrowings             167       26,730      2.50             58        8,544     2.72
                                              ------     --------                  -------     --------

      Total Interest-Bearing Liabilities      $3,575     $623,994      2.29%       $ 4,811     $604,853     3.18%
                                              ======     ========                  =======     ========

Net Interest Income/Interest Rate Spread      $5,416                   2.46%       $ 6,154                  2.59%
                                              ======                               =======
Net Interest Margin                                                    2.87%                                3.25%


<PAGE)  12


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

Three Months Ended June 30, 2003 compared to June 30, 2002
                         Increase (decrease) due to:

                           (Dollars in thousands)

Interest-Earning Assets                 Volume    Rate        Net
-----------------------                 ------    ----        ---

Short Term Investments                 $  15      $   (30)    $   (15)
Investment Securities                    521         (950)       (429)
Loans                                   (961)        (569)     (1,530)
                                       -----      -------     -------
Net Change in Income on
 Interest-Earning Assets                (425)      (1,549)     (1,974)
                                       -----      -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                               9          (85)        (76)
Savings Accounts                           7            0           7
Money Market Accounts                    106         (263)       (157)
Time Deposits                           (252)        (867)     (1,119)
Repurchase Agreements and Borrowings     123          (14)         109
                                       -----      -------     -------

Net Change in Expense on                  (7)      (1,229)     (1,236)
                                       -----      -------     -------

Interest-Bearing Liabilities


Net Change in Interest Income          $(418)     $  (320)    $  (738)
                                       =====      =======     =======

COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

General

The Company reported net income of $1.1 million or $0.11 per basic and diluted share compared to net income of $2.1 million or $0.20 per basic and diluted share for the same period in 2002.

As previously reported, the Company has entered into an agreement with the Massachusetts Department of Revenue ("DOR") to settle the issue related to taxes owed on dividends received from Bank's Real Estate Investment Trust ("REIT") subsidiary in 2002 and prior tax years. Under the agreement, the Company will pay 50% of the amount including interest that would have been owed under legislation that was enacted March 2003. The payment is a deductible expense for federal tax purposes.

During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit, related to the REIT. As a result of the settlement with the DOR, the Company's second quarter financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter.

Interest and Dividend Income

Total interest and dividend income decreased $3.4 million or 15.4% to $18.7 million for six months ended June 30, 2003 compared to $22.1 million for the same period in 2002. Interest and dividends on securities decreased $500,000 to $7.0 million, while interest income on loans decreased $2.9 million.

The decrease in interest and dividend income on securities and short term investments was the result of $60.3 million increase in the average balance of securities from $347.6 million for the six months ended June 30, 2002 to $407.9 million for the same period in 2003; however, a decrease of 89 basis points in the average yield on securities and short term investments from 4.34% for the period in 2002 to 3.45% for the same period in 2003 caused total interest and dividend income to decline.

The decrease in interest income on loans was primarily the result of a $2.0 million decrease in interest on residential real estate loans. This was the result of a decrease in total residential real estate loans from $187.0 million at June 30, 2002 to $133.4 million June 30, 2003 due to our current residential real estate loan referral program with a third party mortgage company. In addition, interest on consumer loans decreased by $800,000. This was primarily the result of a decrease in balances from $49.6 million on June 30, 2002 to $30.9 million on June 30, 2003, due to management's decision to curtail indirect automobile loan originations.

Interest Expense

Interest expense for the six months ended June 30, 2003 decreased $2.3 million from the comparable 2002 period. This was attributable to a decrease in average cost of interest-bearing liabilities of 86 basis points from 3.27% from the six months ended June 20, 2002 to 2.41% for the same period in 2003, partially offset by an increase of $24.5 million in the average balance of total interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended June 30, 2003 decreased $1.1 million or 9.0% from $12.2 million in 2002 to $11.1 million in 2003. The net interest rate spread, the difference between the average yield on average interest earning assets and the average cost of average total interest bearing liabilities, decreased 8 basis points to 2.49% for 2003 from 2.57% for 2002. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased 32 basis points to 2.95% for 2003 from 3.27% for the prior year comparable period.

Provision for Loan Losses

During the six months ended June 30, 2003, the Bank provided $350,000 for loan losses, compared to $500,000 for the comparable 2002 period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses at June 30, 2003 and December 31, 2002 was $4.3 million.

Commercial real estate and commercial and industrial loans at June 30, 2003 were $207.1 million, an increase of $39.4 million or 23.5% from June 30, 2002. Management considers these types of loans to contain more risk than conventional residential mortgages, which declined by $53.6 million or 28.7% from June 30, 2002 to June 30, 2003. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans.
Consumer loans decreased from $49.6 million at June 30, 2002 to $30.9 million at June 30, 2003 resulting in a decrease in the allowance requirement for consumer loans. Nonaccrual loans decreased $869,000 to $2.1 million at June 30, 2003 from $2.9 million at June 30, 2002. As a result of the detailed allowance methodology and consideration of the above factors, management determined that a provision for loan losses of $350,000 was appropriate.

The allowance for loan losses at the end of June 30, 2003 was 1.17% of total loans compared with 1.07% at June 30, 2002. The increase in the average ratio reflects the changes in the loan portfolio described above.

Noninterest Income

Noninterest income includes service fees on deposit accounts, other service charges and net gains and losses on sale and writedowns of securities. Total non-interest income increased $1,371,000 to $1,377,000 for the six months ended June 30, 2003 from $6,000 for the six months ended June 30, 2002. Net gain from sales of securities for the six months ended June 30, 2003 were $113,000 as compared to net losses from sales and writedowns of securities of $757,000 for the six months ended June 30, 2002. Included in the net loss for the 2002 period was a writedown of certain equity securities whose impairment was determined to be other than temporary of $837,000 and a net gain on sales of securities of $80,000.

Noninterest Expense

Total noninterest expense increased $562,000, or 6.6%, to $9.1 million for the six months ended June 30, 2003 compared with $8.5 million for the prior year. Salaries and benefits increased $251,000, or 5.4% to $4.9 million for the six months ended June 30, 2003 compared to $4.6 million for the 2002 period, reflecting normal salary increases and additional costs associated with the company's stock benefit plans. Other expenses increased $239,000, or 11.9%, from $2.0 million for the six months ended June 30, 2002 to $2.2 million for the same period in 2003. This increase was primarily the result of interest paid to the Commonwealth of Massachusetts in connection with the REIT settlement.

Income Taxes

Income taxes expense increased $831,000, or 76.0%, to $1.9 million for the six months ended June 30, 2003. The resulting 63.1% tax rate in 2003 was the result of the previously reported settlement with the Massachusetts Department of Revenue related to taxes owned on dividends received from the Bank's REIT subsidiary for 2002 and prior years.

The following tables set forth information relating to our average balance and net interest income at and for the six months ended June 30, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms and fees earned when real estate loans were prepaid or refinanced.


                                                                    Six Months Ended June 30,
                                                           2003                                  2002
                                                           ----                                  ----
                                                          Average   Avg Yield/                  Average   Avg/Yield/
                                            Interest      Balance      Cost      Interest       Balance     Cost
                                            --------      -------   ----------   --------       -------   ----------

                                                                       (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                      $   110      $ 20,730      1.06%      $   170      $ 20,326      1.67%

Investment Securities                         6,938       387,154      3.58         7,378       327,305      4.51
Loans                                        11,616       353,569      6.57        14,524       408,788      7.11
                                            -------      --------                 -------      --------

      Total Interest-Earning Assets         $18,664      $761,453      4.90%      $22,072      $756,419      5.84%
                                            =======      ========      ====       =======      ========      ====

Interest-Bearing Liabilities
----------------------------
NOW Accounts                                $   198      $ 41,821      0.95%      $   329      $ 39,299      1.67%
Savings Accounts                                240        46,450      1.03           227        43,503      1.04
Money Market Accounts                         1,029       148,728      1.38         1,290       129,611      1.99
Time Deposits                                 5,732       361,615      3.17         7,876       380,399      4.14
Repurchase Agreements and Borrowings            333        26,166      2.55           101         7,511      2.69
                                            -------      --------                 -------      --------

      Total Interest-Bearing Liabilities    $ 7,532      $624,780      2.41%      $ 9,823      $600,323      3.27%
                                            -------      --------      ----       -------      --------      ----


Net Interest Income/Interest Rate Spread    $11,132                    2.49%      $12,249                    2.57%
                                            =======                    ----       =======                    ----

Net Interest Margin                                                    2.95%                                 3.27%
                                                                       ----                                  ----


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


                              Six Months Ended June 30, 2003 compared to June 30, 2002
                                           Increase (decrease) due to:

                                              (Dollars in thousands)
Interest-Earning Assets                   Volume       Rate         Net
-----------------------                   ------       ----         ---

Short Term Investments                    $    3      $  (63)     $   (60)
Investment Securities                      1,349      (1,789)        (440)
Loans                                     (1,962)       (946)      (2,908)
                                          ------      ------       ------

Net Change in Income on
 Interest-Earning Assets                    (610)     (2,798)      (3,408)
                                          ------      ------       ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                  21        (152)        (131)
Savings Accounts                              15          (2)          13
Money Market Accounts                        190        (451)        (261)
Time Deposits                               (389)     (1,755)      (2,144)
Repurchase Agreements and Borrowings         251         (19)         232
                                          ------      ------       ------

Net Change in Expense on
Interest-Bearing Liabilities                  88      (2,379)      (2,291)
                                          ------      ------       ------

Net Change in Interest Income             $ (698)     $ (419)     $(1,117)
                                          ======      ======      =======


LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at June 30, 2003 was approximately $79.9 million.

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

At June 30, 2003, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $124.1 million, or 27.26% of risk-weighted assets, and 15.43% of average assets. The Company had a risk-based total capital of $128.6 million and a risk-based capital ratio of 28.23%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the six months ended June 30, 2003 and June 30, 2002.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at June 30, 2003 is shown below:


                                            After 1 Year   After 3 Years
                                  Within     but Within     but Within      After
                                   1 Year     3 Years        5 Years       5 Years      Total


LEASE OBLIGATIONS
  Operating lease obligations      $   123      $175          $ 52         $     -      $   350
                                   =======      ====          ====         =======      =======

CREDIT COMMITMENTS
  Available lines of credit        $34,738      $  -          $  -         $13,508      $48,246
  Other loan commitments            19,224         -             -           1,333       20,557
  Letters of Credits                 6,948         -             -             683        7,631
                                   -------      ----          ----         -------      -------
      Total                        $60,910      $  -          $  -         $15,524      $76,434
                                   =======      ====          ====         =======      =======


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2003, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management believes that there have been no significant changes in market risk since December 31, 2002 as discussed in the Company's most recent Form 10-K filed for the year ended December 31, 2002.

ITEM 4:

CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on May 30, 2003 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

      1.    Election of three candidates to the board of directors.

            The number of votes cast with respect to this matter is as follows:

                  Nominee                 For           Withheld
                  -------                 ---           --------

                  David C. Colton, Jr.    10,147,016     50,704
                  Mary C. O'Neil          10,145,380     52,340
                  Donald A. Williams      10,070,041    127,679

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      2. Approval of Article IX of the Westfield Financial, Inc. 2002 Stock Option Plan.

            The number of votes cast with respect to this matter was as follows:

                  For          Against    Abstain    Broker Non-Voted
                  ---          -------    -------    ----------------
                  2,771,695    142,531    32,452     1,643,642

      3. Approval of Article X of the Westfield Financial, Inc. Recognition and Retention Plan.

      The number of votes cast with respect to this matter was as follows:

                  For          Against    Abstain    Broker Non-Voted
                  ---          -------    -------    ----------------
                  2,556,039    218,344    32,742     1,783,195

Item 5.     Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1 Articles of Organization of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1, as filed with the Sec on August 28, 2001).

            3.2 Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1, as filed with the Sec on August 28, 2001).

            31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On April 25, 2003, the Company filed a current report on Form 8-K announcing earnings for the first quarter of fiscal year 2003.

            On June 25, 2003, the Company filed a current report on Form 8-K announcing an agreement with the Massachusetts Department of Revenue to settle the REIT related state tax liability.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Westfield Financial, Inc.
                                       (Registrant)

                                       By:  /s/ Donald A. Williams
                                            ________________________________
                                            Donald A. Williams
                                            President/Chief Executive
                                            Officer
                                            (Principal Executive Officer)


                                       By:  /s/ Michael J. Janosco, Jr.
                                            ________________________________
                                            Michael J. Janosco, Jr.
                                            Vice President/Chief Financial
                                            Officer
                                            (Principal Accounting Officer)


                                       August 14, 2003