Form 10-Q
period 2003-09-30
WESTFIELD FINANCIAL INC
filed 2003-11-14
CIK 1157647

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             Outstanding at
      Class                                 November 7, 2003
      -----                                 ----------------
      Common                                   10,520,300

                              TABLE OF CONTENTS



         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - September 30, 2003 and December 31, 2002

         Consolidated Statements of Operations (Unaudited) - Three and nine months ended September 30, 2003 and 2002

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Nine Months ended
         September 30, 2003

         Consolidated Statements of Cash Flows (Unaudited) - Nine Months ended September 30, 2003 and 2002


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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)


                                                                  September 30,    December 31,
                                                                       2003            2002
                                                                  -------------    ------------

ASSETS

Cash and due from banks                                             $ 14,091         $ 11,975

Federal funds sold                                                     7,592           37,233

Interest-bearing deposits                                             38,957            7,367
                                                                    --------         --------
      CASH AND CASH EQUIVALENTS                                       60,640           56,575
                                                                    --------         --------

SECURITIES:
Available for sale-at estimated fair value                            41,505           79,842

Held to maturity-at amortized cost (estimated
fair value of $66,412 in 2003, and $46,582 in 2002)                   65,254           45,960

MORTGAGE BACKED SECURITIES:
Available for sale-at estimated fair value                            85,095           90,468

Held to maturity-at amortized cost (estimated
fair value of $178,220 in 2003, and $161,497 in 2002)                177,470          159,339

FEDERAL HOME LOAN BANK OF
BOSTON AND OTHER STOCK                                                 4,237            3,933

LOANS - Net of allowance for loan losses of $4,467 in 2003
 and $4,325 in 2002                                                  345,705          357,155

PREMISES AND EQUIPMENT, NET                                           12,328           12,851

ACCRUED INTEREST AND DIVIDENDS                                         3,749            3,937

CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE                     16,209                -

OTHER ASSETS                                                           3,985            2,920
                                                                    --------         --------

TOTAL ASSETS                                                        $816,177         $812,980
                                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

DEPOSITS:
  Noninterest bearing                                               $ 55,895         $ 54,736
  Interest bearing                                                   597,256          601,329
                                                                    --------         --------
      Total deposits                                                 653,151          656,065
                                                                    --------         --------

CUSTOMER REPURCHASE AGREEMENTS                                        14,131            8,724

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                             20,000           15,000

OTHER LIABILITIES                                                      4,648            6,492
                                                                    --------         --------

TOTAL LIABILITIES                                                    691,930          686,281
                                                                    --------         --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding                                                          -                -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 issued, and 10,520,300 and 10,580,000 outstanding
 at September 30, 2003 and December 31, 2002, respectively               106              106
Additional paid-in capital                                            47,473           49,463
Unallocated common stock of employee stock ownership plan             (5,427)          (5,621)
Unearned compensation                                                 (2,224)          (2,731)
Retained earnings                                                     84,855           84,264
Accumulated other comprehensive income, net                              598            1,218
Treasury stock, at cost (59,700 shares at September 30, 2003
 And none at December 31, 2002)                                       (1,134)               -
                                                                    --------         --------

      Total stockholders' equity                                     124,247          126,699
                                                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $816,177         $812,980
                                                                    ========         ========

See accompanying notes to unaudited consolidated financial statements

                 Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Income - Unaudited
                  (Dollars in thousands except share data)


                                                              Three Months                 Nine Months
                                                           Ended September 30,         Ended September 30,
                                                           2003          2002          2003          2002
                                                           ----          ----          ----          ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans          $    3,883    $    4,987    $   12,119    $   15,475
  Securities and mortgage backed securities                  2,655         3,391         9,238        10,302
  Consumer loans                                               573         1,000         2,023         3,214
  Commercial and industrial loans                            1,036         1,025         2,967         2,846
  Federal funds sold                                            43           100           152           270
  Stocks                                                       147           155           374           438
  Interest bearing deposits                                     56            87           185           272
                                                        ----------    ----------    ----------    ----------

      Total interest and dividend income                     8,393        10,745        27,058        32,817
                                                        ----------    ----------    ----------    ----------

INTEREST EXPENSE:
  Deposits                                                   3,131         4,758        10,331        14,300
  Customer repurchase agreements                                49            59           159           160
  Other borrowings                                             140             -           363             -
                                                        ----------    ----------    ----------    ----------

      Total interest expense                                 3,320         4,637        10,853        14,460
                                                        ----------    ----------    ----------    ----------

      Net interest and dividend income                       5,073         6,108        16,205        18,357

PROVISION FOR LOAN LOSSES                                      150           234           500           734
                                                        ----------    ----------    ----------    ----------

      Net interest and dividend income after
       provision for loan losses                             4,923         5,874        15,705        17,623
                                                        ----------    ----------    ----------    ----------

NONINTEREST INCOME:
  Bank owned life insurance                                    214             -           573             -
  Net service charges and writedowns of
   servicing assets                                            496           417         1,401         1,179
  Gain (loss) on sales/writedowns of securities, net            70          (139)          183          (896)
                                                        ----------    ----------    ----------    ----------

      Total noninterest income                                 780           278         2,157           283
                                                        ----------    ----------    ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                            2,500         2,286         7,397         6,932
  Occupancy                                                    459           472         1,343         1,352
  Computer operations                                          403           387         1,200         1,162
  Stationery, supplies and postage                             141           127           429           372
  Other                                                        812           948         3,053         2,947
                                                        ----------    ----------    ----------    ----------

      Total noninterest expense                              4,315         4,220        13,422        12,765
                                                        ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                   1,388         1,932         4,440         5,141

INCOME TAXES                                                   337           661         2,262         1,755
                                                        ----------    ----------    ----------    ----------

NET INCOME                                              $    1,051    $    1,271    $    2,178    $    3,386
                                                        ==========    ==========    ==========    ==========

Basic earnings per share                                $     0.11    $     0.12    $     0.22    $     0.33

Basic weighted average shares outstanding               10,008,874    10,298,797    10,050,423    10,403,483

Diluted earnings per share                              $     0.10    $     0.12    $     0.21    $     0.33

Diluted weighted average shares outstanding             10,199,074    10,298,797    10,187,177    10,403,483

See accompanying notes to unaudited consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME - UNAUDITED
                  (Dollars in thousands, except share data)


                            Common Stock                                                  Accumulated
                           -------------  Additional                                         Other
                                    Par    Paid-In   Unallocated    Unearned    Retained  Comprehensive  Treasury Stock
                           Shares  Value   Capital      ESOP      Compensation  Earnings   Income, Net   Shares  Amount     Total
                           ------  -----  ---------- -----------  ------------  --------  -------------  ------  ------     ------

Balance at January 1, 2003 10,580  $106    $49,463    $(5,621)     $(2,731)    $84,264      $1,218         -    $     -   $126,699

Comprehensive income:
  Net income                          -          -          -            -       2,178           -         -          -      2,178
  Change in unrealized
   gain on securities
   arising during the
   period, net of tax
   benefit of $278                    -          -          -            -           -        (502)        -          -       (502)
  Reclassification for
   gains included in
   net income net of
   taxes $(65)                        -          -          -            -           -        (118)        -          -       (118)
                                                                                                                          --------
Comprehensive income                                                                                                         1,558
Activity related to
 common stock issued
 as employee incentives         -     -     (1,990)       194          507           -           -         -          -     (1,289)
Cash dividends declared               -          -          -            -      (1,587)          -         -          -     (1,587)
Treasury stock purchased        -     -          -          -            -           -           -       (60)    (1,134)    (1,134)
                           ------  ----    -------    -------      -------     -------      ------       ---    -------   --------
Balance at September 30,
 2003                      10,580  $106    $47,473    $(5,427)     $(2,224)    $84,855      $  598       (60)   $(1,134)  $124,247
                           ======  ====    =======    =======      =======     =======      ======       ===    =======   ========

See accompanying notes to unaudited consolidated financial statements

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)


                                                                              Nine Months
                                                                           Ended September,
                                                                          2003         2002
                                                                          ----         ----

OPERATING ACTIVITIES:

Net income                                                              $  2,178     $  3,386
Adjustments to reconcile net income to net cash
 provided by operating activities
Provision for loan losses                                                    500          734
Valuation adjustment of other real estate owned                                -         (139)
Non-cash employee benefit plan expense                                       713            -
Depreciation of premises and equipment                                       816          784
Net amortization of premiums and discounts on securities,
 mortgage backed securities, and mortgage loans                            2,770          699
Net realized securities gains/loss or writedowns of securities              (183)         896
Deferred income tax benefit                                               (1,322)      (2,895)
Changes in assets and liabilities:
  Accrued interest and dividends                                             188          184
  Other assets                                                               624          512
  Other liabilities                                                       (1,844)         322
                                                                        --------     --------

      Net cash provided by operating activities                            4,440        4,483
                                                                        --------     --------

INVESTING ACTIVITIES:

Securities, held to maturity:
  Purchases                                                              (39,362)     (13,996)
  Proceeds from calls, maturities, and principal collections              20,078       23,045
Securities, available for sale:
  Purchases                                                              (15,796)     (29,316)
  Proceeds from sales                                                     24,518        4,222
  Proceeds from calls, maturities, and principal collections              29,987       20,069
Mortgage backed securities, held to maturity:
  Purchases                                                              (96,629)     (79,510)
  Principal collections                                                   76,519       28,610
Mortgage backed securities, available for sale:
  Purchases                                                              (38,393)     (44,724)
  Proceeds from sales                                                      3,114       20,214
  Principal collections                                                   38,737       27,372
Purchase of Federal Home Loan Bank of Boston and other stock                (304)        (299)
Net increase in loans                                                     10,883       26,352
Proceeds from sale of other real estate owned                                  -          301
Net purchases of premises and equipment                                     (288)        (236)
Bank owned life insurance                                                (16,209)           -
                                                                        --------     --------

      Net cash used in investing activities                               (3,145)     (17,896)
                                                                        --------     --------

FINANCING ACTIVITIES:

  (Decrease) increase in deposits                                         (2,914)      15,885
  Increase in customer repurchase agreements                               5,407        3,867
  Federal Home Loan Bank of Boston advances, net                           5,000            -
  Purchase of common stock in connection with employee benefit plans      (2,002)      (5,621)
  Cash dividends paid                                                     (1,587)      (1,058)
  Treasury stock purchased                                                (1,134)           -
  Stock issuance costs                                                         -          (53)
                                                                        --------     --------

      Net cash provided by financing activities                            2,770       13,020
                                                                        --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,065         (393)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                     56,575       57,035
                                                                        --------     --------

  End of period                                                         $ 60,640     $ 56,642
                                                                        ========     ========

See accompanying notes to unaudited consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. (the "Company") is a Massachusetts chartered corporation. The Company has a state chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC") and the Depositors Insurance Fund ("DIF"), a corporation formed by the Massachusetts legislature. The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

On September 23, 2003 the Company adopted an amended plan of charter conversion pursuant to which the Bank, and Westfield Mutual Holding Company (the "MHC") will convert to federal charters.

The Bank formed a subsidiary, Elm Street Real Estate Investments Inc. (the "REIT"). The REIT is 99.9% owned by the Bank. Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In 2003, the Bank formed another subsidiary which is wholly owned, Elm Street Securities Corporation, a Massachusetts chartered security corporation for the primary purpose of holding qualified investment securities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp., Elm Street Securities Corporation, and the REIT. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2003, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock Based Compensation -The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock based compensation options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income (in thousands) and income per share would have been adjusted to the pro forma amounts indicated below:


                                          Three Months Ended    Nine Months Ended
                                          September 30, 2003    September 30, 2003
                                          ------------------    ------------------

      Net income as reported                    $1,051                $2,178

          Less: Compensation expense
          determined under fair value
          based method for all awards,
          net of tax effects                       (64)                 (191)
                                                ------                ------
          Pro forma                             $  987                $1,987
                                                ======                ======

      Net income per share
          Basic as reported                     $ 0.11                $ 0.22
          Pro forma                               0.10                  0.20

          Diluted as reported                     0.10                  0.21
          Pro forma                               0.10                  0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.


                                           Nine Months Ended
                                           September 30, 2003
                                           ------------------

      Dividend yield                           1.21%
      Expected life in years                     10 years
      Expected volatility                        15%
      Risk-free interest rate                  3.58%

There were no stock options outstanding as of September 30, 2002.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIEs"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. Interpretation No. 46 became effective for new VIEs established subsequent to February 1, 2003 and was required to be adopted for existing VIEs on July 1, 2003. The effective date of Interpretation No. 46 has been deferred to October 1, 2003.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No.
150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No.150 related to the application of paragraphs 9 and 10 have been deferred indefinitely.

The adoption of the effective provisions of these standards did not have a material effect on the Company's unaudited consolidated financial statements as of September 30, 2003. The adoption of the remaining provisions of these standards is not expected to have a material effect on its consolidated financial statements.

3.    EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned.

For the period ended September 30, 2002 there were no potentially dilutive common shares included in diluted earnings per share as there were no potential common shares outstanding.

4.    MASSACHUSETTS TAX LEGISLATION

As a result of Massachusetts legislation signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs), dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

In addition to the effect on 2003, the legislation includes a retroactive effective date that reaches back to 2002 and prior years. During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit related to the REIT. As a result of an agreement with the Massachusetts Department of Revenue, the Company paid 50% of the amount including interest that would have been owed. The payment is deductible for federal tax purposes. The Company's second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the fist quarter of 2003.

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

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies given its current business strategy and asset/liability structure are revenue recognition on loans, the accounting for allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, and the evaluation of securities for other than temporary impairment.

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

The Company's methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in non performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31,
2002

Total assets increased $3.2 million to $816.2 million at September 30, 2003 from $813.0 million at December 31, 2002. Securities decreased $6.3 million, or 1.7%, to $369.3 million at September 30, 2003 from $375.6 million at December 31, 2002. Federal funds sold decreased from $37.2 million at December 31, 2002 to $7.6 million at September 30, 2003. Net loans during this period decreased by $11.5 million, or 3.2%, to $345.7 million at September 30, 2003, from $357.2 million at December 31, 2002 due to a decrease in residential reeal estate loans and indirect auto loans, partially offset by increases in commercial real estate loans and commercial and industrial loans. Residential real estate loans decreased $41.3 million to $116.6 million at September 30, 2003 from $157.9 million at December 30, 2003. This decrease is primarily the result of our current residential real estate loan program with a third party mortgage company. Under the program which went into effect in September 2001, substantially all of the Bank's residential real estate loans are underwritten and originated by a third party mortgage company. In connection with this program, the Bank receives fee income for each of the loans originated by the third party mortgage company. The Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company. Indirect auto loans decreased $14.2 million to $19.6 million while commercial real estate loans increased $27.8 million to $128.7 million and commercial and industrial loans increased $16.8 million to $78.3 million at September 30, 2003 from $61.5 million at December 31, 2002, respectively. During the nine month period ended September 30, 2003, the Bank invested $16.2 million in Bank Owned Life Insurance (BOLI). The Bank purchased BOLI as a means to offset employee benefit costs. A substantial number of employees are covered by BOLI policies.

Total deposits amounted to $653.2 million at September 30, 2003 and $656.1 million at December 31, 2002. Customer repurchase agreements increased $5.4 million to $14.1 million at September 30, 2003 from $8.7 million at December 31, 2002. A "Customer Repurchase Agreement" is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. Federal Home Loan Bank (FHLB) borrowings totaled $20.0 million at September 30, 2003 and $15.0 million at December 31, 2002. The Bank borrowed $5 million in the quarter ended September 30, 2003 to take advantage of the current yield curve.

Stockholders' equity at September 30, 2003 and December 31, 2002 was $124.2 million and $126.7 million, respectively, which represented 15.2% and 15.6% of total assets. The change is primarily comprised of net income of $2.2 million for the nine months ended September 30, 2003, a decrease in net unrealized gains on securities available for sale of $620,000 net of income taxes, the recording of the purchase of 128,700 shares of common stock for the Company's Recognition and Retention Plan amounting to $2.0 million, the purchase of 59,700 shares of treasury stock amounting to $1.1 million and the declaration by the Board of Directors of a $0.05 per share dividend on January 28, 2003, April 22, 2003, and July 22, 2003 amounting to $1.6 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

General

The Company reported net income of $1.1 million or $0.10 per diluted share compared to net income of $1.3 million or $0.12 per diluted share for the same period in 2002.

Interest and dividend income decreased by $2.3 million and interest expense decreased by $1.3 million resulting in a decrease in net interest and dividend income of $1.0 million. This was partially offset by an increase in noninterest income of $502,000 and a decrease of $324,000 in income taxes for the quarter ended September 30, 2003.

Interest and Dividend Income

Total interest and dividends decreased $2.3 million, or 21.9%, to $8.4 million compared with $10.7 million for the same period in 2002. Interest and dividends on securities decreased $775,000 to $2.9 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002. The average balance on securities increased; however, a decrease in the yield on securities caused total interest and dividend income to decline. Interest income on loans decreased $1.5 million due to the lower balance of loans and the lower interest rate environment.

The average balance of interest earning assets decreased $3.6 million and the yield on interest earning assets decreased from 5.60% for the quarter ended September 30, 2002 to 4.40% for the quarter ended September 30, 2003.

Interest Expense

Interest expense decreased $1.3 million, or 28.4%, to $3.3 million for the three months ended September 30, 2003 from $4.6 million for the same period in 2002. The average balance of total interest bearing deposits decreased $4.8 million to $598.6 million for the quarter ended September 30, 2003 from $603.4 million for the quarter ended September 30, 2002, while the average cost of deposits decreased 94 basis points to 2.09%. The average balance of customer repurchase agreements and FHLB borrowings increased $22.6 million from $9.1 million for the three months ended September 30, 2002 to $31.8 million for the three months ended September 30, 2003 while the average cost decreased 20 basis points to 2.38%. This resulted in a $130,000 increase in the interest paid on customer repurchase agreements and FHLB borrowings.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2003 was $5.1 million as compared to $6.1 million for 2002. Net interest rate spread decreased from 2.57% at September 30, 2002 to 2.29% at September 30, 2003.

Provision for Loan Losses

For the three months ended September 30, 2003, the Bank provided $150,000 for loan losses, compared to $234,000 for the same period in 2002. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses was $4.5 million at September 30, 2003 and $4.3 million at June 30, 2003. The allowance for loan losses at the end of September 30, 2003 was 1.28% of total loans compared with 1.17% at June 30, 2003.

For the quarter ended September 30, 2003, commercial real estate loans increased $4.3 million while commercial and industrial loans decreased $4.3 million as compared to the quarter ended June 30, 2003. Commercial real estate and commercial and industrial loans comprised 59.1% of the Bank's loan portfolio as of the quarter ended September 30, 2003 as compared to 55.8% as of the quarter ended June 30, 2003. This has resulted in an increase to the allowance requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential mortgages which declined by $16.7 million or 12.5% for the quarter ended September 30, 2003. Consumer loans decreased by $4.4 million to $26.5 million at September 30, 2003 resulting in a decrease in the allowance requirement for consumer loans. The declines in the allowance requirement for residential mortgages and consumer loans partially offset the increase in the allowance requirement for commercial real estate and commercial and industrial loans. Nonaccrual loans decreased $139,000 to $1.9 million at September 30, 2003 from $2.1 million at June 30, 2003.

As a result of the above factors, management determined that a provision of $150,000 was appropriate.

Noninterest Income

Noninterest income increased $502,000 to $780,000 for the three months ended September 30, 2003 from $278,000 for the three months ended September 30, 2002. Security gains were $70,000 for the quarter ended September 30, 2003 compared to a net loss of $139,000 for the same period in 2002. The net loss in 2002 included a writedown of $414,000 of certain equity securities whose impairment was determined to be other than temporary. Also included in the increase was income on BOLI of $214,000 for the quarter ended September 30, 2003 as compared to $0 for the quarter ended September 30, 2002 and commissions received from the Bank's residential loan program with a third party mortgage company of $111,000 for the quarter ended September 30, 2003 as compared to $28,000 for the same period in 2002.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2003 was $4.3 million compared with $4.2 million for the same period in 2002. This was primarily due to an increase in salaries expenses of $43,000 as a result of normal salary increases and an increase in stock based benefit plan expense of $139,000. These expenses were partially offset by a decrease in advertising expense of $44,000 and a decrease in contribution expense of $42,000.

Income Taxes

For the three months ended September 30, 2003, the Company had tax provisions of $337,000 compared to $661,000 for the same period in 2002. The effective tax rates for the three months ended September 30, 2003 and 2002 were 24.3% and 34.2%, respectively. The decrease in the tax rate for the three months ended September 30, 2003 was primarily the result of the formation of Elm Street Securities Corporation, a Massachusetts chartered security corporation, the income of which is taxed at a lower rate by the Massachusetts Department of Revenue (the "DOR"). Also attributing to the decrease in the tax rate for the 2003 period was the purchase of BOLI and new investments in municipal bonds as well as industrial revenue bonds.

The following tables set forth the information relating to our average balance and net interest income at and for the three months ended September 30, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                                Three Months Ended September 30,
                                                           2003                                 2002
                                                         Average    Avg Yield/                Average     Avg Yield/
                                            Interest     Balance       Cost       Interest    Balance        Cost
                                            --------     -------    ----------    --------    -------     ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                       $   43     $ 19,652       0.88%      $   100     $ 23,844       1.68%
Investment Securities                         2,858      383,509       2.98         3,633      340,892       4.26
Loans                                         5,492      360,599       6.09         7,012      402,594       6.97
                                             ------     --------                  -------     --------
      Total Interest-Earning Assets          $8,393     $763,760       4.40       $10,745     $767,330       5.60
                                             ======     ========                  =======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   89     $ 44,109       0.81%      $   143     $ 41,157       1.39%
Savings Accounts                                 72       47,626       0.60           129       44,361       1.16
Money Market Accounts                           445      156,369       1.14           653      135,690       1.92
Time Deposits                                 2,525      350,466       2.88         3,653      382,196       3.82
Repurchase Agreements and Borrowings            189       31,779       2.38            59        9,132       2.58
                                             ------     --------                  -------     --------

      Total Interest-Bearing Liabilities     $3,320     $630,349       2.11       $ 4,637     $612,536       3.03
                                             ======     ========                  =======     ========

Net Interest Income/Interest Rate Spread     $5,073                    2.29%      $ 6,108                    2.57%
                                             ======                    ====       =======                    ====

Net Interest Margin                                                    2.64%                                 3.11%
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


    Three Months Ended September 30, 2003 compared to September 30, 2002

                         Increase (decrease) due to:

Interest-Earning Assets                 Volume      Rate         Net
-----------------------                 ------      ----         ---
                                            (Dollars in thousands)

Short Term Investments                  $ (18)    $   (39)    $   (57)
Investment Securities                     454      (1,229)       (775)
Loans                                    (731)       (789)     (1,520)
                                        -----     -------     -------

Net Change in Income on
Interest-Earning Assets                  (295)     (2,057)     (2,352)
                                        -----     -------     -------


Interest-Bearing Liabilities
----------------------------

NOW Accounts                               10         (64)        (54)
Savings Accounts                            9         (66)        (57)
Money Market Accounts                     100        (308)       (208)
Time Deposits                            (303)       (825)     (1,128)
Repurchase Agreements and Borrowings      146         (16)        130
                                        -----     -------     -------

Net Change in Expense on
Interest-Bearing Liabilities              (38)     (1,279)     (1,317)
                                        -----     -------     -------

Change in Net Interest Income           $(257)    $  (778)    $(1,035)
                                        =====     =======     =======

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003
AND 2002

General

The Company reported net income of $2.2 million or $0.21 per diluted share compared to net income of $3.4 million or $0.33 per diluted share for the same period in 2002. Interest and dividend income decreased by $5.8 million and interest expense decreased by $3.6 million resulting in a decrease to net interest income of $2.2 million. This was partially offset by an increase in noninterest income of $1.9 million.

As previously reported the Company entered into an agreement with the Massachusetts Department of Revenue to settle the issue related to taxes owed on dividends received from the Bank's REIT subsidiary in 2002 and prior tax years. Under the agreement, the Company paid 50% of the amount including interest that would have been owed under legislation that was enacted in March 2003. The payment is a deductible expense for federal tax purposes. This resulted in a charge of approximately $1.45 million for state taxes, interest, and penalties, net of federal tax benefit.

Interest and Dividend Income

Total interest and dividend income decreased $5.8 million or 17.5% to $27.1 million for nine months ended September 30, 2003 compared to $32.8 million for the same period in 2002. Interest and dividends on securities decreased $1.2 million to $9.8 million, while interest income on loans decreased $4.4 million.

The decrease in interest and dividend income on securities was the result of a $53.9 million increase in the average balance of securities from $331.9 million for the nine months ended September 30, 2002 to $385.8 million for the same period in 2003; however, a decrease of 103 basis points in the average yield on securities from 4.42% for the period in 2002 to 3.39% for the same period in 2003 caused interest and dividend income on securities to decline.

The decrease in interest income on loans was primarily the result of a $3.2 million decrease in interest on residential real estate loans. This was the result of a decrease in the average balance of residential real estate loans from $192.9 million for the nine months ended September 30, 2002 to $137.4 million for the same period in 2003 due to our residential real estate loan program with a third party mortgage company. In addition, interest on consumer loans decreased by $1.2 million. This was primarily the result of a decrease in average balances from $51.6 million for the nine months ended on September 30, 2002 to $33.5 million for the same period in 2003 due to management's decision to curtail indirect automobile loan originations. Interest income from commercial real estate loans and commercial and industrial loans decreased $43,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. The average balance of commercial real estate loans and commercial industrial loans increased $22.8 million to $185.0 million for the nine months ended September 30, 2003 as compared to $162.2 million for the same period in 2002. This was offset by a decrease in the average yield on these loans.

Interest Expense

Interest expense for the nine months ended September 30, 2003 decreased $3.6 million from the comparable 2002 period. This was attributable to a decrease in average cost of interest-bearing liabilities of 88 basis points from 3.19% for the nine months ended September 20, 2002 to 2.31% for the same period in 2003, partially offset by an increase of $22.2 million in the average balance of total interest-bearing liabilities.

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended September 30, 2003 decreased $2.2 million or 11.7% from $18.4 million in 2002 to $16.2 million in 2003. The net interest rate spread, the difference between the average yield on average interest earning assets and the average cost of average total interest bearing liabilities, decreased 15 basis points to 2.42% for 2003 from 2.57% for 2002. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased 34 basis points to 2.84% for 2003 from 3.18% for the prior year comparable period.

Provision for Loan Losses

During the nine months ended September 30, 2003, the Bank provided $500,000 for loan losses, compared to $734,000 for the comparable 2002 period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance for loan losses was $4.5 million at September 30, 2003 and $4.3 million at December 31, 2002.

Commercial real estate and commercial and industrial loans at September 30, 2003 were $207.1 million, an increase of $44.7 million or 27.5% from December 31, 2002. Management considers these types of loans to contain more risk than conventional residential mortgages, which declined by $41.1 million or 26.1% from December 31, 2002 to September 30, 2003. This resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans and a decrease for residential real estate loans. Consumer loans decreased from $41.2 million at December 31, 2002 to $26.5 million at September 30, 2003 resulting in a decrease in the allowance requirement for consumer loans. The declines in the allowance requirement for residential mortgages and consumer loans partially offset the increase in the allowance requirement for commercial real estate and commercial and industrial loans. Nonaccrual loans decreased $444,000 to $1.9 million at September 30, 2003 from $2.4 million at December 31, 2002. As a result of the detailed allowance methodology and consideration of the above factors, management determined that a provision for loan losses of $500,000 was appropriate.

The allowance for loan losses at the end of September 30, 2003 was 1.28% of total loans compared with 1.20% at December 31, 2002. The increase in the average ratio reflects the changes in the loan portfolio described above.

Noninterest Income

Noninterest income includes service fees on deposit accounts, other service charges and net gains and losses on sale and writedowns of securities. Total noninterest income increased $1.9 million to $2.2 million for the nine months ended September 30, 2003 from $283,000 for the nine months ended September 30, 2002. Net gain from sales of securities for the nine months ended September 30, 2003 were $183,000 as compared to net losses from sales and writedowns of securities of $896,000 for the nine months ended September 30, 2002. Included in the net loss for the 2002 period was a writedown of certain equity securities whose impairment was determined to be other than temporary of $1.3 million and a net gain on sales of securities of $355,000. Income from BOLI was $573,000 for the nine months ended September 30, 2003 as compared to - 0 - in the same period in 2002.

Noninterest Expense

Total noninterest expense increased $657,000, or 5.1%, to $13.4 million for the nine months ended September 30, 2003 compared with $12.8 million for the prior year. Salaries and benefits increased $465,000, or 6.7% to $7.4 million for the nine months ended September 30, 2003 compared to $6.9 million for the 2002 period, reflecting normal salary increases and additional costs associated with the Company's stock benefit plans. Other expenses were $3.1 million reflecting an increase of $106,000, or 3.6%.

Income Taxes

Income taxes expense increased $507,000, or 28.9%, to $2.3 million for the nine months ended September 30, 2003. The effective tax rates for the nine months ended September 30, 2003 and 2002 were 50.9% and 34.1%, respectively. This increase was primarily the result of an agreement with the DOR to settle the issue related to taxes owed on dividends received from the Bank's REIT subsidiary in 2002 and prior tax years. Under the agreement, the Company paid 50% of the amount including interest that would have been owed under legislation that was enacted in March 2003. The payment is a deductible expense for federal tax purposes.

During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit related to the REIT. As a result of the settlement with the DOR, the Company's second quarter financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter.

The increase in the tax rate due to the REIT for the nine month period ending September 30, 2003 was partially offset by the effect of the formation of Elm Street Securities Corporation, a Massachusetts chartered security corporation, the income of which is taxed at a lower rate by the DOR. Also offsetting the increase in the tax rate was the purchase of BOLI and new investments in municipal bonds as well as industrial revenue bonds.

The following tables set forth information relating to our average balance and net interest income at and for the nine months ended September 30, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms and fees earned when real estate loans were prepaid or refinanced.


                                                                Nine Months Ended September 30,
                                                           2003                                 2002
                                                           ----                                 ----

                                                          Average    Avg Yield/                Average     Avg Yield/
                                            Interest      Balance       Cost       Interest    Balance        Cost
                                            --------      -------    ----------    --------    -------     ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                       $   152     $ 20,367       1.00%      $   270     $ 21,511       1.67%
Investment Securities                          9,797      385,849       3.39        11,012      331,884       4.42
Loans                                         17,109      355,948       6.41        21,535      406,701       7.06
                                             -------     --------                  -------     --------
      Total Interest-Earning Assets          $27,058     $762,164       4.73       $32,817     $760,096       5.76
                                             =======     ========                  =======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   287     $ 42,592       0.90%      $   472     $ 39,926       1.58%
Savings Accounts                                 313       46,846       0.89           356       43,792       1.08
Money Market Accounts                          1,474      151,303       1.30         1,943      131,660       1.97
Time Deposits                                  8,257      357,858       3.08        11,529      381,005       4.03
Repurchase Agreements and Borrowings             522       28,058       2.48           160        8,057       2.65
                                             -------     --------                  -------     --------

      Total Interest-Bearing Liabilities    $ 10,853     $626,657       2.31       $14,460     $604,440       3.19
                                            ========     ========                  =======     ========

Net Interest Income/Interest Rate Spread    $ 16,205                    2.42%      $18,357                    2.57%
                                            ========                    ====       =======                    ====

Net Interest Margin                                                     2.84%                                 3.18%
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


     Nine Months Ended September 30, 2003 compared to September 30, 2002

                                           Increase (decrease) due to:

Interest-Earning Assets                 Volume        Rate         Net
-----------------------                 ------        ----         ---
                                            (Dollars in thousands)

Short Term Investments                  $   (14)    $  (104)    $  (118)
Investment Securities                     1,791      (3,006)     (1,215)
Loans                                    (2,688)     (1,738)     (4,426)
                                        -------     -------     -------

Net Change in Income on                    (911)     (4,848)     (5,759)
                                        -------     -------     -------
Interest-Earning Assets

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 32        (217)       (185)
Savings Accounts                             25         (68)        (43)
Money Market Accounts                       290        (759)       (469)
Time Deposits                              (700)     (2,572)     (3,272)
Repurchase Agreements and Borrowings        397         (35)        362
                                        -------     -------     -------

Net Change in Expense on
Interest-Bearing Liabilities                 44      (3,651)     (3,607)
                                        -------     -------     -------

Change in Net Interest Income           $  (955)    $(1,197)    $(2,152)
                                        =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity form the FHLB at September 30, 2003 was approximately $12.1 million.

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

At September 30, 2003, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $123.6 million, or 27.96% of risk-weighted assets, and 15.12% of average assets. The Company had a risk-based total capital of $128.3 million and a risk-based capital ratio of $29.01%.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the nine months ended September 30, 2003 and September 30, 2002.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at September 30, 2003 is shown below:


                                            After 1 Year    After 3 Years
                                 Within      but Within       but Within      After
                                 1 Year        3 Years         5 Years       5 Years     Total
                                                         (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations    $   165        $303             $148        $     -    $   616
                                 =======        ====             ====        =======    =======
CREDIT COMMITMENTS
  Available lines of credit      $36,444        $  -             $  -        $12,844    $49,288
  Other loan commitments          30,967           -                -            964     31,931
  Letters of Credits               6,298           -                -            803      7,101
                                 -------        ----             ----        -------    -------
Total                            $73,709        $  -             $  -        $14,611    $88,320
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

RECENT DEVELOPMENTS

On September 23, 2003, the Boards of Directors of the Company and the Bank and Board of Trustees of Westfield Mutual Holding Company ("MHC") adopted an amended Plan of Charter Conversion pursuant to which the Bank and the MHC will convert to Federal Charters.

Under the Plan of Charter Conversion, the MHC will convert from Massachusetts- chartered company regulated by the Massachusetts Division of Banks and the Federal Reserve Board to a federally-chartered company regulated by the Office of Thrift Supervision (the "OTS"). The Company will remain a Massachusetts corporation but will register as a savings and loan holding company regulated by the OTS. Also pursuant to the Plan of Charter Conversion, the Bank will convert from a Massachusetts-chartered savings bank regulated by the Massachusetts Division of Banks and the Federal Deposit Insurance Corporation to a federal savings bank regulated by the OTS.

The Board of Directors of the Company and the Bank and the Board of Trustees of the MHC believe that the Charter Conversion will, among other things, allow the MHC to waive the receipt of dividends paid by the Company; provide the Company with additional flexibility to make stock repurchases; and reduce the number of regulators of the organization from three to one.

The Plan of Charter Conversion is subject to the regulatory approval of the OTS and the Massachusetts Division of Banks and the Board of Corporators of the MHC.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2003, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under six different interest rate change environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period.

The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of our interest earning assets and interest bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable rate loan will increase depending on its repricing characteristics while the interest income from a fixed loan would not increase until the loan was repaid and reinvested or loaned out at a higher interest rate.

Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index and spread. Prepayment speed assumptions were based upon the difference between the account rate and the current market rate.

The tables below set forth as of June 30, 2003 (the date of latest available data) the estimated changes in fully taxable equivalent net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.


                   For the Twelve Months Ending June 30, 2004
                             (Dollars in thousands)
                 ----------------------------------------------
                   Changes in      Net Interest and
                 Interest Rates    Dividend Income     % Change
                 ----------------------------------------------

                       300         $22,274                1.1%
                       200          22,169                0.6
                       100          22,086                0.3
                         0          22,026                N/A
                      -100          21,873               -0.7
                      -200          21,927               -0.4
                      -300          22,168                0.6

Management believes that there have been no significant changes in market risk since December 31, 2002.

ITEM 4:

CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

            3.2 Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1, as filed with the Sec on August 28, 2001).

            31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On July 23, 2003, the Company filed a current report on Form 8-K announcing earnings for the second quarter of fiscal year 2003.

            On September 4, 2003, the Company filed a current report on Form 8-K announcing the adoption of a plan of charter conversion pursuant to which, the Company, the Bank, and Westfield Mutual Holding Company will convert to federal charters.

            On November 4, 2003, the Company filed a current report on Form 8-K announcing earnings for the third fiscal quarter of 2003.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Westfield Financial, Inc.
                                       (Registrant)

                                       By: /s/ Donald A. Williams
                                           --------------------------------
                                           Donald A. Williams
                                           President/Chief Executive
Officer
                                           (Principal Executive Officer)


                                       By: /s/ Michael J. Janosco, Jr.
                                           --------------------------------
                                           Michael J. Janosco, Jr.
                                           Vice President/Chief Financial
                                           Officer
                                           (Principal Accounting Officer)


                                       November 14, 2003