Form 10-K
period 2003-12-31
WESTFIELD FINANCIAL INC
filed 2004-03-15
CIK 1157647

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

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]      No [ ].

As of March 5, 2004, the registrant had 10,504,150 shares of common stock, $.01 par value, issued and outstanding. Of such shares outstanding, 5,607,400 shares were held by Westfield Mutual Holding Company, the registrant's mutual holding company, and 4,896,750 were held by the public and directors, officers and employees of the registrant.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was $83,352,941. This figure was based on the closing price as of June 30, 2003 on The American Stock Exchange for a share of the registrant's common stock, which was $18.81 on June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K - Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

                          WESTFIELD FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2003

                              TABLE OF CONTENTS

ITEM                             PART I                          PAGE

  1      BUSINESS                                                  2
  2      PROPERTIES                                               42
  3      LEGAL PROCEEDINGS                                        43
  4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      43

                                 PART II

  5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED        43
         STOCKHOLDER MATTERS
  6      SELECTED FINANCIAL DATA                                  44
  7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        45
         CONDITION AND RESULTS OF OPERATIONS
  7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT           67
         MARKET RISK
  8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              67
  9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON         68
         ACCOUNTING AND FINANCIAL DISCLOSURE
  9A     CONTROLS AND PROCEDURES                                  68

                                 PART III

 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       68
 11      EXECUTIVE COMPENSATION                                   69
 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND      69
         MANAGEMENT
 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           69
 14      PRINCIPAL ACCOUNTING FEES AND SERVICES                   70

                                 PART IV

 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON   70
         FORM 8-K
         SIGNATURES                                               71

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

      On September 23, 2003, the Board of Trustees of Westfield Mutual Holding Company and the Boards of Directors of Westfield Bank and Westfield Financial adopted a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, Westfield Mutual Holding Company will establish a federal mutual holding company (the "Federal MHC"). Westfield Mutual Holding Company will then merge with and into the Federal MHC, with the Federal MHC as the surviving entity. Concurrently, Westfield Bank will exchange its Massachusetts stock savings bank charter for a federal stock savings bank charter (the "Federal Savings Bank"). As a result of the charter conversion, Westfield Mutual Holding Company and Westfield Financial will become savings and loan holding companies regulated by the Office of Thrift Supervision (the "OTS") and Westfield Bank will become a federal savings bank regulated by the OTS. Westfield Financial expects that the charter conversion will be completed in the second quarter of 2004.

      The charter conversion will have little impact on the daily operations of Westfield Mutual Holding Company, Westfield Financial or Westfield Bank. Westfield Bank will continue its operations at the same locations, with the same officers and employees, and be subject to all the rights, obligations and liabilities of Westfield Bank existing immediately prior to the charter conversion. The charter conversion would not likely result in any material increased expenses or regulatory burden to Westfield Mutual Holding Company, Westfield Financial or Westfield Bank. Following the charter conversion, Westfield Financial will continue to file periodic reports and proxy materials with the Securities and Exchange Commission ("SEC"), and its stock will continue to trade on the American Stock Exchange under the symbol "WFD."

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

      Beginning on September 1, 2001, Westfield Bank began referring its residential real estate loan customers to a third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by a third party mortgage company. In connection with this referral program, Westfield Bank receives fee income for each of the loans originated by the third party mortgage company. Westfield Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company. The Bank believes that this program diversifies its loan portfolio and reduces interest rate risk.

      Westfield Bank believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service. Westfield Bank operates through 10 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has four free-standing ATM locations in Agawam, Feeding Hills and Springfield, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in western Massachusetts. In addition, Westfield Bank provides online banking services through its web site (http://www.westfieldbank.com).

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

      The City of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Westfield's 2003 population was approximately 40,500 and the estimated 2003 population for Hampden County was approximately 457,300.

      The economy of Westfield Bank's market area historically has been supported by a variety of industries. Its primary market area has benefited from the presence of large employers centered in insurance, health care, warehouse, manufacturing and education. Among the largest employers currently in its market area are Bay State Health Systems, Big Y Foods, Friendly Ice Cream Corporation, Hasbro, Mass Mutual Life Insurance Company, Mestek, Noble Hospital, C&S Wholesale, the University of Massachusetts, Westfield State College, American International College, and the Sullivan Paper Company. In addition, other employment and economic activity is provided by a substantial number of small and medium size businesses in the area.

      During the late 1990's, the regional economy in our primary market area, based on economic indicators, such as unemployment rates, vacancy rates and household income trends, strengthened, and residential and commercial real estate values in some areas approached the market values existing before the economic downturn in the late 1980s.

      In recent years, however, the regional economy in Westfield Bank's primary market area has showed signs of weakening. Unemployment rates in Westfield Bank's market area have recently increased and Westfield Bank expects that unemployment rates may stabilize or decrease as the regional and national economy improves. Westfield Bank's future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. Westfield Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

      As of December 2003, the unemployment rate of Westfield Bank's primary market area and Massachusetts was 6.5% and 5.4%, respectively, compared to 5.8% and 5.0%, respectively, in December 2002. From June 2002 to June 2003, the median household income in Westfield Bank's market area increased by 1.0% to $54,387, compared to $53,840 as of June 2002. Despite the increase, the median household income in Westfield Bank's market area is below state and national averages.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from approximately 24 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Westfield Bank's most direct competition for deposits has historically come from commercial banks, savings banks, co-operative banks and credit unions. Westfield Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. Historically, Westfield Bank's most direct competition
for deposits has come from savings, co-operative and commercial banks.   In
Westfield Bank's market area, there were approximately ten of the foregoing institutions at December 31, 2003.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of residential real estate loans, home equity loans, commercial real estate loans, commercial and industrial loans and consumer loans.

      At December 31, 2003, Westfield Bank had total loans of $349.4 million, of which $131.3 were commercial real estate loans and $85.3 million were commercial and industrial loans. The remainder of its loans at December 31, 2003 consisted of residential mortgage loans, home equity loans and consumer loans. Residential mortgage and home equity loans outstanding at December 31, 2003 totaled $110.5 million. Of this total, 51.3% were adjustable-rate loans and 59.2% were fixed-rate loans. Consumer loans outstanding at December 31, 2003 were $22.3 million.

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


                                                                        At December 31,
                            -------------------------------------------------------------------------------------------------------
                                    2003                 2002                 2001                 2000                 1999
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                             Amount    Total      Amount    Total      Amount    Total      Amount    Total      Amount    Total
                             ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------
                                                                     (Dollars in thousands)

Real estate loans:
  Residential               $100,729    28.83%   $146,664    40.59%   $199,710    47.86%   $250,945    53.64%   $250,625    53.29%
  Home equity                  9,819     2.81      11,232     3.11      13,041     3.13      13,217     2.83      14,258     3.03
  Commercial                 131,291    37.57     100,903    27.92      99,425    23.82      92,826    19.84      89,333    18.99
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
    Total real estate loans  241,839    69.21     258,799    71.62     312,176    74.81     356,988    76.31     354,216    75.31
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

Other loans:
  Commercial and industrial   85,292    24.41      61,494    17.01      47,012    11.27      37,510     8.02      32,673     6.95
  Indirect auto               15,983     4.57      33,848     9.37      52,129    12.49      66,168    14.14      76,006    16.16
  Consumer, other              6,327     1.81       7,216     2.00       5,955     1.43       7,171     1.53       7,436     1.58
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
    Total other loans        107,602    30.79     102,558    28.38     105,096    25.19     110,849    23.69     116,115    24.69
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

    Total loans              349,441   100.00%    361,357   100.00%    417,272   100.00%    467,837   100.00%    470,331   100.00%

  Net deferred loan
   origination costs             181                  123                  197                  128                  231
  Allowance for loan losses   (4,642)              (4,325)              (3,923)              (3,434)              (3,118)
                            --------             --------             --------             --------             --------
    Total loans, net        $344,980             $357,155             $413,546             $464,531             $467,444
                            ========             ========             ========             ========             ========

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2003. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.


                                                                 At December 31, 2003
                                   -------------------------------------------------------------------------------
                                                                                Commercial
                                   Residential                    Commercial        and
                                   Real Estate    Home Equity    Real Estate    Industrial    Consumer
                                      Loans          Loans          Loans          Loans        Loans      Totals
                                   -----------    -----------    -----------    ----------    --------     ------
                                                                    (In thousands)

Amounts due:
  Within one year                   $ 30,886        $9,819        $ 27,734       $62,659      $ 2,296     $133,394
                                    --------        ------        --------       -------      -------     --------

  After one year:
    One to three years                10,249             -          12,608         4,753       11,420       39,030
    Three to five years                6,898             -          57,397         9,196        8,085       81,576
    Five to ten years                 20,464             -          24,754         8,442          509       54,169
    Ten to twenty years               18,928             -           8,798            11            -       27,737
    Over twenty years                 13,304             -               -           231            -       13,535
                                    --------        ------        --------       -------      -------     --------
Total due after one year              69,843             -         103,557        22,633       20,014      216,047
                                    --------        ------        --------       -------      -------     --------
Total amount due:                    100,729         9,819         131,291        85,292       22,310      349,441
                                    --------        ------        --------       -------      -------     --------

Less:
  Net deferred loan origination
   costs                                  94             -               -             -           87          181
  Allowance for loan losses             (467)          (50)         (2,011)       (1,713)        (401)      (4,642)
                                    --------        ------        --------       -------      -------     --------

      Loans, net                    $100,356        $9,769        $129,280       $83,579      $21,996     $344,980
                                    ========        ======        ========       =======      =======     ========

      The following table presents, as of December 31, 2003, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2004 and whether such loans have fixed interest rates or adjustable interest rates.


                                   Due After December 31, 2004
                               ----------------------------------
                                Fixed      Adjustable      Total
                                -----      ----------      -----
                                         (In thousands)

Real Estate Loans
  Residential                  $ 59,168     $ 10,675     $ 69,843
  Home Equity                         -            -            -
  Commercial real estate          6,881       96,676      103,557
                               --------     --------     --------
  Total real estate loans        66,049      107,351      173,400
                               --------     --------     --------

Other Loans
  Commercial and industrial      20,250        2,383       22,633
  Consumer                       20,014            0       20,014
                               --------     --------     --------
  Total other loans              40,264        2,383       42,647
                               --------     --------     --------

Total loans                    $106,313     $109,734     $216,047
                               ========     ========     ========

      The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.


                                                  For the Year Ended December 31,
                                                  --------------------------------
                                                    2003        2002        2001
                                                    ----        ----        ----
                                                           (In thousands)

Loans:
  Balance outstanding at beginning of period      $361,357    $417,272    $467,837

Originations:
  Real estate loans:
  Residential                                       11,941       7,842      46,625
  Home Equity                                        5,694       2,247      10,853
  Commercial                                        58,978      27,746      20,797
                                                  --------    --------    --------
      Total mortgage originations                   76,613      37,835      78,275

Commercial and industrial  loans                    67,558      47,844      56,778
Consumer loans                                       4,676      13,932      21,358
                                                  --------    --------    --------
      Total originations                           148,847      99,611     156,411
Purchases of one-to-four family mortgage loans       3,473       4,648      18,553
                                                  --------    --------    --------
                                                   152,320     104,259     174,964
                                                  --------    --------    --------

Less:
  Principal repayments, unadvanced funds and
   other, net                                      163,803     159,577     163,834
  Loan securitizations                                   -           -      60,268

  Loan charge-offs, net                                433         532       1,141
  Transfers to foreclosed real estate                    -          65         286
                                                  --------    --------    --------
      Total deductions                             164,236     160,174     225,529
                                                  --------    --------    --------
Ending balance                                    $349,441    $361,357    $417,272
                                                  ========    ========    ========

      Residential Mortgage Loans and Originations. Westfield Bank originates mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. Most of its loan originations are generated by referrals from real estate brokers and builders, its marketing efforts and existing and walk-in customers. As of December 31, 2003, loans on one-to-four family residential properties, including home equity lines, accounted for $110.5 million, or 31.64%, of Westfield Bank's total loan portfolio.

      Beginning on September 1, 2001, Westfield Bank began referring its residential real estate borrowers to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company. Westfield Bank receives a fee of 65 basis points for each of these loans originated by the third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by the third party mortgage company. In addition, depending on market conditions, Westfield Bank may purchase residential real estate loans from the third party mortgage company. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company. Westfield Bank believes that this program diversifies its loan portfolio and reduces its interest rate risk.

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

      Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payments rises, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with payments for these loans. At December 31, 2003, its residential mortgage and home equity loan portfolio included $51.3 million in adjustable-rate loans or, 14.7% of its total loan portfolio, and $59.2 million in fixed-rate loans, or 16.9% of its total loan portfolio.

      Westfield Bank's home equity lines of credit totaled $9.8 million and comprised 2.81% of its total loan portfolio at December 31, 2003. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2003, Westfield Bank's commercial real estate loan portfolio consisted of 418 loans, totaling $131.3 million, or 37.57% of total loans. Since 1998, commercial real estate loans have grown by $41.3 million, or 45.89%, from $90.0 million at December 31, 1998 to $131.3 million at December 31, 2003.

      Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Westfield Bank's normal lending area. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and requires a minimum debt coverage ratio of 1.20 times. Its largest commercial real estate loan relationship had an outstanding balance of $7.2 million at December 31, 2003 which was secured by two commercial investment properties located in Massachusetts and one property in Connecticut. The loans of this borrower have performed to contractual terms.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $3.8 million in commercial construction loans and commitments at December 31, 2003.

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

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2003, Westfield Bank's commercial and industrial loan portfolio consisted of 826 loans, totaling $85.3 million or 24.41% of its total loans. Since 1998, commercial and industrial loans have grown $59.9 million, or 236%, from $25.4 at December 31, 1998 to $85.3 million at December 31, 2003. In addition, Westfield Bank has added five commercial loan officers and one business development officer beginning in 1996. Westfield Bank may hire additional commercial loan officers on an as needed basis.

      As part of Westfield Bank's strategy of increasing its emphasis on commercial lending, Westfield Bank seeks to attract its business customers' entire banking relationship. All commercial borrowers are required to maintain a commercial deposit at Westfield Bank. Westfield Bank also provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, sweep accounts, a broad ATM network and night deposit services. Commercial loan officers are based in its main and branch offices, and Westfield Bank views its recent and potential branch expansion as a means of facilitating these commercial relationships. Westfield Bank intends to continue to expand the volume of its commercial business products and services within its current underwriting standards.

      Westfield Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for paper and allied products including printing and publishing, which comprise approximately 4.96% of the total loan portfolio as of December 31, 2003. At December 31, 2003, Westfield Bank's largest commercial and industrial loan relationship was $10.8 million to a company engaged in the manufacture of school furniture and bicycles. The loans of this borrower have performed to contractual terms.

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

      *     automobile loans;

      *     secured passbook loans;

      * credit lines tied to deposit accounts to provide overdraft protection; and

      *     unsecured personal loans.

      At December 31, 2003, the consumer loan portfolio totaled $22.3 million or 6.38% of total loans. Westfield Bank's consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Indirect automobile loans currently represent the largest portion of its consumer loan portfolio, totaling $16.0 million, or 4.57% of its total loan portfolio and 71.7% of its consumer loan portfolio, at December 31, 2003.

      Westfield Bank began offering indirect automobile loans through automobile dealers approximately nine years ago. The indirect automobile loan portfolio grew substantially in 1999 as a result of aggressive pricing and the addition of several new dealers. Management curtailed its indirect lending beginning in fiscal year 2000 and in fourth quarter of 2003 the Bank ceased writing new loans under this program.

      When the indirect lending program was in operation, Westfield Bank maintained contractual relationships with approximately 40 new and used car dealers located throughout western Massachusetts and northern Connecticut. Westfield Bank had maintained a contractual arrangement and outsourced a portion of the origination function and all of the servicing function to a nationally recognized service provider. As of the fourth quarter of 2003, the Bank no longer originates indirect loans and has elected to transfer servicing of the indirect loans from the service provider to Westfield Bank. The Bank expects the transfer to take place by the end of the first quarter of 2004. The collection and liquidation functions had been, and will continue to be, handled in-house by Westfield Bank personnel.

      Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Repossessed collateral relating to consumer loans at December 31, 2003 approximated $27,000. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

      The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2003, 2002, and 2001, Westfield Bank had $1.8 million, $2.4 million, and $2.7 million, respectively, of non-accrual loans. If all non-accrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $327,000, $324,000 and $263,000 for the years ended December 31, 2003,
2002, and 2001, respectively.


                                                               At December 31,
                                              --------------------------------------------------
                                               2003       2002       2001       2000       1999
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)

Non-accrual real estate loans:
  Residential                                 $  995     $1,323     $1,866     $1,180     $  864
  Home equity                                     32         30         14        113          -
  Commercial real estate                         342        374        536        247      1,496
                                              ------     ------     ------     ------     ------
Total non-accrual real estate loans            1,369      1,727      2,416      1,540      2,360

Other loans:
  Commercial and industrial                      289        530        183        392         35
  Consumer                                       110        126         85        376        356
                                              ------     ------     ------     ------     ------
Total non-accrual consumer and other loans    $1,768     $2,383     $2,684     $2,308     $2,751
                                              ======     ======     ======     ======     ======
Total nonperforming loans                     $1,768     $2,383     $2,684     $2,308     $2,751
Foreclosed real estate, net                        -          -        176          -          -
                                              ------     ------     ------     ------     ------
Total nonperforming assets                    $1,768     $2,383     $2,860     $2,308     $2,751
                                              ======     ======     ======     ======     ======
Nonperforming loans to total loans              0.51%      0.66%      0.64%      0.49%      0.58%
Nonperforming assets to total assets            0.22       0.29       0.37       0.33       0.43

      Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios at or for the dates indicated.


                                                    At or for Years Ended December 31,
                                       ------------------------------------------------------------
                                         2003         2002         2001         2000         1999
                                         ----         ----         ----         ----         ----
                                                          (Dollars in thousands)

Balance at beginning of period         $  4,325     $  3,923     $  3,434     $  3,118     $  2,632

Charge-offs:
  Residential                                (3)         (36)         (16)         (12)         (19)
  Commercial real estate                      -          (29)         (17)         (20)           -
  Home equity loans                         (31)           -            -            -            -
  Commercial and industrial                (124)        (241)         (26)         (42)          (5)
  Consumer                                 (567)        (622)      (1,784)        (985)        (521)
                                       --------     --------     --------     --------     --------
      Total charge-offs                    (725)        (928)      (1,843)      (1,059)        (545)
                                       --------     --------     --------     --------     --------

Recoveries:
  Residential                                10           17            -            -           30
  Commercial real estate                      -            -            -            -            5
  Home equity loans                           3            -            -            -            -
  Commercial and industrial                  73           16           14            8           18
  Consumer                                  206          363          688          278          135
                                       --------     --------     --------     --------     --------
      Total recoveries                      292          396          702          286          188
                                       --------     --------     --------     --------     --------

Net charge-offs                            (433)        (532)      (1,141)        (773)        (357)

Provision for loan losses                   750          934        1,630        1,089          843
                                       --------     --------     --------     --------     --------

Balance at end of period               $  4,642     $  4,325     $  3,923     $  3,434     $  3,118
                                       ========     ========     ========     ========     ========

Total loans receivable(1)              $349,441     $361,357     $417,272     $467,837     $470,331
                                       ========     ========     ========     ========     ========

Average loans outstanding              $354,134     $398,555     $443,652     $464,917     $443,982
                                       ========     ========     ========     ========     ========

Allowance for loan losses as a
 percent of total loans
 receivable                                1.33%        1.20%        0.94%        0.73%        0.66%

Net loans charged off  a percent of
 average loans outstanding                 0.12%        0.13%        0.26%        0.17%        0.08%

--------------------
<F1>  Does not include deferred fees.

      Westfield Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Westfield Bank's methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for identified problem loans and a formula allowance for current performing loans. Fluctuations in the balances of impaired loans affect the specific valuation allowance while fluctuations in volume and concentrations of loans affects the formula reserve and the allocation of the allowance of the loan losses among loan types.

      The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No. 114 and No. 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Westfield Bank portfolios of home equity loans, real estate mortgages, installment and other loans.

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

      In addition, management employs an independent third party to perform an annual review of all of Westfield Bank's commercial and industrial loans and commercial real estate loans with balances in excess of $600,000. The third party also reviews all watch list loans with aggregate balances greater than $100,000 and all 30 day or longer past due commercial loans with balances in excess of $100,000.

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

      A summary of the components of the allowance for loan losses is as follows:


                                   December 31, 2003                December 31, 2002                December 31, 2001
                             -----------------------------    -----------------------------    -----------------------------
                             Specific    Formula     Total    Specific    Formula     Total    Specific    Formula     Total
                             --------    -------     -----    --------    -------     -----    --------    -------     -----
                                                                      (In Thousands)

Real estate mortgage
  Residential                  $  -      $  517     $  517      $  -      $  713     $  713      $  -      $  839     $  839
  Commercial                     17       1,994      2,011        17       1,618      1,635        32       1,435      1,467

Commercial and Industrial        53       1,660      1,713        53       1,408      1,461        53         946        999

Consumer                          -         401        401         -         516        516         -         618        618
                               ----      ------     ------      ----      ------     ------      ----      ------     ------
Total                          $ 70      $4,572     $4,642      $ 70      $4,255     $4,325      $ 85      $3,838     $3,923
                               ====      ======     ======      ====      ======     ======      ====      ======     ======


                                   December 31, 2000                December 31, 1999
                             -----------------------------    -----------------------------
                             Specific    Formula     Total    Specific    Formula     Total
                             --------    -------     -----    --------    -------     -----

Real estate mortgage
  Residential                  $  -      $  859     $  859      $  -      $  682     $  682
  Commercial                     49       1,187      1,236       136       1,057      1,193

Commercial and Industrial        28         551        579         -         397        397

Consumer                          -         760        760         -         846        846
                               ----      ------     ------      ----      ------     ------
Total                          $ 77      $3,357     $3,434      $136      $2,982     $3,118
                               ====      ======     ======      ====      ======     ======

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

      For the year ended December 31, 2003, Westfield Bank provided $750,000 to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2003.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.


                                                                     At December 31,
                          ------------------------------------------------------------------------------------------------------
                                        2003                               2002                               2001
                          --------------------------------   --------------------------------   --------------------------------
                                                Percent of                         Percent of                         Percent of
                                      Loan       Loans in                Loan       Loans in                Loan       Loans in
                           Amount   Balances       Each       Amount   Balances       Each       Amount   Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to   of Loan      by      Category to
Loan Category               Loss    Category   Total Loans     Loss    Category   Total Loans     Loss    Category   Total Loans
-------------             -------   --------   -----------   -------   --------   -----------   -------   --------   -----------
                                                                  (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  517    $110,547      31.64%     $  713    $157,896      43.70%     $  839    $212,751      50.98%
  Commercial               2,011     131,292      37.57       1,635     100,903      27.92       1,467      99,425      23.83
Commercial loans           1,713      85,292      24.41       1,461      61,494      17.01         999      47,012      11.27
Consumer loans(2)            401      22,310       6.38         516      41,064      11.37         618      58,084      13.92
                          ------    --------     ------      ------    --------     ------      ------    --------     ------
      Total allowance
       for loan losses    $4,642    $349,441     100.00%     $4,325    $361,357     100.00%     $3,923    $417,272     100.00%
                          ======    ========     ======      ======    ========     ======      ======    ========     ======


                                                    At December 31,
                          -------------------------------------------------------------------
                                        2000                               1999
                          --------------------------------   --------------------------------
                                                Percent of                         Percent of
                                      Loan       Loans in                Loan       Loans in
                           Amount   Balances       Each       Amount   Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to
Loan Category               Loss    Category   Total Loans     Loss    Category   Total Loans
-------------             -------   --------   -----------   -------   --------   -----------
                                                 (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  859    $264,162      56.47%     $  682    $264,883      56.32%
  Commercial               1,236      92,826      19.84       1,193      89,333      18.99
Commercial loans             579      37,510       8.02         397      32,673       6.95
Consumer loans(2)            760      73,339      15.67         846      83,442      17.74
                          ------    --------     ------      ------    --------     ------
      Total allowance
       for loan losses    $3,434    $467,837     100.00%     $3,118    $470,331     100.00%
                          ======    ========     ======      ======    ========     ======

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

      Securities Portfolio Westfield Financial classifies securities as held to maturity or available for sale at the date of purchase. Westfield Financial does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2003, held to maturity securities totaled $261.6 million, or 72% of the total securities portfolio, and available for sale investments totaled $102.0 million, or 28% of Westfield Financial's total securities portfolio. Westfield Financial classifies U.S. Government securities and U.S. Government Agency securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Financial also invests in adjustable rate securities with maturities of up to 15 years. Westfield Financial's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both 30-year securities and seven-year balloon securities. The latter are so named because they mature (i.e. balloon) prior to completing their normal 30-year amortization. The 30-year mortgage backed securities are classified as held to maturity while the seven-year balloon securities are classified as available for sale. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts. These securities generally have maturities between 7 and 20 years, however, many have earlier call dates. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and other equity securities.

      The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.


                                                             At December 31,
                                 -----------------------------------------------------------------------
                                          2003                     2002                     2001
                                 ---------------------    ---------------------    ---------------------
                                 Amortized     Market     Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value        Cost        Value
                                 ---------     ------     ---------     ------     ---------     ------
                                                              (In thousands)

Securities:
  Federal agency obligations     $ 49,737     $ 50,296    $ 70,525     $ 71,376    $ 56,895     $ 57,380
  Municipal bonds                  21,687       22,041           -            -           -            -
  Corporate debt securities         8,735        9,017      26,764       27,314      47,087       48,284
                                 --------     --------    --------     --------    --------     --------
Total securities                   80,159       81,354      97,289       98,690     103,982      105,664
                                 --------     --------    --------     --------    --------     --------

Mortgage-backed and mortgage-
 related securities:
  Ginnie Mae                       29,437       29,446      39,682       40,323      29,233       29,277
  Fannie Mae                      163,435      163,557      99,231      100,944      59,749       60,825
  Freddie Mac                      69,362       69,275      88,918       90,302      49,960       50,296
  Collateralized mortgage
   obligations                      5,413        5,410      20,153       20,396      27,973       28,119
                                 --------     --------    --------     --------    --------     --------
Total mortgage-backed and
 mortgage-related securities      267,647      267,688     247,984      251,965     166,915      168,517
                                 --------     --------    --------     --------    --------     --------

Marketable equity securities       14,594       15,455      28,432       27,734      14,320       14,675
                                 --------     --------    --------     --------    --------     --------
      Total securities           $362,400     $364,497    $373,705     $378,389    $285,217     $288,856
                                 ========     ========    ========     ========    ========     ========

      Mortgage-Backed Securities and Mortgage-Related Securities. The following table sets forth the amortized cost and fair value of Westfield Bank's mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity at the dates indicated.


                                                                         At December 31,
                               ---------------------------------------------------------------------------------------------------
                                             2003                              2002                              2001
                               -------------------------------   -------------------------------   -------------------------------
                               Amortized   Percent of   Market   Amortized   Percent of   Market   Amortized   Percent of   Market
                                  Cost       Total       Value      Cost       Total       Value      Cost       Total       Value
                               ---------   ----------   ------   ---------   ----------   ------   ---------   ----------   ------
                                                                      (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities available
 for sale:
  Ginnie Mae                    $ 20,854      7.79%    $ 20,857   $ 25,762     10.39%    $ 26,200   $ 22,018     13.19%    $ 22,053
  Fannie Mae                      31,627     11.82       31,872     22,182      8.95       22,879     35,822     21.46       36,822
  Freddie Mac                     18,611      6.95       18,586     29,930     12.07       30,481     18,490     11.08       18,553
  Collateralized mortgage
   obligations                     4,872      1.82        4,862     10,771      4.34       10,908      9,578      5.74        9,722
                                --------    ------     --------   --------    ------     --------   --------    ------     --------
Total mortgage-backed and
 mortgage related securities
 available for sale               75,964     28.38       76,177     88,645     35.75       90,468     85,908     51.47       87,150
                                --------    ------     --------   --------    ------     --------   --------    ------     --------

Mortgage-backed and mortgage
 related securities held
 to maturity:
  Ginnie Mae                       8,583      3.21        8,589     13,920      5.61       14,123      7,215      4.32        7,224
  Fannie Mae                     131,808     49.25      131,685     77,049     31.07       78,065     23,927     14.34       24,003
  Freddie Mac                     50,751     18.96       50,689     58,988     23.79       59,821     31,470     18.85       31,743
  Collateralized mortgage
   obligations                       541      0.20          548      9,382      3.78        9,488     18,395     11.02       18,397
                                --------    ------     --------   --------    ------     --------   --------    ------     --------
Total mortgage-backed and
 mortgage related securities
 held to maturity                191,683     71.62      191,511    159,339     64.25      161,497     81,007     48.53       81,367
                                --------    ------     --------   --------    ------     --------   --------    ------     --------
Total mortgage-backed and
 mortgage related securities    $267,647    100.00%    $267,688   $247,984    100.00%    $251,965   $166,915    100.00%    $168,517
                                ========    ======     ========   ========    ======     ========   ========    ======     ========

      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2003 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.


                                          More than One Year   More than Five Years
                      One Year or Less    Through Five Years   Through Ten Years    More than Ten Years        Total Securities
                     -------------------  -------------------  -------------------- -------------------  ---------------------------
                                Weighted             Weighted             Weighted             Weighted                    Weighted
                     Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Market  Average
                        Cost     Yield       Cost     Yield       Cost     Yield      Cost      Yield       Cost    Value    Yield
                     ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  ------ --------
                                                                 (Dollars in thousands)

Securities available
 for sale:
Federal agency
 securities           $   --        --%    $ 3,002     2.84%    $    --       --%   $  3,485     1.82%   $  6,487  $  6,557   2.29%
Corporate debt
 securities            1,996      6.96          --       --          --       --       1,749     1.67       3,745     3,794   4.49
                      ------               -------              -------             --------             --------  --------
  Total securities     1,996      6.96       3,002     2.84          --       --       5,234     1.77      10,232    10,351   3.10
                      ------               -------              -------             --------             --------  --------

Mortgage-backed
 securities available
 for sale:
Ginnie Mae                --        --          --       --          --       --      20,854     3.62      20,854    20,857   3.62
Fannie Mae                --        --          --       --       4,715     3.91      26,912     4.07      31,627    31,872   4.05
Freddie Mac               --        --         321     4.55          --       --      18,290     4.00      18,611    18,586   4.01
Collateralized
 mortgage
 obligations              --        --          --       --          --       --       4,872     5.90       4,872     4,862   5.91
                      ------               -------              -------             --------             --------  --------
  Total mortgage-back
   securities             --        --         321     4.55       4,715     3.91      70,928     4.09      75,964    76,177   4.04
                      ------               -------              -------             --------             --------  --------

Total                 $1,996      6.96     $ 3,323     3.01     $ 4,715     3.91    $ 76,162     3.93    $ 86,196  $ 86,528   3.93
                      ======               =======              =======             ========             ========  ========

Securities held to
 maturity:
Federal agency
 securities               --        --      28,258     3.17       4,992     5.52      10,000     5.94      43,250    43,739   4.08
Municipal bonds           --        --          --       --       5,264     3.64      16,423     4.39      21,687    22,041   4.21
Corporate debt
 securities            1,006      5.33       3,984     7.22          --       --          --       --       4,990     5,223   6.85
                      ------               -------              -------             --------             --------  --------
  Total investment
   securities          1,006      5.33      32,242     3.67      10,256     4.56      26,423     4.98      69,927    71,003   4.32
                      ------               -------              -------             --------             --------  --------

Mortgage-backed
 securities held
 to maturity:
Ginnie Mae                --        --          22     8.00       1,718     5.39       6,843     3.56       8,583     8,589   3.95
Fannie Mae                --        --         768     5.40      26,046     3.89     104,994     4.44     131,808   131,685   4.33
Freddie Mac               --        --       1,148     4.98       8,084     3.74      41,519     4.18      50,751    50,689   4.13
Collateralized
 mortgage
 obligations              --        --          --       --          --       --         541     6.09         541       548   6.09
                      ------               -------              -------             --------             --------  --------
  Total mortgage-
   backed securities      --        --       1,938     5.18      35,848     3.93     153,897     4.34     191,683   191,511   4.27
                      ------               -------              -------             --------             --------  --------

Total                 $1,006      5.33%    $34,180     3.76%    $46,104     4.07%   $180,320     5.89%   $261,610  $262,514   4.28%
                      ======               =======              =======             ========             ========  ========

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

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 47.2% of total deposits on December 31, 2003 and 42.8% on December 31, 2002. The strategic plan calls for a greater reliance on core deposits and a decreased reliance on time deposits. At December 31, 2003 and December 31, 2002, time deposits with remaining terms to maturity of less than one year amounted to $234.7 million and $265.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2003, 2002 and 2001.

      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.


                                                                            At December 31,
                                   ------------------------------------------------------------------------------------------------
                                                2003                             2002                             2001
                                   ------------------------------   ------------------------------   ------------------------------
                                                         Weighted                         Weighted                         Weighted
                                                         Average                          Average                          Average
                                    Amount     Percent    Rates      Amount     Percent    Rates      Amount     Percent    Rates
                                    ------     -------   --------    ------     -------   --------    ------     -------   --------
                                                                        (Dollars in thousands)

Demand deposits (1)                $ 54,620      8.64%     0.00%    $ 54,736      8.34%     0.00%    $ 48,247      7.57%     0.00%
NOW deposits                         42,465      6.71      0.54       41,907      6.39      1.07       38,758      6.08      1.69
Regular accounts                     46,331      7.33      0.50       44,876      6.84      1.05       42,673      6.70      1.05
Money market accounts               154,825     24.48      0.98      139,543     21.27      1.49      127,085     19.95      2.02
                                   --------    ------               --------    ------               --------    ------
    Total non-certificated
     accounts                       298,241     47.16      0.81      281,062     42.84      1.32      256,763     40.30      1.43
                                   --------    ------               --------    ------               --------    ------

Time certificates of deposit
  Due within 1 year                 234,694     37.11      2.35      265,760     40.51      3.33      282,245     44.30      4.44
  Over 1 year through 3 years        90,934     14.38      3.13       98,418     15.00      3.91       95,357     14.97      4.93
  Over 3 years                        8,562      1.35      3.24       10,825      1.65      4.28        2,744      0.43      4.36
                                   --------    ------               --------    ------               --------    ------
    Total certificated accounts     334,190     52.84      2.58      375,003     57.16      3.51      380,346     59.70      4.56
                                   --------    ------               --------    ------               --------    ------
Total                              $632,431    100.00%     1.75%    $656,065    100.00%     2.57%    $637,109    100.00%     3.30%
                                   ========    ======               ========    ======               ========    ======

--------------------
<F1>  Includes mortgagor's escrow payments.

      C.D. Maturities. At December 31, 2003, Westfield Bank had $69.8 million in time certificates of deposits with balances of $100,000 and over maturing as follows:

                                                                   Weighted
                                                                   Average
           Maturity Period                       Amount              Rate
-------------------------------------    ----------------------    --------
                                         (Dollars in thousands)

Three months or less                             $19,315             2.10%
Over three months through six months               9,907             2.29
Over six months through twelve months             17,283             2.38
Over twelve months                                23,323             3.37
                                                 -------
      Total                                      $69,828             2.62%
                                                 =======

      C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.


                                                At December 31, 2003
                   -------------------------------------------------------------------------------
                                                 Period to Maturity
                   -------------------------------------------------------------------------------
                   Less than    One to Two       Two to       More than                 Percent of
                   One Year        Years      Three Years    Three Years      Total        Total
                   ---------    ----------    -----------    -----------      -----     ----------
                                              (Dollars in thousands)

2.00% and under    $136,271      $10,127        $     -        $    -       $146,398        44%
2.01% to 3.00%       35,910       18,921         12,546         2,037         69,414        21
3.01% to 4.00%       29,882       14,102         11,972         6,525         62,481        19
4.01% to 5.00%       21,483       14,905          8,361             -         44,749        13
5.01% and over       11,148            -              -             -         11,148         3
                   ========      =======        =======        ======       ========       ===
      Total        $234,694      $58,055        $32,879        $8,562       $334,190       100%
                   ========      =======        =======        ======       ========       ===

      Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank of Boston are available as an additional source of funds to finance Westfield Bank's lending and investing activities. Westfield Bank traditionally has not relied upon borrowings from the Federal Home Loan Bank. However, Westfield Bank borrowed $5.0 million in 2003 and $15.0 million in 2002 from the Federal Home Loan Bank to take advantage of the low interest rate environment.

      Westfield Bank offers retail repurchase agreements to commercial customers and higher balance retail customers. These agreements are direct obligations of Westfield Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Westfield Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2003, such repurchase agreement borrowings totaled $12.1 million.

Personnel

      As of December 31, 2003, Westfield Bank had 134 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

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

      Westfield Financial is also required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Massachusetts. However, Westfield Securities Corp. and Elm Street Securities Corp. are taxed at a rate that is currently lower than income tax rates for savings institutions in Massachusetts.

      Massachusetts legislation was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, Westfield Financial has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation is retroactive to 1999. Westfield Financial's 2003 results include a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

                                 REGULATION

General

      Westfield Bank is a Massachusetts-chartered savings bank, and its deposit accounts are insured up to applicable limits by Westfield Bank Insurance Fund of the FDIC and by the Depositors Insurance Fund. Westfield Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks as its primary corporate regulator, and by the FDIC as the deposit insurer.

      Westfield Financial as Westfield Bank holding company controlling Westfield Bank, is subject to Westfield Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board under Westfield Bank Holding Company Act. Westfield Financial are also subject to the provisions of the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the Massachusetts banking laws) and the regulations of the Massachusetts Division of Banks under the Massachusetts banking laws applicable to bank holding companies. Westfield Financial is also subject to the rules and regulations of the Securities and Exchange Commission.

      Any change in such laws and regulations, whether by the Division, the FDIC, the Federal Reserve Board, or the Securities and Exchange Commission or through legislation, could have a material adverse impact on Westfield Financial and Westfield Bank and their operations and stockholders.

Massachusetts Banking Regulation

      Community Reinvestment Act. Westfield Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing Westfield Bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public. Westfield Bank's latest Massachusetts Community Reinvestment Act rating, received by letter, dated October 30 2001, from the Division was a rating of "satisfactory."

      Loans-to-One-Borrower Limitations. With specified exceptions, the total obligations of a single borrower to a Massachusetts chartered savings bank may not exceed 20% stockholder's equity. A savings bank may lend additional amounts up to 100% of Westfield Bank's retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. Westfield Bank currently complies with applicable loans-to-one-borrower limitations.

      Dividends. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock out of Westfield Bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on Westfield Bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

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

      The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing Westfield Bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

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

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if

      (1) Westfield Bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;

      (2) the state in which Westfield Bank is chartered permitted such investments as of September 30, 1991; and

      (3) Westfield Bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

      Westfield Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Westfield Bank' Tier 1 capital or the maximum permissible amount specified by Westfield Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

      Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless Westfield Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

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

      Transactions with Affiliates of Westfield Bank.   Transactions
between an insured bank, such as Westfield Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with Westfield Bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of Westfield Bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

      Section 23A:

      * limits the extent to which Westfield Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

      * requires that all such transactions be on terms that are consistent with safe and sound banking practices.

      The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts.
In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to Westfield
Bank, as those that would be provided to a non-affiliate.

      Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of
Regulation W, became subject to Regulation W on July 1, 2003.   All other
covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

      Westfield Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Westfield

Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Westfield Bank's Board of Directors.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Westfield Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, Westfield Bank would be undercapitalized.

Federal Home Loan Bank System

      Westfield Bank is a member of the FHLB of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Westfield Bank, as a member of the FHLB of Boston, must maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of (i) .35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000, per member), and (ii) 4.50% of the member's activity-based assets. Westfield Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2003 of $4.2 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, Westfield Bank's net interest income would be affected.

      Under the Gramm-Leach Bliley Financial Services Modernization Act, membership in the FHLB is now voluntary for all state savings banks, such as Westfield Bank. The Gramm-Leach Bliley Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

Federal Reserve System

      Under Federal Reserve Board regulations, Westfield Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $38.8 million or less, subject to adjustment by the Federal Reserve Board. Total transaction accounts in excess of $38.8 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the Federal Reserve Board. The first $6.6 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. Westfield Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Westfield Bank's interest-earning assets.

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

      A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of Westfield Financial's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

Massachusetts Regulation

      Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under Westfield Bank Holding Company Act. Each Massachusetts bank holding company:

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

Acquisition of Westfield Financial or Westfield Bank

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Westfield Financial's common stock will be required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Westfield Financial. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Westfield Financial and Westfield Bank, and the anti-trust effects of the acquisition. Under Westfield Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control," within the meaning of Westfield Bank Holding Company Act, of Westfield Financial. The term "control" is defined generally under Westfield Bank Holding Company Act to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of Westfield Financial.

      Massachusetts Restrictions. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or other forms of organized entities. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a Massachusetts bank holding company if Westfield Bank holding company acquires more than 5% of any class of the voting shares of Westfield Bank holding company. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of Westfield Bank holding company.

Other Federal Regulation

The USA PATRIOT Act

      In response to the events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to Westfield Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

      * Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

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

      * Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

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

      * an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with Westfield Financial's independent auditors;

      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      * requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

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

Conversion to Federal Savings Association and Savings and Loan Holding
Companies

      On September 23, 2003, the Board of Trustees of Westfield Mutual Holding Company and the Boards of Directors of Westfield Bank and Westfield Financial adopted a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, Westfield Mutual Holding Company will establish a federal mutual holding company (the "Federal MHC"). Westfield Mutual Holding Company will then merge with and into the Federal MHC, with the Federal MHC as the surviving entity. Concurrently, Westfield Bank will exchange its Massachusetts stock savings bank charter for a federal stock savings bank charter (the "Federal Savings Bank"). As a result of the charter conversion, Westfield Mutual Holding Company and Westfield Financial will become savings and loan holding companies regulated by the Office of Thrift Supervision (the "OTS") and Westfield Bank will become a federal savings bank regulated by the OTS. Westfield Financial expects that the charter conversion will be completed in the second quarter of 2004.

      Powers. The federal mutual holding company charter has been modernized and improved under recently enacted financial modernization legislation. Specifically, federal mutual holding companies now have all of the powers of financial holding companies, plus certain additional enumerated powers.

      Upon a charter conversion to a federally-chartered savings bank, the lending and investment powers of Westfield Bank will come from federal law and regulations. A federally-chartered savings bank has a wide range of lending authority and specified investment authority in debt securities. Its lending authority is capped in the amount of consumer loans and commercial loans it may make under the Home Owners' Loan Act.

      A Massachusetts-chartered savings bank also has a wide range of lending and investment authorities that are comparable to those of a full-service commercial bank. Additionally, unlike a federal savings bank, a Massachusetts-chartered savings bank has broad authority to invest in equity securities. Moreover, Massachusetts law allows a savings bank, subject to regulations or approval of the Commissioner of Banks, to perform any activity or make any investment authorized to a federally-chartered bank or a bank chartered by another state.

      Additionally, the FDIC regulates the activities of state-chartered banks and their subsidiaries. If a state-chartered bank desired to engage in activities not permissible for national banks, it generally must obtain permission or non-objection from the FDIC to engage in such activities.

      Commercial and Consumer Lending Limits. The charter conversion would subject Westfield Bank to a lending limit of 35% of assets for consumer loans and 20% of assets for commercial loans, of which amounts in excess of 10% must be in small business loans. Massachusetts does not restrict the commercial and consumer lending of state-chartered banks. Westfield Bank does not currently exceed the OTS' commercial and consumer lending limits. Massachusetts law does not limit the aggregate amount of consumer credit and commercial loans a savings bank may make.

      Qualified Thrift Lender Test. In addition, in order for Westfield Mutual Holding Company and Westfield Financial to be regulated as savings and loan holding companies, Westfield Bank must qualify as a "qualified thrift lender." Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets;
(ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. Westfield Bank currently maintains the majority of its portfolio assets in qualified thrift investments and would have met the qualified thrift lender test in each of the last 12 months had Westfield Bank been subject to the test. However, attaining and maintaining its status as a qualified thrift lender may require Westfield Bank to restructure its balance sheet from time to time.

ITEM 2.     PROPERTIES

PROPERTIES

      Westfield Bank currently conducts its business through its ten banking offices and four off-site ATMs. As of December 31, 2003, the properties and leasehold improvements owned by us had an aggregate net book value of $11.8 million.


                                                         Year of Lease
                                                           or License       Deposits as of
      Location            Ownership       Year Opened      Expiration     December 31, 2003
-------------------------------------------------------------------------------------------
                                                                            (In thousands)

Main Office:

141 Elm St
Westfield, MA           Owned                 1964            N/A             $208,066

Branch Offices:
206 Park St
W. Springfield, MA      Owned                 1957            N/A              120,489

655 Main St.
Agawam, MA              Owned                 1968            N/A              134,926

26 Arnold St.
Westfield, MA           Owned                 1976            N/A                2,877

300 Southampton Rd.
Westfield, MA           Owned                 1987            N/A               45,682

462 College Highway
Southwick, MA           Owned                 1990            N/A               34,011

382 N. Main St.
E. Longmeadow, MA       Leased                1997          2007(1)             48,927

1341 Main St.
Springfield, MA         Leased                1999          2009(2)             22,618

1642 Northampton St.
Holyoke, MA             Owned                 2001            N/A                9,442

1342 Liberty St.
Springfield, MA         Owned                 2001            N/A                5,393

ATMs:
337 N. Westfield St.
Feeding Hills, MA       Leased                1988          2008(2)              N/A

830 Suffield St.
Agawam, MA              Tenant at will        1997            N/A                N/A

516 Carew St.
Springfield, MA         Tenant at will        2002            N/A                N/A

1000 State St.          Tenant at will        2003            N/A                N/A
Springfield, MA

--------------------
<F1>  Does not include two additional five-year options.
<F2>  Does not include three additional five-year options.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, no legal proceedings will have a material effect on the company's consolidated financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      Our common stock is listed on The American Stock Exchange under the symbol "WFD." Westfield Mutual Holding Company owns 5,607,400 shares, or 53% of our outstanding common stock. At December 31, 2003, there were 10,522,300 shares of common stock issued and outstanding, and there were approximately 1,437 holders of record.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange.


                                                  Price Range      Dividends
                                               ----------------    ---------
For the Fiscal Year Ended December 31, 2003     High       Low
                                                ----       ---

Fourth Quarter ended December 31, 2003         $24.80    $22.70      $0.05
Third Quarter ended September 30, 2003          22.32     18.60       0.05
Second Quarter ended June 30, 2003              18.90     15.47       0.05
First Quarter ended March 31, 2003              15.90     15.15       0.05


                                                  Price Range      Dividends
                                               ----------------    ---------
For the Fiscal Year Ended December 31, 2002     High       Low
                                                ----       ---

Fourth Quarter ended December 31, 2002         $15.90    $14.34      $   -
Third Quarter ended September 30, 2002          15.98     12.99       0.05
Second Quarter ended June 30, 2002              16.23     14.46       0.05
First Quarter ended March 31, 2002              14.89     13.00       0.05

      The stock price information set forth above has been provided by The American Stock Exchange. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

      A quarterly cash dividend of $0.05 per share was declared by the Board of Directors on January 28, April 22, July 22, and October 28, 2003. The continued payment of dividends also depend upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or that, if paid, that we will not reduce or eliminate dividends in the future.

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


                                                          At December 31,
                                      --------------------------------------------------------
                                        2003        2002        2001        2000        1999
                                        ----        ----        ----        ----        ----
                                                           (In thousands)

Selected Financial Condition Data:
  Total assets                        $795,216    $812,980    $782,732    $694,791    $638,563
  Loans, net(1)                        344,980     357,155     413,546     464,531     467,444
  Securities available for sale         25,806      79,842      74,184      75,709      53,164
  Securities held to maturity           69,927      45,960      45,614      39,461      44,239
  Mortgage backed securities
   available for sale                   76,177      90,468      87,150      52,580      23,568
  Mortgage backed securities
   held to maturity                    191,683     159,339      81,007       6,806       4,507
  Deposits                             632,431     656,065     637,109     601,896     551,024
  Customer repurchase agreements        12,135       8,724       6,061       7,686       3,274
  Federal Home Loan Bank advances       20,000      15,000           -           -       5,000
  Total equity                         124,804     126,699     131,317      77,755      71,245
  Allowance for loan losses              4,642       4,325       3,923       3,434       3,118
  Nonperforming loans                    1,768       2,383       2,684       2,308       2,751


                                                        For the Years Ended
                                                          December 31,
                                      --------------------------------------------------------
                                        2003        2002        2001        2000        1999
                                        ----        ----        ----        ----        ----
                                               (In thousands, except per share data)

Selected Operating Data:
  Interest and dividend income        $35,635     $43,013     $47,543     $46,718     $41,850
  Interest expense                     13,858      18,775      25,002      24,535      21,151
                                      -------     -------     -------     -------     -------
  Net interest and dividend income     21,777      24,238      22,541      22,183      20,699
  Provision for loan losses               750         934       1,630       1,089         843
                                      -------     -------     -------     -------     -------
  Net interest and dividend income
   after provision for loan losses     21,027      23,304      20,911      21,094      19,856
  Total noninterest income              3,074        (362)      2,517       2,855       1,555
  Total noninterest expense            17,630      16,659      15,899      14,684      12,986
                                      -------     -------     -------     -------     -------
  Income before income taxes            6,471       6,283       7,529       9,265       8,425
  Income taxes                          2,820       2,239       2,512       3,185       2,898
                                      -------     -------     -------     -------     -------
  Net income.                         $ 3,651     $ 4,044     $ 5,017     $ 6,080     $ 5,527
                                      =======     =======     =======     =======     =======

Basic earnings per share              $  0.36     $  0.39       N/A         N/A         N/A
Diluted earnings per share            $  0.36     $  0.38       N/A         N/A         N/A

Dividends per share paid              $  0.20     $  0.15       N/A         N/A         N/A

--------------------
<F1>  Loans are shown net of deferred loan fees, allowance for loan losses and unadvanced loan funds.


                                                     At or for the Years Ended December 31,
                                               ---------------------------------------------------
                                                2003       2002       2001       2000       1999
                                                ----       ----       ----       ----       ----

Selected Financial Ratios and
 Other Data(1)
Performance Ratios:
  Return on average assets                       0.45%      0.51%      0.70%      0.92%      0.91%
  Return on average equity                       2.94       3.14       6.16       8.04       7.95
  Average equity to average assets              15.33      16.23      11.32      11.45      11.50
  Equity to total assets at end of period       15.69      15.58      16.78      11.19      11.16
  Average interest rate spread                   2.47       2.54       2.75       2.91       2.98
  Net interest margin(2)                         2.86       3.18       3.33       3.51       3.55
  Average interest earning assets to
   average interest earning liabilities        121.49     125.76     115.77     115.40     115.82
  Total noninterest expense to
   average assets                                2.18       2.10       2.21       2.22       2.15
  Efficiency ratio(3)                           74.59      65.01      65.62      62.48      59.74
Regulatory Capital Ratios:
  Regulatory tier 1 leverage capital            15.31      15.65      17.27      11.51      11.11
  Tier 1 risk-based capital                     28.46      28.77      28.09      16.33      16.28
  Total risk-based capital                      29.63      29.78      28.98      17.24      17.32
Asset Quality Ratios:
  Nonperforming loans as a percent of
   total loans                                   0.51       0.66       0.64       0.49       0.58
  Nonperforming assets as a percent of
   total assets                                  0.22       0.29       0.37       0.33       0.43
  Allowance for loan losses as a percent of
   total loans                                   1.33       1.20       0.94       0.73       0.66
  Allowance for loan losses as a percent of
   nonperforming assets                           263        181        137        149        113
Number of:
  Banking offices                                  10         10         10          8          8
  Full-time equivalent employees                  152        146        159        151        150

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Westfield Financial strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1853. Historically, Westfield Bank has been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Westfield Bank meets the needs of its local community through a community-based and service-oriented approach to banking.

      In recent years, in addition to real estate lending, we have adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, Westfield Bank seeks to:

      * continue to grow its commercial loan portfolio as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

      * focus on expanding its retail banking franchise, and increasing the number of households served within its market area; and

      * depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third party mortgage company which underwrites, originates and services these loans in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

      You should read our financial results for the year ended December 31, 2003 in the context of this strategy.

      * Net income decreased $393,000, or 7.5%, to $3.7 million or $0.36 per diluted share for the year ended December 31, 2003 from $4.0 million or $0.38 per diluted share for 2002 due to a $2.5 million decrease in net interest income and a $581,000 increase in income tax expense, offset in part by an increase in noninterest income of $3.4 million.

      * Westfield Financial entered into an agreement with the Massachusetts Department of Revenue to settle the issue related to taxes owed on dividends received from Westfield Bank's REIT subsidiary in 2002 and prior tax years. Under the agreement, Westfield Financial paid 50% of the amount owed including interest. This resulted in a charge of approximately $1.45 million for state taxes, interest and penalties, net of federal benefit.

      * Residential loans decreased $47.3 million from December 31, 2002 to December 31, 2003 primarily as a result of the residential real estate loan program with a third party mortgage company. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee of 65 basis points from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk. The decrease in residential real estate loans combined with the lower interest rate environment contributed to a $7.4 million decrease in interest income for the year 2003 as compared to 2002. However, reduced interest expense and $340,000 in noninterest fee income from the third party mortgage company partially offset the decrease.

      * Indirect automobile loans decreased $17.8 million, or 52.7% from December 31, 2002 to December 31, 2003. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs, therefore Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.

      * Commercial real estate and commercial and industrial loans increased $54.2 million from December 31, 2002 to December 31, 2003. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

      * Net interest and dividend income decreased primarily as a result of a change in the mix of interest-earning assets and the declining interest rate environment. The loan portfolio decreased $12.2 million, or 3.4% from December 31, 2002 to December 31, 2003 while the investment portfolio increased $12.0 million, or 3.2% from December 31, 2002 to December 31, 2003. Westfield Bank's loans typically have higher yields than investments. Westfield Financial expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company. In addition, Westfield Bank continues to emphasize core deposits over time deposits.

      * Westfield Bank purchased $16.5 million in Bank Owned Life Insurance ("BOLI") as a means to offset employee benefit costs such as health care and retirement plan costs. Income earned on BOLI is shown as noninterest income. As a result, the purchase of BOLI during 2003 had a negative effect on Westfield Bank's interest margin. This is because the funds invested in BOLI would have been otherwise invested in loans or investments, which would have had a positive effect on interest income.

      * Core deposits increased while time deposits decreased. This is consistent with Westfield Bank's strategy for growing core deposits in order to maintain long-term relationships with customers and to reduce the cost of funds. Management believes however, that a percentage of the growth in core deposits is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds bank into time deposits, resulting in a higher cost of deposits.

      * Asset quality improved; nonperforming loans as a percent of total loans decreased. Charge-offs also decreased, particularly as a result of the curtailment of indirect auto loans and the improved local and national economy.

      * The allowance for loans as a percent of total loans receivable increased. Westfield Bank has steadily increased this ratio over the last five years to compensate for growth in commercial loans, which typically have higher risks than residential loans. As Westfield Bank emphasizes the origination of commercial real estate loans and commercial and industrial loans for its loan portfolio, increased allowance requirements may continue. Due to Westfield Bank's third party mortgage company program and the curtailment of its indirect automobile lending, the balance of residential real estate loans and consumer loans is expected to decrease. Decreased allowances for residential real estate loans and consumer loans in the future may result.

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

Critical Accounting Policies

      Westfield Financial's accounting policies are disclosed in Note 2 to the Consolidated Financial Statements. The more critical policies given Westfield Financial's current business strategy and asset/liability structure are accounting for non performing loans, the allowance for loan losses and provision for credit loans, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and discount rate assumptions used for benefit liabilities. In addition to the information disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and results of Operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company's Board of Directors.

      On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation to assess whether the decline is fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to operations.

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

      The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail on pages 16
- 20. Westfield Financial's methodology for assessing the appropriations of the allowance consists of two key components, which are a specific allowance for identified problems or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriations of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in non performing loans expected to result from existing condition), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST AND DIVIDEND INCOME

      The following tables set forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2003, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.


                                                                  For the Year Ended December 31,
                                   ---------------------------------------------------------------------------------------------
                                                2003                            2002                            2001
                                   -----------------------------   -----------------------------   -----------------------------
                                                         Average                         Average                         Average
                                   Average                Yield/   Average                Yield/   Average                Yield/
                                   Balance    Interest     Cost    Balance    Interest     Cost    Balance    Interest     Cost
                                   -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                       (Dollars in thousands)

ASSETS:
Interest-earning assets:
Short term investments(1)          $ 17,648   $   170     0.96%    $ 27,162   $   416     1.53%    $ 17,893   $   562     3.14%
Securities                          389,333    13,189     3.39      337,646    14,562     4.31      212,340    13,190     6.21

Loans(2)                            354,134    22,276     6.29      398,555    28,035     7.03      445,987    33,791     7.58
                                   --------   -------              --------   -------              --------   -------
      Total interest-earning
       assets                       761,115    35,635     4.68      763,363    43,013     5.63      676,220    47,543     7.03
                                              -------                         -------                         -------
      Total noninterest-earning
       assets                        48,693                          28,971                          43,394
                                   --------                        --------                        --------

      Total assets                 $809,808                        $792,334                        $719,614
                                   ========                        ========                        ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  NOW accounts                       42,783       347     0.81       40,636       589     1.45%      35,738       770     2.15%
  Savings accounts                   46,771       371     0.79       44,026       474     1.08       43,965       523     1.19
  Money market deposit accounts     152,863     1,860     1.22      133,622     2,541     1.90      123,085     3,670     2.98
  Time certificates of deposit      353,967    10,544     2.98      380,385    14,957     3.93      374,100    19,767     5.28
                                   --------   -------              --------   -------              --------   -------
  Total interest-bearing
   deposits                         596,384    13,122               598,669    18,561               576,888    24,730     4.29
  Customer repurchase agreements
   and other borrowings              30,123       736     2.44        8,332       214     2.57        7,199       272     3.78
                                   --------   -------              --------   -------              --------   -------
  Interest-bearing liabilities      626,507    13,858     2.21      607,001    18,775     3.09      584,087    25,002     4.28
                                   --------   -------              --------   -------              --------   -------

Noninterest-bearing deposits         54,119                          48,856                          38,737
Other noninterest-bearing
 liabilities                          5,020                           7,883                          15,324
                                   --------                        --------                        --------
  Total noninterest-bearing
   liabilities                       59,139                          56,739                          54,061
                                   --------                        --------                        --------

  Total liabilities                 685,646                         663,740                         638,148
  Total equity                      124,162                         128,594                          81,466
                                   --------                        --------                        --------
  Total liabilities and equity     $809,808                        $792,334                        $719,614
                                   ========                        ========                        ========

Net interest and dividend
 income                                       $21,777                         $24,238                         $22,541
                                              =======                         =======                         =======
Net interest rate spread(3)                               2.47                            2.54                            2.75
Net interest margin(4)                                    2.86%                           3.18%                           3.33%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                            121.5x                          125.8x                          115.8x

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


                                         Year Ended December 31, 2003        Year Ended December 31, 2002
                                            Compared to Year Ended              Compared to Year Ended
                                               December 31, 2002                   December 31, 2001
                                              Increase/(Decrease)                 Increase/(Decrease)
                                       --------------------------------    --------------------------------
                                              Due to                              Due to
                                       --------------------                --------------------
                                        Volume       Rate         Net       Volume       Rate         Net
                                        ------       ----         ---       ------       ----         ---
                                                                  (In thousands)

Interest earning assets:
  Short term investments               $  (146)    $  (100)    $  (246)    $   291     $  (437)    $  (146)
  Investment securities                  2,229      (3,602)     (1,373)      7,784      (6,412)      1,372
  Loans                                 (3,125)     (2,634)     (5,759)     (3,594)     (2,162)     (5,756)
                                       -------     -------     -------     -------     -------     -------
  Total interest-earning assets        $(1,042)    $(6,336)    $(7,378)    $ 4,481     $(9,011)    $(4,530)
                                       =======     =======     =======     =======     =======     =======

Interest bearing liabilities:
  NOW accounts                         $    31     $  (273)    $  (242)    $   106     $  (287)    $  (181)
  Savings accounts                          30        (133)       (103)          1         (50)        (49)
  Money market deposit accounts            366      (1,047)       (681)        314      (1,443)     (1,129)
  Time certificates of deposit          (1,039)     (3,374)     (4,413)        332      (5,142)     (4,810)
  Customer repurchase agreements
   and other borrowings                    560         (38)        522          43        (101)        (58)
                                       -------     -------     -------     -------     -------     -------
  Total interest bearing
   liabilities                             (52)     (4,865)     (4,917)        796      (7,023)     (6,227)
                                       -------     -------     -------     -------     -------     -------

Change in net interest and
 dividend income                       $  (990)    $(1,471)    $(2,461)    $ 3,685     $(1,988)    $ 1,697
                                       =======     =======     =======     =======     =======     =======

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

      Consolidated assets decreased $17.8 million, or 2.2%, to $795.2 million at December 31, 2003 from $813.0 million at December 31, 2002. Securities decreased $12.0 million, or 3.2%, to $363.6 million at December 31, 2003 from $375.6 million at December 31, 2002. Cash and cash equivalents decreased $10.9 million to $45.7 million at December 31, 2003 from $56.6 million at December 31, 2002.

      Net loans during this period decreased by $12.2 million, or 3.4%, to $345.0 million at December 31, 2003, from $357.2 million at December 31, 2002. Decreases in residential and indirect automobile loans were partially offset by increases in commercial real estate loans and commercial and industrial loans.

      Residential loans decreased $47.4 million to $110.5 million at December 31, 2003 from $157.9 million at December 31, 2002. The decrease is primarily the result of the current residential real estate loan program with a third party mortgage company. Under this program which commenced on September 1, 2001, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee of 65 basis points for each of these loans originated. The Bank believes that this program will diversify its loan portfolio and reduce interest risk. The Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company.

      Indirect automobile loans decreased $17.8 million, or 52.7% to $16.0 million on December 31, 2003 as compared to $33.8 million on December 31, 2002. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003, the Bank ceased writing loans under this program.

      Commercial real estate loans increased $30.4 million or 30.1% to $131.3 million at December 31, 2003 from $100.9 million at December 31, 2002. Commercial and industrial loans increased $23.8 million or 38.7% to $85.3 million at December 31, 2003 from $61.5 million at December 31, 2002. The Bank's strategic plan calls for emphasis on commercial lending. The success of the plan to grow commercial loans is primarily dependent upon the improvement of the local and national economy.

      During the twelve month period ended December 31, 2003, the Bank invested $16.5 million in bank owned life insurance ("BOLI"). The Bank purchased BOLI as a means to offset employee benefit costs. A substantial number of employees are covered by BOLI policies.

      Total deposits decreased $23.7 million, or 3.6%, to $632.4 million at December 31, 2003 from $656.1 million at December 31, 2002. Non-interest bearing accounts decreased $116,000 to $54.6 million at December 31, 2003 from $54.7 million at December 31, 2002. This decrease was primarily the result of a $2.7 million decrease in internal checking accounts to $3.4 million at December 31, 2003. The amount reported in internal checking accounts represents checks outstanding that were issued by the Bank for accounts payable purposes, loan proceeds, and official checks and money orders purchased by Bank customers. The decrease in internal checking was partially offset by an increase in customer demand deposits of $2.6 million, or 5.3%, to $51.2 million at December 31, 2003 from $48.6 million at December 31, 2002.

      NOW, regular savings, and money market accounts increased $17.3 million, or 7.6%, to $243.6 million at December 31, 2003 from $226.3 million at December 31, 2002. Time deposits decreased by $40.8 million, or 10.9% to $334.2 million at December 31, 2003 from $375.0 million at December 31, 2002. The Bank's strategic plan calls for a lesser reliance on time deposits accounts. This was facilitated by the low interest rate environment of 2003, which gave little incentive for customers to lock up funds in time deposits.

      Customer repurchase agreements increased $3.4 million or 39.1% to $12.1 million at December 31, 2003 from $8.7 million at December 31, 2002. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. Substantially all the customer repurchase agreements are held by the Bank's commercial loan customers. Federal Home Loan Bank ("FHLB") borrowings increased $5.0 million from $15.0 million at December 31, 2002 to $20.0 million at December 31, 2003 to take advantage of the low interest rate environment.

      Stockholders' equity at December 31, 2003 and December 31, 2002 was $124.8 million and $126.7 million, respectively. The change is comprised of net income of $3.7 million for the year ended December 31, 2003, a decrease in net unrealized gains on securities available for sale of $430,000, net of income taxes, the net repurchase of 57,700 shares of common stock for $1.1 million, the purchase of shares of common stock for the management recognition and retention plan for $2.3 million and the declaration by the Board of Directors of quarterly $0.05 per share cash dividends aggregating $2.1 million.

Comparison of Operating Results for Years Ended December 31, 2003 and 2002

General

      The Company reported net income of $3.7 million or $0.36 per diluted share for the year ended December 31, 2003 compared to net income of $4.0 million or $0.38 per diluted share for the same period in 2002. Interest and dividend income decreased by $7.4 million and interest expense decreased by $4.9 million resulting in a decrease in net interest income of $2.5 million. This was offset by an increase in noninterest income of $3.4 million.

      The Company entered into an agreement with the Massachusetts Department of Revenue to settle the issue related to taxes owed on dividends received from the Bank's REIT subsidiary in 2002 and prior tax years. Under the agreement, the Company paid 50% of the amount including interest that would have been owed under legislation that was enacted in March 2003. The payment is a deductible expense for federal tax purposes. This resulted in a charge of approximately $1.45 million for state taxes, interest, and penalties, net of federal tax benefit. Total income taxes were $2.8 million for the year ended December 31, 2003 as compared to $2.2 million for the same period in 2002.

Interest and Dividend Income

      Total interest and dividend income decreased $7.4 million or 17.2% to $35.6 million for the year ended December 31, 2003 compared to $43.0 million for the same period in 2002. Interest and dividends on securities decreased $1.2 million to $12.4 million, while interest income on loans decreased $5.8 million to $22.3 million.

      The decrease in interest and dividend income on securities was the result of a decrease of 92 basis points in the average yield on securities from 4.31% for the year 2002 to 3.39% for the same period in 2003. This change was partially offset by a $51.7 million increase in the average balance of securities from $337.6 million for 2002 to $389.3 million for 2003. Market interest rates have declined significantly since January 1, 2001. For example, the prime rate of interest decreased 550 basis points from January of 2001 through December 31, 2003. As higher yielding investments purchased in a higher rate environment have matured, been called, or paid down in 2003, the funds were reinvested at lower rates. In addition, the interest rate on adjustable rate securities repriced downward in the declining interest rate environment.

      The decrease in interest income on loans was primarily the result of a $4.3 million decrease in interest on residential real estate loans. The average balance of residential real estate loans decreased from $186.2 million for the year ended December 31, 2002 to $131.4 million for the year ended December 31, 2003 due to our residential real estate loan program with a third party mortgage company. However, Westfield Bank earned $340,000 in fee income on the origination of these loans which is included in non interest income in 2003. In addition, as a result of the low interest rate environment of 2003, the Bank experienced high levels of payoffs of existing mortgages due to refinancing activity. Moreover, interest on consumer loans decreased $1.7 million. This was primarily the result of a decrease in average balance of consumer loans from $49.6 million for 2002 to $31.2 million for 2003 due to management's decision to curtail indirect automobile loan originations.

      Interest income from commercial real estate loans and commercial and industrial loans increased $167,000 for the year ended December 31, 2003 from the year ended December 31, 2002. In accordance with Westfield Bank's strategic plan, the average balance of commercial real estate loans and commercial industrial loans increased $28.8 million to $191.5 million for the year ended December 31, 2003 as compared to $162.7 million for the same
period in 2002.   This change was offset by a decrease in the average yield
on these loans due to the significant decline in market interest rates since December 31, 2000. Loans originated in the current low interest rate environment have typically been at lower rates than in previous years. In addition, some adjustable rate loans repriced downward. This resulted in a lower yield for the commercial real estate loan and commercial and industrial loan portfolios.

Interest Expense

      Interest expense for the year ended December 31, 2003 decreased $4.9 million to $13.9 million from the comparable 2002 period. This was attributable to a decrease in the average cost of interest-bearing liabilities of 88 basis points to 2.21% for the year ended December 31, 2003 from 3.09% for the same period in 2002. This decrease was partially offset by an increase of $19.5 million in the average balance of total interest-bearing liabilities. The decrease in average cost of interest-bearing liabilities was the result of the declining rate environment discussed previously and Westfield Bank's emphasis on core deposits over time deposits.

Net Interest and Dividend Income

      Net interest and dividend income for the year ended December 31, 2003 decreased $2.5 million, or 10.3%, to $21.8 million in 2003 from $24.2 million in 2002. The net interest rate spread, the difference between the average yield on average interest earning assets and the average cost of average total interest bearing liabilities, decreased 7 basis points to 2.47% for 2003 from 2.54% for 2002. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased 32 basis points to 2.86% for 2003 from 3.18% for the comparable prior year period. As discussed above, the decreases in net interest and dividend income due to lower interest rates were partially offset by the increase in the balance of interest-earning assets.

Provision for Loan Losses

      During 2003, Westfield Bank provided $750,000 for loans losses, compared to $934,000 for 2002. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses". The allocation of the provision for loan losses among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses". The following factors resulted in a decrease in the provision for 2003 as compared to 2002.

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $54.2 million or 33.4%. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. As Westfield Bank emphasizes increasing its commercial real estate loans and commercial and industrial loans, increased allowance requirements may continue.

            These increases were offset by a decrease in residential real estate loans of $47.4 million to $110.5 million and a decrease in consumer loans of $18.8 million to $22.3 million, resulting in decreases in the allowance requirements for residential real estate loans and consumer loans, respectively. Due to Westfield Bank's residential real estate loan program with a third party mortgage company and the discontinuation of its indirect auto lending, the balance of residential mortgages and consumer loans is expected to continue to decrease. Decreased future allowances for these loans may result.

      * Credit quality - Actual loss experience on loans decreased with charge-offs totaling $725,000 in 2003 as compared to $928,000 in 2002. Net loans charged off as a percent of average loans outstanding decreased from 0.13% in 2002 to 0.12% in 2003. Non-accrual loans decreased $615,000 from $2.4 million at December 31, 2002 to $1.8 million at December 31, 2003.

      As a result of the detailed allowance for loan loss methodology and consideration of the above factors, the provision for loan losses decreased by $184,000 in 2003 as compared to 2002.

      The allowance for loan losses at the end of 2003 was 1.33% of total loans compared with 1.20% at the end of 2002. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Noninterest Income

      Noninterest income increased $3.4 million to $3.1 million in 2003 from ($362,000) for 2002. Included in noninterest income in the year 2002 were writedowns of certain equity securities of $2.5 million. Income on bank owned life insurance ("BOLI") was $806,000 for the year ended December 31, 2003, compared to none for the same period in 2002. In addition, fees received from our residential real estate loan program with a third party mortgage company were $340,000 for the year ended December 31, 2003
compared with $196,000 for the same period in 2002.   It is anticipated
that these fees will decrease as refinancing of residential loans decreases, particularly if interest rates increase in future periods.

Noninterest Expense

      Noninterest expense for the year ended December 31, 2003 was $17.6 million compared to $16.7 million for the same period in 2002. Employee salary and benefits for the year ended December 31, 2003 were $9.7 million compared to $8.9 million in 2002. The increase was the result of normal salary increases, along with an increase in employee benefit expense of $688,000 for the year ended December 31, 2003, primarily as a result of increased expenses for the management recognition and retention plan and supplemental employee retirement plan.

Income Taxes

      Income taxes increased $581,000, or 26.0%, to $2.8 million in 2003. The effective tax rate was 43.6% in 2003 compared to 35.6% for 2002. The effective tax rate also reflects the utilization of Westfield Securities Corporation and Elm Street Securities Corporation, both qualified securities corporations, and Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

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

      In addition to the effect on 2003, the legislation is retroactive to 1999. The Company's 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

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

Interest Expense

      Interest expense decreased $6.2 million, or 24.8%, to $18.8 million for 2002 compared to $25.0 million for 2001. The average balance of total interest-bearing deposits increased $21.8 million in 2002 to $598.7 million, while the average cost of deposits decreased 119 basis points to 3.09% due to the low interest rate environment. The average balance of customer repurchase agreements and other borrowings increased $1.1 million from $7.2 million in 2001 to $8.3 million in 2002.

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

Provision for Loan Losses

      During 2002, Westfield Bank provided $934,000 for loans losses, compared to $1.6 million for 2001. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses". The allocation of the provision among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses". The following factors resulted in an increase in the provision for 2002 as compared to 2001.

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

      * Credit quality - Actual loss experience on loans decreased significantly with charge-offs totaling $928,000 in 2002 as compared to $1.8 million in 2001. Net loans charged off as a percent of average loans outstanding decreased from 0.26% in 2001 to 0.13% in 2002. Non-accrual loans decreased $300,000 from $2.7 million at December 31, 2001 to $2.4 million at December 31, 2002.

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

Liquidity and Capital Resources

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank at December 31, 2003 and 2002 were $20.0 million and $15.0 million, respectively. At December 31, 2003, Westfield Bank's maximum borrowing capacity from the Federal Home Loan Bank was approximately $38.9 million, net of any outstanding borrowings. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

      The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under agreements with the FHLB to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2003 follows:


                                            After 1 Year    After 3 Years
                                 Within      but Within       but Within     After
                                 1 Year        3 Years         5 Years       5 Years     Total
                                 ------     ------------    -------------    -------     -----
                                                         (In thousands)

Lease Obligations
  Operating lease obligations    $   187       $  374          $   155       $     -    $   716
                                 =======       ======          =======       ========   =======

Borrowings
  Federal Home Loan Bank         $     -       $5,000          $15,000       $     -    $20,000
                                 =======       ======          =======       ========   =======

Credit Commitments
  Available lines of credit      $43,427       $    -          $     -       $12,685    $56,112
  Other loan commitments          27,014            -                -           981     27,995
  Letters of Credits               6,052            -                -           749      6,801
                                 -------       ------          -------       -------    -------

Total                            $76,493       $    -          $     -       $14,415    $90,908
                                 =======       ======          =======       ========   =======

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2003, Westfield Bank originated loans of approximately $148.8 million, and during the comparable period of 2002, Westfield Bank originated loans of approximately $99.6 million. Under the Bank's residential real estate loan program which commenced on September 1, 2001, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $252.9 million for the year ended December 31, 2003 and $270.0 million for the year ended December 31, 2002. At December 31, 2003, Westfield Bank had loan commitments to borrowers of approximately $34.8 million, and available home equity and unadvanced lines of credit of approximately $56.1 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits decreased $23.7 million during the year ended December 31, 2003 and increased $18.9 million during the year ended December 31, 2002. Time deposit accounts scheduled to mature within one year were $234.7 million at December 31, 2003. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments.

      At December 31, 2003, we exceeded each of the applicable regulatory capital requirements. Our tier 1 leverage capital was $124.0 million, or 15.31% to average assets. Our tier 1 capital to risk weighted assets was $124.0 million or 28.46%. We had total capital to risk weighted assets of $129.1 million or 29.63%.

      We do not anticipate any material capital expenditures during calendar year 2004, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangement

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

      To achieve the objectives of managing interest rate risk, Westfield Bank's Asset and Liability Management Committee meets monthly to discuss and monitor the market interest rate environment relative to interest rates that are offered on its products. The Asset and Liability Management Committee presents periodic reports to the Board of Directors of Westfield Bank and Westfield Financial, Inc. at their regular meetings.

      Historically, Westfield Bank's lending activities have emphasized residential real estate and commercial real estate loans. However, since 1996, Westfield Bank has increased its emphasis on commercial and consumer lending and deposit relationships. Commercial and industrial loans have grown $67.0 million or 367.4%, since December 31, 1996. Commercial and industrial loans have also grown 38.3% since December 31, 2001. Consumer loans decreased $35.8 million, or 61.6%, since December 31, 2001. The indirect automobile loan portfolio grew substantially in 1999 as a result of aggressive pricing and the addition of several new automobile dealers. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003 the program was discontinued. We believe that Westfield Bank's increased emphasis on commercial lending will allow it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

      Westfield Bank's primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and NOW accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

      * maintaining the diversity of our existing loan portfolio through the origination of commercial loans and commercial real estate loans which typically have variable rates and shorter terms than residential mortgages; and

      * emphasizing investments with expected short-term maturities of five years or less.

      In addition, emphasis on commercial loans has reduced the average maturity of Westfield Bank's loan portfolio. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

      Each of the Westfield Bank's sources of liquidity is vulnerable to various uncertainties beyond the control of the Westfield Bank. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. The Westfield Bank's financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates and other market conditions. Management considers the Westfield Bank's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

      Net Interest and Dividend Income Simulation. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase and decrease, 100, 200 and 300 basis points, respectively, from current rates over the one year time period following the current consolidated financial statement.

      The changes in interest income and interest expense due to changes in interest rates reflect the rate sensitivity of our interest earning assets and interest bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable rate loan is likely to increase depending on its repricing characteristics while the interest income from a fixed rate loan would not increase until the funds were repaid and loaned out at a higher interest rate.

      The tables below set forth as of December 31, 2004 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.


            For the Twelve Months Ending December 31, 2004
                        (Dollars in thousands)
            ----------------------------------------------
              Changes in        Net Interest
            Interest Rates      and Dividend
            (Basis Points)         Income         % Change
            --------------      ------------      --------

                  300              25,349            0.4%
                  200              25,164           -0.3
                  100              25,598            1.4
                    0              25,243            N/A
                 -100              25,456            0.8
                 -200              25,654            1.6
                 -300              24,636           -2.4

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

      As interest rates declined during 2001 through 2003, Westfield Bank experienced an increase in core deposits and a decrease in term deposits. Banks nationwide have reported this trend as well. With term deposit rates at such low levels, there is little incentive for bank customers to lock up funds in term deposits. Management believes that in a rising rate environment, Westfield Bank will experience a shift, by some customers, out
of core deposits and back into term deposits.   Based upon analysis,
Management has estimated what is believed to be the rate sensitive portion of the funds currently in core deposits. In scenarios that assume a rising rate environment of 200 basis points or more, this shift is incorporated into the balance sheet forecasts.

      The Company developed consolidated balance sheet growth projections for the twelve month period. The same product mix and growth strategy was used for all rate change simulations, except for the shift into term deposits in certain scenarios as described in the previous paragraph. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

      Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index and spread. Prepayment speed assumptions were based upon the difference between the account rate and the current market rate.

      Another circumstance that affects the results is that market rates as of December 31, 2003 are near historical lows. In the three declining rate scenarios, Westfield Bank forecasted that its rates on some deposit products would not fall as sharply as market rates. For example, because the rate on regular savings accounts is 0.50%, it is not possible for the rate to decrease by 100 basis points or more.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIEs"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. In December 2003, FASB issued a revised interpretation, FIN 46R that delays the effective date until after 2003.

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

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No.150 related to the application of paragraphs 9 and 10 have been deferred indefinitely.

      The adoption of the effective provisions of these standards did not have a material effect on the Company's audited consolidated financial statements. The adoption of the remaining provisions of these standards is not expected to have a material effect on its consolidated financial statements.

      In its November 2003 meeting, the Emerging Issues Task Force (EITF) reached a consensus relating to disclosure requirements under EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF No. 03-01). This issue addresses how to determine the meaning of other-than-temporary in accounting for impairments and its application to certain investments. The disclosure requirements are effective for the Company's December 31, 2003 year end and have been incorporated in the notes to the consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Management of Market Risk, pages 62 - 65, for a discussion of Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are incorporated by reference to the indicated pages of the 2003 Annual Report to Stockholders.

      Independent Auditor's Report                                          F-1

      Consolidated Balance Sheets as of December 31, 2003 and 2002          F-2

      Consolidated Statements of Income for the Years                       F-3
      Ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Changes in Stockholders'                   F-4
      Equity for the Years Ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the Years                   F-5
      Ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements                     F-6 - F-35

      All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

      Management, including Westfield Financial's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Westfield Financial's President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in Westfield Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Westfield Financial's internal control over financial reporting.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," Nominees for Election as Director," "Continuing Directors", "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance.

Code of Ethics

      Westfield Financial has adopted a Conflict of Interest Policy and Code of Conduct, which applies to all employees and officers of Westfield Financial and Westfield Bank. Westfield Financial has also adopted a Code of Ethics for Senior Financial Officers of Westfield Financial, Inc., which applies to Westfield Financial's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for Westfield Financial and Westfield Bank, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of Westfield Financial meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers is filed as exhibit 14.1 to this report

ITEM 11.    EXECUTIVE COMPENSATION

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain beneficial Owners and Management-Principal Shareholders of the "Company," and "Security Ownership of Management."


                                                                            Number of securities
                          Number of securities                             remaining available for
                              To be issued          Weighted-average        future issuance under
                            Upon exercise of       exercise price of      equity compensation plans
                          Outstanding options,    outstanding options,      (excluding securities
Plan  category            warrants and rights     warrants and rights     reflected in column (a))
--------------            --------------------    --------------------    -------------------------
                                  (a)                     (b)                        (c)

Equity compensation
 plans approved by
 security holders                444,500                 $14.39                  211,704

Equity compensation
 plans not approved by
 security holders                      -                      -                        -
                                 -------                 ------                  -------

      Total                      444,500                 $14.39                  211,704(1)
                                 =======                 ======                  =======

<F1>  Reflects 50,760 shares reserved for future grant under the Westfield
      Financial, Inc. 2002 Stock Option Plan, 151,840 shares subject to current restricted stock awards under the Westfield Financial, Inc. 2002 Recognition and Retention Plan ("RRP") and 9,104 shares reserved for future awards under the RRP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding the aggregate fees billed for each of the last two fiscal years by Westfield Financial's principal accountant is included under the heading "Principal Accountant Fees and Services" in Westfield Financial's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, which will be filed with the SEC on or about April 15, 2004 and is incorporated herein by reference.

                                   PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Listed below are all financial statements and exhibits filed as part of this report:

a.    Financial Statements, Schedules, and Exhibits

      (1) The consolidated balance sheets of Westfield Financial, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income changes in stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2003, together with the related notes and independent auditors' report of Deloitte & Touche LLP, independent certified public accountants.

      (2)   Schedules omitted as they are not applicable.

      (3)   See Exhibit Index.

b.    Reports on Form 8-K

            Westfield Financial filed a Form 8-K on October 27, 2003 furnishing to the Commission a press release announcing Westfield Financial's earnings for the period ended September 30, 2003.

      Exhibit      Description

       2.1     Plan of Reorganization and Minority Stock Issuance of
               Westfield Mutual Holding Company, as amended. *
       3.1     Articles of Organization of Westfield Financial, Inc.*
       3.2     Bylaws of Westfield Financial, Inc. *
       3.3     Amended and Restated Charter of Westfield Mutual Holding
               Company*
       3.4     Amended and Restated Bylaws of Westfield Mutual Holding
               Company*
       4.1     Articles of Organization of Westfield Financial, Inc. (See
               Exhibit 3.1)*
       4.2     Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)*
       4.3     Form of Stock Certificate of Westfield Financial, Inc.*
      10.1     Form of Employee Stock Ownership Plan of Westfield
               Financial, Inc.*
      10.2     Form of the Benefit Restoration Plan of Westfield Financial,
               Inc.*
      10.3 Form of Employment Agreement between Donald A. Williams and Westfield Financial, Inc.*
      10.4 Form of Employment Agreement between Victor J. Carra and Westfield Financial, Inc.*
      10.5 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc.*
      10.6 Form of One Year Change in Control Agreement by and among certain officers and Westfield Financial, Inc. and Westfield Bank*
      10.7     Form of Directors' Deferred Compensation Plan*
      10.8     The SBERA 401(k) Plan adopted by Westfield Bank**
      10.9 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc.
      14.1     Code of Ethics

      21.1     Subsidiaries of the Registrant*
      23.1     Consent of Deloitte & Touche LLP
      31.1     Rule 13a - 14(a)/15d - 14(a) Certifications
      32.1     Section 1350 Certifications

* Incorporated herein by reference to the Registration Statement No. 333-68550, on Form S-1 of Westfield Financial filed with the SEC on August 28, 2001, as amended.

** Incorporated herein by reference to the Registration Statement No. 333-73132, on Form S-8, filed with the SEC on November 9, 2001, as amended.

*** Incorporated by reference to the Annual Report on Form 10K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2004.

                                       Westfield Financial, Inc.

                                       By: /s/ Donald A. Williams
                                           -------------------------
                                       Donald A. Williams
                                       President and Chief Executive
                                       Officer

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


      Name                                   Title                     Date
      ----                                   -----                     ----

/s/ Donald A. Williams           President, Chief Executive       March 10, 2004
-----------------------------    Officer and Director
Donald A. Williams               (Principal Executive Officer)

/s/ Victor J. Carra              Executive President and          March 10, 2004
-----------------------------    Director
Victor J. Carra

/s/ Michael J. Janosco, Jr.      Chief Financial Officer and      March 10, 2004
-----------------------------    Treasurer (Principal
Michael J. Janosco, Jr.          Accounting Officer)

/s/ David C. Colton, Jr.         Director                         March 10, 2004
-----------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr        Director                         March 10, 2004
-----------------------------
Robert T. Crowley, Jr.

                                 Director                         March 10, 2004
-----------------------------
Thomas J. Howard

                                 Director                         March 10, 2004
-----------------------------
Harry C. Lane

                                 Director                         March 10, 2004
-----------------------------
William H. McClure

/s/ Mary C. O'Neil               Director                         March 10, 2004
-----------------------------
Mary C. O'Neil

                                 Director                         March 10, 2004
-----------------------------
Richard C. Placek

                                 Director                         March 10, 2004
-----------------------------
Paul R. Pohl

/s/ Charles E. Sullivan          Director                         March 10, 2004
-----------------------------
Charles E. Sullivan

/s/ Thomas C. Sullivan           Director                         March 10, 2004
-----------------------------
Thomas C. Sullivan

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche, LLP
March 10, 2004
Hartford, Connecticut

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands Except Per Share Amounts)


                                                                         December 31,
                                                                    ---------------------
                                                                      2003         2002
                                                                      ----         ----

ASSETS
CASH AND DUE FROM BANKS                                             $ 11,740     $ 11,975

FEDERAL FUNDS SOLD                                                    15,930       37,233

INTEREST-BEARING DEPOSITS                                             18,004        7,367
                                                                    --------     --------

      CASH AND CASH EQUIVALENTS                                       45,674       56,575
                                                                    --------     --------

SECURITIES:
  Available for Sale - at estimated fair value                        25,806       79,842

  Held To Maturity - at amortized cost (estimated
   fair value of $71,003 in 2003 and $46,582 in 2002)                 69,927       45,960

MORTGAGE BACKED SECURITIES:
  Available for Sale - at estimated fair value                        76,177       90,468

  Held to Maturity - at amortized cost (estimated
   fair value of $191,511 in 2003 and $161,497 in 2002)              191,683      159,339

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                       4,237        3,933

LOANS - Net of allowance for loan losses
 of $4,642 in 2003 and $4,325 in 2002                                344,980      357,155

PREMISES AND EQUIPMENT - Net                                          11,774       12,851

ACCRUED INTEREST AND DIVIDENDS                                         3,555        3,937

BANK OWNED LIFE INSURANCE                                             16,507            -

OTHER ASSETS                                                           4,896        2,920
                                                                    --------     --------

TOTAL ASSETS                                                        $795,216     $812,980
                                                                    ========     ========

LIABILITIES AND EQUITY
LIABILITIES:
DEPOSITS:
  Noninterest-bearing                                               $ 54,620     $ 54,736
  Interest-bearing                                                   577,811      601,329
                                                                    --------     --------
      Total deposits                                                 632,431      656,065
                                                                    --------     --------

CUSTOMER REPURCHASE AGREEMENTS                                        12,135        8,724

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                             20,000       15,000

OTHER LIABILITIES                                                      5,846        6,492
                                                                    --------     --------
TOTAL LIABILITIES                                                    670,412      686,281
                                                                    --------     --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at December 31, 2003 and 2002                            -            -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 10,522,300 and 10,154,150 shares
 outstanding at December 31, 2003 and December 31, 2002,
 respectively                                                            106          106
Additional paid-in capital                                            47,143       49,463
Unallocated Common Stock of Employee Stock Ownership Plan             (5,837)      (5,621)
Restricted stock unearned compensation                                (2,094)      (2,731)
Retained earnings                                                     85,794       84,264
Accumulated other comprehensive income                                   788        1,218
Treasury stock, at cost (57,700 shares at December 31, 2003
 and none at December 31, 2002)                                       (1,096)           -
                                                                    --------     --------
      Total stockholders' equity                                     124,804      126,699
                                                                    --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $795,216     $812,980
                                                                    ========     ========

              See  notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands except per share amounts)


                                                    2003        2002        2001
                                                    ----        ----        ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $15,834     $20,166     $24,737
  Securities and mortgage backed securities        12,359      13,591      12,184
  Consumer loans                                    2,440       4,113       5,577
  Commercial and industrial loans                   4,002       3,756       3,477
  Federal funds sold                                  170         416         562
  Marketable equity securities                        526         603         401
  Interest-bearing deposits                           304         368         605
                                                  -------     -------     -------

  Total interest and dividend income               35,635      43,013      47,543
                                                  -------     -------     -------

INTEREST EXPENSE:
  Deposits                                         13,122      18,561      24,730
  Customer repurchase agreements                      211         213         246
  Other borrowings                                    525           1          26
                                                  -------     -------     -------

  Total interest expense                           13,858      18,775      25,002
                                                  -------     -------     -------

      Net interest and dividend income             21,777      24,238      22,541

PROVISION FOR LOAN LOSSES                             750         934       1,630
                                                  -------     -------     -------

      Net interest and dividend income
       after provision for loan losses             21,027      23,304      20,911
                                                  -------     -------     -------

NONINTEREST INCOME:
  Income from bank owned life insurance               806           -           -
  Service charges and fees                          1,859       1,388       1,687
  Gains (losses) on sales and writedowns
   of securities, net                                 409      (1,750)        830
                                                  -------     -------     -------

  Total noninterest income                          3,074        (362)      2,517
                                                  -------     -------     -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    9,685       8,906       8,416
  Occupancy                                         1,802       1,799       1,788
  Computer operations                               1,667       1,534       1,487
  Stationery, supplies and postage                    560         511         574
  Other                                             3,916       3,909       3,634
                                                  -------     -------     -------

  Total noninterest expense                        17,630      16,659      15,899
                                                  -------     -------     -------

INCOME BEFORE INCOME TAXES                          6,471       6,283       7,529

INCOME TAXES                                        2,820       2,239       2,512
                                                  -------     -------     -------

NET INCOME                                        $ 3,651     $ 4,044     $ 5,017
                                                  =======     =======     =======

EARNINGS PER COMMON SHARE:
  Basic                                           $  0.36        0.39         N/A
  Diluted                                         $  0.36        0.38         N/A

               See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Dollars in Thousands)


                                                                                           Accumulated
                                         Additional                                           Other
                                 Common    Paid-In   Unallocated    Unearned    Retained  Comprehensive  Treasury Stock
                                  Stock    Capital       ESOP     Compensation  Earnings      Income     Shares  Amount     Total
                                 ------  ----------  -----------  ------------  --------  -------------  ------  ------     -----

BALANCE, JANUARY 1, 2001          $  -    $     -      $     -      $     -     $76,791      $   964       -    $     -   $ 77,755

Comprehensive income:
  Net income                         -          -            -            -       5,017            -       -          -      5,017
  Unrealized gains on securities
   arising during the year,
   net of tax of $681                -          -            -            -           -        1,360       -          -      1,360
  Reclassification for gains
   included in net income,
   net of taxes of $273              -          -            -            -           -         (544)      -          -       (544)
                                                                                                                          --------
Comprehensive income                 -          -            -            -           -            -       -          -      5,833
  Net proceeds from sale
   of common stock                 106     47,723            -            -           -            -                        47,829
  Capital Distribution to
   the parent Company                -       (100)           -            -           -            -       -          -       (100)
                                  ----    -------      -------      -------     -------      -------     ---    -------   --------

BALANCE, DECEMBER 31, 2001         106     47,623            -            -      81,808        1,780       -          -    131,317

Comprehensive income:
  Net income                         -          -            -            -       4,044            -       -          -      4,044
  Unrealized losses on securities
   arising during the year,
   net of tax of $911                -          -            -            -           -       (1,689)      -          -     (1,689)
  Reclassification for gains
   included in net income,
   net of taxes of $623              -          -            -            -           -        1,127       -          -      1,127
                                                                                                                          --------
Comprehensive income                 -          -            -            -           -            -       -          -      3,482
Activity related to common stock
 issued as Employee incentives       -      2,052       (5,621)      (2,731)          -            -       -          -     (6,300)
Costs associated with
 stock conversion                    -       (212)           -            -           -            -       -          -       (212)
Cash dividends declared              -          -            -            -      (1,588)           -       -          -     (1,588)
                                  ----    -------      -------      -------     -------      -------     ---    -------   --------

BALANCE, DECEMBER 31, 2002         106     49,463       (5,621)      (2,731)     84,264        1,218       -          -    126,699

Comprehensive income:
  Net income                         -          -            -            -       3,651            -       -          -      3,651
  Unrealized losses on securities
   arising during the year,
   net of tax benefit of $92         -          -            -            -           -         (167)      -          -       (167)
  Reclassification for gains
   included in net income,
   net of taxes of $146              -          -            -            -           -         (263)      -          -       (263)
                                                                                                                          --------
Comprehensive income                 -          -            -            -           -            -       -          -      3,221
Activity related to common stock
 issued as employee incentives       -     (2,320)        (216)         637           -            -       -          -     (1,899)
Treasury stock purchased             -          -            -            -           -            -     (60)    (1,134)    (1,134)
Reissuance of treasury shares
 in connection with stock
 option exercises                    -          -            -            -          (8)           -       2         38         30
Cash dividends declared              -          -            -            -      (2,113)           -       -          -     (2,113)
                                  ----    -------      -------      -------     -------      -------     ---    -------   --------

BALANCE, DECEMBER 31, 2003        $106    $47,143      $(5,837)     $(2,094)    $85,794      $   788     (58)   $(1,096)  $124,804
                                  ====    =======      =======      =======     =======      =======     ===    =======   ========

               See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in Thousands)


                                                                  Years Ended December 31,
                                                             ----------------------------------
                                                               2003         2002         2001
                                                               ----         ----         ----

OPERATING ACTIVITIES:
  Net Income                                                 $  3,651     $  4,044     $  5,017
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                     750          934        1,630
    Valuation adjustment of other real estate owned                 -          (77)          30
    Other than temporary write-down of securities                  85        2,105          315
    Depreciation of premises and equipment                      1,080        1,052        1,100
    Net amortization of premiums and discounts of
     securities, mortgage backed securities and
     mortgage loans                                             3,273        1,601          341
    Amortization of deferred compensation                         769          302            -
    Gain on sale of other real estate owned                         -          (62)         (15)
    Gain on sale of fixed assets                                  (50)           -            -
    Gain on sales of securities - net                            (494)        (355)      (1,145)
    Deferred income tax (benefit) provision                      (992)      (2,843)       2,857
  Changes in assets and liabilities:
    Accrued interest and dividends                                382          264          (29)
    Other assets                                                 (708)         905         (308)
    Other liabilities                                            (646)        (428)      (1,044)
                                                             --------     --------     --------

      Net cash provided by operating activities                 7,100        7,442        8,749
                                                             --------     --------     --------

INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                                 (61,941)     (42,389)     (28,099)
    Proceeds from maturities and principles collections        37,980       42,053       22,043
  Securities, available for sale:
    Purchases                                                 (19,883)     (37,445)     (29,421)
    Proceeds from sales                                        34,595        4,222        6,478
    Proceeds from calls, maturities and
     principal collections                                     40,610       23,598       24,466
  Mortgage backed securities, held to maturity:
    Purchases                                                (127,681)    (129,145)     (89,761)
    Principal collections                                      93,000       49,839       15,135
  Mortgage backed securities, available for sale:
    Purchases                                                 (43,383)     (60,975)     (50,736)
    Proceeds from sales                                         8,104       20,214       52,807
    Principal collections                                      47,111       38,236       24,747
  Purchase of Federal Home Loan Bank of Boston
   and other stock                                               (304)        (299)        (188)
  Net increase (decrease) in loans                             11,359       55,484      (10,366)
  Proceeds from sale or other real estate owned                     -          301           72
  Net purchases of premise and equipment                         (452)        (322)      (2,937)
  Proceeds from sale of fixed assets                              499            -            -
  Purchase of Bank owned life insurance                       (16,507)           -            -
                                                             --------     --------     --------

      Net cash used in investing activities                     3,107      (36,628)     (65,760)
                                                             --------     --------     --------

FINANCING ACTIVITIES:
  (Decrease) increase in deposits                             (23,634)      18,956       35,213
  Increase (decrease) in customer repurchase agreements         3,411        2,663       (1,625)
  Activity related to common stock in connection
   with employee benefit plan                                  (2,668)      (6,301)           -
  Federal Home Loan Bank of Boston advances, net                5,000       15,000            -
  Net proceeds received from stock offering                         -            -       47,829
  Capital Distribution to the Parent Company                        -            -         (100)
  Cash dividends paid                                          (2,113)      (1,588)           -
  Treasury stock purchased                                     (1,134)           -            -
  Reissuance of treasury shares in connection
   with stock option exercises                                     30            -            -
  Stock issuance costs                                              -           (4)           -
                                                             --------     --------     --------
      Net cash (used in) provided by financing activities     (21,108)      28,726       81,317
                                                             --------     --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (10,901)        (460)      24,306

CASH AND CASH EQUIVALENTS:
  Beginning of year                                            56,575       57,035       32,729
                                                             --------     --------     --------

  End of Year                                                $ 45,674     $ 56,575     $ 57,035
                                                             ========     ========     ========

               See notes to consolidated financial statements

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

      In 1998, the Bank formed a subsidiary, Elm Street Real Estate Investments, Inc. (the "REIT"). The REIT was 99.9% owned by the Bank. In December 2003, the Bank dissolved the REIT to streamline the overall bank structure. Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In 2003, the Bank formed another wholly owned subsidiary, Elm Street Securities Corporation, a Massachusetts chartered security corporation for the primary purpose of holding quality investment securities.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp., Elm Street Securities Corporation, and the REIT prior to its dissolution. All material intercompany balances and transactions have been eliminated in consolidation.

      Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other than temporary impairment of investment securities and accrued liabilities for pension and other post retirement benefits.

      Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2003 and 2002 includes partially restricted cash of approximately $154,000, and $220,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

      Securities and Mortgage Backed Securities - Securities, including mortgage backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. The Company does not acquire securities and mortgage backed securities for purposes of engaging in trading activities.

      Realized gains and losses on sales of securities and mortgage backed securities are computed using the specific identification method and are included in noninterest income. The amortization of premiums and accretion of discounts is determined by using the level yield method to the earlier of the call or maturity date.

      Other than Temporary Impairment of Securities - On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the estimated reasons for the decline are identified, further judgements are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. Unrealized losses which are not expected to reverse in the near term are charged to gains (losses) on sales and writedowns of securities in the consolidated statements of income.

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

      The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for identified problem loans and a formula allowance for the remainder of the portfolio. The specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. In determining the loss factors to apply to each loan category, the Company considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Loss factors may be adjusted for qualitative factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

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

      The cost of maintenance and repairs is charged to expense when incurred. Major expenditures for betterments are capitalized and depreciated.

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

      Earnings per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock awards and options, are determined using the treasury stock method.

      Earnings per common share for the years ended December 31, have been computed based on the following (in thousands, except per share data):


                                                                        2003       2002

      Net income available to common stockholders                      $ 3,651    $ 4,044
                                                                       =======    =======

      Weighted average number of common shares outstanding              10,037     10,336
      Effect of dilutive stock awards                                      176        261
                                                                       -------    -------
      Adjusted weighted average number of common shares outstanding
       used to calculate diluted earnings per common shares             10,213     10,597
                                                                       =======    =======

      Basic earnings per share                                         $  0.36    $  0.39

      Diluted earnings per share                                       $  0.36    $  0.38

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


      For the years ended December 31,

                                           2003       2002

      Net income as reported              $3,651     $4,044

        Less:  Compensation expense
        determined under fair value
        based method for all awards,
        net of tax effects                  (254)      (129)
                                          ------     ------
          Pro forma net income            $3,397     $3,915
                                          ======     ======

      Net income per share
        Basic as reported                 $ 0.36     $ 0.39
        Basic pro forma                     0.34       0.38
        Diluted as reported                 0.36       0.38
        Diluted pro forma                   0.33       0.37

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                      Year Ended
                                                   December 31, 2002
                                                   -----------------

                        Dividend yield                1.25%
                        Expected life in years          10 years
                        Expected volatility             15%
                        Risk-free interest rate       3.58%

      No options were granted in 2003.

      Current Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interests in variable interest entities ("VIEs"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An entity is considered to be a VIE if it lacks a sufficient amount of voting equity interests (e.g. 10% of total assets) that are subject to the risk of loss or residual return of the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both.

      A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE. In December 2003, FASB issued a revised interpretation, FIN 46R, that delays the effective date until after 2003.

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

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No. 150 related to the application of paragraphs 9 and 10 have been deferred indefinitely.

      The adoption of the effective provisions of these standards did not have a material effect on the Company's consolidated financial statements. The adoption of the remaining provisions of these standards is not expected to have a material effect on the Company's consolidated financial statements.

      In its November 2003 meeting, the Emerging Issues Task Force (EITF) reached a consensus relating to disclosure requirements under EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF No. 03-01). The disclosure requirements have been incorporated herein (see Notes 3 and 4).

3.    SECURITIES

      Securities at December 31, 2003 are summarized as follows:


                                                      December 31, 2003
                                      --------------------------------------------------
                                                      Gross         Gross      Estimated
                                      Amortized    Unrealized    Unrealized      Fair
                                         Cost         Gains        Losses        Value
                                      ---------    ----------    ----------    ---------
                                                        (In Thousands)

      Held to maturity:
        Federal agency obligations     $43,250       $  501         $ 12        $43,739
        Municipal bonds                 21,687          369           15         22,041
        Corporate debt securities        4,990          233            -          5,223
                                       -------       ------         ----        -------

      Total held to maturity            69,927        1,103           27         71,003
                                       -------       ------         ----        -------

      Available for sale:
        Corporate debt securities        3,745           49            -          3,794
        Equity securities               14,594        1,004          143         15,455
        Federal agency obligations       6,487           73            3          6,557
                                       -------       ------         ----        -------

      Total available for sale          24,826        1,126          146         25,806
                                       -------       ------         ----        -------

      Total Securities                 $94,753       $2,229         $173        $96,809
                                       =======       ======         ====        =======

      Securities at December 31, 2002 are summarized as follows:


                                                      December 31, 2002
                                      --------------------------------------------------
                                                      Gross         Gross      Estimated
                                      Amortized    Unrealized    Unrealized      Fair
                                         Cost         Gains        Losses        Value
                                      ---------    ----------    ----------    ---------
                                                        (In Thousands)

      Held to maturity:
        Federal agency obligations     $ 38,391      $  389         $  -        $ 38,780
        Corporate debt securities         7,569         234            1           7,802
                                       --------      ------         ----        --------

      Total held to maturity             45,960         623            1          46,582
                                       --------      ------         ----        --------

      Available for sale:
        Corporate debt securities        19,195         317            -          19,512
        Equity securities                28,432         176          874          27,734
        Federal agency obligations       32,134         466            4          32,596
                                       --------      ------         ----        --------

      Total available for sale           79,761         959          878          79,842
                                       --------      ------         ----        --------

      Total Securities                 $125,721      $1,582         $879        $126,424
                                       ========      ======         ====        ========

      Gross unrealized losses on securities as of December 31, 2003 were $173,000 related to securities with a fair market value of $16.3 million as of December 31, 2003. Of the $16.3 million of securities, $13.8 million have been in an unrealized loss position for less than twelve months and $2.5 million of securities have been in an unrealized loss position for twelve months or more. The total unrealized loss on securities with a twelve month or more loss position aggregated $22,000. Although $2.5 million of securities have been in an unrealized loss position for at least twelve months, management has concluded that the impairments are temporary as a result of the nature of the investments.

      The amortized cost and fair value of debt securities at December 31, 2003, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issues have the right to call or repay obligations.


                                                     December 31, 2003
                                                  -----------------------
                                                  Amortized     Estimated
                                                     Cost      Fair Value
                                                  ---------    ----------
                                                      (In Thousands)

      Held to maturity:
        Due in one year or less                    $ 1,006      $ 1,029
        Due after one year through five years       32,242       32,604
        Due after five years through ten years      10,256       10,383
        Due after ten years                         26,423       26,987
                                                   -------      -------

      Total held to maturity                       $69,927      $71,003
                                                   =======      =======

      Available for sale:
        Due in one year or less                    $ 1,996      $ 2,021
        Due after one year through five years        3,002        3,029
        Due after five years through ten years           -            -
        Due after ten years                          5,234        5,301
                                                   -------      -------

      Total available for sale                     $10,232      $10,351
                                                   =======      =======

      Gross gains of $771,000, $423,000, and $953,000 and gross losses $333,000, $897,000, and $477,000 were recorded on securities during the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, the Company recorded losses of $85,000, $2,105,000, and $315,000 respectively, for other than temporary impairments in value.

      Securities with a par value of $35 million and $15 million were pledged as collateral to the Federal Reserve Bank of Boston at December 31, 2003 and 2002, respectively.

      Unrealized gains on securities available for sale, net of tax were $647,000 and $51,000 at December 31, 2003 and 2002, respectively.

4.    MORTGAGE BACKED SECURITIES

      Mortgage backed securities at December 31, 2003 are summarized as follows:


                                                               December 31, 2003
                                               --------------------------------------------------
                                                               Gross         Gross      Estimated
                                               Amortized    Unrealized    Unrealized      Fair
                                                  Cost         Gains        Losses        Value
                                               ---------    ----------    ----------    ---------
                                                                 (In Thousands)

      Held to maturity:
        Fannie Mae                              $131,808      $  772        $  895      $131,685
        Freddie Mac                               50,751         239           301        50,689
        Ginnie Mae                                 8,583          66            60         8,589
        Collateralized Mortgage Obligations          541           7             -           548
                                                --------      ------        ------      --------

      Total held to maturity                     191,683       1,084         1,256       191,511
                                                --------      ------        ------      --------

      Available for sale:
        Fannie Mae                                31,627         348           103        31,872
        Freddie Mac                               18,611          74            99        18,586
        Ginnie Mae                                20,854          91            88        20,857
        Collateralized Mortgage Obligations        4,872          26            36         4,862
                                                --------      ------        ------      --------

      Total available for sale                    75,964         539           326        76,177
                                                --------      ------        ------      --------

      Total Mortgage Backed Securities          $267,647      $1,623        $1,582      $267,688
                                                ========      ======        ======      ========

      Mortgage backed securities at December 31, 2002 are summarized as follows:


                                                               December 31, 2002
                                               --------------------------------------------------
                                                               Gross         Gross      Estimated
                                               Amortized    Unrealized    Unrealized      Fair
                                                  Cost         Gains        Losses        Value
                                               ---------    ----------    ----------    ---------
                                                                 (In Thousands)

      Held to maturity:
        Fannie Mae                              $ 77,049      $1,038         $22        $ 78,065
        Freddie Mac                               58,988         860          27          59,821
        Ginnie Mae                                13,920         226          23          14,123
        Collateralized Mortgage Obligations        9,382         110           4           9,488
                                                --------      ------         ---        --------

      Total held to maturity                     159,339       2,234          76         161,497
                                                --------      ------         ---        --------

      Available for sale:
        Fannie Mae                                22,182         697           -          22,879
        Freddie Mac                               29,930         551           -          30,481
        Ginnie Mae                                25,762         438           -          26,200
        Collateralized Mortgage Obligations       10,771         142           5          10,908
                                                --------      ------         ---        --------

      Total available for sale                    88,645       1,828           5          90,468
                                                --------      ------         ---        --------

      Total Mortgage Backed Securities          $247,984      $4,062         $81        $251,965
                                                ========      ======         ===        ========

      Collateralized Mortgage Obligations include traunches of AAA investment grade and consist of high quality mortgage obligations.

      Gross gains of $56,000, $850,000 and $833,000 and gross losses of $0, $21,000, and $163,000 were recorded on mortgage backed securities during the years ended December 31, 2003, 2002 and 2001, respectively.

      Unrealized gains on mortgage backed securities available for sale, net of tax were $141,000 and $1,167,000 at December 31, 2003 and 2002, respectively.

      Gross unrealized losses on mortgage backed securities for the year
      ended December 31, 2003 were $1.6 million      related to securities
      with a fair market value of $142.4 million as of December 31, 2003. The total fair market value of $142.4 million was in an unrealized loss position for less than twelve months.

5.    LOANS

      Loans consisted of the following amounts as of:


                                                      December 31,
                                                  --------------------
                                                    2003        2002
                                                  --------------------
                                                     (In Thousands)

      Residential real estate                     $110,547    $157,896
      Commercial and industrial                     85,292      61,494
      Commercial real estate                       131,292     100,903
      Consumer                                      22,310      41,064
                                                  --------    --------

        Total Loans                                349,441     361,357

      Unearned premiums and deferred loan fees
       and costs, net                                  181         123
      Allowance for loan losses                     (4,642)     (4,325)
                                                  --------    --------
                                                  $344,980    $357,155
                                                  ========    ========

      The following table summarizes information regarding impaired loans:


                                                                Years Ended
                                                                December 31,
                                                           ----------------------
                                                              2003         2002
                                                           ----------------------
                                                           (Dollars in Thousands)

      Recorded investment in impaired loans, period end      $1,830      $1,974
      Allowance for impaired loans                               70          70


                                                                                   Years Ended
                                                                                   December 31,
                                                                            --------------------------
                                                                             2003      2002      2001
                                                                            --------------------------
                                                                              (Dollars in Thousands)

      Average recorded investment in impaired loans                         $1,970    $2,008    $1,612
      Income recorded during the period for impaired loans                     126       130       163
      Income recorded on cash basis during the period for impaired loans       127       143       155

      There were no restructured loans at December 31, 2003, 2002 and 2001.

      Nonaccrual loans at December 31, 2003, December 31, 2002 and 2001 and related interest income are summarized as follows:


                                                            Years Ended
                                                            December 31,
                                                     --------------------------
                                                      2003      2002      2001
                                                     --------------------------
                                                       (Dollars in Thousands)

      Amount                                         $1,768    $2,383    $2,684
      Interest income that would have been
       recorded under the original contract terms       327       324       263

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $31.8 million and $70.3 million at December 31, 2003 and 2002, respectively. Net service fee income (expense) of ($46,000), $76,000, and $120,000 was recorded for the years ended December 31, 2003, 2002, and 2001, respectively.

      The Company's servicing assets are recorded at fair value at the time the asset is acquired. The fair value is based upon the net present value of future cash flows of the net servicing revenue. Assumptions used in determining fair value include service fee revenue, float revenue, escrow revenue, servicing expense, and estimated life of the underlying loans. The fair value of the asset is recalculated quarterly to determine possible impairment. In 2003 the Company recorded an impairment charge of $30,000, to reduce the carrying value of the servicing assets as of December 31, 2003 to $76,000. The servicing asset is amortized in proportion to the estimated net servicing revenue of the loans.

6.    ALLOWANCE FOR LOAN LOSSES

      An analysis of changes in the allowance for loan losses is as follows:


                                            Years Ended
                                            December 31,
                                    ----------------------------
                                     2003       2002       2001
                                    ----------------------------
                                       (Dollars in Thousands)

      Balance, beginning of year    $4,325     $3,923     $3,434
      Provision                        750        934      1,630
      Charge-offs                     (725)      (928)    (1,843)
      Recoveries                       292        396        702
                                    ------     ------     ------

      Balance, end of year          $4,642     $4,325     $3,923
                                    ======     ======     ======

7.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:


                                                            As of
                                                        December 31,
                                                   ----------------------
                                                     2003           2002
                                                   ----------------------
                                                   (Dollars in Thousands)

      Land                                         $ 2,201        $ 2,288
      Buildings                                      9,866         10,242
      Leasehold improvements                           735            735
      Furniture and equipment                        5,666          5,296
                                                   -------        -------
      Total                                         18,468         18,561

      Accumulated depreciation and amortization     (6,694)        (5,710)
                                                   -------        -------

      Premises and equipment, net                  $11,774        $12,851
                                                   =======        =======

8.    DEPOSITS

      Deposit accounts by type and weighted average rates are summarized as follows:


                                      December 31,              December 31,
                                          2003        Rate          2002        Rate
                                      ----------------------------------------------
                                                  (Dollars in Thousands)

      Demand and Now:
        Now accounts                    $ 42,465      0.54%     $ 41,907        1.07%
        Demand accounts                   54,620         -        54,736           -

      Savings:
        Regular accounts                  46,331      0.50        44,876        1.05
        Money market accounts            154,825      0.98       139,543        1.49

      Time certificates of deposit       334,190      2.58       375,003        3.51
                                        --------                --------
      Total Deposits                    $632,431                $656,065
                                        ========                ========

      Time deposits of $100,000 or more totaled approximately $69.8 million and $80.6 million at December 31, 2003 and 2002, respectively. Interest expense on such deposits totaled $2.3 million, $3.1 million and $4.0 million for the years ended December 31, 2003, 2002 and 2001 respectively.

      Cash paid for interest was:


                                                 Years Ended
                                                 December 31,
                                        -----------------------------
                                         2003       2002       2001
                                        -----------------------------
                                                (In Thousands)

      Deposits                          $13,130    $18,571    $24,698
      Customer Repurchase Agreements        211        213        246
      Federal Home Loan Advances            525          -         26
                                        -------    -------    -------
      Total                             $13,866    $18,784    $24,970
                                        =======    =======    =======

      At December 31, 2003, the scheduled maturities of time certificates of deposits are as follows:


                                           Amount      Rate
                                           ----------------
                                        (Dollars in Thousands)

      Within 1 year                       $234,694     2.35%
      Over 1 year to 3 years                90,934     3.13
      Over 3 years to 5 years                8,562     3.24
                                          --------

      Total certificates of deposits      $334,190     2.58%
                                          ========

9.    CUSTOMER REPURCHASE AGREEMENTS

      The following table summarizes information regarding repurchase agreements:


                                                                        Years Ended
                                                                        December 31,
                                                                   ----------------------
                                                                     2003          2002
                                                                   ----------------------
                                                                   (Dollars in Thousands)

      Balance outstanding, end of year                             $12,135       $ 8,724
      Maximum amount outstanding at any month end during period     14,247         9,928
      Average amount outstanding during period                      13,192         8,291
      Weighted average interest rate                                  1.21%         2.25%
      Book value of collateral pledged end of period                35,204        14,994
      Fair value of collateral pledged end of period                35,570        15,209

10.   FEDERAL HOME LOAN BANK ADVANCES

      The following advances are secured by a blanket lien on the Company's residential real estate loans:


                            2003
      Maturity             Amount      Rate
                           ----------------
                            (in Thousands)

      January 3, 2006      $ 5,000    2.56%
      January 2, 2007        5,000    2.98%
      December 31, 2007      5,000    3.33%
      August 13, 2008        5,000    3.85%
                           -------
                           $20,000
                           =======

11.   LINE OF CREDIT

      The Company has a line of credit with the Federal Reserve Bank of Boston collateralized by investments. Additionally, the Company has an "Ideal Way" line of credit with the Federal Home Loan Bank for $4,541,000 and $9,541,000 for the years ended December 31, 2003 and 2002, respectively. No amounts were outstanding under these lines at December 31, 2003 and 2002.

12.   STOCK-BASED INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

      Stock Options

      Under the Company's stock based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 497,260 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year.

      A summary of the status of the Company's stock options for the years ended December 31, 2002 and 2003 is presented below:


                                                    Weighted Average
                                        Shares       Exercise Price
                                        ----------------------------

      Fixed Options:
        Balance at December 31, 2001          -          $    -
        Granted                         448,000           14.39
                                        -------

        Balance at December 31, 2002    448,000           14.39
        Exercised                        (2,000)          14.39
        Forfeited                        (1,500)          14.39
                                        -------
        Balance at December 31, 2003    444,500          $14.39
                                        =======

      The weighted average fair value of the options granted in 2002 using the Black-Scholes option pricing model were $3.75 per share. No options were granted in 2003.

      Assumptions used to determine the weighted average fair value of options granted in 2002:


      Dividend yield             1.25%
      Expected life in years       10 years
      Expected volatility          15%
      Risk-free interest rate    3.58%

      Information pertaining to options outstanding at December 31, 2003 is as follows:


                                 Weighted Average
      Exercise       Number          Remaining          Number
        Price     Outstanding    Contractual Life    Exercisable
      --------    -----------    ----------------    -----------

       $14.39       444,500          8.6 years          87,300
                    =======          =========          ======

      Stock Awards

      Under the Company's Recognition and Retention Plan dated November 1, 2002, the Company may grant stock awards to its directors, officers and employees to purchase up to 198,904 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period to be benefited. The Company recorded compensation cost related to the stock awards of approximately $544,000 in 2003 and $109,000 in 2002. No compensation expense was recorded in 2001 as the plan was approved in 2002.

      Stock awards for 189,800 shares were granted during 2002. No stock awards were granted in 2003.

      Employee Stock Ownership Plan

      In January 2002, the Company established an Employee Stock Ownership Plan (the ESOP) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. Compensation expense is recognized as ESOP shares are committed to be released. Expense recognized related to the ESOP totaled $225,000, $193,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002 the number of allocated shares held by the ESOP were 12,672 and 0, respectively. The number of committed-to-be-released shares held by the ESOP as of December 31, 2003 and 2002 were 13,260 and 12,672, respectively. ESOP shares are considered outstanding for earnings per share calculations based on the value of shares issued. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

13.   RETIREMENT PLANS AND EMPLOYEE BENEFITS

      Pension Plan - The Company provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan (the "Plan"). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

      The following table provides information for the Plan at December 31:


                                                         2003       2002       2001
                                                         ----       ----       ----
                                                           (Dollars in Thousands)

      Change in benefit obligation:
        Benefit obligation, beginning of year           $6,515     $6,262     $4,920
        Service cost                                       504        513        378
        Interest                                           439        438        381
        Actuarial loss (gain)                               80       (223)       880
        Benefits paid                                     (128)      (475)      (297)
                                                        ------     ------     ------
        Benefit obligation, end of year                 $7,410     $6,515     $6,262
                                                        ======     ======     ======

      Change in plan assets:
        Fair value of plan assets, beginning of year    $4,498     $4,678     $5,520
        Actual return (loss) on plan assets                708       (460)      (563)
        Employer contribution                              580        755         18
        Benefits paid                                     (128)      (475)      (297)
                                                        ------     ------     ------
        Fair value of plan assets, end of year          $5,658     $4,498     $4,678
                                                        ======     ======     ======

      Funded status (benefit obligation less
       fair value of plan assets)                       $1,752     $2,017     $1,584
      Unrecognized net actuarial (loss) gain              (165)      (453)       165
      Transition liability                                 127        139        150
                                                        ------     ------     ------
      Accrued benefit cost                              $1,714     $1,703     $1,899
                                                        ======     ======     ======

      Net pension cost includes the following components for the years ended December 31:


                                    2003      2002      2001
                                    ----      ----      ----
                                   (Dollars in Thousands)

      Service cost                 $ 504     $ 513     $ 378
      Interest cost                  439       438       381
      Expected return on assets     (360)     (374)     (444)
      Actuarial (gain) loss           19        (7)      (86)
      Transition obligation          (12)      (12)      (12)
                                   -----     -----     -----

      Net periodic pension cost    $ 590     $ 558     $ 217
                                   =====     =====     =====

      The following actuarial assumptions were used for the years ended December 31:


                                          2003     2002     2001
                                          ----     ----     ----

      Weighted-average assumption:
        Discount rate                     6.75%    7.00%    7.75%
        Expected return on plan assets    8.00%    8.00%    8.00%
        Rate of compensation increase     5.00%    5.50%    5.50%

      The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3 to 5% for equity investments. The Bank expects to contribute $513,000 to its pension plan in 2004.

      The Company's pension plan asset allocation at December 31, 2003 and 2002 and target allocation for 2004 are as follows:


                                               Percentage of Plan
                                   Target            Assets
                                 Allocation      at December 31,
      Asset Category                2004        2003        2002
      --------------             ----------     ----        ----

      Fixed Income Securities     25 - 45%      44.9%       38.1%
      Equity Securities           55 - 75%      55.1        61.9
                                               -----       -----
            Total                              100.0%      100.0%

      Trustees of Savings Bank Employees Retirement Association select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

      The Company estimates that the benefits to be paid from the pension plan for years ended December 31,


                                       Benefit Payments to
                           Year            Participants

                           2004             $  360,000
                           2005                109,000
                           2006              1,368,000
                           2007                 66,000
                           2008                 20,000

      In Aggregate for  2009 - 2013          3,075,000
                                            ----------
                                            $4,998,000
                                            ==========

      Postretirement Benefits - The Company provides postretirement life insurance benefits to employees based on the employee's salary at time of retirement. The accrual of postretirement benefits other than pension expense is made during the years an employee provides service. The following sets forth the funded status:


                                                    December 31,
                                                  2003        2002
                                                  ----        ----
                                               (Dollars in Thousands)

      Benefits obligation and funded status      $(610)      $(530)
      Transitional obligation                      166         149
                                                 -----       -----
      Accrued benefit costs                      $(444)      $(381)
                                                 =====       =====

      Actuarial assumptions used in accounting for the postretirement benefit plan were:


                                                           December 31,
                                                         2003        2002
                                                         ----        ----
                                                      (Dollars in Thousands)

      Assumed average salary compensation increase       5.00%       5.00%
      Discount rate                                      6.75%       6.75%

      Benefit cost                                      $  60       $  48
      Benefit paid                                         69          54

Net periodic benefit cost for:


                                                      Years Ended December 31,
                                                       2003     2002     2001
                                                       ----     ----     ----

      Assumed average salary compensation increase    5.00%    5.00%    6.00%
      Discount Rate                                   6.75     6.75     7.00
      Expected long-term rate of return on assets     8.00     8.00     8.00

      Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2003 and 2002, the Company had accrued $1.8 million and $1.7 million, respectively, relating to these benefits. Amounts charged to expense were $180,000, $23,000 and $180,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      401(k) - Employees are eligible to participate in a 401(k) plan through SBERA. The Company makes a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan. The Company's contribution to the plan were $150,000, $113,000 and $50,000, for the years ended December 31,
      2003, 2002 and 2001, respectively.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2003, the most recent notification from The Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2003 and 2002 are also presented in the table.


                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                     Amount     Ratio      Amount    Ratio     Amount    Ratio
                                                     ------     -----      ------    -----     ------    -----
                                                                       (Dollars in Thousands)

      December 31, 2003
        Total Capital (to Risk Weighted Assets):
          Consolidated                              $129,120    29.63%    $34,864    8.00%        N/A        -
          Bank                                        82,733    19.57      33,820    8.00     $42,275    10.00%
        Tier I Capital (to Risk Weighted Assets):
          Consolidated                               124,008    28.46      17,432    4.00         N/A        -
          Bank                                        77,621    18.36      16,910    4.00      25,365     6.00
        Tier I Capital (to Average Assets):
          Consolidated                               124,008    15.31      32,407    4.00         N/A        -
          Bank                                        77,621    10.18      30,510    4.00      38,137     5.00


                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                     Amount     Ratio      Amount    Ratio     Amount    Ratio
                                                     ------     -----      ------    -----     ------    -----
                                                                       (Dollars in Thousands)

      December 31, 2002

        Total Capital (to Risk Weighted Assets):
          Consolidated                              $129,371    29.78%    $34,751    8.00%        N/A        -
          Bank                                        78,479    19.44      32,303    8.00     $40,379    10.00%
        Tier I Capital (to Risk Weighted Assets):
          Consolidated                               124,968    28.77      17,375    4.00         N/A        -
          Bank                                        74,076    18.35      16,151    4.00      24,227     6.00
        Tier I Capital (to Average Assets):
          Consolidated                               124,968    15.65      31,942    4.00         N/A        -
          Bank                                        74,076     9.93      29,839    4.00      32,299     5.00

15.   INCOME TAXES

      Income taxes consist of the following:


                                             Years Ended December 31,
                                           ---------------------------
                                            2003      2002       2001
                                            ----      ----       ----
                                                  (in Thousands)

      Current tax provision (benefit):
        Federal                            $2,106    $4,740    $ (352)
        State                               1,706       342         7
                                           --------------------------
      Total                                 3,812     5,082      (345)
                                           --------------------------

      Deferred tax (benefit) provision:
        Federal                              (992)   (2,843)    2,857
        State                                   -         -         -
                                           --------------------------
      Total                                  (992)   (2,843)    2,857
                                           --------------------------

      Total                                $2,820    $2,239    $2,512
                                           ==========================

      The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:


                                                   Years Ended December 31,
                                                   ------------------------
                                                   2003     2002     2001
                                                   ----     ----     ----
                                                        (in Thousands)

      Statutory federal income tax rate            34.0%    34.0%    34.0%
      Increase (decrease) resulting from:
        State taxes, net of federal tax benefit    17.4%     3.6%     0.0%
        Dividends received deduction               (0.5%)   (0.5%)    0.4%
        Other, net                                 (7.3%)   (1.5%)   (1.0%)
                                                   ----------------------
      Effective tax rate                           43.6%    35.6%    33.4%
                                                   ======================

      Cash paid for income taxes for the years ended December 31, 2003, 2002 and 2001 was $7.2 million, $4.6 million and $200,000, respectively.

      The tax effects of each type of income and expense item that give rise to deferred taxes are as of:


                                               December 31,
                                             2003        2002
                                             ----        ----
                                              (in Thousands)

      Net unrealized gain on securities
       available for sale                  $  (406)    $  (682)
      Depreciation                            (128)        (71)
      Allowance for loan losses              1,578       1,520
      Deferred income                            -      (1,642)
      Employee benefit plans                 1,235         602
      Other                                    274       1,558
                                           -------------------

      Net deferred tax asset               $ 2,553     $ 1,285
                                           ===================


      A summary of the change in the net deferred tax asset (liability) is as follows:


                                           Years Ended December 31
                                              2003       2002
                                              ----       ----
                                               (in Thousands)

      Balance at beginning of year           $1,285     $(1,835)
      Deferred tax benefit                      992       2,843
      Net unrealized gain
       on securities available for sale        276          277
                                             ------------------

      Balance at end of year                 $2,553     $ 1,285
                                             ==================

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

      In addition to the effect on 2003, the legislation is retroactive to 1999. The Company's 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

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

16.   TRANSACTIONS WITH DIRECTORS AND TRUSTEES

      The Company has had, and expects to have in the future, loans with its directors, trustees, and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:


                                            Years Ended
                                           December 31,
                                    ---------------------------
                                     2003      2002      2001
                                    ---------------------------
                                          (In Thousands)

      Balance, beginning of year    $2,453    $1,570    $ 3,647
      New loans granted              4,911     1,487        283
      Repayments of principal         (189)     (604)    (2,360)
                                    ------    ------    -------
      Balance, end of year          $7,175    $2,453    $ 1,570
                                    ======    ======    =======

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

      Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:


                                         December 31,
                                       2003       2002
                                       ----       ----
                                        (In Thousands)

      Commitment to extend credit:
        Unused lines of credit        $56,112    $57,954
        Other unused commitments       24,371      4,483
        Mortgage commitments              134        687
        Existing loan agreements        3,490        992
        Standby letters of credit       6,801      1,300

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

      The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2008. Certain of the leases provide for renewal periods for up to fifteen years at the discretion of the Company. Rent expense under operating leases was $172,000, $179,000, and $171,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

      Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2003, are as follows:


                    (In Thousands)

      2004               $187
      2005                189
      2006                185
      2007                104
      2008                 51
                         ----
                         $716
                         ====

18.   CONCENTRATIONS OF CREDIT RISK

      Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2003 and 2002, the Company's residential and commercial related real estate loans represented 69% and 72% of total loans, respectively. The Company's policy for collateral requires that the amount of the loan may not exceed 95% and 80% of the appraised value of the property for residential and commercial real estate, respectively; at the date the loan is granted. For residential loans, in cases where the loan exceeds the percentage, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

      The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                    2003                      2002
                                           ------------------------------------------------
                                           Carrying    Estimated     Carrying    Estimated
                                            Value      Fair Value     Value      Fair Value
                                          ------------------------------------------------
                                                            (In Thousands)

      ASSETS:
        Cash and cash equivalents          $ 45,674     $ 45,674     $ 56,575     $ 56,575
        Securities:
          Available for sale                 25,806       25,806       79,842       79,842
          Held to maturity                   69,927       71,003       45,960       46,582

        Mortgage backed securities:
          Available for sale                 76,177       76,177       90,468       90,468
          Held to maturity                  191,683      191,511      159,339      161,497
        Federal Home Loan Bank and
         other stock                          4,237        4,237        3,933        3,933

        Loans - net                         344,980      353,496      357,155      370,963

        Accrued interest and dividends        3,555        3,555        3,937        3,937

      LIABILITIES:
        Deposits                            632,431      633,390      656,065      659,586

        Customer repurchase agreements       12,135       12,135        8,724        8,724

        Federal Home Loan Bank advances      20,000       20,392       15,000       15,000

        Accrued interest payable                  9            9           18           18

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

      The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2003, 2002 and 2001, there is no customer that accounted for more than 10% of the Company's revenue.

21.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The balance sheets of the Company are as follows:


                                                                     December 31,
                                                                   2003        2002
                                                                   ----        ----
                                                                    (In Thousands)

      ASSETS:
        Due from banks                                           $  7,204    $    660
        Securities available for sale at estimated fair value           -      15,232
        Investment in subsidiaries                                117,345     111,027
        Other assets                                                  500           -
                                                                 --------    --------
        TOTAL ASSETS                                             $125,049    $126,919

      LIABILITIES AND EQUITY:
        Liabilities                                              $    245    $    220
        Equity                                                    124,804     126,699
                                                                 --------    --------
        TOTAL LIABILITIES AND EQUITY                             $125,049    $126,699
                                                                 ========    ========

      The statements of income for the Company are as follows:


                                                       December 31,
                                                      2003       2002
                                                      ----       ----
                                                      (In Thousands)

      INTEREST AND DIVIDEND INCOME:
        Securities                                   $    34    $  232
        Interest-bearing deposits                         35        88
                                                     -------    ------
      Total Interest and Dividend Income                  69       320
                                                     -------    ------

      NONINTEREST EXPENSE:
        Salaries and employee benefits                   786       309
        Other                                            294       251
                                                     -------    ------
        Total noninterest expense                      1,080       560
                                                     -------    ------

      LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES AND BENEFIT FOR INCOME TAX     (1,011)     (240)

      EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES                                 4,248     4,200

      INCOME TAX BENEFIT                                (414)      (84)
                                                     -------    ------

      NET INCOME                                     $ 3,651    $4,044
                                                     =======    ======

      The statement of cash flows of the Company are as follows:


                                                                    Years Ended       Years Ended
                                                                    December 31,      December 31,
                                                                        2003              2002
                                                                   (In Thousands)    (In Thousands)

      OPERATING ACTIVITIES:
        Net Income                                                    $ 3,651           $  4,044
        Equity in undistributed earnings of subsidiary                 (4,248)            (4,200)
        Increase in other liabilities                                      25                220
        Increase in other assets                                         (500)                 -
        Net transfers from subsidiaries                                     -             23,695
        Other, net                                                        637                  -
                                                                      -------           --------

            Net cash (used in) provided by operating activities          (435)            23,759
                                                                      -------           --------

      INVESTING ACTIVITIES:

        Purchase of securities                                            (34)           (15,000)
        Sale of securities                                             15,266                  -
        Other, net                                                     (2,500)                 -
                                                                      -------           --------

            Net cash provided by (used in) investing activities        12,732            (15,000)
                                                                      -------           --------

      FINANCING ACTIVITIES:

        Cash dividends paid                                            (2,113)            (1,588)
        Other, net                                                     (3,640)            (6,511)
                                                                      -------           --------

            Net cash used in financing activities                      (5,753)            (8,099)
                                                                      -------           --------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                         6,544                660

      CASH AND CASH EQUIVALENTS:
        Beginning of year                                                 660                  -
                                                                      -------           --------

        End of year                                                   $ 7,204           $    660
                                                                      =======           ========

22.   OTHER NONINTEREST EXPENSE

      Indirect auto lending processing charges, as a component of other noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income in 2001. It is not shown separately on the consolidated statements of income. Indirect auto lending processing charges of approximately $719,000 were recorded for the year ended December 31, 2001. There is no item that as a component of noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2003 and 2002, respectively.

23.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                         2003
                                          ------------------------------------------------------------------
                                          First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                          -------------    --------------    -------------    --------------

      Interest and dividend income           $ 9,673          $ 8,991           $ 8,393          $ 8,578
      Interest expense                         3,957            3,575             3,320            3,006
                                             -------          -------           -------          -------

      Net interest and dividend income         5,716            5,416             5,073            5,572
                                             -------          -------           -------          -------

      Provision for loan losses                  200              150               150              250
      Noninterest income                         624              639               710              642
      Gains on sales and writedowns
       of securities, net                         60               53                70              276
      Noninterest expense                      4,629            4,478             4,315            4,208
                                             -------          -------           -------          -------

      Income before income taxes               1,571            1,480             1,388            2,032

      Income taxes(1)                          3,177           (1,253)              337              559
                                             -------          -------           -------          -------

      Net income                             $(1,606)         $ 2,733           $ 1,051          $ 1,473
                                             =======          =======           =======          =======


                                                                         2002
                                          ------------------------------------------------------------------
                                          First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                          -------------    --------------    -------------    --------------

      Interest and dividend income           $11,107          $10,965           $10,745          $10,196
      Interest expense                         5,012            4,811             4,637            4,315
                                             -------          -------           -------          -------

      Net interest and dividend income         6,095            6,154             6,108            5,881
                                             -------          -------           -------          -------

      Provision for loan losses                  300              200               234              200
      Noninterest income                         379              384               417              208
      Gains (losses) on sales and
       writedowns of securities                 (248)            (509)             (139)            (854)
      Noninterest expense                      4,276            4,270             4,220            3,893
                                             -------          -------           -------          -------

      Income before income taxes               1,650            1,559             1,932            1,142

      Income taxes                               563              531               661              484
                                             -------          -------           -------          -------

      Net income                             $ 1,087          $ 1,028           $ 1,271          $   658
                                             =======          =======           =======          =======


                                                                         2001
                                          ------------------------------------------------------------------
                                          First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                          -------------    --------------    -------------    --------------

      Interest and dividend income           $12,260          $12,016           $11,697          $11,569
      Interest expense                         6,842            6,582             5,989            5,588
                                             -------          -------           -------          -------

      Net interest and dividend income         5,418            5,434             5,708            5,981
                                             -------          -------           -------          -------

      Provision for loan losses                  328              272               530              500
      Noninterest income                         356              314               354              662
      Gains (losses) on sales and
       writedowns of securities                   29              141               452              208

      Noninterest expense                      3,563            3,935             3,762            4,639
                                             -------          -------           -------          -------
      Income before income taxes               1,912            1,682             2,222            1,712

      Income taxes                               650              572               758              531
                                             -------          -------           -------          -------

      Net income                             $ 1,262          $ 1,110           $ 1,464          $ 1,181
                                             =======          =======           =======          =======

(1) During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit related to the REIT. As a result of the settlement with the DOR, the Company's second quarter financial results include a credit of approximately $1.45 million, representing a reversal of 40% of the charge taken in the first quarter. See Note 15, Income Taxes, in the notes to the consolidated financial statements.