Form 10-Q
period 2004-03-31
WESTFIELD FINANCIAL INC
filed 2004-05-10
CIK 1157647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X      No       .
     -----        -----

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes    X    No
                                            -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                           Outstanding at
      Class                                  May 3, 2004
      -----                                --------------

      Common                                 10,483,550

                              TABLE OF CONTENTS


         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2004 and December 31, 2003

         Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2004 and 2003

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Three Months ended March 31, 2004

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

                        FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

      *  general and local economic conditions;

      * changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

      *  changes in loan default and charge-off rates;

      *  changes in accounting principles, policies, or guidelines;

      *  changes in legislation or regulation; and

      * other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

      Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)


                                                                      March 31,    December 31,
                                                                        2004           2003
                                                                      ---------    ------------

ASSETS
Cash and due from banks                                               $ 14,642       $ 11,740
Federal funds sold                                                      15,693         15,930
Interest-bearing deposits                                               34,793         18,004
                                                                      --------       --------

      Cash and cash equivalents                                         65,128         45,674
                                                                      --------       --------

SECURITIES:
Available for sale - at estimated fair value                            21,425         25,806

Held to maturity - at amortized cost (estimated fair value
 of $72,837 and $71,003 in 2004 and 2003, respectively                  71,353         69,927

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value                            60,625         76,177

Held to maturity - at amortized cost (estimated fair value
 of $185,085 and $191,511 in 2004 and 2003, respectively               184,127        191,683

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                         4,237          4,237

LOANS - Net of allowance for loan losses of $4,699 and
 $4,642 in 2004 and 2003, respectively                                 355,039        344,980

PREMISES AND EQUIPMENT - Net                                            11,607         11,774

ACCRUED INTEREST AND DIVIDENDS                                           3,392          3,555

BANK OWNED LIFE INSURANCE                                               16,684         16,507

OTHER ASSETS                                                             3,871          4,896
                                                                      --------       --------

TOTAL ASSETS                                                          $797,488       $795,216
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                   $ 55,060       $ 54,620
Interest-bearing                                                       566,572        577,811
                                                                      --------       --------

      Total deposits                                                   621,632        632,431
                                                                      --------       --------

CUSTOMER REPURCHASE AGREEMENTS                                          15,087         12,135

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                               30,000         20,000

OTHER LIABILITIES                                                        5,334          5,846
                                                                      --------       --------

TOTAL LIABILITIES                                                      672,053        670,412
                                                                      --------       --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at March 31, 2004 and December 31, 2003                    -              -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 10,483,900 and 10,522,300 shares
 outstanding at March 31, 2004 and December 31, 2003, respectively         106            106
Additional paid-in capital                                              47,390         47,143
Unallocated Common Stock of Employee Stock Ownership Plan               (5,729)        (5,837)
Restricted stock unearned compensation                                  (1,956)        (2,094)
Retained earnings                                                       86,875         85,794
Accumulated other comprehensive income, net                                781            788
Treasury stock, at cost (96,100 and 57,700 shares
 at March 31, 2004 and December 31, 2003, respectively)                 (2,032)        (1,096)
                                                                      --------       --------

      Total stockholders' equity                                       125,435        124,804
                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $797,488       $795,216
                                                                      ========       ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Income - Unaudited
                (Dollars in thousands, except per share data)


                                                    Three Months
                                                   Ended March 31,
                                                   2004       2003
                                                   ----       ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $3,589    $ 4,257
  Securities and mortgage backed securities        3,318      3,551
  Consumer loans                                     396        777
  Commercial and industrial loans                  1,137        888
  Federal funds sold                                  17         56
  Marketable equity securities                       112         95
  Interest-bearing deposits                           51         49
                                                  ------    -------

      Total interest and dividend income           8,620      9,673
                                                  ------    -------

INTEREST EXPENSE:
  Deposits                                         2,531      3,791
  Customer repurchase agreements                      51         55
  Other borrowings                                   169        111
                                                  ------    -------

      Total interest expense                       2,751      3,957
                                                  ------    -------

      Net interest and dividend income             5,869      5,716

PROVISION FOR LOAN LOSSES                            150        200
                                                  ------    -------

      Net interest and dividend income after
       provision for loan losses                   5,719      5,516
                                                  ------    -------

NONINTEREST INCOME:
  Income from bank owned life insurance              177        164
  Service charges and fees                           409        460
  Gain on sales of securities, net                   479         60
                                                  ------    -------

      Total noninterest income                     1,065        684
                                                  ------    -------

NONINTEREST EXPENSE:
  Salaries and employees benefits                  2,637      2,406
  Occupancy                                          449        439
  Computer operations                                422        400
  Stationery, supplies and postage                   123        151
  Other                                              852      1,233
                                                  ------    -------

      Total noninterest expense                    4,483      4,629
                                                  ------    -------

INCOME BEFORE INCOME TAXES                         2,301      1,571

INCOME TAXES                                         694      3,177
                                                  ------    -------

NET INCOME (LOSS)                                 $1,607    $(1,606)
                                                  ======    =======

EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                           $ 0.16    $ (0.16)
  Diluted                                           0.16      (0.16)

        See accompanying notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME - UNAUDITED
                  (Dollars in thousands, except share data)


                      Common Stock                              Restricted              Accumulated
                   -----------------  Additional                   Stock                   Other        Treasury Stock
                                Par    Paid-In    Unallocated    Unearned    Retained  Comprehensive  ------------------
                     Shares    Value   Capital        ESOP     Compensation  Earnings   Income, Net   Shares     Amount   Total
                       ------    -----  ----------  -----------  ------------  --------  -------------  ------     ------   -----

Balance at
 January 1, 2004   10,580,000   $106    $47,143     $(5,837)     $(2,094)    $85,794        $788      (57,700)  $(1,096)  $124,804

Comprehensive
 income:
  Net income                -      -          -           -            -       1,607           -            -         -      1,607
  Change in
   unrealized gain
   on securities
   arising during
   the period,
   net of tax
   benefit of $149          -      -          -           -            -           -         334            -         -        334
  Reclassification
   for gains
   included in
   net income, net
   of taxes $(138)          -      -          -           -            -           -        (341)           -         -       (341)
                                                                                                                          --------
Comprehensive
 income                                                                                                                      1,600
Activity related
 to common stock
 issued as employee
 incentives                 -      -        247         108          138           -           -            -         -        493
Cash dividends
 declared                          -          -           -            -        (526)          -            -         -       (526)
Treasury stock
 purchased                  -                 -           -            -           -           -      (38,400)     (936)      (936)
                   ----------   -----   -------     -------      -------     -------        ----      -------   -------   --------
Balance at
 March 31, 2004    10,580,000   $106    $47,390     $(5,729)     $(1,956)    $86,875        $781      (96,100)  $(2,032)  $125,435
                   ==========   ====    =======     =======      =======     =======        ====      =======   =======   ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)


                                                                                 Three Months
                                                                                 Ended March,
                                                                               2004        2003
                                                                               ----        ----

OPERATING ACTIVITIES:
Net income (loss)                                                            $ 1,607     $ (1,606)
Adjustments to reconcile net income (loss) to net cash provided
 By operating activities
Provision for loan losses                                                        150          200
Depreciation of premises and equipment                                           277          270
Net amortization of premiums and discounts on securities, mortgage
 Backed securities, and mortgage loans                                           445          544
Activity related to common stock in connection with employee benefit plan        493       (1,555)
Gain on sales of securities, net                                                (479)         (60)
Deferred income tax benefit                                                     (251)      (1,064)
Changes in assets and liabilities:
  Accrued interest and dividends                                                 163         (417)
  Other assets                                                                 1,277       (3,353)
  Other liabilities                                                             (512)       1,560
                                                                             -------     --------

      Net cash provided by (used in) operating activities                      3,170       (5,481)
                                                                             -------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                                   (1,445)     (14,496)
  Proceeds from maturities and principal collections                               -        4,005
Securities, available for sale:
  Purchases                                                                   (5,050)      (4,221)
  Proceeds from sales                                                          7,929       20,565
  Proceeds from calls, maturities, and principal collections                   1,749       10,882
Mortgage backed securities, held to maturity:
  Purchases                                                                   (5,125)     (33,626)
  Principal collections                                                       12,465       19,333
Mortgage backed securities, available for sale:
  Purchases                                                                   (6,667)      (8,230)
  Proceeds from sales                                                         16,514        2,992
  Principal collections                                                        5,833       10,050
Purchase of Federal Home Loan Bank of Boston and other stock                       -         (304)
Purchase of residential mortgages                                            (10,685)        (597)
Net other decrease in loans                                                      362       10,843
Net purchases of premise and equipment                                          (110)        (115)
Purchase of bank owned life insurance                                           (177)     (15,701)
                                                                             -------     --------

      Net cash provided by investing activities                               15,593        1,380
                                                                             -------     --------

FINANCING ACTIVITIES:
(Decrease) increase in deposits                                              (10,799)       2,620
Increase in customer repurchase agreements                                     2,952        2,342
Federal Home Loan Bank of Boston advances, net                                10,000            -
Cash dividends paid                                                             (526)        (528)
Treasury stock purchased                                                        (936)           -
                                                                             -------     --------

      Net cash provided by financing activities                                  691        4,434
                                                                             -------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                    19,454          333

CASH AND CASH EQUIVALENTS
  Beginning of period                                                         45,674       56,575
                                                                             -------     --------
  End of period                                                              $65,128     $ 56,908
                                                                             =======     ========

        See accompanying notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

On September 23, 2003 the Company adopted an Amended Plan of Charter Conversion (the "Plan") pursuant to which the Bank, and Westfield Mutual Holding Company (the "MHC") will convert to federal charters. The Plan has received regulatory approval from the Office of Thrift Supervision, however it is still subject to the approval of the Massachusetts Board of Bank Incorporation.

The Bank formed a subsidiary, Elm Street Real Estate Investments Inc. (the "REIT"). The REIT was 99.9% owned by the Bank. In December 2003, the Bank dissolved the REIT. Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In 2003, the Bank formed another subsidiary which is wholly-owned, Elm Street Securities Corporation, a Massachusetts chartered security corporation for the primary purpose of holding qualified investment securities.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2004, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock Based Compensation -The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock based compensation options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):


                                        Three Months Ended
                                             March 31,
                                        ------------------

      Net income (loss) as reported     $1,607     $(1,606)

        Less: Compensation expense
        determined under fair value
        based method for all awards,
        net of tax effects                 (68)        (56)
                                        ------     -------
        Pro forma net income (loss)     $1,539     $(1,662)
                                        ======     =======

      Net income (loss) per share
        Basic as reported               $ 0.16     $ (0.16)
        Pro forma                         0.15       (0.16)

        Diluted as reported               0.16       (0.16)
        Pro forma                         0.15       (0.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

2.  EARNINGS PER SHARE

Basic earnings (loss) per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued or earned.

3.  MASSACHUSETTS TAX LEGISLATION

As a result of Massachusetts legislation signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from real estate investment trusts, dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

In addition to the effect on 2003, the legislation included a retroactive effective date that covered 1999 through 2002. During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit related to the estimated liability at the end of the first quarter related to the REIT. As a result of an agreement with the Massachusetts Department of Revenue, the Company paid 50% of the amount including interest that would have been owed. The payment is deductible for federal tax purposes. Accordingly, the Company's second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter of 2003.

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

You should read our financial results for the quarter ended March 31, 2004 in the context of this strategy.

* Net income was $1.6 million, or $0.16 per basic and diluted share, for the quarter ended March 31, 2004 as compared to a net loss of $1.6 million, or $0.16 per basic and diluted share for the same period in 2003. The results for the 2003 period included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's REIT subsidiary for 1999 through 2002.

* Commercial real estate and commercial and industrial loans increased $8.6 million, or 4.0% from December 31, 2003 to March 31, 2004. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

* Indirect automobile loans decreased $3.6 million, or 22.5% from $16.0 million at December 31, 2003 to $12.4 million at March 31, 2004. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs, therefore Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.

* Residential real estate loans increased $5.5 million to $116.0 million at March 31, 2004 from $110.5 million at December 31, 2003. This was primarily due to the purchase of $10.7 in adjustable rate mortgage loans, which are serviced by the originating institution. This was partially offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

* Net interest and dividend income increased primarily as a result of lower funding costs. The net interest margin was 3.14% for the three months ended March 31, 2004 as compared to 3.03% for the same period in 2003. Westfield Financial expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company. In addition, Westfield Bank continues to emphasize core deposits over time deposits.

* Core deposits, which include checking, NOW, savings and money market accounts, increased while time deposits decreased from December 31, 2003 to March 31, 2004. This is consistent with Westfield Bank's strategy for growing core deposits in order to maintain long-term relationships with customers and to reduce the cost of funds. Management believes, however, that a percentage of the growth in core deposits is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

* Fees received from the third party mortgage company were $11,000 for the three months ended March 31, 2004 as compared to $85,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future will be affected by borrower activity, which generally decreases in a rising interest rate environment.

* Nonperforming loans increased $1.1 million to $2.9 million at March 31, 2004. This was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property.

* Charge-offs decreased by 52% for the three months ended March 31, 2004 as compared to the same period in 2003, primarily as a result of the curtailment of indirect auto loans and the improved local and national economy.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Total assets increased $2.3 million to $797.5 million at March 31, 2004 from $795.2 million at December 31, 2003. Securities decreased $26.1 million, or 7.2%, to $337.5 million at March 31, 2004 from $363.6 million at December 31, 2003. The decrease was primarily the result of the sale of certain mortgage backed securities with significant paydowns. Cash and cash equivalents increased $19.4 million to $65.1 million at March 31, 2004 from $45.7 million at December 31, 2003. This was primarily the result of the cash proceeds from the sale of the aforementioned mortgage backed securities, which were sold late in the first quarter. Management intends to invest the cash during the second quarter of 2004.

Net loans during the period increased by $10.0 million to $355.0 million at March 31, 2004 from $345.0 million at December 31, 2003. Commercial real estate and commercial and industrial loans increased $8.6 million, or 4.0% to $225.2 million at March 31, 2004 from $216.6 million at December 31, 2003. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy. Residential real estate loans increased $5.5 million to $116.0 million at March 31, 2004 from $110.5 million at December 31, 2003. This was primarily due to the purchase of $10.7 in adjustable rate mortgage loans, which are serviced by the originating institution. This was partially offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

The increases in loans were offset by a decrease in indirect auto loans of $3.6 million, or 22.5% from $16.0 million at December 31, 2003 to $12.4 million at March 31, 2004. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs, therefore Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.

Total deposits showed a decrease of $10.8 million to $621.6 million at March 31, 2004 from $632.4 million at December 31, 2003. Time deposits decreased $11.8 million to $322.4 million at March 31, 2004. Core deposits which include checking, NOW, savings, and money market accounts, increased by $1.0 million to $299.2 at March 31, 2004. The Bank's strategic plan calls for a lesser reliance on time deposit accounts in order to decrease the Bank's cost of funds.

The decrease in deposits was offset by a $10 million increase in Federal Home Loan Bank borrowings, which totaled $30.0 million at March 31, 2004. Borrowings increased in order to take advantage of the low interest rate environment. Customer repurchase agreements increased $3.0 million, or 24.8%, to $15.1 million at March 31, 2004 from December 31, 2003. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at March 31, 2004 were held by commercial customers.

Stockholders' equity at March 31, 2004 and December 31, 2003 was $125.4 million and $124.8 million, respectively, which represented 15.7% of total assets in both periods. The change is primarily comprised of net income of $1.6 million for the quarter ended March 31, 2004, the repurchase of 38,400 shares of common stock for $936,000, and the declaration by the Board of Directors of a dividend of $0.05 per share, or $526,000, on January 27, 2004.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

General

Net income was $1.6 million, or $0.16 per basic and diluted share, for the quarter ended March 31, 2004 as compared to a net loss of $1.6 million, or $0.16 per basic and diluted share, for the same period in 2003. The results for the 2003 period included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's REIT subsidiary for 1999 through 2002.

Net interest and dividend income increased $200,000 to $5.9 million for the three months ended March 31, 2004 as compared to $5.7 million for the same period in 2003. Net gains on sales of securities were $479,000 for the three months ended March 31, 2004 as compared to $60,000 for the same period in 2003.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income at and for the three months ended March 31, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                             Three Months Ended March 31,

                                                      2004                                 2003

                                                    Average    Avg Yield/                Average    Avg Yield/
                                        Interest    Balance      Cost        Interest    Balance      Cost
                                        --------    -------    ----------    --------    -------    ----------

                                                               (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                   $   17    $  8,628      0.79%        $   56    $ 21,415      1.05%
Investment Securities                     3,481     382,226      3.64          3,695     389,976      3.79
Loans                                     5,122     357,730      5.73          5,922     354,414      6.68
                                         ------    --------                   ------    --------

      Total Interest-Earning Assets      $8,620    $748,584      4.61         $9,673    $765,805      5.05
                                         ======    ========      ====         ======    ========      ====

Interest-Bearing Liabilities
----------------------------

NOW Accounts                             $   54    $ 40,810      0.53%        $  103    $ 41,315      1.00%
Savings Accounts                             63      50,847      0.50            118      46,698      1.01
Money Market Accounts                       374     154,272      0.97            530     145,059      1.46
Time Deposits                             2,040     328,281      2.49          3,040     367,907      3.31
Customer Repurchase Agreements and
 Borrowings                                 220      37,840      2.33            166      25,596      2.59
                                         ------    --------                   ------    --------

      Total Interest-Bearing
       Liabilities                       $2,751    $612,050      1.80         $3,957    $626,575      2.53
                                         ======    ========                   ======    ========

Net Interest Income/Interest
 Rate Spread                             $5,869                  2.81%        $5,716                  2.53%
                                         ======                  ====         ======                  ====

Net Interest Margin                                              3.14%                                3.03%
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

                               Three Months Ended March 31, 2004 compared to
                                               March 31, 2003
                                         Increase (decrease) due to:

Interest-Earning Assets                 Volume      Rate          Net
-----------------------                 ------      ----          ---
                                           (Dollars in thousands)

Short Term Investments                 $ (33)      $   (6)      $   (39)
Investment Securities                    (73)        (141)         (214)
Loans                                     55         (855)         (800)
                                       -----       ------       -------

Net Change in Income on
 Interest-Earning Assets                 (51)      (1,002)       (1,053)
                                       -----      -------       -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                              (1)         (48)          (49)
Savings Accounts                          10          (65)          (55)
Money Market Accounts                     34         (190)         (156)
Time Deposits                           (327)        (673)       (1,000)
Customer Repurchase Agreements
 and Borrowings                           79          (25)           54
                                       -----      -------       -------
Net Change in Expense on
 Interest-Bearing Liabilities           (205)      (1,001)       (1,206)
                                       -----      -------       -------

Change in Net Interest Income          $ 154      $    (1)      $   153
                                       =====      =======       =======

Net interest and dividend income increased $200,000 to $5.9 million for the three months ended March 31, 3004 as compared to $5.7 million for the same period in 2003. The net interest margin was 3.14% for the three months ended March 31, 2004 as compared to 3.03% for the same period in 2003.

The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 73 basis points to 1.80% for the three months ended March 31, 2004 from 2.53% for same period in 2003. The yield of interest-earning assets decreased only 44 basis points to 4.61% for the three months ended March 31, 2004 from 5.05% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

In addition, Westfield Bank continues to emphasize core deposits over time deposits. The average balance of core deposits, which are checking, NOW, savings, and money market accounts, increased $18.3 million to $300.6 million for the three months ended March 31, 2004 from $282.3 million for the same period in 2003. The average balance of time deposits decreased $39.6 million to $328.3 million for the three months ended March 31, 2004 from $367.9 million for the same period in 2003. The declining interest rate environment and the shift in the Bank's deposit mix contributed to the decrease in funding costs. Management believes however, that a percentage of the growth in core deposits is due to the low rate environment, (i.e. no incentive for customers to lock up funds in time deposits). In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the three months ended March 31, 2004, the Bank provided $150,000 for loan losses, compared to $200,000 for the same period in 2003. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $4.7 million at March 31, 2004 and $4.6 million at December 31, 2003. The allowance for loan losses was 1.31% of total loans at March 31, 2004 as compared to 1.33% at December 31, 2003.

At March 31, 2004 commercial real estate loans and commercial and industrial loans increased $8.6 million as compared to December 31, 2003. Commercial real estate loans and commercial and industrial loans comprised 62.6% of the Bank's loan portfolio as of March 31, 2004 as compared to 61.9% as of December 31, 2003. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which increased by $5.4 million during the quarter ended March 31, 2004. Consumer loans decreased by $3.9 million to $18.5 million at March 31, 2004, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans increased $1.1 million to $2.9 million at March 31, 2004 compared to $1.8 million at December 31, 2003. The increase in nonperforming loans was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property.

As a result of the above factors, management determined that a provision of $150,000 was appropriate.

Noninterest Income

Noninterest income increased $381,000 to $1.1 million for the three months ended March 31, 2004 from $684,000 in the same period in 2003. Net gains on the sale of securities were $479,000 for the quarter ended March 31, 2004 as compared to $60,000 for the same period in 2003. Fees received from the third party mortgage company were $11,000 for the three months ended March 31, 2004 as compared to $85,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future will be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $4.5 million as compared to $4.6 million for the same period in 2003. The 2003 results included a $328,000 charge for tax-related interest and penalties regarding the Commonwealth of Massachusetts REIT legislation. The tax matter was settled in the second quarter of 2003 resulting in a reversal of $153,000 of the expense. Salaries and benefits increased $231,000 for the three months ended March 31, 2004 as compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses of $50,000.

Income Taxes

For the three months ended March 31, 2004, the Company had a tax provision of $694,000 as compared to $3.2 million for the same period in 2003. The first quarter of 2003 included the establishment of a liability for prior years' state taxes, net of federal tax effect, relating to the Commonwealth of Massachusetts' REIT legislation as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity from the FHLB at March 31, 2004 was approximately $62.9 million.

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

At March 31, 2004, the Company exceeded each of the applicable regulatory capital requirements. As of March 31, 2004 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios of March 31, 2004 are also presented in the table.

                                                                                                Minimum
                                                                                               To Be Well
                                                                        Minimum                Capitalized
                                                                       For Capital             Under Prompt
                                                                        Adequacy                Corrective
                                                  Actual                Purposes            Action Provisions
                                            Amount      Ratio       Amount      Ratio       Amount      Ratio
                                            ------      -----       ------      -----       ------      -----
                                                                  (Dollars in Thousands)

March 31, 2004

Total Capital (to Risk Weighted Assets):
  Consolidated                             $129,705     29.56%     $ 35,097     8.00%          N/A          -
  Bank                                       84,205     19.75        34,115     8.00        42,644      10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                              124,646     28.41        17,549     4.00           N/A          -
  Bank                                       79,146     18.56        17,057     4.00        25,586       6.00
Tier 1 Capital (to Average Assets):
  Consolidated                              124,646     15.55        32,067     4.00           N/A          -
  Bank                                       79,146     10.57        29,962     4.00        37,452       5.00

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the three months ended March 31, 2004 and March 31, 2003.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at March 31, 2004 is shown below:

                                               After 1 Year   After 3 Years
                                      Within    but Within     but Within      After
                                      1 Year     3 Years        5 Years       5 Years       Total
                                                             (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations        $   184     $   358        $   189       $    22     $    753
                                     =======     =======        =======       =======     ========

BORROWINGS
  Federal Home Loan Bank             $     -     $10,000        $20,000       $     -     $ 30,000
                                     =======     =======        =======       =======     ========

CREDIT COMMITMENTS
  Available lines of credit          $41,228     $     -        $     -       $12,875     $ 54,103
  Other loan commitments              23,927           -              -           794       24,721
  Letters of credit                    6,077           -              -           669        6,746
                                     -------     -------        -------       -------     --------
      Total credit commitments       $71,232     $     -        $     -       $14,338     $ 85,570
                                     -------     -------        -------       -------     --------

Grand total                          $71,416     $10,358        $20,189       $14,360     $116,323
                                     =======     =======        =======       =======     ========

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of March 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under six different interest rate change environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one-year time period.

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

Management believes that there have been no significant changes in market risk since December 31, 2003.

ITEM 4:

CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2004.

                                                       Total number of
                                                           shares             Maximum
                                                         purchased as     number of shares
                 Total number of                       part of publicly   that may yet be
                     shares          Average price        announced       purchased under
   Period           purchased      paid per share($)      programs         the program
   ------        ---------------   -----------------   ----------------   ----------------

January 2004               -                 -                  -

February 2004         12,350             24.15             12,350

March 2004            26,050             24.45             26,050

Total                 38,400             24.36             38,400             432,900

In April 2003, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program") which authorized the repurchase of up to 529,000 shares. The Repurchase Program will continue until it is completed.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         a.    None

         b.    None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On January 29, 2004, the Company filed a current report on Form 8-K, dated January 28, 2004 furnishing to the SEC a press release announcing earnings for the fourth quarter of fiscal year 2003.

            On April 27, 2004, the Company filed a current report on Form 8-K, dated April 27, 2004, furnishing to the SEC a press release announcing earnings for the first fiscal quarter of 2004.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Westfield Financial, Inc.
                                       (Registrant)

                                       By:  /s/ Donald A. Williams
                                            _______________________________
                                            Donald A. Williams
                                            President/Chief Executive
                                            Officer
                                            (Principal Executive Officer)


                                       By:  /s/ Michael J. Janosco, Jr.
                                            _______________________________
                                            Michael J. Janosco, Jr.
                                            Vice President/Chief Financial
                                            Officer
                                            (Principal Accounting Officer)

May 10, 2004