Form 10-Q
period 2004-06-30
WESTFIELD FINANCIAL INC
filed 2004-08-09
CIK 1157647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________

                                  FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                     OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X      No  __.

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes  X      No  __.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding at
             Class                                 August 2, 2004
             -----                                 --------------
             Common                                  10,057,322

                              TABLE OF CONTENTS

          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements of Westfield Financial, Inc. and Subsidiaries

          Consolidated Balance Sheets (Unaudited) - June 30, 2004 and December 31, 2003

          Consolidated Statements of Operations (Unaudited) - Three and six months ended June 30, 2004 and 2003

          Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Six Months ended June 30, 2004

          Consolidated Statements of Cash Flows (Unaudited) - Six Months ended June 30, 2004 and 2003

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

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)

                                                     June 30,    December 31,
                                                       2004          2003
                                                     --------    ------------

ASSETS
Cash and due from banks                              $ 13,911      $ 11,740
Federal funds sold                                     12,821        15,930
Interest-bearing deposits                              27,316        18,004
                                                     --------      --------

      Cash and cash equivalents                        54,048        45,674
                                                     --------      --------

SECURITIES:
Available for sale - at estimated fair value           16,174        25,806

Held to maturity - at amortized cost (estimated
 fair value of $76,136 and $71,003 in 2004 and
 2003, respectively)                                   77,196        69,927

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value           69,290        76,177

Held to maturity - at amortized cost (estimated
 fair value of $173,470 and $191,511 in 2004
 and 2003, respectively)                              176,174       191,683

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK        4,237         4,237

LOANS - Net of allowance for loan losses of
 $4,797 and $4,642 in 2004 and 2003,
 respectively                                         356,031       344,980

PREMISES AND EQUIPMENT - Net                           11,561        11,774

ACCRUED INTEREST AND DIVIDENDS                          3,580         3,555

BANK OWNED LIFE INSURANCE                              16,873        16,507

OTHER ASSETS                                            4,345         4,896
                                                     --------      --------

TOTAL ASSETS                                         $789,509      $795,216
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                  $ 57,150      $ 54,620
Interest-bearing                                      563,199       577,811
                                                     --------      --------

      Total deposits                                  620,349       632,431
                                                     --------      --------

CUSTOMER REPURCHASE AGREEMENTS                         11,719        12,135

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES              35,000        20,000

OTHER LIABILITIES                                       5,848         5,846
                                                     --------      --------

TOTAL LIABILITIES                                     672,916       670,412
                                                     --------      --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000
 shares authorized, None outstanding at
 June 30, 2004 and December 31, 2003                        -             -
Common stock - $.01 par value, 25,000,000
 shares authorized, 10,580,000 shares
 Issued, 10,057,322 and 10,522,300 shares
 outstanding at June 30, 2004 and
 December 31, 2003, respectively                         106            106
Additional paid-in capital                            47,390         47,143
Unallocated Common Stock of Employee Stock
 Ownership Plan                                       (5,729)        (5,837)
Restricted stock unearned compensation                (1,818)        (2,094)
Retained earnings                                     87,983         85,794
Accumulated other comprehensive income, net             (641)           788
Treasury stock, at cost (522,678 and 57,700
 shares at June 30, 2004 and December 31, 2003,
 respectively)                                       (10,698)        (1,096)
                                                     --------      --------

      Total stockholders' equity                     116,593        124,804
                                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $789,509       $795,216
                                                    ========       ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Operations - Unaudited
                (Dollars in thousands, except per share data)

                                                          Three Months               Six Months
                                                         Ended June 30,            Ended June 30
                                                       2004         2003         2004         2003
                                                       ----         ----         ----         ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans       $ 3,577      $ 3,978      $ 7,166      $ 8,235
  Securities and mortgage backed securities            3,103        3,033        6,421        6,583
  Consumer loans                                         296          673          692        1,450
  Commercial and industrial loans                      1,233        1,042        2,370        1,931
  Federal funds sold                                      29           53           46          110
  Marketable equity securities                            76          132          188          227
  Interest-bearing deposits                               58           80          108          128
                                                     -------      -------      -------      -------

  Total interest and dividend income                   8,372        8,991       16,991       18,664
                                                     -------      -------      -------      -------

INTEREST EXPENSE:
  Deposits                                             2,386        3,408        4,917        7,199
  Customer repurchase agreements                          48           55           98          110
  Other borrowings                                       250          112          419          223
                                                     -------      -------      -------      -------

  Total interest expense                               2,684        3,575        5,434        7,532
                                                     -------      -------      -------      -------

  Net interest and dividend income                     5,688        5,416       11,557       11,132

PROVISION FOR LOAN LOSSES                                125          150          275          350
                                                     -------      -------      -------      -------

  Net interest and dividend income after
    Provision for loan losses                          5,563        5,266       11,282       10,782
                                                     -------      -------      -------      -------

NONINTEREST INCOME:
  Income from bank owned life insurance                  189          196          366          360
  Service charges and fees                               699          443        1,109          904
  Gain on sales of securities, net                       389           53          868          113
                                                     -------      -------      -------      -------

  Total noninterest income                             1,277          692        2,343        1,377
                                                     -------      -------      -------      -------

NONINTEREST EXPENSE:
  Salaries and employees benefits                      2,577        2,491        5,214        4,897
  Occupancy                                              454          445          903          884
  Computer operations                                    386          398          808          798
  Stationery, supplies and postage                       149          136          272          288
  Other                                                  914        1,008        1,766        2,240
                                                     -------      -------      -------      -------

  Total noninterest expense                            4,480        4,478        8,963        9,107
                                                     -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                             2,360        1,480        4,662        3,052

INCOME TAXES  (BENEFIT)                                  727       (1,253)       1,422        1,925
                                                     -------      -------      -------      -------

NET INCOME                                           $ 1,633      $ 2,733      $ 3,240      $ 1,127
                                                     =======      =======      =======      =======

EARNINGS PER COMMON SHARE:
  Basic earnings per share                           $  0.17      $  0.27      $  0.33      $  0.11

  Diluted earnings per share                         $  0.16      $  0.27      $  0.32      $  0.11

        See accompanying notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME - UNAUDITED
                  (Dollars in thousands, except share data)

                                                                                        Accumulated
                           Common Stock                          Restricted               Other
                         ----------------  Additional  Unallo-     Stock                  Compre-      Treasury Stock
                                     Par    Paid-In     cated     Unearned    Retained    hensive     -----------------
                         Shares     Value   Capital     ESOP    Compensation  Earnings  Income, Net   Shares     Amount     Total
                         ------     -----  ----------  -------  ------------  --------  -----------   ------     ------     -----

Balance at
 December 31, 2003     10,580,000   $ 106   $47,143   $(5,837)    $(2,094)    $ 85,794     $  788    (57,700)  $ (1,096)  $124,804

Comprehensive income:
  Net income                    -       -         -         -           -        3,240          -          -          -      3,240
    Unrealized losses
     on securities
     arising during
     the period, net
     of tax benefit
     of $362                    -       -         -         -           -            -       (811)         -          -       (811)
                                                                                                                          --------
    Reclassification
     for gains included
     in net income,
     net of tax
     benefit of $250            -       -         -         -           -            -       (618)         -          -       (618)
                                                                                                                          --------
Comprehensive income                                                                                                         1,811
Activity related to
 common stock issued
 as employee incentives         -       -       247       108         276            -          -          -          -        631
Cash dividends declared         -       -         -         -           -       (1,051)         -          -          -     (1,051)
Treasury stock
 purchased                      -       -         -         -           -            -          -   (464,978)    (9,602)    (9,602)
                       ----------   -----   -------   -------     -------     --------     ------   --------   --------   --------

Balance at
 June 30, 2004         10,580,000   $ 106   $47,390   $(5,729)    $(1,818)    $ 87,983     $ (641)  (522,678)  $(10,698)  $116,593
                       ==========   =====   =======   =======     =======     ========     ======   ========   ========   ========

Balance at
 December 31, 2002     10,580,000   $ 106   $49,463   $(5,621)    $(2,731)    $ 84,264     $1,218          -   $      -   $126,699

Comprehensive income:
  Net income                    -       -         -         -           -        1,127          -          -          -      1,127
    Unrealized losses
     on securities
     arising during
     the period, net
     of tax benefit
     of $181                    -       -         -         -           -            -       (328)         -          -       (328)
                                                                                                                          --------
    Reclassification
     for gains included
     in net income,
     net of tax
     benefit $40                -       -         -         -           -            -        (73)         -          -        (73)
                                                                                                                          --------
Comprehensive income                                                                                                           726
Activity related to
 common stock issued
 as employee incentives         -       -    (1,990)      194         391            -          -          -          -     (1,405)
Cash dividends declared         -       -         -         -           -       (1,058)         -          -          -     (1,058)
Treasury stock
 purchased                      -       -         -         -           -            -          -          -          -          -
                       ----------   -----   -------   -------     -------     --------     ------   --------   --------   --------

Balance at
 June 30, 2003         10,580,000   $ 106   $47,473   $(5,427)    $(2,340)    $ 84,333     $  817          -   $      -   $124,962
                       ==========   =====   =======   =======     =======     ========     ======   ========   ========   ========

See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)

                                                                         Six Months
                                                                       Ended June 30,
                                                                     2004          2003
                                                                     ----          ----

OPERATING ACTIVITIES:
Net income                                                         $  3,240      $  1,127
Adjustments to reconcile net income to net cash provided
 by operating activities
Provision for loan losses                                               125           350
Depreciation of premises and equipment                                  540           539
Net amortization of premiums and discounts on securities,
 mortgage backed securities, and mortgage loans                         876         1,793
Amortization of deferred compensation                                   484             -
Net realized securities gains                                          (868)         (113)
Deferred income tax benefit                                            (484)       (1,071)
Increase in cash surrender value of bank owned life insurance          (366)         (360)
Changes in assets and liabilities:
  Accrued interest and dividends                                        (25)          287
  Other assets                                                        1,700           281
  Other liabilities                                                       2        (2,113)
                                                                   --------      --------

      Net cash provided by operating activities                       5,224           720
                                                                   --------      --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                          (9,311)      (21,685)
  Proceeds from calls, maturities and principal collections           2,000        16,075
Securities, available for sale:
  Purchases                                                          (5,091)      (14,408)
  Proceeds from sales                                                11,891        20,601
  Proceeds from calls, maturities, and principal collections          2,671        24,250
Mortgage backed securities, held to maturity:
  Purchases                                                         (15,096)      (60,995)
  Principal collections                                              30,045        44,267
Mortgage backed securities, available for sale:
  Purchases                                                         (26,453)      (14,408)
  Proceeds from sales                                                20,325         3,114
  Principal collections                                              11,763        24,637
Purchase of Federal Home Loan Bank of Boston and other stock              -          (304)
Purchase of residential mortgages                                   (12,032)            -
Net other increase (decrease) in loans                                  769       (10,323)
Net purchases of premises and equipment                                (327)         (205)
Purchase of bank owned life insurance                                     -       (15,635)
                                                                   --------      --------

      Net cash provided by (used in) investing activities            11,154        (5,019)
                                                                   --------      --------

FINANCING ACTIVITIES:
Decrease in deposits                                                (12,082)          (75)
(Decrease) increase in customer repurchase agreements                  (416)          865
Purchase of common stock in connection with employee
 benefit program                                                        147        (2,002)
Federal Home Loan Bank of Boston advances                            15,000             -
Cash dividends paid                                                  (1,051)       (1,058)
Other changes in equity associated with employee benefit plans            -           597
Treasury stock purchased                                             (9,602)            -
                                                                   --------      --------

      Net cash used in financing activities                          (8,004)       (1,673)
                                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                 8,374        (5,972)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                45,674        56,575
                                                                   --------      --------
  End of period                                                    $ 54,048      $ 50,603
                                                                   ========      ========

        See accompanying notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. (the "Company") is a Massachusetts chartered corporation. The Company has a wholly-owned bank subsidiary called Westfield Bank (the "Bank") and is the majority-owned subsidiary of Westfield Mutual Holding Company (the "MHC"). On July 23, 2004 the Bank and MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS").

The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2004, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                       2004        2003              2004        2003
                                       ----        ----              ----        ----

Net income as reported                $1,633      $2,733            $3,240      $1,126

  Less:  Compensation expense
   determined under fair value
   based method for all awards
   net of tax effects                    (68)        (54)             (136)       (108)
                                      ------      -------           ------      ------
  Pro forma net income                $1,565      $2,679            $3,104      $1,018
                                      ======      ======            ======      ======

Net income per share
  Basic as reported                   $ 0.17      $ 0.27            $ 0.33      $ 0.11
  Pro forma                             0.16        0.27              0.31        0.10

  Diluted as reported                   0.16        0.27              0.32        0.11
  Pro forma                             0.16        0.26              0.31        0.10

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

3.    MASSACHUSETTS TAX LEGISLATION

As a result of Massachusetts legislation signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from real estate investment trusts, dividends from the REIT are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

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

You should read our financial results for the quarter ended June 30, 2004 in the context of this strategy.

* Net income was $1.6 million, or $0.16 per diluted share, for the quarter ended June 30, 2004 as compared to $2.7 million, or $0.27 per diluted share for the same period in 2003. For the six months ended
      June 30, 2004, net income was $3.2 million, or $0.32 per diluted share as compared to $1.1 million, or $0.11 per diluted share for the same period in 2003. The results for the first quarter of the 2003 period included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's REIT subsidiary for 1999 through 2002. As a result of an agreement with the Massachusetts Department of Revenue, the second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter of 2003.

*     Commercial real estate and commercial and industrial loans increased
      $19.0 million, or 8.8% from December 31, 2003 to June 30, 2004. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

* Indirect automobile loans decreased $6.4 million, or 40.0% from $16.0 million at December 31, 2003 to $9.6 million at June 30, 2004.
      Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs, therefore Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.




* Residential real estate loans decreased $0.7 million to $109.8 million at June 30, 2004 from $110.5 million at December 31, 2003.
      The Bank purchased $10.7 million in adjustable rate mortgage loans, which are serviced by the originating institution. This was offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield
      Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

* Net interest and dividend income increased primarily as a result of lower funding costs. The net interest margin was 3.04% and 3.11% for the three and six months ended June 30, 2004, respectively, as compared to 2.87% and 2.95% for the same periods in 2003, respectively. Westfield Financial expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company. In addition, Westfield Bank continues to emphasize core deposits over time deposits.

* Core deposits, which include checking, NOW, savings and money market accounts, increased while time deposits decreased from December 31, 2003 to June 30, 2004. This is consistent with Westfield Bank's strategy for growing core deposits in order to maintain long-term relationships with customers and to reduce the cost of funds.
      Management believes, however, that a percentage of the growth in core deposits is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of funds.

* Fees received from the third party mortgage company were $48,000 for the six months ended June 30, 2004 as compared to $190,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future will be affected by borrower activity, which generally decreases in a rising interest rate environment.

* Checking account processing fees increased $268,000 for the three months ended June 30, 2004 as compared to the same period in 2003.
      This was as a result of new products and services provided by Westfield Bank to its checking account customers.

*     Nonperforming loans increased $813,000 to $2.6 million at June 30,
      2004. This was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property. This was offset primarily by payments in full received on other nonperforming loans.

* Charge-offs decreased by 34.4% for the six months ended June 30, 2004 as compared to the same period in 2003, primarily as a result of the curtailment of indirect auto loans and the improved local and national economy.

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




The Company's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgement of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loanbase rate set by the Company. The compensation is paid to an automobile dealer shortly after the loan is originated. The Company records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the consumer.

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




COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

Total assets decreased $5.7 million to $789.5 million at June 30, 2004 from $795.2 million at December 31, 2003. This is primarily the result of the repurchase of 464,978 shares of common stock for $9.6 million.

Securities decreased $24.8 million, or 6.8%, to $338.8 million at June 30, 2004 from $363.6 million at December 31, 2003. The decrease was primarily the result of the sale of certain mortgage backed securities with significant paydowns.

Net loans during the period increased by $11.0 million to $356.0 million at June 30, 2004 from $345.0 million at December 31, 2003. Commercial real estate and commercial and industrial loans increased $19.0 million, or 8.8%, to $235.6 million at June 30, 2004 from $216.6 million at December
31, 2003. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy. Residential real estate loans decreased $700,000 to $109.8 million at June 30, 2004 from $110.5 million at December 31, 2003. The
Bank purchased $10.7 million in adjustable rate mortgage loans, which are serviced by the originating institution. This was offset by principal payments and payoffs of other residential real estate loans. Westfield
Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

Indirect auto loans decreased by $6.4 million, or 40.0%, from $16.0 million at December 31, 2003 to $9.6 million at June 30, 2004. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield
Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs, therefore Westfield
Bank expects minimal impact on earnings as a result of the discontinuation of the program.

Total deposits decreased $12.1 million to $620.3 million at June 30, 2004 from $632.4 million at December 31, 2003. Time deposits decreased $17.0 million to $317.2 million at June 30, 2004. Core deposits which include checking, NOW, savings, and money market accounts, increased by $4.9 million to $303.1 at June 30, 2004. The Bank's strategic plan calls for a lesser reliance on time deposit accounts in order to decrease the Bank's cost of funds.

The decrease in deposits was offset by a $15.0 million increase in Federal
Home Loan Bank borrowings, which totaled $35.0 million at June 30, 2004.
Borrowings increased in order to take advantage of the low interest rate environment. Customer repurchase agreements decreased $400,000, to $11.7 million at June 30, 2004 from December 31, 2003. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at June 30, 2004 were held by commercial customers.

Stockholders' equity at June 30, 2004 and December 31, 2003 was $116.6 million and $124.8 million, respectively, which represented 14.8% of total assets as of June 30, 2004 and 15.7% of total assets as of December 31, 2003. The change is primarily comprised of net income of $3.2 million for the six months ended June 30, 2004, the repurchase of 464,978 shares of common stock for $9.6 million, and the declaration by the Board of Directors of dividends of $0.05 per share on January 27, 2004 and April 26, 2004 which aggregated $1.1 million.




COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004
AND JUNE 30, 2003

General

Net income was $1.6 million, or $0.16 per diluted share, for the quarter ended June 30, 2004 as compared to $2.7 million, or $0.27 per diluted share, for the same period in 2003. The results for the first quarter of 2003 included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's REIT subsidiary for 1999 through 2002. As a result of an agreement with the Massachusetts
Department of Revenue, the second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter of 2003.

Net interest and dividend income increased $300,000 to $5.7 million for the three months ended June 30, 2004 as compared to $5.4 million for the same period in 2003. Net gains on sales of securities were $389,000 for the three months ended June 30, 2004 as compared to $53,000 for the same period in 2003. The Company has sold essentially all its common stock portfolio as of June 30, 2004.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                             Three Months Ended June 30,

                                                     2004                                  2003

                                                   Average    Avg Yield/                 Average    Avg Yield/
                                      Interest     Balance       Cost      Interest      Balance      Cost
                                      --------     -------    ----------   --------      -------    ----------
                                                              (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                 $   29      $ 15,152      0.77%      $   53      $ 20,053      1.06%
Investment Securities                   3,237       376,415      3.44        3,245       384,133      3.38
Loans                                   5,106       359,970      5.67        5,693       352,762      6.46
                                        ------      --------                 ------      --------

      Total Interest-Earning Assets    $8,372      $751,537      4.46       $8,991      $756,948      4.75
                                       ======      ========                 ======      ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                           $   57      $ 42,807      0.53%      $   95      $ 42,322      0.90%
Savings Accounts                           54        47,603      0.45          123        47,193      1.04
Money Market Accounts                     373       153,754      0.97          498       152,357      1.31
Time Deposits                           1,902       319,303      2.38        2,692       355,392      3.03
Customer Repurchase Agreements
 and Borrowings                           298        47,182      2.53          167        26,730      2.50
                                       ------      --------                 ------      --------

      Total Interest-Bearing
       Liabilities                     $2,684      $610,649      1.76       $3,575      $623,994      2.29
                                       ======      ========                 ======      ========

Net Interest Income/Interest
 Rate Spread                           $5,688                    2.70%      $5,416                    2.46%
                                       ======                    ====       ======                    ====

Net Interest Margin                                              3.04%                                2.87%
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

                         Three Months Ended June 30, 2004 compared to
                                         June 30, 2003
                                  Increase (decrease) due to:

Interest-Earning Assets           Volume       Rate        Net
-----------------------           ------       ----        ---
                                     (Dollars in thousands)

Short Term Investments            $ (13)      $ (11)      $ (24)
Investment Securities               (65)         57          (8)
Loans                               116        (703)       (587)
                                  -----       -----       -----

Net Change in Income on
 Interest-Earning Assets             38        (657)       (619)
                                  -----       -----       -----

Interest-Bearing Liabilities
----------------------------

NOW Accounts                          1         (39)        (38)
Savings Accounts                      1         (70)        (69)
Money Market Accounts                 5        (130)       (125)
Time Deposits                      (273)       (517)       (790)
Customer Repurchase Agreements
 and Borrowings                     128           3         131
                                  -----       -----       -----
Net Change in Expense on
 Interest-Bearing Liabilities      (138)       (753)       (891)
                                  -----       -----       -----

Change in Net Interest Income     $ 176       $  96       $ 272
                                  =====       =====       =====

Net interest and dividend income increased $300,000 to $5.7 million for the three months ended June 30, 2004 as compared to $5.4 million for the same period in 2003. The net interest margin was 3.04% for the three months ended June 30, 2004 as compared to 2.87% for the same period in 2003.

The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 53 basis points to 1.76% for the three months ended June 30, 2004 from 2.29% for same period in 2003. The yield of interest-earning assets decreased only 29 basis points to 4.46% for the three months ended June 30, 2004 from 4.75% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

In addition, Westfield Bank continues to emphasize core deposits over time deposits. The average balance of core deposits, which are checking, NOW, savings, and money market accounts, increased $5.2 million to $301.7 million for the three months ended June 30, 2004 from $296.5 million for the same period in 2003. The average balance of time deposits decreased $36.1 million to $319.3 million for the three months ended June 30, 2004 from $355.4 million for the same period in 2003. The declining interest rate environment and the shift in the Bank's deposit mix contributed to the decrease in funding costs. Management believes however, that a percentage of the growth in core deposits is due to the low rate environment, (i.e. no incentive for customers to lock up funds in time deposits). In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the three months ended June 30, 2004, the Bank provided $125,000 for loan losses, compared to $150,000 for the same period in 2003. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $4.8 million at June 30, 2004 and $4.7 million at March 31, 2004. The allowance for loan losses was 1.33% of total loans at June 30, 2004 and 1.31% at March 31, 2004.

At June 30, 2004 commercial real estate loans and commercial and industrial loans increased $10.4 million as compared to March 31, 2004. Commercial real estate loans and commercial and industrial loans comprised 65.3% of the Bank's loan portfolio as of June 30, 2004 as compared to 62.6% as of March 31, 2004. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $6.2 million during the quarter ended June 30, 2004. Consumer loans decreased by $3.1 million to $15.4 million during the quarter ended June 30, 2004, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for residential and consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans decreased $356,000 to $2.6 million at June 30, 2004 compared to $2.9 million at March 31, 2004. This was primarily the result of payments in full of $392,000 on nonperforming loans.

As a result of the above factors, management determined that a provision of $125,000 was appropriate.

Noninterest Income

Noninterest income increased $585,000 to $1.3 million for the three months ended June 30, 2004 from $692,000 in the same period in 2003. Net gains on the sale of securities were $389,000 for the quarter ended June 30, 2004 as compared to $53,000 for the same period in 2003. The Company has sold essentially all its common stock portfolio as of June 30, 2004. Checking account processing fees increased $268,000 to $523,000 for the three months ended June 30, 2004 from $255,000 in the same period in 2003. The increase is a result of new products and services provided to Westfield Bank's checking account customers, commencing in the second quarter of 2004. Fees received from the third party mortgage company decreased $68,000 to $37,000 for the three months ended June 30, 2004 from $105,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future will be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense was $4.5 million for the three months ended June 30, 2004 and June 30, 2003. The 2003 results include a reversal of $153,000 in tax-related interest and penalties as a result of an agreement with the Massachusetts Department of Revenue relating to the Commonwealth of Massachusetts' REIT legislation, discussed above. Salaries and benefits increased $86,000 for the three months ended June 30, 2004 as compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses.

Income Taxes

For the three months ended June 30, 2004, the Company had a tax provision of $727,000 as compared to a tax benefit of $1.3 million for the same period in 2003. The second quarter of 2003 included a credit of approximately $1.45 million as the result of an agreement with the Massachusetts Department of Revenue relating to the Commonwealth of Massachusetts' REIT legislation, discussed above.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

General

Net income was $3.2 million, or $0.32 per diluted share, for the six months ended June 30, 2004 as compared to $1.1 million, or $0.11 per diluted share, for the same period in 2003. The results for the first quarter of 2003 included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's REIT subsidiary for 1999 through 2002. As a result of an agreement with the Massachusetts Department of Revenue, the second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter 2003.

Net interest and dividend income increased $425,000 to $11.6 million for the six months ended June 30, 2004 as compared to $11.1 million for the same period in 2003. Net gains on sales of securities were $868,000 for the six months ended June 30, 2004 as compared to $113,000 for the same period in 2003.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                              Six Months Ended June 30,

                                                     2004                                  2003

                                                   Average    Avg Yield/                 Average    Avg Yield/
                                      Interest     Balance       Cost      Interest      Balance      Cost
                                      --------     -------    ----------   --------      -------    ----------
                                                              (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                 $    46     $ 11,890      0.77%      $   110     $ 20,730      1.06%
Investment Securities                    6,717      379,320      3.54         6,938      387,154      3.58
Loans                                   10,228      358,850      5.70        11,616      353,569      6.57
                                       -------     --------                 -------     --------

      Total Interest-Earning Assets    $16,991     $750,060      4.53       $18,664     $761,453      4.90
                                       =======     ========                 =======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                           $   111     $ 41,809      0.53%      $   198     $ 41,821      0.95%
Savings Accounts                           116       49,225      0.47           240       46,450      1.03
Money Market Accounts                      747      154,013      0.97         1,029      148,728      1.38
Time Deposits                            3,943      323,792      2.44         5,732      361,615      3.17
Customer Repurchase Agreements
 and Borrowings                            517       42,510      2.43           333       26,166      2.55
                                       -------     --------                 -------     --------

      Total Interest-Bearing
       Liabilities                     $ 5,434     $611,349      1.78       $ 7,532     $624,780      2.41
                                       =======     ========                 =======     ========

Net Interest Income/Interest
 Rate Spread                           $11,557                   2.75%      $11,132                   2.49%
                                       =======                   ====       =======                   ====

Net Interest Margin                                              3.11%                                2.95%
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

                           Six Months Ended June 30, 2004 compared to
                                           June 30, 2003
                                    Increase (decrease) due to:

Interest-Earning Assets           Volume        Rate          Net
-----------------------           ------        ----          ---
                                     (Dollars in thousands)

Short Term Investments            $ (47)      $   (17)      $   (64)
Investment Securities              (140)          (81)         (221)
Loans                               173        (1,561)       (1,388)
                                  -----       -------       -------

Net Change in Income on
Interest-Earning Assets             (14)       (1,659)       (1,673)
                                  -----       -------       -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                         (0)          (87)          (87)
Savings Accounts                     14          (138)         (124)
Money Market Accounts                37          (319)         (282)
Time Deposits                      (600)       (1,189)       (1,789)
Customer Repurchase Agreements
 and Borrowings                     208           (24)          184
                                  -----       -------       -------
Net Change in Expense on
 Interest-Bearing Liabilities      (341)       (1,757)       (2,098)
                                  -----       -------       -------

Change in Net Interest Income     $ 327       $    98       $   425
                                  =====       =======       =======

Net interest and dividend income increased $425,000 to $11.6 million for the six months ended June 30, 2004 as compared to $11.1 million for the same period in 2003. The net interest margin was 3.11% for the six months ended June 30, 2004 as compared to 2.95% for the same period in 2003.

The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 63 basis points to 1.78% for the six months ended June 30, 2004 from 2.41% for same period in 2003. The yield of interest-earning assets decreased only 37 basis points to 4.53% for the six months ended June 30, 2004 from 4.90% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

In addition, Westfield Bank continues to emphasize core deposits over time deposits. The average balance of core deposits, which are checking, NOW, savings, and money market accounts, increased $11.7 million to $301.1 million for the six months ended June 30, 2004 from $289.4 million for the same period in 2003. The average balance of time deposits decreased $37.8 million to $323.8 million for the six months ended June 30, 2004 from $361.6 million for the same period in 2003. The declining interest rate environment and the shift in the Bank's deposit mix contributed to the decrease in funding costs. Management believes however, that a percentage of the growth in core deposits is due to the low rate environment, (i.e. no incentive for customers to lock up funds in time deposits). In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the six months ended June 30, 2004, the Bank provided $275,000 for loan losses, compared to $350,000 for the same period in 2003. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $4.8 million at June 30, 2004 and $4.6 million at December 31, 2003. The allowance for loan losses was 1.33% of total loans at June 30, 2004 and December 31, 2003.

At June 30, 2004 commercial real estate loans and commercial and industrial loans increased $19.0 million as compared to December 31, 2003. Commercial real estate loans and commercial and industrial loans comprised 65.3% of the Bank's loan portfolio as of June 30, 2004 as compared to 61.9% as of December 31, 2003. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $0.7 million during the six months ended June 30, 2004. Consumer loans decreased by $7.0 million to $15.4 million at June 30, 2004, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans increased $813,000 to $2.6 million at June 30, 2004 compared to $1.8 million at December 31, 2003. The increase in nonperforming loans was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property. This was partially offset by receipt of payments in full of $576,000 on other nonperforming loans.

As a result of the above factors, management determined that a provision of $275,000 was appropriate.

Noninterest Income

Noninterest income increased $966,000 to $2.3 million for the six months ended June 30, 2004 from $1.4 million in the same period in 2003. Net gains on the sale of securities were $868,000 for the six months ended June 30, 2004 as compared to $113,000 for the same period in 2003. The Company has sold essentially all its common stock portfolio as of June 30, 2004. Checking account processing fees increased $309,000 to $807,000 for the six months ended June 30, 2004 from $498,000 for the same period in 2003. The increase was primarily the result of new products services provided to Westfield Bank's checking account customers, commencing in the second quarter of 2004. Fees received from the third party mortgage company decreased $142,000 to $48,000 for the six months ended June 30, 2004 as compared to $190,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future will be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2004 was $9.0 million as compared to $9.1 million for the same period in 2003. The first quarter 2003 results included a $328,000 charge for tax-related interest and penalties regarding the Commonwealth of Massachusetts' REIT legislation. The tax matter was settled in the second quarter of 2003 resulting in a reversal of $153,000 of the expense. Salaries and benefits increased $317,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses of $80,000.

Income Taxes

For the six months ended June 30, 2004, the Company had a tax provision of $1.4 million as compared to $1.9 million for the same period in 2003. The first quarter of 2003 included the establishment of a liability of $2.9 million for prior years' state taxes, net of federal tax effect, relating to the Commonwealth of Massachusetts' REIT legislation as discussed above. As a result of an agreement with the Massachusetts Department of Revenue, the second quarter 2003 results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity from the FHLB at June 30, 2004 was approximately $39.3 million.

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

At June 30, 2004, the Company exceeded each of the applicable regulatory capital requirements. As of June 30, 2004 the most recent notification from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of June 30, 2004 are also presented in the table.

                                                                                             Minimum
                                                                                            To Be Well
                                                                        Minimum            Capitalized
                                                                      For Capital          Under Prompt
                                                                        Adequacy            Corrective
                                                   Actual               Purposes         Action Provisions
                                              Amount     Ratio      Amount     Ratio      Amount     Ratio
                                              ------     -----      ------     -----      ------     -----
                                                                 (Dollars in Thousands)

June 30, 2004

Total Capital (to Risk Weighted Assets):
  Consolidated                               $121,985    27.89%    $ 34,986    8.00%        N/A        -
  Bank                                         85,617    20.07       34,134    8.00      42,668    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                117,110    26.78       17,493    4.00         N/A        -
  Bank                                         80,742    18.92       17,067    4.00      25,601     6.00
Tier 1 Capital (to Average Assets):
  Consolidated                                117,110    14.59       32,110    4.00         N/A        -
  Bank                                         80,742    10.72       30,125    4.00      37,657     5.00

On July 23, 2004 the Bank and MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS"). Westfield Bank, as a federally-chartered savings bank, is subject to OTS capital requirements rather than FDIC capital requirements. The Bank is considered "well capitalized" under OTS capital requirements.

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the six months ended June 30, 2004 and June 30, 2003.

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

The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at June 30, 2004 is shown below:

                                                After 1 Year   After 3 Years
                                      Within     but Within     but Within      After
                                      1 Year      3 Years        5 Years       5 Years        Total
                                      ------    ------------   -------------   -------        -----
                                                               (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations        $   187      $   335        $   187       $     -      $    709
                                     =======      =======        =======       =======      ========

BORROWINGS
  Federal Home Loan Bank             $     -      $10,000        $25,000       $     -      $ 35,000
                                     =======      =======        =======       =======      ========

CREDIT COMMITMENTS
  Available lines of credit          $38,379      $     -        $     -       $12,708      $ 51,087
  Other loan commitments              24,883            -              -           891        25,774
  Letters of credit                    4,283            -              -           699         4,982
                                     -------      -------        -------       -------      --------
      Total credit commitments       $67,545      $     -        $     -       $14,298      $ 81,843
                                     -------      -------        -------       -------      --------

Grand total                          $67,732      $10,335        $25,187       $14,298      $117,552
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2004, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

On July 23, 2004 the Bank and MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS"). Westfield Bank, as a federally-chartered savings bank, is subject to OTS capital requirements rather than FDIC capital requirements. The Bank is considered "well capitalized" under OTS capital requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate change environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one-year time period. These are compared to an analysis that assumes no change in interest rates over the one-year period.

The simulation model was run in 2004, as of March 31, 2004, to project net interest income for twelve months ending March 31, 2005. The results derived from the simulation model are discussed below.

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

The tables below set forth as of March 31, 2005 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.

      For the Twelve Months Ending March 31, 2005
                 (Dollars in thousands)
   -------------------------------------------------
        Changes in          Net Interest
   Interest Rates (Basis    and Dividend
          Points)              Income       % Change
   ---------------------    ------------    --------

            300                24,501         1.8%
            200                24,284         0.9
            100                24,571         2.1
              0                24,068         N/A
           -100                24,388         1.3
           -200                23,550        (2.2)
           -300                22,415        (6.9)

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

As interest rates declined during 2001 through 2003, Westfield Bank experienced an increase in core deposits and a decrease in term deposits. Banks nationwide have reported this trend as well. With term deposit rates at such low levels, there is little incentive for bank customers to lock up funds in term deposits. Management believes that in a rising rate environment Westfield Bank will experience a shift, by some customers, out
of core deposits and back into term deposits.   Based upon analysis,
management has estimated what is believed to be the rate sensitive portion of the funds currently in core deposits. In scenarios that assume a rising rate environment of 200 basis points or more, this shift is incorporated into the balance sheet forecasts.

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

Another circumstance that effects the results is that market rates as of March 31, 2004, the date of the analysis, were near historical lows. In the three declining rate scenarios, Westfield Bank forecasted that its rates on some deposit products would not fall as sharply as market rates. For example, because the rate on regular savings account is 0.50%, it is not possible for the rate to decrease by 100 basis points or more.

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

Part II - Other Information

Item 1.   Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 2003, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 1") which authorized the repurchase of up to 529,000 shares. The repurchase program will continue until it is completed. At December 31, 2003 the Company had repurchased 57,700 shares of common stock and had 471,300 shares remaining to be repurchased under Repurchase Program 1.

The following table sets forth information with respect to purchases made by the Company of its common stock during the six months ended June 30, 2004.

                                                        Total number of
                                                             shares             Maximum
                                                          purchased as      number of shares
                   Total number                         part of publicly    that may yet be
                    of shares        Average price          announced       purchased under
    Period          purchased      paid per share($)        programs          the program
    ------         ------------    -----------------    ----------------    ----------------

January 2004              -                  -                    -

February 2004        12,350              24.15               12,350

March 2004           26,050              24.45               26,050

April 2004            1,450              20.90                1,450

May 2004            160,128              19.77              160,128

June 2004           265,000              20.56              265,000

Total               464,978              20.60              464,978              6,322

In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. The Repurchase Program will continue until it is completed.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 21, 2004 (the "Meeting"). All of the proposal submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

Election of four candidates to the Board of Directors.

The number of votes cast with respect to this matter is as follows:

            Nominee                         For              Withheld
            -------                         ---              --------

            Victor J. Carra              9,793,326            66,488
            Richard C. Placek            9,798,669            61,145
            Charles E. Sullivan          9,803,701            56,113
            Thomas C. Sullivan           9,801,906            57,908

There was no broker non-votes or abstentions on this proposal. The following directors' terms of office continued after the meeting:

            David C. Colton, Jr.              Mary C. O'Neil
            Robert T. Crowley, Jr.            Paul R. Pohl
            Harry C. Lane                     Donald A. Williams
            William H. McClure

Item 5.   Other Information

a.    None

b.    None

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1  Rule 13a - 14(a)/15d - 14(a) Certifications.

      31.2  Rule 13a - 14(a)/15d - 14(a) Certifications.

      32.1  Section 1350 Certifications.

      32.2  Section 1350 Certifications.

(b)   Reports on Form 8-K

      On April 27, 2004, the Company filed a current report on Form 8-K, dated April 27, 2004, furnishing to the SEC a press release announcing earnings for the first fiscal quarter of 2004.

      On June 15, 2004, the Company filed with the SEC a Current Report on Form 8-K reporting under Items 4 and 7 a change in the Company's independent auditors.

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

August 9, 2004