Form 10-Q
period 2004-09-30
WESTFIELD FINANCIAL INC
filed 2004-11-09
CIK 1157647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________

                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to____________________

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

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes  X   No__

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Outstanding at
            Class                                          November 4, 2004
-----------------------------                              ----------------

            Common                                             9,975,622

                              TABLE OF CONTENTS


         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - September 30, 2004 and December 31, 2003

         Consolidated Statements of Operations (Unaudited) - Three and nine months ended September 30, 2004 and 2003

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Nine Months ended
         September 30, 2004

         Consolidated Statements of Cash Flows (Unaudited) - Nine Months ended September 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

ITEM 1:  FINANCIAL STATEMENTS

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)


                                                        September 30,    December 31,
                                                            2004             2003
                                                        -------------    ------------

ASSETS
Cash and due from banks                                   $ 13,556         $ 11,740
Federal funds sold                                          26,805           15,930
Interest-bearing deposits                                      118           18,004
                                                          --------         --------

      Cash and cash equivalents                             40,479           45,674
                                                          --------         --------

SECURITIES:
Available for sale - at estimated fair value                15,223           25,806

Held to maturity - at amortized cost (estimated
 fair value of $77,898 in 2004, and $71,003
 in 2004 and 2003)                                          82,057           69,927

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value                74,348           76,177

Held to maturity - at amortized cost (estimated
 fair value of $167,165 in 2004, and $191,511
 in 2003)                                                  167,898          191,683

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK             4,237            4,237

LOANS - Net of allowance for loan losses of
 $4,988 in 2004 and $4,642 in 2003                         373,767          344,980

PREMISES AND EQUIPMENT, Net                                 11,394           11,774

ACCRUED INTEREST AND DIVIDENDS                               3,591            3,555

BANK OWNED LIFE INSURANCE                                   17,060           16,507

OTHER ASSETS                                                 4,134            4,896
                                                          --------         --------

TOTAL ASSETS                                              $794,188         $795,216
                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                       $ 48,276         $ 54,620
Interest-bearing                                           562,372          577,811
                                                          --------         --------

      Total deposits                                       610,648          632,431
                                                          --------         --------

CUSTOMER REPURCHASE AGREEMENTS                              16,439           12,135

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                   45,000           20,000

OTHER LIABILITIES                                            5,435            5,846
                                                          --------         --------

TOTAL LIABILITIES                                          677,522          670,412
                                                          --------         --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000
 shares authorized, none outstanding at
 September 30, 2004, December 31, 2003                           -                -
Common stock - $.01 par value, 25,000,000
 shares authorized, 10,580,000 shares
 issued, 9,975,922 and 10,522,300 shares
 outstanding at September 30, 2004 and
 December 31, 2003, respectively                               106              106
Additional paid-in capital                                  47,390           47,143
Unallocated Common Stock of Employee Stock
 Ownership Plan                                             (5,729)          (5,837)
Restricted stock unearned compensation                      (1,681)          (2,094)
Retained earnings                                           89,093           85,794
Accumulated other comprehensive income, net                    (29)             788
Treasury stock, at cost (604,078 and 57,700
 shares at September 30, 2004 and December 31, 2003,
 respectively)                                             (12,484)          (1,096)
                                                          --------         --------

      Total stockholders' equity                           116,666          124,804
                                                          --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $794,188         $795,216
                                                          ========         ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Operations - Unaudited
                (Dollars in thousands, except per share data)


                                                      Three Months           Nine Months
                                                  Ended September 30,    Ended September 30
                                                   2004      2003          2004       2003
                                                   ----      ----          ----       ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $3,641       $3,883    $10,808    $12,119
  Securities and mortgage backed securities        3,147        2,655      9,568      9,238
  Consumer loans                                     284          573        976      2,023
  Commercial and industrial loans                  1,337        1,036      3,707      2,967
  Federal funds sold                                  87           43        133        152
  Marketable equity securities                        74          147        262        374
  Interest-bearing deposits                            7           56        115        185
                                                  ------       ------    -------    -------

  Total interest and dividend income               8,577        8,393     25,569     27,058
                                                  ------       ------    -------    -------

INTEREST EXPENSE:
  Deposits                                         2,328        3,131      7,245     10,331
  Customer repurchase agreements                      43           49        142        159
  Other borrowings                                   317          140        736        363
                                                  ------       ------    -------    -------

  Total interest expense                           2,688        3,320      8,123     10,853
                                                  ------       ------    -------    -------

  Net interest and dividend income                 5,889        5,073     17,446     16,205

PROVISION FOR LOAN LOSSES                            200          150        475        500
                                                  ------       ------    -------    -------

  Net interest and dividend income after
   provision for loan losses                       5,689        4,923     16,971     15,705
                                                  ------       ------    -------    -------

NONINTEREST INCOME:
  Income from bank owned life insurance              187          214        553        573
  Service charges and fees                           591          496      1,699      1,401
  Gain on sales of securities, net                     -           70        868        183
                                                  ------       ------    -------    -------

  Total noninterest income                           778          780      3,120      2,157
                                                  ------       ------    -------    -------

NONINTEREST EXPENSE:
  Salaries and employees benefits                  2,614        2,500      7,828      7,397
  Occupancy                                          447          459      1,350      1,343
  Computer operations                                400          403      1,208      1,200
  Stationery, supplies and postage                   122          141        394        429
  Other                                              703          812      2,469      3,053
                                                  ------       ------    -------    -------

  Total noninterest expense                        4,286        4,315     13,249     13,422
                                                  ------       ------    -------    -------

INCOME BEFORE INCOME TAXES                         2,181        1,388      6,842      4,440

INCOME TAXES                                         627          337      2,048      2,262
                                                  ------       ------    -------    -------

NET INCOME                                        $1,554       $1,051    $ 4,794    $ 2,178
                                                  ======       ======    =======    =======

EARNINGS PER COMMON SHARE:
  Basic earnings per share                        $ 0.16       $ 0.11    $  0.49    $  0.22

  Diluted earnings per share                      $ 0.16       $ 0.10    $  0.48    $  0.21

        See accompanying notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME - UNAUDITED
                  (Dollars in thousands, except share data)


                                                                                        Accumulated
                           Common Stock                          Restricted               Other
                         ----------------  Additional  Unallo-     Stock                  Compre-      Treasury Stock
                                     Par    Paid-In     cated     Unearned    Retained    hensive     -----------------
                         Shares     Value   Capital     ESOP    Compensation  Earnings  Income, Net   Shares     Amount     Total
                         ------     -----  ----------  -------  ------------  --------  -----------   ------     ------     -----

Balance at
 December 31, 2003     10,580,000   $106     $47,143  $(5,837)    $(2,094)    $ 85,794     $  788    (57,700)  $ (1,096)  $124,804

Comprehensive income:
  Net income                    -      -           -        -           -        4,794          -          -          -      4,794
    Unrealized losses
     on securities
     arising during
     the period, net
     of tax benefit
     of $89                     -      -           -        -           -            -       (199)         -          -       (199)
    Reclassification
     for gains included
     in net income,
     net of taxes
     of $250                    -      -           -        -           -            -       (618)         -          -       (618)
                                                                                                                          --------
Comprehensive income                                                                                                         3,977
Activity related to
 common stock issued
 as employee incentives         -      -         247      108         413            -          -          -          -        768
Cash dividends declared         -      -           -        -           -       (1,495)         -          -          -     (1,495)
Treasury stock purchased        -      -           -        -           -            -          -   (546,378)   (11,388)   (11,388)
                       ----------   ----     -------  -------     -------     --------     ------   --------   --------   --------

Balance at
 September 30, 2004    10,580,000   $106     $47,390  $(5,729)    $(1,681)    $ 89,093     $  (29)  (604,078)  $(12,484)  $116,666
                       ==========   ====     =======  =======     =======     ========     ======   ========   ========   ========

Balance at
 December 31, 2002     10,580,000   $106     $49,463  $(5,621)    $(2,731)    $ 84,264     $1,218          -   $      -   $126,699

Comprehensive income:
  Net income                    -      -           -        -           -        2,178          -          -          -      2,178
    Unrealized losses
     on securities
     arising during
     the period, net
     of tax benefit
     of $278                    -      -           -        -           -            -       (502)         -          -       (502)
    Reclassification
     for gains included
     in net income,
     net of tax
     benefit of $65             -      -           -        -           -            -       (118)         -          -       (118)
                                                                                                                          --------
Comprehensive income                                                                                                         1,558
Activity related to
 common stock issued
 as employee incentives         -      -      (1,990)     194         507            -          -          -          -     (1,289)
Cash dividends declared         -      -           -        -           -       (1,587)         -          -          -     (1,587)
Treasury stock purchased        -      -           -        -           -            -          -     59,700     (1,134)    (1,134)
                       ----------   ----     -------  -------     -------     --------     ------   --------   --------   --------

Balance at
 September 30, 2003    10,580,000   $106     $47,473  $(5,427)    $(2,224)    $ 84,855     $  598     59,700   $ (1,134)  $124,247
                       ==========   ====     =======  =======     =======     ========     ======   ========   ========   ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)


                                                                      Nine Months
                                                                  Ended September 30,
                                                                   2004         2003
                                                                   ----         ----

OPERATING ACTIVITIES:
Net income                                                       $  4,794     $  2,178
Adjustments to reconcile net income to net cash provided
 by operating activities
Provision for loan losses                                             475          500
Depreciation of premises and equipment                                771          816
Net amortization of premiums and discounts on securities,
 mortgage backed securities, and mortgage loans                     1,145        2,770
Amortization of deferred compensation                                 795          713
Net realized securities gains                                        (868)        (183)
Deferred income tax provision (benefit)                               417       (1,322)
Increase in cash surrender value of bank owned life insurance        (553)        (508)
Changes in assets and liabilities:
  Accrued interest and dividends                                      (36)         188
  Other assets                                                        762          624
  Other liabilities                                                  (411)      (1,844)
                                                                 --------     --------

      Net cash provided by operating activities                     7,291        3,932
                                                                 --------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                       (15,209)     (39,362)
  Proceeds from calls, maturities and principal collections         3,000       20,078
Securities, available for sale:
  Purchases                                                        (5,287)     (15,796)
  Proceeds from sales                                              11,891       24,518
  Proceeds from calls, maturities, and principal collections        3,899       29,987
Mortgage backed securities, held to maturity:
  Purchases                                                       (19,663)     (96,629)
  Principal collections                                            42,690       76,519
Mortgage backed securities, available for sale:
  Purchases                                                       (36,515)     (38,393)
  Proceeds from sales                                              20,325        3,114
  Principal collections                                            17,463       38,737
Purchase of Federal Home Loan Bank of Boston and other stock            -         (304)
Purchase of residential mortgages                                 (34,127)           -
Net other decrease in loans                                         4,827       10,883
Net purchases of premise and equipment                               (391)        (288)
Purchase of bank owned life insurance                                   -      (15,701)
                                                                 --------     --------

      Net cash used in investing activities                        (7,097)      (2,637)
                                                                 --------     --------

FINANCING ACTIVITIES:
Decrease in deposits                                              (21,783)      (2,914)
Increase in customer repurchase agreements                          4,304        5,407
Federal Home Loan Bank of Boston advances                          25,000        5,000
Purchase of common stock in connection with employee
 benefit program                                                      (27)      (2,002)
Cash dividends paid                                                (1,495)      (1,587)
Treasury stock purchased                                          (11,388)      (1,134)
                                                                 --------     --------

      Net cash (used in) provided by financing activities          (5,389)       2,770
                                                                 --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:              (5,195)       4,065
CASH AND CASH EQUIVALENTS
  Beginning of period                                              45,674       56,575
                                                                 --------     --------
  End of period                                                  $ 40,479     $ 60,640
                                                                 ========     ========

        See accompanying notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. (the "Company") is a Massachusetts chartered corporation. The Company has a wholly-owned bank subsidiary called Westfield Bank (the "Bank") and is the majority-owned subsidiary of Westfield Mutual Holding Company (the "MHC"). On July 23, 2004 Westfield Bank and MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS").

Westfield Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (the "FDIC"). Westfield Bank operates ten branches in Western Massachusetts. Westfield Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

Westfield Bank formed a subsidiary, Elm Street Real Estate Investments Inc. (the "REIT"). The REIT was 99.9% owned by Westfield Bank. In December 2003, Westfield Bank dissolved the REIT. Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In 2003, Westfield Bank formed another subsidiary which is wholly-owned, Elm Street Securities Corporation, a Massachusetts chartered security corporation for the primary purpose of holding qualified investment securities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Westfield Bank, Westfield Securities Corp., Elm Street Securities Corporation, and the REIT. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2004, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock Based Compensation -SFAS No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

In March 2004, FASB issued an exposure draft entitled "Share-Based Payment
- An Amendment of FASB Statements No. 123 and 95." The FASB-proposed statement would eliminate the alternative to use Opinion 25's intrinsic value method of accounting. The proposed statement would require public companies to recognize the cost of employee services received based upon the grant-date fair value of those instruments. In September 2004, FASB voted to delay the effective date for public companies making the proposed statement effective for fiscal periods beginning after June 15, 2005.

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):


                                  Three Months Ended September 30,    Nine Months Ended June 30,
                                          2004        2003                 2004        2003
                                          ----        ----                 ----        ----

Net income as reported                   $1,554      $1,051               $4,794      $2,178

  Less: Compensation expense
   determined under fair value
   based method for all awards
   net of tax effects                       (68)        (64)                (204)       (191)
                                         ------      ------               ------      ------
  Pro forma net income                   $1,486      $  987               $4,590      $1,987
                                         ======      ======               ======      ======

Net income per share
  Basic as reported                      $ 0.16      $ 0.11               $ 0.49      $ 0.22
  Pro forma                                0.16        0.10                 0.47        0.20

  Diluted as reported                      0.16        0.10                 0.48        0.21
  Pro forma                                0.15        0.10                 0.46        0.20

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Westfield Financial (the "Company") strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1853. Historically, Westfield Bank has been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Westfield Bank meets the needs of its local community through a community-based and service-oriented approach to banking.

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

You should read our financial results for the quarter ended September 30, 2004 in the context of this strategy.

* Net income was $1.6 million, or $0.16 per diluted share, for the quarter ended September 30, 2004 as compared to $1.1 million, or $0.11 per diluted share for the same period in 2003. For the nine months ended September 30, 2004, net income was $4.8 million, or $0.48 per diluted share as compared to $2.2 million, or $0.21 per diluted share for the same period in 2003. The results for the first quarter of the 2003 period included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from Westfield Bank's REIT subsidiary for 1999 through 2002. As a result of an agreement with the Massachusetts Department of Revenue, the second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter of 2003.

* Commercial real estate and commercial and industrial loans increased $20.1 million, or 9.3% from December 31, 2003 to September 30, 2004. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

* Indirect automobile loans decreased $8.5 million, or 53.1% from $16.0 million at December 31, 2003 to $7.5 million at September 30, 2004. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs; therefore, Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.

* Residential real estate loans increased $18.2 million to $128.7 million at September 30, 2004 from $110.5 million at December 31, 2003. Westfield Bank purchased $34.1 million in adjustable rate mortgage loans, which are serviced by the originating institutions. This was offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

* Net interest and dividend income increased primarily as a result of lower funding costs. The net interest margin was 3.14% and 3.11% for the three and nine months ended September 30, 2004, respectively, as compared to 2.64% and 2.84% for the same periods in 2003, respectively. Westfield Financial expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company. In addition, Westfield Bank continues to emphasize core deposits over time deposits.

* Core deposits, which include checking, NOW, savings and money market accounts, increased while time deposits decreased from December 31, 2003 to September 30, 2004. This is consistent with Westfield Bank's strategy for growing core deposits in order to maintain long-term relationships with customers and to reduce the cost of funds. Management believes, however, that a percentage of the growth in core deposits is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of funds.

* Fees received from the third party mortgage company were $65,000 for the nine months ended September 30, 2004 as compared to $301,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

* Checking account processing fees increased $471,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This was as a result of new products and services provided by Westfield Bank to its checking account customers commencing in the second quarter of 2004.

* Nonperforming loans increased $683,000 to $2.5 million at September 30, 2004 from $1.8 million at December 31, 2003. This was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property. This was offset primarily by payments in full received on other nonperforming loans.

* Gross charge-offs decreased by 35.7% for the nine months ended September 30, 2004 as compared to the same period in 2003, primarily as a result of the curtailment of indirect auto loans and the improved local and national economy.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Total assets decreased $1.0 million to $794.2 million at September 30, 2004 from $795.2 million at December 31, 2003.

Securities decreased $24.1 million, or 6.6%, to $339.5 million at September 30, 2004 from $363.6 million at December 31, 2003. The decrease was primarily the result of the sale of certain mortgage backed securities with significant paydowns. In addition, equity securities decreased by $8.5 million as a result of selling essentially all of Westfield Bank's common stock portfolio.

Net loans during the period increased by $28.8 million to $373.8 million at September 30, 2004 from $345.0 million at December 31, 2003. Commercial real estate and commercial and industrial loans increased $20.1 million, or 9.3%, to $236.7 million at September 30, 2004 from $216.6 million at December 31, 2003. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy. Residential real estate loans increased $18.2 million to $128.7 million at September 30, 2004 from $110.5 million at December 31, 2003. Westfield Bank purchased $33.8 million in adjustable rate mortgage loans, which are serviced by the originating institutions. This was offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

Indirect auto loans decreased by $8.5 million, or 53.1%, from $16.0 million at December 31, 2003 to $7.5 million at September 30, 2004. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs; therefore, Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.

Total deposits decreased $21.8 million to $610.6 million at September 30, 2004 from $632.4 million at December 31, 2003. Time deposits decreased $26.7 million to $307.5 million at September 30, 2004. Core deposits, which include checking, NOW, savings, and money market accounts, increased by $4.9 million to $303.1 at September 30, 2004. Westfield Bank's strategic plan calls for a lesser reliance on time deposit accounts in order to decrease Westfield Bank's cost of funds.

The decrease in deposits was offset by a $25.0 million increase in Federal Home Loan Bank borrowings, which totaled $45.0 million at September 30, 2004. Borrowings increased in order to take advantage of the low interest rate environment. Customer repurchase agreements increased $4.3 million, to $16.4 million at September 30, 2004 from December 31, 2003. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at September 30, 2004 were held by commercial customers.

Stockholders' equity at September 30, 2004 and December 31, 2003 was $116.7 million and $124.8 million, respectively, which represented 14.7% of total assets as of September 30, 2004 and 15.7% of total assets as of December 31, 2003. The change is primarily comprised of net income of $4.8 million for the nine months ended September 30, 2004, the repurchase of 546,378 shares of common stock for $11.4 million, and the declaration by the Board of Directors of dividends of $0.05 per share on January 27, 2004 and April 26, 2004, and a $0.10 per share on July 27, 2004 which aggregated $1.5 million.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

General

Net income was $1.6 million, or $0.16 per diluted share, for the quarter ended September 30, 2004 as compared to $1.1 million, or $0.10 per diluted share, for the same period in 2003.

Net interest and dividend income increased $816,000 to $5.9 million for the three months ended September 30, 2004 as compared to $5.1 million for the same period in 2003. There were no gains on sales of securities for the three months ended September 30, 2004 as compared to $70,000 for the same period in 2003.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended September 30, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                          Three Months Ended September 30,
                                                      2004                                 2003
                                                   Average    Avg Yield/                Average    Avg Yield/
                                       Interest    Balance       Cost       Interest    Balance       Cost
                                       --------    -------    ----------    --------    -------    ----------
                                                               (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                  $   87     $ 26,353      1.32%       $   43     $ 19,652      0.88%
Investment Securities                    3,228      343,792      3.76         2,858      383,509      2.98
Loans                                    5,262      373,082      5.64         5,492      360,599      6.09
                                        ------     --------                  ------     --------

      Total Interest-Earning Assets     $8,577     $743,227      4.62        $8,393     $763,760      4.40
                                        ======     ========                  ======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                            $   68     $ 53,488      0.51        $   89     $ 44,109      0.81
Savings Accounts                            59       47,068      0.50            72       47,626      0.60
Money Market Accounts                      330      150,952      0.87           445      156,369      1.14
Time Deposits                            1,871      312,130      2.40         2,525      350,466      2.88
Customer Repurchase Agreements
 and Borrowings                            360       53,807      2.68           189       31,779      2.38
                                        ------     --------                  ------     --------

      Total Interest-Bearing
       Liabilities                      $2,688     $617,445      1.74        $3,320     $630,349      2.11
                                        ======     ========                  ======     ========

Net Interest Income/Interest
 Rate Spread                            $5,889                   2.88%       $5,073                   2.29%
                                        ======                   ====        ======                   ====

Net Interest Margin                                              3.14%                                2.64%
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


                                  Three Months Ended September 30, 2004 compared to
                                                  September 30, 2003
                                             Increase (decrease) due to:

Interest-Earning Assets                      Volume     Rate      Net
-----------------------                      ------     ----      ---
                                               (Dollars in thousands)

Short Term Investments                       $  15     $  29     $  44
Investment Securities                         (296)      666       370
Loans                                          190      (420)     (230)
                                             -----     -----     -----

Net Change in Income on                        (91)      275       184
 Interest-Earning Assets                     -----     -----     -----

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                    19       (40)      (21)
Savings Accounts                                (1)      (12)      (13)
Money Market Accounts                          (15)     (100)     (115)
Time Deposits                                 (276)     (378)     (654)
Customer Repurchase Agreements
 and Borrowings                                131        40       171
                                             -----     -----     -----
Net Change in Expense on
 Interest-Bearing Liabilities                 (142)     (490)     (632)
                                             -----     -----     -----

Net Change in Interest Income                $  51     $ 765     $ 816
                                             =====     =====     =====

Net interest and dividend income increased $816,000 to $5.9 million for the three months ended September 30, 2004 as compared to $5.1 million for the same period in 2003. The net interest margin was 3.14% for the three months ended September 30, 2004 as compared to 2.64% for the same period in 2003.

The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 37 basis points to 1.74% for the three months ended September 30, 2004 from 2.11% for same period in 2003. The yield of interest-earning assets increased 22 basis points to 4.62% for the three months ended September 30, 2004 from 4.40% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as the Company continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

In addition, Westfield Bank continues to emphasize core deposits over time deposits. The average balance of core deposits, which are checking, NOW, savings, and money market accounts, decreased $3.5 million to $300.8 million for the three months ended September 30, 2004 from $304.3 million for the same period in 2003. The average balance of time deposits decreased $38.4 million to $312.1 million for the three months ended September 30, 2004 from $350.5 million for the same period in 2003. The declining interest rate environment and the change in Westfield Bank's deposit mix contributed to the decrease in funding costs. Management believes however, that a percentage of the decrease in time deposits is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the three months ended September 30, 2004, Westfield Bank provided $200,000 for loan losses, compared to $150,000 for the same period in 2003. The amount of Westfield Bank provided for the provision for loan losses during the three months ended September 30, 2004 was based upon changes that occurred in the loan portfolio during that same period. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.0 million at September 30, 2004 and $4.8 million at June 30, 2004. The allowance for loan losses was 1.32% of total loans at September 30, 2004 and 1.33% at June 30, 2004.

At September 30, 2004 commercial real estate loans and commercial and industrial loans increased $1.1 million as compared to June 30, 2004. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. Westfield Bank considers these types of loans to contain more risk than conventional residential real estate mortgages. Residential real estate mortgages increased by $19.0 million during the quarter ended September 30, 2004, resulting in an increase in the allowance requirements for residential real estate loans. Consumer loans decreased by $2.0 million to $13.3 million during the quarter ended September 30, 2004, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans, along with the allowance requirement for residential real estate loans.

Nonperforming loans decreased $130,000 to $2.5 million at September 30, 2004 compared to $2.6 million at June 30, 2004.

As a result of the above factors, management determined that a provision of $200,000 was appropriate.

Noninterest Income

Noninterest income decreased $2,000 to $778,000 for the three months ended September 30, 2004 from $780,000 in the same period in 2003. There were no gains on the sale of securities for the quarter ended September 30, 2004 as compared to $70,000 for the same period in 2003. Checking account processing fees increased $162,000 to $437,000 for the three months ended September 30, 2004 from $275,000 in the same period in 2003. The increase is a result of new products and services provided to Westfield Bank's checking account customers, commencing in the second quarter of 2004. Fees received from the third party mortgage company decreased $95,000 to $16,000 for the three months ended September 30, 2004 from $111,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense was $4.3 million for the three months ended September 30, 2004 and September 30, 2003. Salaries and benefits increased $114,000 for the three months ended September 30, 2004 as compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses. Expenses associated with indirect auto loan processing decreased by $46,000 for the three months ended September 30, 2004 as compared for the same period in 2003. This is a result of discontinuing the indirect auto loan program. Correspondent bank charges were $37,000 and $91,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease of $54,000 in correspondent bank charges is primarily the result of lower investment safekeeping expenses. Westfield Bank began using a different safekeeping service provider in the third quarter 2004.

Income Taxes

For the three months ended September 30, 2004, the Company had a tax provision of $627,000 as compared to $337,000 for the same period in 2003. This was a result of higher income before income taxes for the three months ended September 30, 2004 as compared to the same period in 2003.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

General

Net income was $4.8 million, or $0.48 per diluted share, for the nine months ended September 30, 2004 as compared to $2.2 million, or $0.21 per diluted share, for the same period in 2003. The results for the first quarter of 2003 included an expense of $2.9 million representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from Westfield Bank's REIT subsidiary for 1999 through 2002. As a result of an agreement with the Massachusetts Department of Revenue, the second quarter 2003 financial results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter 2003.

Net interest and dividend income increased $1.2 million to $17.4 for the nine months ended September 30, 2004 as compared to $16.2 million for the same period in 2003. Net gains on sales of securities were $868,000 for the nine months ended September 30, 2004 as compared to $183,000 for the same period in 2003.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the nine months ended September 30, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                          Nine Months Ended September 30,
                                                      2004                                 2003
                                                   Average    Avg Yield/                Average    Avg Yield/
                                       Interest    Balance       Cost       Interest    Balance       Cost
                                       --------    -------    ----------    --------    -------    ----------
                                                               (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                  $   133    $ 16,746      1.06%       $   152    $ 20,367      1.00%
Investment Securities                     9,945     367,418      3.61          9,797     385,849      3.39
Loans                                    15,491     363,629      5.68         17,109     355,948      6.41
                                        -------    --------                  -------    --------

      Total Interest-Earning Assets     $25,569    $747,793      4.56        $27,058    $762,164      4.73
                                        =======    ========                  =======    ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                            $   180    $ 55,618      0.43        $   287    $ 42,592      0.90
Savings Accounts                            175      48,500      0.48            313      46,846      0.89
Money Market Accounts                     1,076     152,985      0.94          1,474     151,303      1.30
Time Deposits                             5,814     319,876      2.42          8,257     357,858      3.08
Customer Repurchase Agreements and
 Borrowings                                 878      46,304      2.53            522      28,058      2.48
                                        -------    --------                  -------    --------

      Total Interest-Bearing
       Liabilities                      $ 8,123    $623,283      1.74        $10,853    $626,657      2.31
                                        =======    ========                  =======    ========

Net Interest Income/Interest
 Rate Spread                            $17,446                  2.82%       $16,205                  2.42%
                                        =======                  ====        =======                  ====

Net Interest Margin                                              3.11%                                2.84%
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


                                  Nine Months Ended September 30, 2004 compared to
                                                 September 30, 2003
                                            Increase (decrease) due to:

Interest-Earning Assets                  Volume      Rate         Net
-----------------------                  ------      ----         ---
                                              (Dollars in thousands)

Short Term Investments                   $ (27)    $     8     $   (19)
Investment Securities                     (468)        616         148
Loans                                      369      (1,987)     (1,618)
                                         -----     -------     -------

Net Change in Income on                   (126)     (1,363)     (1,489)
 Interest-Earning Assets                 -----     -------     -------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                88        (195)       (107)
Savings Accounts                            11        (149)       (138)
Money Market Accounts                       16        (414)       (398)
Time Deposits                             (876)     (1,567)     (2,443)
Customer Repurchase Agreements
 and Borrowings                            339          17         356
                                         -----     -------     -------
Net Change in Expense on
 Interest-Bearing Liabilities             (422)     (2,308)     (2,730)
                                         -----     -------     -------

Net Change in Interest Income            $ 296     $   945     $ 1,241
                                         =====     =======     =======

Net interest and dividend income increased $1.2 million to $17.4 million for the nine months ended September 30, 2004 as compared to $16.2 million for the same period in 2003. The net interest margin was 3.11% for the nine months ended September 30, 2004 as compared to 2.84% for the same period in 2003.

The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 57 basis points to 1.74% for the nine months ended September 30, 2004 from 2.31% for same period in 2003. The yield of interest-earning assets decreased only 17 basis points to 4.56% for the nine months ended September 30, 2004 from 4.73% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

In addition, Westfield Bank continues to emphasize core deposits over time deposits. The average balance of core deposits, which are checking, NOW, savings, and money market accounts, increased $6.5 million to $301.0 million for the nine months ended September 30, 2004 from $294.5 million for the same period in 2003. The average balance of time deposits decreased $38.0 million to $319.9 million for the nine months ended September 30, 2004 from $357.9 million for the same period in 2003. The declining interest rate environment and the shift in Westfield Bank's deposit mix contributed to the decrease in funding costs. Management believes however, that a percentage of the growth in core deposits is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the nine months ended September 30, 2004, Westfield Bank provided $475,000 for loan losses, compared to $500,000 for the same period in 2003. The amount Westfield Bank provided for the provision for loan losses during the nine months ended September 30, 2004 was based upon changes that occurred in the loan portfolio during that same period. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.0 million at September 30, 2004 and $4.6 million at December 31, 2003. The allowance for loan losses was 1.32% of total loans at September 30, 2004 and 1.33% at December 31, 2003.

At September 30, 2004 commercial real estate loans and commercial and industrial loans increased $20.1 million as compared to December 31, 2003. Commercial real estate loans and commercial and industrial loans comprised 62.5% of Westfield Bank's loan portfolio as of September 30, 2004 as compared to 61.9% as of December 31, 2003. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. Westfield Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which increased by $18.2 million during the nine months ended September 30, 2004. This resulted in an increase in the allowance requirement for residential real estate loans. Consumer loans decreased by $9.1 million to $13.3 million at September 30, 2004, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans, along with the allowance requirement for residential real estate loans.

Nonperforming loans increased $683,000 to $2.5 million at September 30, 2004 compared to $1.8 million at December 31, 2003. The increase in nonperforming loans was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property. This was partially offset by receipt of payments in full of $605,000 on other nonperforming loans.

As a result of the above factors, management determined that a provision of $475,000 was appropriate.

Noninterest Income

Noninterest income increased $963,000 to $3.1 million for the nine months ended September 30, 2004 from $2.2 million in the same period in 2003. Net gains on the sale of securities were $868,000 for the nine months ended September 30, 2004 as compared to $183,000 for the same period in 2003. The Company has sold essentially all its common stock portfolio during 2004. Checking account processing fees increased $471,000 to $1.2 million for the nine months ended September 30, 2004 from $773,000 for the same period in 2003. The increase was primarily the result of new products and services provided to Westfield Bank's checking account customers, commencing in the second quarter of 2004. Fees received from the third party mortgage company decreased $236,000 to $65,000 for the nine months ended September 30, 2004 as compared to $301,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2004 was $13.2 million as compared to $13.4 million for the same period in 2003. The first quarter 2003 results included a $328,000 charge for tax-related interest and penalties regarding the Commonwealth of Massachusetts' REIT legislation. The tax matter was settled in the second quarter of 2003 resulting in a reversal of $153,000 of the expense. Salaries and benefits increased $431,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses of $150,000. Expenses associated with indirect auto loan processing decreased by $118,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This is a result of discontinuing the indirect auto loan program.

Income Taxes

For the nine months ended September 30, 2004, the Company had a tax provision of $2.0 million as compared to $2.3 million for the same period in 2003. The first quarter of 2003 included the establishment of a liability of $2.9 million for prior years' state taxes, net of federal tax effect, relating to the Commonwealth of Massachusetts' REIT legislation as discussed above. As a result of an agreement with the Massachusetts Department of Revenue, the second quarter 2003 results include a credit of approximately $1.45 million, representing a reversal of 50% of the charge taken in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the Federal Home Loan Bank at September 30, 2004 was approximately $53.0 million.

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

At September 30, 2004, the Company exceeded each of the applicable regulatory capital requirements. As of September 30, 2004, the most recent notification from the Office of Thrift Supervision, (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" Westfield Bank must maintain minimum total risk-based, Tier 1 risk -based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. The Company's and Westfield Bank's actual capital ratios as of September 30, 2004 are also presented in the table.


                                                                                            Minimum
                                                                                           To Be Well
                                                                        Minimum           Capitalized
                                                                      For Capital         Under Prompt
                                                                       Adequacy            Corrective
                                                   Actual              Purposes        Action Provisions
                                              Amount     Ratio     Amount     Ratio    Amount     Ratio
                                              ------     -----     ------     -----    ------     -----
                                                                (Dollars in Thousands)

September 30, 2004

Total Capital (to Risk Weighted Assets):
  Consolidated                               $121,654    27.85%    $34,945    8.00%        N/A        -
  Bank                                         87,323    20.36      34,319    8.00     $42,898    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                116,666    26.71      17,472    4.00         N/A        -
  Bank                                         82,335    19.19      17,159    4.00      25,739     6.00
Tier 1 Capital (to Average Assets):
  Consolidated                                116,666    14.67      31,819    4.00         N/A        -
  Bank                                         82,335    10.82      30,140    4.00      37,675     5.00

On July 23, 2004, Westfield Bank and the MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the OTS. Westfield Bank, as a federally-chartered savings bank, is subject to OTS capital requirements rather than Federal Deposit Insurance Corporation capital requirements. Westfield Bank is considered "well capitalized" under OTS capital requirements.

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the nine months ended September 30, 2004 and September 30, 2003.

Westfield Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.

Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at September 30, 2004 is shown below:


                                            After 1 Year    After 3 Years
                                  Within     but Within       but Within      After
                                  1 Year       3 Years         5 Years       5 Years      Total
                                  ------    ------------    -------------    -------      -----
                                                         (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations    $   189       $   313         $   162       $     -    $    664
                                 =======       =======         =======       =======    ========

BORROWINGS
  Federal Home Loan Bank         $ 5,000       $25,000         $15,000       $     -    $ 45,000
                                 =======       =======         =======       =======    ========

CREDIT COMMITMENTS
  Available lines of credit      $38,717       $     -         $     -       $19,157    $ 57,874
  Other loan commitments          24,567             -               -           865      25,432
  Letters of credit                4,283             -               -           932       5,215
                                 -------       -------         -------       -------    --------
     Total credit commitments    $67,567       $     -         $     -       $20,954    $ 88,521
                                 =======       =======         =======       =======    ========

Grand total                      $72,756       $25,313         $15,162       $20,954    $134,185
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2004, that the Company and Westfield Bank met all capital adequacy requirements to which they were subject. As of September 30, 2004, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as well capitalized under the regulatory framework for prompt corrective action.

On July 23, 2004 Westfield Bank and MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the OTS. Westfield Bank, as a federally-chartered savings bank, is subject to OTS capital requirements rather than Federal Deposit Insurance Corporation capital requirements. Westfield Bank is considered "well capitalized" under OTS capital requirements.

To be categorized as well capitalized, Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Westfield Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate change environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, up 100, 200, 300 and 400 basis points from current rates, along with down 100 and 200 basis points from current rates, over the one-year time period. These are compared to an analysis that assumes no change in interest rates over the one-year period.

The simulation model was most recently run in 2004, as of June 30, 2004, to project net interest income for twelve months ending June 30, 2005. The results derived from the simulation model are discussed below.

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

The tables below set forth for the twelve months ended June 30, 2005 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.


          For the Twelve Months Ending June 30, 2005
                    (Dollars in thousands)
      -------------------------------------------------
            Changes in         Net Interest
      Interest Rates (Basis    and Dividend
             Points)              Income       % Change
      ---------------------    ------------    --------

               400                $26,256       -0.2%
               300                 26,147       -0.6
               200                 26,079       -0.9
               100                 27,350        4.0
                 0                 26,310        N/A
              -100                 26,805        1.9
              -200                 26,484        0.7

Market rates were assumed to increase and decrease in even increments over the twelve month period. The repricing and/or new rates of assets and liabilities moved in tandem with market rates. However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount.

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

Another circumstance that effects the results is that market rates as of June 30, 2004, the date of the analysis, were near historical lows. In the three declining rate scenarios, Westfield Bank forecasted that its rates on some deposit products would not fall as sharply as market rates. For example, because the rate on regular savings account is 0.50%, it is not possible for the rate to decrease by 100 basis points or more.

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


Part II - Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities Use of Proceeeds

The following table sets forth information with respect to purchases made by the Company of its common stock during the nine months ended September 30, 2004.


                                                        Total number of
                                                             shares             Maximum
                                                          purchased as      number of shares
                   Total number                         part of publicly    that may yet be
                    of shares        Average price          announced       purchased under
    Period          purchased      paid per share($)        programs          the program
    ------         ------------    -----------------    ----------------    ----------------

January 2004              -                  -                    -

February 2004        12,350              24.16               12,350

March 2004           26,050              24.51               26,050

April 2004            1,450              20.96                1,450

May 2004            160,128              19.82              160,128

June 2004           265,000              20.61              265,000

July 2004                 -                  -                    -

August 2004          16,100              20.89               16,100

September 2004       65,300              22.22               65,300

Total               546,378              20.85              546,378              427,472

In April 2003, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 1") which authorized the repurchase of up to 529,000 shares. The Repurchase Program was completed during the third quarter of 2004.

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


                                       Westfield Financial, Inc.
                                       (Registrant)

                                       By: /s/ Donald A. Williams
                                           -----------------------------
                                           Donald A. Williams
                                           President/Chief Executive
                                           Officer
                                           (Principal Executive Officer)


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


November 9, 2004