Form 10-K
period 2004-12-31
WESTFIELD FINANCIAL INC
filed 2005-03-15
CIK 1157647

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

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No.: 001-16767

                          Westfield Financial, Inc.
           (Exact Name of Registrant as Specified in Its Charter)

            Massachusetts                            73-1627673
    (State or Other Jurisdiction                  (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)

               141 Elm Street, Westfield, Massachusetts 01085
        (Address of Principal Executive Offices, including zip code)

                               (413) 568-1911
             (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share                        AMEX
--------------------------------------               ----------------------
        (Title of Each Class)                        (Name of Each Exchange
                                                      on which Registered)

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

As of March 7, 2005, the registrant had 10,580,000 shares of common stock, $.01 par value, issued and 9,954,512 shares outstanding. Of such shares outstanding, 5,607,400 shares were held by Westfield Mutual Holding Company, the registrant's mutual holding company, and 4,347,112 were held by the public and directors, officers and employees of the registrant.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was $80,280,882. This figure was based on the closing price as of June 30, 2004 on The American Stock Exchange for a share of the registrant's common stock, which was $20.34 on June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K - Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

                          WESTFIELD FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2004

                              TABLE OF CONTENTS

ITEM                               PART I                              PAGE

  1     BUSINESS                                                         2
  2     PROPERTIES                                                      40
  3     LEGAL PROCEEDINGS                                               41
  4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             41

                                   PART II

  5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES               41
  6     SELECTED FINANCIAL DATA                                         42
  7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                       43
  7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      69
  8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     69
  9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                        70
  9A    CONTROLS AND PROCEDURES                                         70
  9B    OTHER INFORMATION                                               71

                                  PART III

 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              71
 11     EXECUTIVE COMPENSATION                                          72
 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  72
 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  73
 14     PRINCIPAL ACCOUNTING FEES AND SERVICES                          73

                                   PART IV

 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES                         73
        SIGNATURES                                                      76

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

PART I

ITEM 1.  BUSINESS

      General. Westfield Financial, Inc. ("Westfield Financial," "us," "our," or "we") is a Massachusetts-chartered stock holding company organized in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company which owns 56.3% of the outstanding common stock of Westfield Financial. Westfield Financial serves as the bank holding company for Westfield Bank, a federally-chartered stock savings bank. Unless the context otherwise requires, all references herein to Westfield Bank or Westfield Financial include Westfield Financial and Westfield Bank on a consolidated basis. In connection with our reorganizing, Westfield Financial sold 4,972,600 shares of its common stock to eligible depositors of Westfield Bank. Net proceeds of the stock offering were $47.7 million. The reorganization of Westfield Mutual Holding Company and the related stock offering by Westfield Financial were completed on December 27, 2001. The common stock of Westfield Financial commenced trading on The American Stock Exchange under the symbol "WFD" on December 28, 2001.

      On July 23, 2004 Westfield Bank and Westfield Mutual Holding Company completed their conversions from Massachusetts-chartered companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS").

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

      Beginning on September 1, 2001, Westfield Bank began referring its residential real estate loan customers to a third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by a third party mortgage company. In connection with this referral program, Westfield Bank receives fee income for each of the loans originated by the third party mortgage company. Westfield Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. To date, Westfield Bank has not purchased a significant amount of loans from the third party mortgage company. Westfield Bank believes that this program diversifies its loan portfolio and reduces interest rate risk.

      Westfield Bank operates through 10 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has four free-standing ATM locations in Agawam, Feeding Hills and Springfield, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in Western Massachusetts. In addition, Westfield Bank provides online banking services through its web site http://www.westfieldbank.com.

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

      The City of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Westfield's 2004 population was approximately 41,000 and the estimated 2004 population for Hampden County was approximately 456,200.

      The economy of Westfield Bank's market area historically has been supported by a variety of industries. Its primary market area has benefited from the presence of large employers centered in insurance, health care, warehouse, manufacturing and education. Among the largest employers currently in its market area are Bay State Health Systems, Big Y Foods, Friendly Ice Cream Corporation, Hasbro, Mass Mutual Life Insurance Company, Mestek, Noble Hospital, the University of Massachusetts, Westfield State College, American International College, and the Sullivan Paper Company. In addition, other employment and economic activity is provided by a substantial number of small and medium size businesses in the area.

      Westfield Bank's future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. Westfield Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

      As of December 2004, the unemployment rate of Westfield Bank's primary market area and Massachusetts was 5.9% and 5.6%, respectively, compared to 6.5% and 5.4%, respectively, in December 2003. From June 2003 to June 2004, the median household income in Westfield Bank's market area increased by 2.2% to $55,624, compared to $54,387 as of June 2003. Despite the increase, the median household income in Westfield Bank's market area is below state and national averages.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from approximately 24 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Historically, Westfield Bank's most direct competition for deposits has come from savings, co-operative and commercial banks. Westfield Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. In Westfield Bank's market area, there were approximately eight of the foregoing institutions at December 31, 2004.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of residential real estate loans, home equity loans, commercial real estate loans, commercial and industrial loans and consumer loans.

      At December 31, 2004, Westfield Bank had total loans of $373.4 million, of which 71.7% were adjustable-rate loans and 28.3% were fixed-rate loans. Commercial real estate loans and commercial and industrial loans totaled $144.3 million and $94.7 million respectively. The remainder of its loans at December 31, 2004 consisted of residential mortgage loans, home equity loans and consumer loans. Residential mortgage and home equity loans outstanding at December 31, 2004 totaled $122.8 million. Consumer loans outstanding at December 31, 2004 were $11.6 million.

      Westfield Bank's loans are subject to federal law and regulations. The interest rates Westfield Bank charges on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by its competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. The following table presents the composition of Westfield Bank's loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.


                                                                         At December 31,
                               ---------------------------------------------------------------------------------------------------
                                      2004                2003                2002                2001                2000
                               ------------------- ------------------- ------------------- ------------------- -------------------
                                        Percent of          Percent of          Percent of          Percent of          Percent of
                                Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                                ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                      (Dollars in thousands)

Real estate loans:
  Commercial                   $144,336   38.65    $131,292   37.57    $100,903   27.92    $ 99,425   23.82    $ 92,826   19.84
  Residential                   111,646   29.90     100,728   28.83     146,664   40.59     199,710   47.86     250,945   53.64
  Home equity                    11,176    2.99       9,819    2.81      11,232    3.11      13,041    3.13      13,217    2.83
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total real estate loans   267,158   71.54%    241,839   69.21%    258,799   71.62%    312,176   74.81%    356,988   76.31%
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------

Other loans:
  Commercial and industrial      94,726   25.36      85,292   24.41      61,494   17.01      47,012   11.27      37,510    8.02
  Indirect auto                   5,886    1.58      15,983    4.57      33,848    9.37      52,129   12.49      66,168   14.14
  Consumer, other                 5,679    1.52       6,327    1.81       7,216    2.00       5,955    1.43       7,171    1.53
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total other loans         106,291   28.46     107,602   30.79     102,558   28.38     105,096   25.19     110,849   23.69
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------

      Total loans               373,449  100.00%    349,441  100.00%    361,357  100.00%    417,272  100.00%    467,837  100.00%


  Net deferred loan
   origination costs                429                 181                 123                 197                 128
  Allowance for loan losses      (5,277)             (4,642)             (4,325)             (3,923)             (3,434)

                               --------            --------            --------            --------            --------
      Total loans, net         $368,601            $344,980            $357,155            $413,546            $464,531
                               ========            ========            ========            ========            ========

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2004. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.


                                                              At December 31, 2004
                                 -------------------------------------------------------------------------------
                                                                              Commercial
                                 Residential                   Commercial        and
                                 Real Estate    Home Equity    Real Estate    Industrial    Consumer
                                    Loans          Loans          Loans         Loans        Loans       Totals
                                 -----------    -----------    -----------    ----------    --------     ------
                                                                 (In thousands)

Amounts due:
Within one year                   $ 15,693        $11,176       $ 32,176       $65,481      $ 1,441     $125,967
                                  --------        -------       --------       -------      -------     --------

After one year:
  One to three years                 7,228              -         11,665         4,589        6,955       30,437
  Three to five years               32,538              -         65,997        15,114        3,030      116,679
  Five to ten years                 19,661              -         31,279         9,532          139       60,611
  Ten to twenty years               21,941              -          3,219            10            -       25,170
  Over twenty years                 14,585              -              -             -            -       14,585
                                  --------        -------       --------       -------      -------     --------
Total due after one year            95,953              -        112,160        29,245       10,124      247,482
                                  --------        -------       --------       -------      -------     --------

Total amount due:                  111,646         11,176        144,336        94,726       11,565      373,449
                                  --------        -------       --------       -------      -------     --------

Less:
Net deferred loan origination
 costs                                 374              -              -             -           55          429
Allowance for loan losses             (383)           (38)        (2,361)       (2,314)        (181)      (5,277)
                                  --------        -------       --------       -------      -------     --------

      Loans, net                  $111,637        $11,138       $141,975       $92,412      $11,439     $368,601
                                  ========        =======       ========       =======      =======     ========

      The following table presents, as of December 31, 2004, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2005 and whether such loans have fixed interest rates or adjustable interest rates.


                                  Due After December 31, 2005
                               ---------------------------------
                                Fixed     Adjustable     Total
                                -----     ----------     -----
                                        (In thousands)

Real Estate Loans
  Residential                  $58,840    $ 37,113      $ 95,953
  Commercial real estate         6,085     106,075       112,160
                               -------    --------      --------
  Total real estate loans       64,925     143,188       208,113
                               -------    --------      --------

Other Loans
  Commercial and industrial     23,985       5,260        29,245
  Consumer                      10,124           -        10,124
                               -------    --------      --------
  Total other loans             34,109       5,260        39,369
                               -------    --------      --------

Total loans                    $99,034    $148,448      $247,482
                               =======    ========      ========

      The following table presents our loan originations, purchases, sales and principal payments for the years indicated:


                                                    For the Year Ended December 31,
                                                    --------------------------------
                                                      2004        2003        2002
                                                      ----        ----        ----
                                                             (In thousands)

Loans:
  Balance outstanding at beginning of years         $349,441    $361,357    $417,272

Originations:
  Real estate loans:
    Residential                                        5,435       4,062       6,433
    Home equity                                        6,390       5,694       2,247
    Commercial                                        31,174      58,978      27,746
                                                    --------    --------    --------
      Total mortgage originations                     42,999      68,734      36,426

  Commercial and industrial loans                     50,349      67,558      47,844
  Consumer loans                                       3,516       4,676      13,932
                                                    --------    --------    --------
      Total originations                              96,864     140,968      98,202
  Purchases of one-to-four family mortgage loans      34,996      11,352       6,057
                                                    --------    --------    --------
                                                     131,860     152,320     104,259
                                                    --------    --------    --------


Less:
  Principal repayments, unadvanced funds and
   other, net                                        107,737     163,803     159,577
  Loan charge-offs, net                                  115         433         532
  Transfers to foreclosed real estate                      -           -          65
                                                    --------    --------    --------
      Total deductions                               107,852     164,236     160,174
                                                    --------    --------    --------
  Ending balance                                    $373,449    $349,441    $361,357
                                                    ========    ========    ========

      Residential Mortgage Loans and Originations. Beginning in September, 2001, Westfield Bank began referring its residential real estate borrowers to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company. Westfield Bank receives a fee for each of these loans originated by the third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by the third party mortgage company. In addition, depending on market conditions, Westfield Bank may purchase residential real estate loans from the third party mortgage company. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company. Westfield Bank believes that this program diversifies its loan portfolio and reduces its interest rate risk.

      Even though substantially all residential mortgages are referred to a third party mortgage company, Westfield Bank still holds residential mortgages in its loan portfolio. The mortgages held in portfolio consist primarily of loans originated prior to the commencement of the third party residential mortgage program. As of December 31, 2004, loans on one-to-four family residential properties, including home equity lines, accounted for $122.8 million, or 32.89%, of Westfield Bank's total loan portfolio.

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

      Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payments rise, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with payments for these loans. At December 31, 2004, its residential mortgage and home equity loan portfolio included $63.9 million in adjustable-rate loans or, 52.0% of its total loan portfolio, and $58.9 million in fixed-rate loans, or 48.0% of its total loan portfolio.

      Westfield Bank's home equity lines of credit totaled $11.2 million and comprised 3.0% of its total loan portfolio at December 31, 2004. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2004, Westfield Bank's commercial real estate loan portfolio consisted of 394 loans, totaling $144.3 million, or 38.6% of total loans. Since 2000, commercial real estate loans have grown by $51.5 million, or 55.5%, from $92.8 million at December 31, 2000 to $144.3 million at December 31, 2004.

      Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Westfield Bank's normal lending area. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and generally requires a minimum debt coverage ratio of 1.20 times. Its largest commercial real estate loan relationship had an outstanding balance of $6.3 million at December 31, 2004 which was secured by two commercial investment properties located in Massachusetts and one property in Connecticut. The loans of this borrower have performed to contractual terms.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $3.6 million in commercial construction loans and commitments at December 31, 2004.

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

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2004, Westfield Bank's commercial and industrial loan portfolio consisted of 765 loans, totaling $94.7 million or 25.4% of its total loans. Since 2000, commercial and industrial loans have grown $57.2 million, or 153.0%, from $37.5 at December 31, 2000 to $94.7 million at December 31, 2004. Westfield Bank's commercial loan team includes six commercial loan officers, one business development manager, and four credit analysts. Westfield Bank may hire additional commercial loan officers on an as needed basis.

      As part of Westfield Bank's strategy of increasing its emphasis on commercial lending, Westfield Bank seeks to attract its business customers' entire banking relationship. Most commercial borrowers also maintain a commercial deposit at Westfield Bank. Westfield Bank provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services. Commercial loan officers are based in its main and branch offices, and Westfield Bank views its potential branch expansion as a means of facilitating these commercial relationships. Westfield Bank intends to continue to expand the volume of its commercial business products and services within its current underwriting standards.

      Westfield Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for testing laboratories, which comprise approximately 3.4 % of the total loan portfolio as of December 31, 2004.
At December 31, 2004, Westfield Bank's largest commercial and industrial loan relationship was $11.6 million to a company engaged in the wholesale distribution of beer and wine products in western Massachusetts. The loans of this borrower have performed to contractual terms.

      Commercial and industrial loans generally have terms of five years or less, however on an occasional basis, may have terms of up to ten years. Although Westfield Bank does originate fixed-rate commercial loans, substantially all of its commercial loans have variable interest rates tied to the prime rate. Whenever possible, Westfield Bank also collateralizes these commercial and industrial loans with a lien on commercial real estate. Alternatively, Westfield Bank may collateralize these loans with a lien on business assets and equipment. In some cases, both types of liens are required. Westfield Bank also generally requires the personal guarantee of the business owner. Interest rates on commercial loans generally have higher yields than residential or commercial real estate loans.

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

      Westfield Bank offers a variety of consumer loans to retail customers in the communities it serves. Examples of its consumer loans include:

      *     automobile loans;

      *     secured passbook loans;

      * credit lines tied to deposit accounts to provide overdraft protection; and

      *     unsecured personal loans.

      At December 31, 2004, the consumer loan portfolio totaled $11.6 million or 3.1% of total loans. Westfield Bank's consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Indirect automobile loans currently represent the largest portion of its consumer loan portfolio, totaling $5.9 million, or 1.6% of its total loan portfolio and 50.9% of its consumer loan portfolio, at December 31, 2004. Management curtailed its indirect lending beginning in fiscal year 2000 and in fourth quarter of 2003 the Bank ceased writing new loans under this program.

      When the indirect lending program was in operation, Westfield Bank maintained contractual relationships with approximately 40 new and used car dealers located throughout western Massachusetts and northern Connecticut. Westfield Bank had maintained a contractual arrangement and outsourced a portion of the origination function and all of the servicing function to a nationally recognized service provider. As of the fourth quarter of 2003, the Bank no longer originates indirect loans and in the first quarter of 2004, transferred servicing of the indirect loans from the service provider to Westfield Bank. The collection and liquidation functions had been, and continue to be, handled in-house by Westfield Bank personnel.

      Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Repossessed collateral relating to consumer loans at December 31, 2004 approximated $18,000. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

      Asset Quality. One of Westfield Bank's key operating objectives has been and continues to be the achievement of a high level of asset quality. Westfield Bank maintains a large proportion of loans secured by residential and commercial properties, sets sound credit standards for new loan originations and follows careful loan administration procedures. Westfield Bank also utilizes the services of an outside consultant to conduct on-site credit quality reviews of Westfield Bank's commercial and industrial loan portfolio on an annual basis. These practices and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios and, in recent years, a low level of nonaccrual loans.

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

      The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2004, 2003, and 2002, Westfield Bank had $2.2 million, $1.8 million, and $2.4 million, respectively, of non-accrual loans. If all non-accrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $176,000, $134,000 and $146,000 for the years ended December 31, 2004,
2003, and 2002, respectively.


                                                               At December 31,
                                              --------------------------------------------------
                                               2004       2003       2002       2001       2000
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)

Non-accrual real estate loans:
  Residential                                 $  631     $  995     $1,323     $1,866     $1,180
  Home equity                                      -         32         30         14        113
  Commercial real estate                       1,341        342        374        536        247
                                              ------     ------     ------     ------     ------
Total non-accrual real estate loans            1,972      1,369      1,727      2,416      1,540

Other loans:
  Commercial and industrial                      170        289        530        183        392
  Consumer                                        29        110        126         85        376
                                              ------     ------     ------     ------     ------
Total non-accrual consumer and other loans    $  199     $  399     $  656     $  268     $  768
                                              ======     ======     ======     ======     ======
Total nonperforming loans                     $2,171     $1,768     $2,383     $2,684     $2,308
Foreclosed real estate, net                        -          -          -        176          -
                                              ------     ------     ------     ------     ------
Total nonperforming assets                    $2,171     $1,768     $2,383     $2,860     $2,308
                                              ======     ======     ======     ======     ======
Nonperforming loans to total loans              0.58%      0.51%      0.66%      0.64%      0.49%
Nonperforming assets to total assets            0.27       0.22       0.29       0.37       0.33

      Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios at or for the dates indicated.


                                                     At or for Years Ended December 31,
                                        ------------------------------------------------------------
                                          2004         2003         2002         2001         2000
                                          ----         ----         ----         ----         ----
                                                           (Dollars in thousands)

Balance at beginning of years           $  4,642     $  4,325     $  3,923     $  3,434     $  3,118

Charge-offs:
  Residential                                  -           (3)         (36)         (16)         (12)
  Commercial real estate                       -            -          (29)         (17)         (20)
  Home equity loans                            -          (31)           -            -            -
  Commercial and industrial                  (14)        (124)        (241)         (26)         (42)
  Consumer                                  (390)        (567)        (622)      (1,784)        (985)
                                        --------     --------     --------     --------     --------
      Total charge-offs                     (404)        (725)        (928)      (1,843)      (1,059)
                                        --------     --------     --------     --------     --------

Recoveries:
  Residential                                  -           10           17            -            -
  Commercial real estate                       -            -            -            -            -
  Home equity loans                            4            3            -            -            -
  Commercial and industrial                   65           73           16           14            8
  Consumer                                   220          206          363          688          278
                                        --------     --------     --------     --------     --------
      Total recoveries                       289          292          396          702          286
                                        --------     --------     --------     --------     --------

Net charge-offs                             (115)        (433)        (532)      (1,141)        (773)

Provision for loan losses                    750          750          934        1,630        1,089
                                        --------     --------     --------     --------     --------

Balance at end of years                 $  5,277     $  4,642     $  4,325     $  3,923     $  3,434
                                        ========     ========     ========     ========     ========

Total loans receivable(1)               $373,449     $349,441     $361,357     $417,272     $467,837
                                        ========     ========     ========     ========     ========

Average loans outstanding               $366,677     $354,134     $398,555     $443,652     $464,917
                                        ========     ========     ========     ========     ========

  Allowance for loan losses as a
   percent of total loans receivable        1.41%        1.33%        1.20%        0.94%        0.73%

  Net loans charged off as a percent
   of average loans outstanding             0.03%        0.12%        0.13%        0.26%        0.17%

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

      The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter Westfield Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The formula allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect key lending areas of the company, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperformance loans, delinquency and loan losses, and specific industry connections within the portfolio segments that may impact the collectibility of the loan portfolio. Loss factors are described as follows:

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

      In addition, management employs an independent third party to perform an annual review of all of Westfield Bank's commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal or greater than $600,000. The third party also reviews all commercial investment real estate loans in excess of $1 million, watch list loans with aggregate balances greater than $100,000, and all 30 day or longer past due commercial loans with balances in excess of $50,000.

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

      Westfield Bank's allowance methodology has been applied on a consistent basis. Based on this methodology, Westfield Bank believes that it has established and maintained the allowance for loan losses at adequate levels. Future adjustments to the allowance for loan losses, however, may be necessary if economic, real estate and other conditions differ substantially from the current operating environment resulting in estimated and actual losses differing substantially. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses.

      A summary of the components of the allowance for loan losses is as follows:


                              December 31, 2004                December 31, 2003                December 31, 2002
                        -----------------------------    -----------------------------    -----------------------------
                        Specific    Formula     Total    Specific    Formula     Total    Specific    Formula     Total
                        --------    -------     -----    --------    -------     -----    --------    -------     -----
                                                                 (In Thousands)

Real estate mortgage
  Residential             $  -      $  421     $  421       $ -      $  517     $  517       $ -      $  713     $  713
  Commercial               264       2,097      2,361        17       1,994      2,011        17       1,618      1,635

Commercial and
  Industrial               236       2,078      2,314        53       1,660      1,713        53       1,408      1,461

Consumer                     -         181        181         -         401        401         -         516        516
                          ----      ------     ------       ---      ------     ------       ---      ------     ------
Total                     $500      $4,777     $5,277       $70      $4,572     $4,642       $70      $4,255     $4,325
t                          ====      ======     ======       ===      ======     ======       ===      ======     ======


                              December 31, 2001                December 31, 2002
                        -----------------------------    -----------------------------
                        Specific    Formula     Total    Specific    Formula     Total
                        --------    -------     -----    --------    -------     -----

Real estate mortgage
  Residential             $  -      $  839     $  839       $ -      $  859     $  859
  Commercial                32       1,435      1,467        49       1,187      1,236

Commercial and
  Industrial                53         946        999        28         551        579

Consumer                    -          618        618         -         760        760
                          ----      ------     ------       ---      ------     ------
Total                    $ 85       $3,838     $3,923       $77      $3,357     $3,434
                          ====      ======     ======       ===      ======     ======

      In addition, the OTS, as an integral part of its examination process, periodically reviews Westfield Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require Westfield Bank to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting Westfield Bank's results of operations.

      For the year ended December 31, 2004, Westfield Bank provided $750,000 to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2004.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.


                                                                     At December 31,
                          ------------------------------------------------------------------------------------------------------
                                        2004                               2003                               2002
                          --------------------------------   --------------------------------   --------------------------------
                                                Percent of                         Percent of                         Percent of
                                      Loan       Loans in                Loan       Loans in                Loan       Loans in
                           Amount   Balances       Each       Amount   Balances       Each       Amount   Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to   of Loan      by      Category to
Loan Category               Loss    Category   Total Loans     Loss    Category   Total Loans     Loss    Category   Total Loans
-------------             -------   --------   -----------   -------   --------   -----------   -------   --------   -----------
                                                                  (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  421    $122,822      32.89%     $  517    $110,547      31.64%     $  713    $157,896      43.70%
  Commercial               2,361     144,336      38.65       2,011     131,292      37.57       1,635     100,903      27.92
Commercial loans           2,314      94,726      25.36       1,713      85,292      24.41       1,461      61,494      17.01
Consumer loans               181      11,565       3.10         401      22,310       6.38         516      41,064      11.37
                          ------    --------     ------      ------    --------     ------      ------    --------     ------
      Total allowance
       for loan losses    $5,277    $373,449     100.00%     $4,642    $349,441     100.00%     $4,325    $361,357     100.00%
                          ======    ========     ======      ======    ========     ======      ======    ========     ======


                                                    At December 31,
                          -------------------------------------------------------------------
                                        2001                               2000
                          --------------------------------   --------------------------------
                                                Percent of                         Percent of
                                      Loan       Loans in                Loan       Loans in
                           Amount   Balances       Each       Amount   Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to
Loan Category               Loss    Category   Total Loans     Loss    Category   Total Loans
-------------             -------   --------   -----------   -------   --------   -----------
                                                 (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  839    $212,751      50.98%     $  859    $264,162      56.47%
  Commercial               1,467      99,425      23.83       1,236      92,826      19.84
Commercial loans             999      47,012      11.27         579      37,510      8.02
Consumer loans(2)            618      58,084      13.92         760      73,339      15.67
                          ------    --------     ------      ------    --------     ------
      Total allowance
       for loan losses    $3,923    $417,272     100.00%     $3,434    $467,837     100.00%
                          ======    ========     ======      ======    ========     ======

--------------------
<F1>  Includes home equity loans.

      Investment Activities. The Board of Directors reviews and approves Westfield Bank's investment policy on an annual basis. The President and Treasurer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

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

      Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks and corporate debt instruments.

      Securities Portfolio. Westfield Financial classifies securities as held to maturity or available for sale at the date of purchase. Westfield Financial does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2004, held to maturity securities totaled $246.6 million, or 73.6% of the total securities portfolio, and available for sale investments totaled $88.3 million, or 26.4% of Westfield Financial's total securities portfolio. Westfield Financial classifies U.S. Government securities and U.S. Government Agency securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Financial also invests in adjustable rate securities with maturities of up to 15 years. Westfield Financial's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard and Poor's, or Fitch. These securities generally have maturities between 7 and 20 years, however, many have earlier call dates. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

      The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.


                                                             At December 31,
                                 -----------------------------------------------------------------------
                                          2004                     2003                     2002
                                 ---------------------    ---------------------    ---------------------
                                 Amortized     Market     Amortized     Market     Amortized     Market
                                   Cost        Value        Cost        Value        Cost        Value
                                 ---------     ------     ---------     ------     ---------     ------
                                                              (In thousands)

Securities:
  Federal agency obligations     $ 45,151     $ 45,061    $ 49,737     $ 50,296    $ 70,525     $ 71,376
  Municipal bonds                  29,147       29,597      21,687       22,041          --           --
  Corporate debt securities         4,909        4,978       8,735        9,017      26,764       27,314
                                 --------     --------    --------     --------    --------     --------
Total securities                   79,207       79,636      80,159       81,354      97,289       98,690
                                 --------     --------    --------     --------    --------     --------

Mortgage-backed and mortgage-
 related securities:
  Fannie Mae                      153,271      152,292     163,435      163,557      99,231      100,944
  Freddie Mac                      62,614       62,501      69,362       69,275      88,918       90,302
  Ginnie Mae                       29,811       29,718      29,437       29,446      39,682       40,323
  Collateralized mortgage
   obligations                      2,848        2,856       5,413        5,410      20,153       20,396
                                 --------     --------    --------     --------    --------     --------
Total mortgage-backed and
 mortgage-related securities      248,544      247,367     267,647      267,688     247,984      251,965
                                 --------     --------    --------     --------    --------     --------

Marketable equity securities        7,301        6,986      14,594       15,455      28,432       27,734
                                 --------     --------    --------     --------    --------     --------
Total securities                 $335,052     $333,989    $362,400     $364,497    $373,705     $378,389
                                 ========     ========    ========     ========    ========     ========

      Mortgage-Backed Securities and Mortgage-Related Securities. The following table sets forth the amortized cost and fair value of Westfield Bank's mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity at the dates indicated.


                                                                         At December 31,
                               ---------------------------------------------------------------------------------------------------
                                             2004                             2003                             2002
                               -------------------------------   -------------------------------   -------------------------------
                               Amortized   Percent of   Market   Amortized   Percent of   Market   Amortized   Percent of   Market
                                  Cost       Total       Value      Cost       Total       Value      Cost       Total       Value
                               ---------   ----------   ------   ---------   ----------   ------   ---------   ----------   ------
                                                                      (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities available
 for sale:

  Fannie Mae                    $ 32,676     13.15%    $ 32,713   $ 31,627     11.82%    $ 31,872   $ 22,182      8.95%    $ 22,879
  Freddie Mac                     22,842      9.19       22,838     18,611      6.95       18,586     29,930     12.07       30,481
  Ginnie Mae                      15,036      6.05       15,069     20,854      7.79       20,857     25,762     10.39       26,200
  Collateralized mortgage
   obligations                     2,688      1.08        2,696      4,872      1.82        4,862     10,771      4.34       10,908
                                --------    ------     --------   --------    ------     --------   --------    ------     --------
Total mortgage-backed and
 mortgage related securities
 available for sale               73,242     29.47       73,316     75,964     28.38       76,177     88,645     35.75       90,468
                                --------    ------     --------   --------    ------     --------   --------    ------     --------

Mortgage-backed and mortgage
 related securities held
 to maturity:

  Fannie Mae                     120,595     48.52      119,579    131,808     49.25      131,685     77,049     31.07       78,065
  Freddie Mac                     39,772     16.00       39,663     50,751     18.96       50,689     58,988     23.79       59,821
  Ginnie Mae                      14,775      5.95       14,649      8,583      3.21        8,589     13,920      5.61       14,123
  Collateralized mortgage
   obligations                       160      0.06          160        541      0.20          548      9,382      3.78        9,488
                                --------    ------     --------   --------    ------     --------   --------    ------     --------
Total mortgage-backed and
 mortgage related securities
 held to maturity                175,302     70.53      174,051    191,683     71.62      191,511    159,339     64.25      161,497
                                --------    ------     --------   --------    ------     --------   --------    ------     --------
Total mortgage-backed and
 mortgage related securities    $248,544    100.00%    $247,367   $267,647    100.00%    $267,688   $247,984    100.00%    $251,965
                                ========    ======     ========   ========    ======     ========   ========    ======     ========

      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2004 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.


                                          More than One Year   More than Five Years
                      One Year or Less    Through Five Years   Through Ten Years    More than Ten Years        Total Securities
                     -------------------  -------------------  -------------------- -------------------  ---------------------------
                                Weighted             Weighted             Weighted             Weighted                    Weighted
                     Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Market  Average
                        Cost     Yield       Cost     Yield       Cost     Yield      Cost      Yield       Cost    Value    Yield
                     ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  ------ --------
                                                                 (Dollars in thousands)

Securities available
 for sale:
Federal agency
 securities           $   --        --%    $    --       --%    $ 6,043     4.78%   $    948     1.97%   $  6,991  $  7,050   4.40%
Corporate debt
 securities               --        --          --       --          --       --         918     2.38         918       932   2.38
                      ------               -------              -------             --------             --------  --------
  Total securities        --        --          --       --       6,043     4.78       1,866     2.17       7,909     7,982   4.16
                      ------               -------              -------             --------             --------  --------

Mortgage-backed
 securities available
 for sale:
Ginnie Mae                --        --          --       --          --       --      15,036     3.29      15,036    15,069   3.29
Fannie Mae                --        --          --       --       4,671     4.63      28,005     3.91      32,676    32,713   4.01
Freddie Mac               --        --          --       --       4,548     4.34      18,294     3.44      22,842    22,838   3.62
Collateralized
 mortgage
 obligations              --        --          --       --          --       --       2,688     6.04       2,688     2,696   6.05
                      ------               -------              -------             --------             --------  --------
  Total mortgage-backed
   securities             --        --          --       --       9,219     4.49      64,023     3.72      73,242    73,316   3.82
                      ------               -------              -------             --------             --------  --------

Total                 $   --        --     $    --       --     $15,262     4.60    $ 65,889     3.68    $ 81,151  $ 81,298   3.85
                      ======               =======              =======             ========             ========  ========

Securities held to
 maturity:
Federal agency
 securities           $   --        --     $18,179     2.97     $ 9,981     4.92    $ 10,000     5.94    $ 38,160  $ 38,011   4.26
Municipal bonds           --        --          --       --       7,408     3.59      21,739     4.31      29,147    29,597   4.13
Corporate debt
 securities            3,991      7.19          --       --          --       --          --       --       3,991     4,046   7.20
                      ------               -------              -------             --------             --------  --------
  Total investment
   securities          3,991      7.19      18,179     2.97      17,389     4.35      31,739     4.82      71,298    71,654   4.37
                      ------               -------              -------             --------             --------  --------

Mortgage-backed
 securities held
 to maturity:
Ginnie Mae                 2      8.00         260     5.44         921     5.22      13,592     3.49      14,775    14,649   3.63
Fannie Mae                --        --       3,134     3.84      21,098     3.84      96,363     4.32     120,595   119,579   4.22
Freddie Mac               --        --       1,116     4.30       5,403     3.31      33,253     4.12      39,772    39,663   4.01
Collateralized
 mortgage
 obligations              --        --          --       --          --       --         160     6.07         160       160   6.07
                      ------               -------              -------             --------             --------  --------
  Total mortgage-
   backed securities       2      8.00       4,510     4.05      27,422     3.78     143,368     4.20     175,302   174,051   4.12
                      ------               -------              -------             --------             --------  --------
Total                 $3,993      7.45%    $22,689     3.18%    $44,811     4.00%   $175,107     4.31%   $246,600  $245,705   4.19%
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

      Deposits. Westfield Bank offers a variety of deposit accounts having a range of interest rates and terms. Westfield Bank currently offers regular savings deposits (consisting of passbook and statement savings accounts), NOW accounts, noninterest-bearing demand accounts, money market accounts and time deposits. Westfield Bank has expanded the types of deposit products that it offers to include jumbo certificates of deposit, tiered money market accounts and customer repurchase agreements to compliment its increased emphasis on attracting commercial banking relationships.

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

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 48.9% of total deposits on December 31, 2004 and 47.2% on December 31, 2003. The strategic plan calls for a greater reliance on core deposits and a decreased reliance on time deposits. At December 31, 2004 and December 31, 2003, time deposits with remaining terms to maturity of less than one year amounted to $184.5 million and $234.7 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2004, 2003 and 2002.

      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.


                                                                            At December 31,
                                   ------------------------------------------------------------------------------------------------
                                                2004                             2003                             2002
                                   ------------------------------   ------------------------------   ------------------------------
                                                         Weighted                         Weighted                         Weighted
                                                         Average                          Average                          Average
                                    Amount     Percent    Rates      Amount     Percent    Rates      Amount     Percent    Rates
                                    ------     -------   --------    ------     -------   --------    ------     -------   --------
                                                                        (Dollars in thousands)

Demand deposits                    $ 48,305      7.88%     0.00%    $ 54,620      8.64%     0.00%    $ 54,736      8.34%     0.00%
NOW accounts                         57,050      9.31      0.51       42,465      6.71      0.54       41,907      6.39      1.07
Regular accounts                     44,882      7.33      0.50       46,331      7.33      0.50       44,876      6.84      1.05
Money market accounts               149,288     24.37      0.93      154,825     24.48      0.98      139,543     21.27      1.49
                                   --------    ------               --------    ------               --------    ------
      Total non-certificated
       accounts                     299,525     48.89      0.64      298,241     47.16      0.81      281,062     42.84      1.32
                                   --------    ------               --------    ------               --------    ------

Time certificates of deposit
  Due within 1 year                 184,500     30.12      2.14      234,694     37.11      2.35      265,760     40.51      3.33
  Over 1 year through 3 years       103,856     16.95      2.88       90,934     14.38      3.13       98,418     15.00      3.91
  Over 3 years                       24,740      4.04      3.71        8,562      1.35      3.24       10,825      1.65      4.28
                                   --------    ------               --------    ------               --------    ------
      Total certificated accounts   313,096     51.11      2.51      334,190     52.84      2.58      375,003     57.16      3.51
                                   --------    ------               --------    ------               --------    ------

Total                              $612,621    100.00%     1.59%    $632,431    100.00%     1.75%    $656,065    100.00%     2.57%
                                   ========    ======               ========    ======               ========    ======

      C.D. Maturities. At December 31, 2004, Westfield Bank had $63.9 million in time certificates of deposit with balances of $100,000 and over maturing as follows:


                                                                   Weighted
                                                                   Average
           Maturity Period                       Amount              Rate
-------------------------------------    ----------------------    --------
                                         (Dollars in thousands)

Three months or less                             $13,839             1.98%
Over three months through six months               5,237             2.37
Over six months through twelve months             13,755             2.60
Over twelve months                                31,097             3.22
                                                 -------
      Total                                      $63,928             2.75%
                                                 =======

      C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.


                                                At December 31, 2004
                   -------------------------------------------------------------------------------
                                                 Period to Maturity
                   -------------------------------------------------------------------------------
                   Less than    One to Two       Two to       More than                 Percent of
                   One Year        Years      Three Years    Three Years      Total        Total
                   ---------    ----------    -----------    -----------      -----     ----------
                                              (Dollars in thousands)

2.00% and under    $114,290      $ 4,108        $     -        $     -      $118,398        38%
2.01% to 3.00%       42,693       55,098         13,145              1       110,937        35
3.01% to 4.00%       13,149       11,752         11,284         15,967        52,152        17
4.01% to 5.00%       14,368        8,469              -          8,772        31,609        10
                   ========      =======        =======        ======       ========       ===
      Total        $184,500      $79,427        $24,429        $24,740      $313,096       100%
                   ========      =======        =======        ======       ========       ===

      Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank of Boston are available as an additional source of funds to finance Westfield Bank's lending and investing activities. Westfield Bank traditionally has not relied upon borrowings from the Federal Home Loan Bank. However, Westfield Bank borrowed $25.0 million in 2004 and $5.0 million in 2003 from the Federal Home Loan Bank to take advantage of the low interest rate environment.

      Westfield Bank offers repurchase agreements to commercial customers and higher balance retail customers. These agreements are direct obligations of Westfield Bank to repay at maturity or on demand the purchase price of an undivided interest in a U.S. Government or agency security owned by Westfield Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2004, such repurchase agreement borrowings totaled $14.6 million.

Personnel

      As of December 31, 2004, Westfield Bank had 129 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

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

      Corporate Alternative Minimum Tax. The alternative minimum tax ("AMT") rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the AMT functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation's alternative minimum taxable income ("AMTI") is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The AMT rate is 20%. Such preference items include adjustments for tax exempt interest, inside build-up of life insurance policies and accelerated depreciation deductions. During the past five years, Westfield Financial has not been the subject of the AMT and therefore has no AMT net operating losses or credit to utilize.

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

      Massachusetts legislation was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, Westfield Financial ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation was retroactive to 1999. Westfield Financial's 2003 results include a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

                                 REGULATION

General

      Westfield Bank is a federal savings bank subject to regulation, examination, and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. Westfield Bank is a member of the Bank Insurance Fund ("BIF"), and its deposit accounts are insured up to applicable limits by the FDIC. All of the deposit premiums paid by Westfield Bank to the FDIC for deposit insurance are currently paid to the BIF. Westfield Bank is also a member of the Federal Home Loan Bank ("FHLB") of Boston, which is one of the twelve regional FHLBs. Westfield Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess Westfield Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a savings and loan holding company, we must file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws.

      The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, SEC or the United States Congress, could have a material adverse impact on us, Westfield Bank, and our operations and stockholders.

      On July 23, 2004, Westfield Bank converted to its federal charter from a Massachusetts state banking charter. At this time, Westfield Mutual Holding Company also converted its charter to that of a federal mutual holding company. Westfield Financial became a savings and loan holding company, rather than a bank holding company, and its federal regulator became the OTS rather than the Board of Governors of the Federal Reserve Board (the "FRB").

      The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation Of Federal Savings Associations

      Business Activities. Westfield Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended ("HOLA"), and OTS regulations. Under these laws and regulations, Westfield Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Westfield Bank may also establish service corporations that may engage in activities not otherwise permissible for Westfield Bank, including certain real estate equity investments and securities and insurance brokerage. Westfield Bank's authority to invest in certain types of loans or other investments is limited by federal law.

      Loans to One Borrower. Westfield Bank is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, Westfield Bank's total loans or extensions of credit to a single borrower cannot exceed 15% of Westfield Bank's unimpaired capital and surplus, which does not include accumulated other comprehensive income. Westfield Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. Westfield Bank currently complies with applicable loans-to-one borrower limitations.

      QTL Test. The HOLA requires that Westfield Bank, as a savings association, to comply with the qualified thrift lender ("QTL") test.
Under the QTL test, Westfield Bank is required to maintain at least 65% of its portfolio assets in certain "qualified thrift investments" for at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, Westfield Bank's total assets less the sum of:

      *     specified liquid assets up to 20% of total assets;

      *     goodwill and other intangible assets; and

      * the value of property used to conduct Westfield Bank's business.

      Westfield Bank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the "Code"). Westfield Bank met the QTL test at December 31, 2004 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If Westfield Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a national charter.

      Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0.0% for cash and obligations issued by the United States Government or its agencies to 100.0% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

      Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45.0% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

      At December 31, 2004, Westfield Bank met each of its capital requirements, in each case on a fully phased-in basis.

      Capital Distributions. The OTS imposes various restrictions or requirements on Westfield Bank's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. Westfield Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Westfield Bank's net income for that year plus Westfield Bank's retained net income for the previous two years.

      The OTS may disapprove of a notice of application if:

      * Westfield Bank would be undercapitalized following the distribution;

      * the proposed capital distribution raises safety and soundness concerns;

      * the capital distribution would violate a prohibition contained in any statute, regulation, or agreement; or

      * our ability to pay dividends, service our debt obligations, and repurchase our common stock is dependent upon receipt of dividend payments from Westfield Bank.

      Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state; and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under HOLA. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

      Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to publicly disclose their CRA ratings. Westfield Bank received a "Satisfactory" CRA rating in its most recent examination.

      The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices.

      Transactions with Related Parties. Westfield Bank's authority to engage in transactions with its affiliates is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms that are as favorable to Westfield Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Westfield Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Westfield Bank. In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities not permissible for bank holding companies and from purchasing the securities of any affiliate (other than a subsidiary).

      Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of
Regulation W, became subject to Regulation W on July 1, 2003.   All other
covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

      Westfield Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Westfield Bank capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Westfield Bank's Board of Directors.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Westfield Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

      Enforcement. The OTS has primary enforcement responsibility over savings associations, including Westfield Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

      Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are either secured by real estate or made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

      Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

      *     well-capitalized;

      *     adequately capitalized;

      *     undercapitalized; or

      *     critically undercapitalized.

      At December 31, 2004, Westfield Bank met the criteria for being considered well-capitalized. When appropriate, the OTS can require corrective action by a savings association holding company under the prompt corrective action provision of federal law.

      Insurance of Deposit Accounts. Westfield Bank is a member of the BIF, and Westfield Bank pays its deposit insurance assessments to the BIF, as prior to July 23, 2004, Westfield Bank was a Massachusetts-chartered bank. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund, which ordinarily insures the deposits of federal savings association and state-chartered savings banks.

      Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

      In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0168% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the BIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

      Federal Home Loan Bank System. Westfield Bank is a member of the FHLB of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member's advances, collateral pledge and security agreement with the FHLB of Boston. Westfield Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to 0.12% of the total assets of Westfield Bank. Westfield Bank is also required to own activity based stock, which is based on 4.45% of Westfield Bank's outstanding advances. These percentages are subject to change by the FHLB. Westfield Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2004 of $4.2 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

      Under the Gramm-Leach-Bliley Act (the "GLB Act"), membership in the FHLB is now voluntary for all federally-chartered savings associations, such as Westfield Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six-months notice) and Class B (redeemable on five-years notice).

      Federal Reserve System. Westfield Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve ratio of 10.0%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. Westfield Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Westfield Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

      Privacy Regulations. Pursuant to the GLB Act, the OTS has published final regulations implementing the privacy protection provisions of the GLB Act. The new regulations generally require that Westfield Bank disclose its privacy policy, including identifying with whom it shares a customer's "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, Westfield Bank is required to provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Westfield Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

      The USA PATRIOT Act. Westfield Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.
Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      * Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

      * Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through those accounts.

      * Section 318, which became effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounted provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Holding Company Regulation

      Westfield Financial and Westfield Mutual Holding Company are savings and loan holding companies regulated by the Office of Thrift Supervision. As such, Westfield Financial and Westfield Mutual Holding Company are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Westfield Financial and Westfield Mutual Holding Company and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

      Restrictions Applicable to Westfield Financial. Because Westfield Financial was acquired after May 4, 1999, under the GLB Act it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are "grandfathered" under the GLB Act and generally have no restrictions on their business activities. Westfield Financial's activities, however, will be restricted to:

      * furnishing or performing management services for a savings institution subsidiary of such holding company;

      *     conducting an insurance agency or escrow business;

      * holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

      * holding or managing properties used or occupied by a savings institution subsidiary of such company;

      *     acting as trustee under a deed of trust;

      * any other activity (i) that the FRB, by regulation, has determined to be permissible for bank holding companies under
            Section 4(c) of the Bank Holding Company Act of 1956 (the "BHC Act"), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

      * purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

      *     any activity permissible for financial holding companies under section 4(k) of the BHC Act.

      Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHC Act include:

      * lending, exchanging, transferring, investing for others, or safeguarding money or securities;

      * insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

      *     financial, investment, or economic advisory services;

      * issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

      *     underwriting, dealing in, or making a market in securities;

      * activities previously determined by the FRB to be closely related to banking;

      * activities that bank holding companies are permitted to engage in outside of the U.S.; and

      *     portfolio investments made by an insurance company.

      In addition, Westfield Financial cannot be acquired or acquire a company unless the acquirer is engaged solely in financial activities.

      Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company may engage only in the following activities:

      *     investing in the stock of a savings institution;

      * acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

      * merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

      * investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

      * the permissible activities described above for non-grandfathered savings and loan holding companies.

      If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

      Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including Westfield Financial and Westfield Mutual Holding Company, directly or indirectly, from acquiring:

      * control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

      * through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

      * control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

      A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

      * in the case of certain emergency acquisitions approved by the FDIC;

      * if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

      * if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

      If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the Office of Thrift Supervision, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify.

      Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. [SECTION] 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

      Federal Securities Laws. Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

      The Sarbanes-Oxley Act. As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      * a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

      * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      * an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

      * the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      * the requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not;

      * expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      * a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      * disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

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

      Quotation on AMEX. Our common stock is quoted on the American Stock Exchange ("AMEX"). In order to maintain such quotation, we are subject to certain corporate governance requirements, including:

      * a majority of our board must be composed of independent directors;

      * we are required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both AMEX rules as set forth in its Company Guide and by Exchange Act regulations;

      * our nominating committee and compensation committee must also be composed entirely of independent directors; and

      * each of our audit committee and nominating committee must have a publicly available written charter.

ITEM 2.  PROPERTIES

Properties

      Westfield Bank currently conducts its business through its ten banking offices and four off-site ATMs. As of December 31, 2004, the properties and leasehold improvements owned by us had an aggregate net book value of $11.5 million.


                                                         Year of Lease
                                                           or License
      Location            Ownership       Year Opened      Expiration
----------------------------------------------------------------------

Main Office:

141 Elm St.
Westfield, MA           Owned                 1964         N/A

Branch Offices:
206 Park St.
W. Springfield, MA      Owned                 1957         N/A

655 Main St.
Agawam, MA              Owned                 1968         N/A

26 Arnold St.
Westfield, MA           Owned                 1976         N/A

300 Southampton Rd.
Westfield, MA           Owned                 1987         N/A

462 College Highway
Southwick, MA           Owned                 1990         N/A

382 N. Main St.
E. Longmeadow, MA       Leased                1997       2007(1)

1341 Main St.
Springfield, MA         Leased                1999       2009(2)

1642 Northampton St.
Holyoke, MA             Owned                 2001         N/A

1342 Liberty St.
Springfield, MA         Owned                 2001         N/A

ATMs:

337 N. Westfield St.
Feeding Hills, MA       Leased                1988       2013

830 Suffield St.
Agawam, MA              Tenant at will        1997         N/A

516 Carew St.
Springfield, MA         Tenant at will        2002         N/A

1000 State St.
Springfield, MA         Tenant at will        2003         N/A

--------------------
<F1>  Does not include one additional five-year option.
<F2>  Does not include two additional five-year options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Our common stock is listed on The American Stock Exchange under the symbol "WFD." Westfield Mutual Holding Company owns 5,607,400 shares, or 53% of our outstanding common stock. At December 31, 2004, there were 9,954,512 shares of common stock issued and outstanding, and there were approximately 1,384 holders of record.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange.


                                                  Price Range      Dividends
                                               ----------------    ---------
For the Year Ended December 31, 2004            High       Low
                                                ----       ---

Fourth Quarter ended December 31, 2004         $26.00    $23.50      $0.10
Third Quarter ended September 30, 2004          23.60     19.76       0.10
Second Quarter ended June 30, 2004              24.87     19.45       0.05
First Quarter ended March 31, 2004              25.07     23.15       0.05


                                                  Price Range      Dividends
                                               ----------------    ---------
For the Year Ended December 31, 2003            High       Low
                                                ----       ---

Fourth Quarter ended December 31, 2003         $24.80    $22.70      $0.05
Third Quarter ended September 30, 2003          22.32     18.60       0.05
Second Quarter ended June 30, 2003              18.90     15.47       0.05
First Quarter ended March 31, 2003              15.90     15.15       0.05

      A quarterly cash dividend of $0.05 per share was declared on January 27, and April 26, and $0.10 per share was declared on July 27 and October 26, 2004 by the Board of Directors. The continued payment of dividends also depend upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or that, if paid, that we will not reduce or eliminate dividends in the future.

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


                                                          At December 31,
                                      --------------------------------------------------------
                                        2004        2003        2002        2001        2000
                                        ----        ----        ----        ----        ----
                                                           (In thousands)

Selected Financial Condition Data:
Total assets                          $796,903    $795,216    $812,980    $782,732    $694,791
Loans, net(1)                          368,601     344,980     357,155     413,546     464,531
Securities available for sale           14,968       25,806     79,842      74,184      75,709
Securities held to maturity             71,298       69,927     45,960      45,614      39,461
Mortgage backed securities
 available for sale                     73,316       76,177     90,468      87,150      52,580
Mortgage backed securities
 held to maturity                      175,302     191,683     159,339      81,007       6,806
Deposits                               612,621     632,431     656,065     637,109     601,896
Customer repurchase agreements          14,615      12,135       8,724       6,061       7,686
Federal Home Loan Bank advances         45,000      20,000      15,000           -           -
Total equity                           118,051     124,804     126,699     131,317      77,755
Allowance for loan losses                5,277       4,642       4,325       3,923       3,434
Nonperforming loans                      2,171       1,768       2,383       2,684       2,308


                                                        For the Years Ended
                                                          December 31,
                                      --------------------------------------------------------
                                        2004        2003        2002        2001        2000
                                        ----        ----        ----        ----        ----
                                               (In thousands, except per share data)

Selected Operating Data:
Interest and dividend income          $34,428     $35,635     $43,013     $47,543     $46,718
Interest expense                       10,913      13,858      18,775      25,002      24,535
                                      -------     -------     -------     -------     -------
Net interest and dividend income       23,515      21,777      24,238      22,541      22,183
Provision for loan losses                 750         750         934       1,630       1,089
                                      -------     -------     -------     -------     -------
Net interest and dividend income
 after provision for loan losses       22,765      21,027      23,304      20,911      21,094
Total noninterest income (loss)         3,896       3,074        (362)      2,517       2,855
Total noninterest expense              17,776      17,630      16,659      15,899      14,684
                                      -------     -------     -------     -------     -------
Income before income taxes              8,885       6,471       6,283       7,529       9,265
Income taxes                            2,562       2,820       2,239       2,512       3,185
                                      -------     -------     -------     -------     -------
Net income                            $ 6,323     $ 3,651     $ 4,044     $ 5,017     $ 6,080
                                      =======     =======     =======     =======     =======

Basic earnings per share              $  0.65     $  0.36     $  0.39       N/A         N/A
Diluted earnings per share            $  0.64     $  0.36     $  0.38       N/A         N/A

Dividends per share paid              $  0.30     $  0.20     $  0.15       N/A         N/A

--------------------
<F1>  Loans are shown net of deferred loan fees, allowance for loan losses and unadvanced loan funds.


                                                     At or for the Years Ended December 31,
                                               ---------------------------------------------------
                                                2004       2003       2002       2001       2000
                                                ----       ----       ----       ----       ----

Selected Financial Ratios and
 Other Data(1)
Performance Ratios:
  Return on average assets                       0.79%      0.45%      0.51%      0.70%      0.92%
  Return on average equity                       5.24       2.94       3.14       6.16       8.04
  Average equity to average assets              15.14      15.33      16.23      11.32      11.45
  Equity to total assets at end of year         14.83      15.69      15.58      16.78      11.19
  Average interest rate spread                   2.83       2.47       2.54       2.75       2.91
  Net interest margin(2)                         3.13       2.86       3.18       3.33       3.51
  Average interest earning assets to
   average interest earning liabilities        121.47     121.49     125.76     115.77     115.40
  Total noninterest expense to
   average assets                                2.24       2.18       2.10       2.21       2.22
  Efficiency ratio(3)                           66.99      72.13      65.01      65.62      62.48
Regulatory Capital Ratios:
  Regulatory tier 1 leverage capital            14.69      15.31      15.65      17.27      11.51
  Tier 1 risk-based capital                     25.75      28.46      28.77      28.09      16.33
  Total risk-based capital                      26.90      29.63      29.78      28.98      17.24
Asset Quality Ratios:
  Nonperforming loans as a percent of
   total loans                                   0.58       0.51       0.66       0.64       0.49
  Nonperforming assets as a percent of
   total assets                                  0.27       0.22       0.29       0.37       0.33
  Allowance for loan losses as a percent of
   total loans                                   1.41       1.33       1.20       0.94       0.73
  Allowance for loan losses as a percent of
   nonperforming assets                           243        263        181        137        149
Number of:
  Banking offices                                  10         10         10         10          8
  Full-time equivalent employees                  144        152        146        159        151

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

      You should read our financial results for the year ended December 31, 2004 in the context of this strategy.

      * Net income increased $2.6 million, or 70.3%, to $6.3 million or $0.64 per diluted share for the year ended December 31, 2004 from $3.7 million or $0.36 per diluted share for 2003. This was due to a $1.7 million increase in net interest income, a $822,000 increase in noninterest income, and a decrease in income tax expense of $258,000.

      * The 2003 results were affected by an agreement with the Massachusetts Department of Revenue to settle the issue related to taxes owed on dividends received from Westfield Bank's REIT subsidiary in 2002 and prior tax years. Under the agreement, Westfield Financial paid 50% of the amount owed including interest. This resulted in a charge of approximately $1.45 million for state taxes, interest and penalties, net of federal benefit.

      * Net interest and dividend income increased primarily as a result of lower funding costs. The net interest margin was 3.13% for the year ended December 31, 2004, as a compared to 2.86% for the same period in 2003. The cost of interest-bearing liabilities decreased 44 basis points to 1.77% for the year ended December 31, 2004 from 2.21% in the same period in 2003. This was achieved by the use of a pricing strategy whereby less emphasis was placed on attracting term deposits, which generally have higher interest rates than core deposits. Westfield Financial expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

      * Commercial real estate and commercial and industrial loans increased $22.5 million, or 10.4%, to $239.1 million at December 31, 2004. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

      * Residential real estate loans increased $12.7 million to $123.2 million at December 31, 2004 from $110.5 million at December 31, 2003. Westfield Bank purchased $35.3 million in adjustable rate mortgage loans, which are serviced by the originating institutions. This was offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

      * Indirect automobile loans decreased $10.1 million, or 63.1%, from $16.0 million at December 31, 2003 to $5.9 million at December 31, 2004. Management curtailed its indirect automobile lending beginning in fiscal year 2000 due to credit quality concerns, and in the fourth quarter of 2003, Westfield Bank ceased writing indirect automobile loans. Although indirect auto loans had higher yields, they also had higher costs, therefore Westfield Bank expects minimal impact on earnings as a result of the discontinuation of the program.

      * Total deposits decreased $19.8 million from $632.4 million at December 31, 2003 to $612.6 million at December 31, 2004. The decrease in deposits was primarily due to a decrease of $21.1 million in time deposits for the year ended December 31, 2004. Management believes that the decrease in time deposits was a result of a pricing strategy whereby less emphasis was placed on attracting term deposits, which generally have higher interest rates than core deposits. This led to an increase in net interest income. Core deposits, which include checking, NOW, savings, and money market accounts, increased $1.3 million to $299.5 million at December 31, 2004. Westfield Bank's strategy is to emphasize core deposits in order to maintain long-term relationships with customers and to reduce the cost of funds. Management believes, however, that a percentage of the growth in core deposits over the last three years was due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of funds.

      * The decrease in deposits was offset by increases in Federal Home Loan Bank borrowings and customer repurchase agreements. Federal Home Loan Bank borrowings increased $25.0 million to $45.0 million at December 31, 2004 to take advantage of the current interest rate environment. Customer repurchase agreements increased $2.5 million to $14.6 million at December 31, 2004.

      * Fees received from the third party mortgage company were $100,000 for the year ended December 31, 2004 as compared to $340,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

      * Checking account processing fees increased $617,000 for the twelve months ended December 31, 2004 as compared to the same period in 2003. This was as a result of new products and services provided by Westfield Bank to its checking account customers commencing in the second quarter of 2004.

      * Nonperforming loans increased $403,000 to $2.2 million at December 31, 2004 from $1.8 million at December 31, 2003. This was primarily due to single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property. This was offset primarily by payments in full received on other nonperforming loans.

      * Gross charge-offs decreased by 44.3% for the twelve months ended December 31, 2004 as compared to the same period in 2003, primarily as a result of the curtailment of indirect auto loans and the improved local and national economy.

      * The allowance for loans as a percent of total loans receivable increased. Westfield Bank has steadily increased this ratio over the last five years to compensate for growth in commercial loans, which typically have higher risks than residential loans. As Westfield Bank emphasizes the origination of commercial real estate loans and commercial and industrial loans for its loan portfolio, increased allowance requirements may continue. Due to Westfield Bank's discontinuation of its indirect automobile lending, the balance of consumer loans is expected to decrease. Decreased allowances for consumer loans in the future may result.

      * Stockholders' equity at December 31, 2004 and December 31, 2003 was $118.1 million and $124.8 million, respectively, representing 14.8% and 15.7% of total assets. The change is comprised of net income of $6.3 million for the year ended December 31, 2004, the net repurchase of 567,788 shares of common stock for $12.0 million, and the declaration by the Board of Directors of quarterly cash dividends aggregating $1.7 million.

General

      Westfield Financial's consolidated results of operations are comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Westfield Bank. Westfield Bank's consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, commercial loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings, money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes service fees and charges, income on bank owned life insurance, and gains (losses) on sales of securities and securities writedowns.

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

Critical Accounting Policies

      Westfield Financial's accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The more critical policies given Westfield Financial's current business strategy and asset/liability structure are accounting for non performing loans, the allowance for loan losses and provision for credit loans, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and discount rate assumptions used for benefit liabilities. In addition to the information disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and results of Operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company's Board of Directors.

      On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail on pages 16-
20. Westfield Financial's methodology for assessing the appropriations of the allowance consists of two key components, which are a specific allowance for identified problems or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriations of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions,) collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST AND DIVIDEND INCOME

      The following tables set forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2004, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.


                                                                  For the Year Ended December 31,
                                   ---------------------------------------------------------------------------------------------
                                                2004                            2003                            2002
                                   -----------------------------   -----------------------------   -----------------------------
                                                         Average                         Average                         Average
                                   Average                Yield/   Average                Yield/   Average                Yield/
                                   Balance    Interest     Cost    Balance    Interest     Cost    Balance    Interest     Cost
                                   -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                       (Dollars in thousands)

ASSETS:
Interest-earning assets:
Short term investments(1)          $ 20,866   $   290     1.39%    $ 17,648   $   170     0.96%    $ 27,162   $   416     1.53%
Securities                          361,253    13,195     3.65      389,333    13,189     3.39      337,646    14,562     4.31

Loans(2)                            366,677    20,943     5.71      354,134    22,276     6.29      398,555    28,035     7.03
                                   --------   -------              --------   -------              --------   -------
      Total interest-earning
       assets                       748,796    34,428     4.60      761,115    35,635     4.68      763,363    43,013     5.63
                                              -------                         -------                         -------
      Total noninterest-earning
       assets                        46,135                          48,693                          28,971
                                   --------                        --------                        --------
      Total assets                 $794,931                        $809,808                        $792,334
                                   ========                        ========                        ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  NOW accounts                       48,004       249     0.52%      42,783       347     0.81%      40,636       589     1.45%
  Savings accounts                   47,728       232     0.49       46,771       371     0.79       44,026       474     1.08
  Money market deposit accounts     152,855     1,419     0.93      152,863     1,860     1.22      133,622     2,541     1.90
  Time certificates of deposit      317,563     7,724     2.43      353,967    10,544     2.98      380,385    14,957     3.93
                                   --------   -------              --------   -------              --------   -------
  Total interest-bearing
   deposits                         566,150     9,624               596,384    13,122               598,669    18,561
  Customer repurchase agreements
   and other borrowings              50,309     1,289     2.56       30,123       736     2.44        8,332       214     2.57
                                   --------   -------              --------   -------              --------   -------
  Interest-bearing liabilities      616,459    10,913     1.77      626,507    13,858     2.21      607,001    18,775     3.09
                                   --------   -------              --------   -------              --------   -------

Noninterest-bearing deposits         52,631                          54,119                          48,856
Other noninterest-bearing
 liabilities                          5,488                           5,020                           7,883
                                   --------                        --------                        --------
  Total noninterest-bearing
   liabilities                       58,119                          59,139                          56,739
                                   --------                        --------                        --------

  Total liabilities                 674,578                         685,646                         663,740
  Total equity                      120,353                         124,162                         128,594
                                   --------                        --------                        --------
  Total liabilities and equity     $794,931                        $809,808                        $792,334
                                   ========                        ========                        ========

Net interest and dividend
 income                                       $23,515                         $21,777                         $24,238
                                              =======                         =======                         =======
Net interest rate spread(3)                               2.83                            2.47                            2.54
Net interest margin(4)                                    3.13%                           2.86%                           3.18%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                            121.5x                          121.5x                          125.8x

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


                                         Year Ended December 31, 2004        Year Ended December 31, 2003
                                            Compared to Year Ended              Compared to Year Ended
                                               December 31, 2003                   December 31, 2002
                                              Increase/(Decrease)                 Increase/(Decrease)
                                       --------------------------------    --------------------------------
                                              Due to                              Due to
                                       --------------------                --------------------
                                        Volume       Rate         Net       Volume       Rate         Net
                                        ------       ----         ---       ------       ----         ---
                                                                  (In thousands)

Interest earning assets:
  Short term investments               $    31     $    89     $   120     $  (146)    $  (100)    $  (246)
  Investment securities                   (951)        957           6       2,229      (3,602)     (1,373)
  Loans                                    789      (2,122)     (1,333)     (3,125)     (2,634)     (5,759)
                                       -------     -------     -------     -------     -------     -------
  Total interest-earning assets        $  (131)    $(1,076)    $(1,207)    $(1,042)    $(6,336)    $(7,378)
                                       =======     =======     =======     =======     =======     =======

Interest bearing liabilities:
  NOW accounts                         $    42     $  (140)    $   (98)    $    31     $  (273)    $  (242)
  Savings accounts                           8        (147)       (139)         30        (133)       (103)
  Money market deposit accounts              0        (441)       (441)        366      (1,047)       (681)
  Time certificates of deposit          (1,084)     (1,736)     (2,820)     (1,039)     (3,374)     (4,413)
  Customer repurchase agreements
   and other borrowings                    493          60         553         560         (38)        522
                                       -------     -------     -------     -------     -------     -------
  Total interest bearing
   liabilities                            (541)     (2,404)     (2,945)        (52)     (4,865)     (4,917)
                                       -------     -------     -------     -------     -------     -------

  Change in net interest and
   dividend income                     $   410     $ 1,328     $ 1,738     $  (990)    $(1,471)    $(2,461)
                                       =======     =======     =======     =======     =======     =======

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

      Consolidated assets increased $1.7 million, or 0.2%, to $796.9 million at December 31, 2004 from $795.2 million at December 31, 2003.
Securities decreased $28.7 million, or 7.9%,   to $334.9 million at
December 31, 2004 from $363.6 million at December 31, 2003. Cash received from maturities, calls, and paydowns of securities was primarily used to fund loan demand. Cash and cash equivalents increased $5.4 million to $51.0 million at December 31, 2004 from $45.7 million at December 31, 2003.

      Net loans during this period increased by $23.6 million, or 6.8%, to $368.6 million at December 31, 2004, from $345.0 million at December 31, 2003.

      Commercial real estate loans increased $13.0 million, or 9.9%, to $144.3 million at December 31, 2004 from $131.3 million at December 31, 2003. Commercial and industrial loans increased $9.5 million, or 11.1%, to $94.8 million at December 31, 2004 from $85.3 million at December 31, 2003. Westfield Bank's strategic plan calls for emphasis on commercial lending. The success of the plan to grow commercial loans is primarily dependent upon the improvement of the local and national economy.

      Residential real estate loans increased $12.7 million to $123.2 million at December 31, 2004 from $110.5 million at December 31, 2003. The increase was primarily the result of Westfield Bank's purchase of $35.3 million in adjustable rate mortgage loans, which are serviced by the originating institutions. This was offset by principal payments and payoffs of other residential real estate loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

      Indirect automobile loans decreased $10.1 million, or 63.1%, to $5.9 million on December 31, 2004 as compared to $16.0 million on December 31, 2003. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003, the Bank ceased writing loans under this program.

      Total deposits decreased $19.8 million to $612.6 million at December 31, 2004. The decrease in deposits was primarily due to a decrease of $21.1 million in time deposits for the year ended December 31, 2004. Management believes that the decrease in time deposits was a result of a pricing strategy whereby less emphasis was placed on attracting term deposits, which generally have higher interest rates than core deposits. This led to an increase in net interest income.

      Core deposits, which include checking, NOW, savings and money market accounts, increased $1.3 million to $299.5 million at December 31, 2004. Westfield Bank's strategy is to emphasize core deposits in order to maintain long-term relationships with customers and to reduce the cost of funds. Management believes, however, that a percentage of the growth in core deposits over the last three years was due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of funds.

      The decrease in deposits was offset by increases in Federal Home Loan Bank borrowings and customer repurchase agreements. Federal Home Loan Bank borrowings increased $25.0 million to $45.0 million at December 31, 2004 to take advantage of the current interest rate environment. Customer repurchase agreements increased $2.5 million to $14.6 million at December 31, 2004. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All the customer repurchase agreements are held by Westfield Bank's commercial loan customers. The increase customer repurchase agreements is consistent with Westfield Bank's strategy to emphasize commercial customer relationships.

      Stockholders' equity at December 31, 2004 and December 31, 2003 was $118.1 million and $124.8 million, respectively. The change is comprised of net income of $6.3 million for the year ended December 31, 2004, the net repurchase of 567,788 shares of common stock for $12.0 million, and the declaration by the Board of Directors of quarterly cash dividends aggregating $1.7 million.

Comparison of Operating Results for Years Ended December 31, 2004 and 2003

General

      Westfield Financial reported net income of $6.3 million or $0.64 per diluted share for the year ended December 31, 2004 compared to net income of $3.7 million or $0.36 per diluted share for the same period in 2003. Interest and dividend income increased by $1.2 million and interest expense decreased by $2.9 million resulting in an increase in net interest income of $1.7 million. Noninterest income increased by $822,000 and income tax expense decreased by $258,000.

      Westfield Financial 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from Westfield Bank's real estate investment trust subsidiary for 2002 and prior years. Total income taxes were $2.6 million for the year ended December 31, 2004 as compared to $2.8 million for the same period in 2003.

Interest and Dividend Income

      Total interest and dividend income decreased $1.2 million or 3.4% to $34.4 million for the year ended December 31, 2004 compared to $35.6 million for the same period in 2003.

      The decrease in interest income was primarily the result of a $1.3 million decrease in interest income on loans. Interest income from residential real estate loans decreased $1.6 million to $7.8 million for the year ended December 31, 2004 as compared to the same period in 2003. The average balance of residential real estate loans decreased to $119.6 million for the year ended December 31, 2004 from $131.4 million for the year ended December 31, 2003 due to our residential real estate loan program with a third party mortgage company. In addition, interest on consumer loans decreased $1.2 million to $1.2 million for the year ended December 31, 2004 as compared to $2.4 million for the same period in 2003. This was primarily the result of a decrease in average balance of consumer loans from $31.2 million for 2003 to $16.0 million for 2004 due to management's decision to discontinue indirect automobile loan originations.

      The decrease is interest income from residential real estate loans and consumer loans was partially offset by increases in income from commercial real estate loans and commercial and industrial loans. Interest income from commercial real estate loans and commercial and industrial loans increased $1.5 million for the year ended December 31, 2004 from the year ended December 31, 2003. In accordance with Westfield Bank's strategic plan, the average balance of commercial real estate loans and commercial industrial loans increased $39.6 million to $231.1 million for the year ended December 31, 2004 as compared to $191.5 million for the same period in 2003

      Interest and dividends on securities was $13.2 million for both the years ended December 31, 2004 and 2003. The average yield on securities increased from 3.39% for the year 2003 to 3.65% for the same period in 2004. This change was offset by a $28.0 million decrease in the average balance of securities from $389.3 million for 2003 to $361.3 million for 2004. Market interest rates increased during 2004. As lower yielding investments purchased in a higher rate environment matured, were called, or paid down in 2004, the funds were reinvested at higher rates. In addition, the interest rate on adjustable rate securities repriced upward in the rising interest rate environment.

Interest Expense

      Interest expense for the year ended December 31, 2004 decreased $3.0 million to $10.9 million from the comparable 2003 period. This was attributable to a decrease in the average cost of interest-bearing liabilities of 44 basis points to 1.77% for the year ended December 31, 2004 from 2.21% for the same period in 2003. In addition, the average balance of total interest-bearing liabilities decreased $10.0 million to $616.5 million for the year ended December 31, 2004 from $626.5 million for the same period in 2003.

      The decrease in both the average balance and average cost of interest-bearing liabilities was the result of a pricing strategy whereby less emphasis was place on attracting term deposits, which generally have higher interest rates than core deposits.

Net Interest and Dividend Income

      Net interest and dividend income increased $1.7 million to $23.5 million for the twelve months ended December 31, 2004 as compared to $21.8 million for the same period in 2003. The net interest margin was 3.13% for the twelve months ended December 31, 2004 as compared to 2.86% for the same period in 2003.

      The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 44 basis points to 1.77% for the twelve months ended December 31, 2004 from 2.21% for same period in 2003. The yield on interest-earning assets decreased only 8 basis points to 4.60% for the twelve months ended December 31, 2004 from 4.68% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

      In addition, Westfield Bank continues to emphasize core deposits over time deposits. The average balance of core deposits, which are checking, NOW, savings and money market accounts, increased $4.7 million to $301.2 million for the twelve months ended December 31, 2004 from $296.5 million for the same period in 2003. The average balance of time deposits decreased $36.4 million to $317.6 million for the twelve months ended December 31, 2004 from $354.0 million for the same period in 2003. The decrease in time deposits was partially offset by an increase in Federal Home Loan Bank borrowings. The average balance of Federal Home Loan Bank borrowings increased $17.5 million to $34.4 million for the twelve months ended December 31, 2004 from $16.9 million for the same period in 2003.

      The use of a pricing strategy whereby less emphasis was placed on attracting term deposits, which generally have higher interest rates than core deposits, and the shift in Westfield Bank's funding mix contributed to the decrease in funding costs. Management believes, however, that a percentage of the growth in core deposits over the last three years is due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

      During 2004, Westfield Bank provided $750,000 for loans losses, during both 2004 and 2003. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses". The allocation of the provision for loan losses among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses". The following factors were used to determine the provision for 2004.

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $22.5 million or 10.4% during 2004 as compared to 2003. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. As Westfield Bank emphasizes increasing its commercial real estate loans and commercial and industrial loans, increased allowance requirements may continue.

            Residential real estate loans increased $12.7 million to $123.2 million at December 31, 2004. This was the result of Westfield Bank purchasing $35.0 million of adjustable rate mortgage loans in 2004. The increases in residential real estate loans and commercial loans were partially offset by a decrease in consumer loans of $10.8 million to $11.6 million, resulting in decreases in the allowance requirements for consumer loans, respectively. Due to Westfield Bank's discontinuation of its indirect auto lending, the balance of consumer loans is expected to continue to decrease. Decreased future allowances for consumer loans may result.

      * Credit quality - Actual loss experience on loans decreased with charge-offs totaling $404,000 in 2004 as compared to $725,000 in 2003. Net loans charged off as a percent of average loans outstanding decreased from 0.12% in 2003 to 0.03% in 2004. Nonperforming loans increased $403,000 from $1.8 million at December 31, 2003 to $2.2 million at December 31, 2004. This was primarily due to a single commercial real estate loan relationship of $1.4 million. The loan is fully collateralized based on the estimated fair market value of the property. This was offset primarily by payments in full received on other nonperforming loans.

      As a result of the detailed allowance for loan loss methodology and consideration of the above factors, management determined that a provision of $750,000 was appropriate in 2004.

      The allowance for loan losses at the end of 2004 was 1.41% of total loans compared with 1.33% at the end of 2003. The increase in the coverage ratio reflects the changes in the loan portfolio described above.

Noninterest Income

      Noninterest income increased $822,000 to $3.9 million in 2004 from $3.1 million for 2003. Fees received from the third party mortgage company were $100,000 for the year ended December 31, 2004 as compared to $340,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

      Checking account processing fees increased $617,000 for the year ended December 31, 2004 as compared to the same period in 2003. This was a result of new products and services provided by Westfield Bank to its checking account customers commencing in the third quarter of 2004.

      Net gains from sales and writedowns of securities were $877,000 for the year ended December 31, 2004 as compared to $409,000 for the same period in 2003. This is primarily the result of the company selling its common stock portfolio in 2004 to comply with Office of Thrift Supervision regulations. Income on bank owned life insurance was $741,000 for the period ended December 31, 2004 as compared to $806,000 for the same period in 2003.

Noninterest Expense

      Noninterest expense for the twelve months ended December 31, 2004 was $17.8 million as compared to $17.6 million for the same period in 2003.
The 2003 results included a net charge of $153,000 for tax-related interest and penalties regarding the Commonwealth of Massachusetts' REIT legislation. Salaries and benefits increased $1.1 million for the year ended December 31, 2004 as compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock base benefit plan expenses of $65,000. Expenses associated with indirect auto loan processing decreased by $153,000 for the year ended December 31, 2004 as compared to the same period in 2003. This was a result of discontinuing the indirect auto loan program.

      Advertising and marketing expenses decreased $124,000 for the twelve months ended December 31, 2004 as compared to the same period in 2003. This was the result of additional expenses incurred in 2003 to promote the 150th anniversary of Westfield Bank.

Income Taxes

      Income taxes decreased $258,000 to $2.6 million in 2004. The effective tax rate was 28.8% in 2004 compared to 43.6% for 2003. The effective tax rates for 2004 and 2003 also reflect the utilization of Westfield Securities Corporation and Elm Street Securities Corporation, both qualified securities corporations. The effective tax rate for 2003 also includes Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

      The 2003 income taxes were affected by Massachusetts legislation signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation was retroactive to 1999. The Company's 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

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

      Residential loans decreased $47.4 million to $110.5 million at December 31, 2003 from $157.9 million at December 31, 2002. The decrease is primarily the result of the current residential real estate loan program with a third party mortgage company. Under this program, which commenced on September 1, 2001, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee of 65 basis points for each of these loans originated. The Bank believes that this program will diversify its loan portfolio and reduce interest risk. The Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company.

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

      Total deposits decreased $23.7 million, or 3.6%, to $632.4 million at December 31, 2003 from $656.1 million at December 31, 2002. Noninterest-bearing accounts decreased $116,000 to $54.6 million at December 31, 2003 from $54.7 million at December 31, 2002. This decrease was primarily the result of a $2.7 million decrease in internal checking accounts to $3.4 million at December 31, 2003. The amount reported in internal checking accounts represents checks outstanding that were issued by the Bank for accounts payable purposes, loan proceeds, and official checks and money orders purchased by Bank customers. The decrease in internal checking was partially offset by an increase in customer demand deposits of $2.6 million, or 5.3%, to $51.2 million at December 31, 2003 from $48.6 million at December 31, 2002.

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

      Customer repurchase agreements increased $3.4 million, or 39.1%, to $12.1 million at December 31, 2003 from $8.7 million at December 31, 2002. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. Substantially all the customer repurchase agreements are held by the Bank's commercial loan customers. Federal Home Loan Bank ("FHLB") borrowings increased $5.0 million from $15.0 million at December 31, 2002 to $20.0 million at December 31, 2003 to take advantage of the low interest rate environment.

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

      The Company entered into an agreement with the Massachusetts Department of Revenue to settle the issue related to taxes owed on dividends received from the Bank's REIT subsidiary in 2002 and prior tax years. Under the agreement, the Company paid 50% of the amount including interest that would have been owed under legislation that was enacted in March 2003. The legislation was retroactive to 2002 and prior years. The payment is a deductible expense for federal tax purposes. This resulted in a charge of approximately $1.45 million for state taxes, interest, and penalties, net of federal tax benefit. Total income taxes were $2.8 million for the year ended December 31, 2003 as compared to $2.2 million for the same period in 2002.

Interest and Dividend Income

      Total interest and dividend income decreased $7.4 million, or 17.2%, to $35.6 million for the year ended December 31, 2003 compared to $43.0 million for the same period in 2002. Interest and dividends on securities decreased $1.2 million to $12.4 million, while interest income on loans decreased $5.8 million to $22.3 million.

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

      The decrease in interest income on loans was primarily the result of a $4.3 million decrease in interest on residential real estate loans. The average balance of residential real estate loans decreased from $186.2 million for the year ended December 31, 2002 to $131.4 million for the year ended December 31, 2003 due to our residential real estate loan program with a third party mortgage company. However, Westfield Bank earned $340,000 in fee income on the origination of these loans which is included in noninterest income in 2003. In addition, as a result of the low interest rate environment of 2003, the Bank experienced high levels of payoffs of existing mortgages due to refinancing activity. Moreover, interest on consumer loans decreased $1.7 million. This was primarily the result of a decrease in average balance of consumer loans from $49.6 million for 2002 to $31.2 million for 2003 due to management's decision to curtail indirect automobile loan originations.

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

Net Interest and Dividend Income

      Net interest and dividend income for the year ended December 31, 2003 decreased $2.5 million, or 10.3%, to $21.8 million in 2003 from $24.2 million in 2002. The net interest rate spread, the difference between the average yield on average interest-earning assets and the average cost of average total interest-bearing liabilities, decreased 7 basis points to 2.47% for 2003 from 2.54% for 2002. The net interest margin, which is net interest and dividend income divided by average total interest earning assets, decreased 32 basis points to 2.86% for 2003 from 3.18% for the comparable prior year period. As discussed above, the decreases in net interest and dividend income due to lower interest rates were partially offset by the increase in the balance of interest-earning assets.

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

Liquidity and Capital Resources

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank at December 31, 2004 and 2003 were $45.0 million and $20.0 million, respectively. At December 31, 2004, Westfield Bank's maximum borrowing capacity from the Federal Home Loan Bank was approximately $65.6 million, net of any outstanding borrowings. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

      Westfield Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is also obligated under agreements with the Federal Home Loan Bank to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2004 follows:


                                            After 1 Year    After 3 Years
                                 Within      but Within       but Within     After
                                 1 Year        3 Years         5 Years       5 Years     Total
                                 ------     ------------    -------------    -------     -----
                                                         (In thousands)

Lease Obligations
  Operating lease obligations    $   199       $   297         $   150       $    41    $    687
                                 =======       =======         =======       ========   =======

Borrowings
  Federal Home Loan Bank         $ 5,000       $30,000         $10,000       $     -    $ 45,000
                                 =======       =======         =======       ========   =======

Credit Commitments
  Available lines of credit      $46,599       $     -         $     -       $12,845    $ 59,444
  Other loan commitments          34,767             -               -           709      35,476
  Letters of Credits               4,293             -               -         1,004       5,297
                                 -------       -------         -------       -------    --------
Total                            $85,659       $     -         $     -       $14,558    $100,217
                                 =======       =======         =======       ========   =======

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2004, Westfield Bank originated loans of approximately $96.9 million, and during the comparable period of 2003, Westfield Bank originated loans of approximately $148.8 million. Under Westfield Bank's residential real estate loan program, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $104.2 million for the year ended December 31, 2004 and $252.9 million for the year ended December 31, 2003. At December 31, 2004, Westfield Bank had loan commitments to borrowers of approximately $40.8 million, and available home equity and unadvanced lines of credit of approximately $59.4 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits decreased $19.8 million during the year ended December 31, 2004 and decreased $23.7 million during the year ended December 31, 2003. Time deposit accounts scheduled to mature within one year were $184.5 million at December 31, 2004. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. Westfield Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      At December 31, 2004, Westfield Bank exceeded each of the applicable regulatory capital requirements. Westfield Bank's tier 1 leverage capital was $118.0 million, or 14.7% to average assets. Westfield Bank's tier 1 capital to risk weighted assets was $118.0 million or 25.8%. Westfield Bank had total capital to risk weighted assets of $123.2 or 26.9%.

      We do not anticipate any material capital expenditures during calendar year 2005, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangement

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Management of Market Risk

      As a financial institution, our primary market risk is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure. Fluctuations in interest rates will affect both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets.

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

      In recent years, Westfield Bank's lending activities have emphasized
commercial real estate and commercial and industrial loans.   Commercial
real estate loans have grown $43.4 million or 43.0% since December 31, 2002. Commercial and industrial loans have grown $33.2 million or 54.0% since December 31, 2002. Consumer loans decreased $29.5 million, or 71.8%, since December 31, 2002. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003 the program was discontinued. We believe that Westfield Bank's increased emphasis on commercial lending will allow it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

      Westfield Bank's primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and NOW accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

      * maintaining the diversity of our existing loan portfolio through the origination of commercial loans and commercial real estate loans which typically have variable rates and shorter terms than residential mortgages; and

      * emphasizing investments with an expected average duration of five years or less.

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

      Each of Westfield Bank's sources of liquidity is vulnerable to various uncertainties beyond the control of Westfield Bank. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. Westfield Bank's financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates and other market conditions. Management considers Westfield Bank's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

      Net Interest and Dividend Income Simulation. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200, 300, and 400 basis points, and decrease 100 and 200 basis points, respectively, from current rates over the one year time period following the current consolidated financial statements.

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


            For the Twelve Months Ending December 31, 2005
                        (Dollars in thousands)
            ----------------------------------------------
              Changes in        Net Interest
            Interest Rates      and Dividend
            (Basis Points)         Income         % Change
            --------------      ------------      --------

                  400              25,565           -0.8%
                  300              25,502           -1.1%
                  200              25,613           -0.6%
                  100              25,728           -0.2%
                    0              25,780            0.0%
                 -100              26,409            2.4%
                 -200              24,408           -5.3%

      Market rates were assumed to increase 100, 200, 300 and 400 basis points and decrease 100 and 200 basis points, in even increments over the twelve month period. The repricing and/or new rates of assets and liabilities moved in tandem with market rates. However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount.

      Management believes that a percentage of the growth in core deposits over the last three years was due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. Management believes that in a rising rate environment, Westfield Bank will experience a shift, by some customers, out of core deposits and back into term
deposits.   Based upon analysis, Management has estimated what is believed to be the rate sensitive portion of the funds currently in core deposits. In scenarios that assume a rising rate environment of 200 basis points or more, this shift is incorporated into the balance sheet forecasts.

      We have developed consolidated balance sheet growth projections for the twelve month period. The same product mix and growth strategy was used for all rate change simulations, except for the shift into term deposits in certain scenarios as described in the previous paragraph. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

      Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index and spread. Prepayment speed assumptions were based upon the difference between the account rate and the current market rate.

      Another circumstance that affects the results is that interest rates on some deposit products as of December 31, 2004 were near historical lows. In the three declining rate scenarios, Westfield Bank forecasted that its rates on some deposit products would not fall as sharply as market rates. For example, because the rate on regular savings accounts is 0.50%, it is not possible for the rate to decrease by 100 basis points or more.

Recent Accounting Pronouncements

      In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company's financial position or results of operations.

      In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R))" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance.

      The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

      The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

      FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the

      Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

      The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).

      The changes in accounting will replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," would remain unchanged.

      On September 30, 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Management of Market Risk, pages 64 - 67, for a discussion of Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Westfield Financial are submitted on pages F-1 through F-40 of this report.

      All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective June 15, 2004, the Audit Committee of the Board of Directors voted not to reengage Deloitte & Touche LLP as Westfield Financial's Independent Registered Public Accounting Firm, effective immediately. On the same date, the Audit Committee of the Board of Directors recommended, approved and appointed Wolf & Company, P.C. as the Westfield Financial's Independent Registered Public Accounting Firm for the purpose of auditing Westfield Financial's consolidated financial statements for the year ended December 31, 2004. Wolf & Company, P.C. will continue to serve for the year ended December 31, 2005. A representative of Wolf & Company, P.C. is expected to be present at the annual meeting to answer questions concerning the consolidated financial statements presented and will be permitted to make a statement at the meeting.

      The audit reports of Deloitte & Touche LLP on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During 2003 and 2002 and any subsequent interim periods through June 15, 2004, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Deloitte & Touche's satisfaction, would have caused it to make reference in connection with its report to the subject matter of the disagreement. We requested Deloitte & Touche LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with these statements made by us and, if not, stating the respects in which it does not agree. A copy of this letter, dated March 31, 2004, was attached as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on June 21, 2004 and is hereby incorporated by reference.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

      The management of Westfield Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Westfield Financial Inc.'s internal control system is a process designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Westfield Financial Inc.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Westfield Financial Inc.'s assets that could have a material effect on our financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Westfield Financial, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.

      Westfield Financial Inc.'s Independent Registered Public Accounting Firm has issued an audit report on our assessment of, and the effective operation of, the company's internal control over financial reporting as of December 31, 2004. This report appears on pages F-39 and F-40.

ITEM 9B.  OTHER INFORMATION

      None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," Nominees for Election as Director," "Continuing Directors", "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance.

Code of Ethics

      Westfield Financial has adopted a Conflict of Interest Policy and Code of Conduct, which applies to all employees and officers of Westfield Financial and Westfield Bank. Westfield Financial has also adopted a Code of Ethics for Senior Financial Officers of Westfield Financial, Inc., which applies to Westfield Financial's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for Westfield Financial and Westfield Bank, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of Westfield Financial meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers was filed as exhibit 14.1 to the Form 10-K filed with the SEC on March 15, 2003 and is hereby incorporated by reference. There have been no amendments to the Code of Ethics since that time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain
Beneficial Owners and Management-Principal Shareholders of "Westfield Financial", and "Security Ownership of Management."


                                                                            Number of securities
                          Number of securities                             remaining available for
                              To be issued          Weighted-average        future issuance under
                            Upon exercise of       exercise price of      equity compensation plans
                          Outstanding options,    outstanding options,      (excluding securities
Plan  category            warrants and rights     warrants and rights     reflected in column (a))
--------------            --------------------    --------------------    -------------------------
                                  (a)                     (b)                        (c)

Equity compensation
 plans approved by
 security holders                445,200                 $14.45                  169,544

Equity compensation
 plans not approved by
 security holders                      -                      -                        -
                                 -------                 ------                  -------

      Total                      445,200                 $14.45                  169,544(1)
                                 =======                 ======                  =======

--------------------
<F1>  Reflects 46,760 shares reserved for future grant under the Westfield
      Financial, Inc. 2002 Stock Option Plan, 114,680 shares subject to current restricted stock awards under the Westfield Financial, Inc. 2002 Recognition and Retention Plan ("RRP") and 8,104 shares reserved for future awards under the RRP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      Information regarding the aggregate fees billed for each of the last two fiscal years by Westfield Financial's principal accountants, Wolf & Company, P.C. in 2004 and Deloitte & Touche LLP in 2003, is included under the heading "Principal Accountants Fees and Services" in Westfield Financial's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2005, which will be filed with the SEC on or about April 15, 2005 and is incorporated herein by reference.

                                   PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Listed below are all financial statements and exhibits filed as part of this report:

a.    Financial Statements, Schedules, and Exhibits

      (1) Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

      (2)   Schedules omitted as they are not applicable.

      (3)   See Exhibit Index.

      Exhibit    Description
       2.1       Plan of Reorganization and Minority Stock Issuance of
                 Westfield Mutual Holding   Company, as amended. *
       3.1       Articles of Organization of Westfield Financial, Inc.*
       3.2       Bylaws of Westfield Financial, Inc. *
       3.3       Amended and Restated Charter of Westfield Mutual Holding
                 Company*
       3.4       Amended and Restated Bylaws of Westfield Mutual Holding
                 Company*
       4.1       Articles of Organization of Westfield Financial, Inc. (See
                 Exhibit 3.1)*
       4.2       Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)*
       4.3       Form of Stock Certificate of Westfield Financial, Inc.*
      10.1       Form of Employee Stock Ownership Plan of Westfield
                 Financial, Inc.*
      10.2       Form of the Benefit Restoration Plan of Westfield
                 Financial, Inc.*
      10.3       Form of Employment Agreement between Donald A. Williams
                 and Westfield Financial, Inc.*
      10.4       Form of Employment Agreement between Victor J. Carra and
                 Westfield Financial, Inc.*
      10.5       Form of Employment Agreement between Michael J. Janosco,
                 Jr. and Westfield Financial, Inc.*
      10.6       Form of One Year Change in Control Agreement by and among
                 certain officers and Westfield Financial, Inc. and Westfield Bank*
      10.7       Form of Directors' Deferred Compensation Plan*
      10.8       The SBERA 401(k) Plan adopted by Westfield Bank**
      10.9       Amendments to the Employee Stock Ownership Plan of
                 Westfield Financial, Inc.***
      14.1       Code of Ethics
      16.1       Letter regarding change on certifying accountants****
      21.1       Subsidiaries of the Registrant*
      23.1       Consent of Wolf & Company, PC
      23.2       Consent of Deloitte & Touche LLP
      31.1       Rule 13a - 14(a)/15d - 14(a) Certifications
      32.1       Section 1350 Certifications

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

**** Incorporated by reference to the Form 8-K filed with the SEC on June 21, 2004.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

                                       Westfield Financial, Inc.



                                       By: /s/ Donald A. Williams
                                           --------------------------------
                                           Donald A. Williams
                                           President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.


            Name                               Title                Date

/s/ Donald A. Williams         President, Chief Executive Officer and Director    March 15, 2005
---------------------------    (Principal Executive Officer)
Donald A. Williams

/s/ Victor J. Carra            Executive President and Director                   March 15, 2005
---------------------------
Victor J. Carra

/s/ Michael J. Janosco, Jr.    Chief Financial Officer and Treasurer              March 15, 2005
---------------------------    (Principal Accounting Officer)
Michael J. Janosco, Jr.

/s/ David C. Colton, Jr.       Director                                           March 15, 2005
---------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.     Director                                           March 15, 2005
---------------------------
Robert T. Crowley, Jr.

/s/ Harry C. Lane              Director                                           March 15, 2005
---------------------------
Harry C. Lane

/s/ William H. McClure         Director                                           March 15, 2005
---------------------------
William H. McClure

/s/ Mary C. O'Neil             Director                                           March 15, 2005
---------------------------
Mary C. O'Neil

/s/ Richard C. Placek          Director                                           March 15, 2005
---------------------------
Richard C. Placek

/s/ Paul R. Pohl               Director                                           March 15, 2005
---------------------------
Paul R. Pohl

/s/ Charles E. Sullivan        Director                                           March 15, 2005
---------------------------
Charles E. Sullivan

/s/ Thomas C. Sullivan         Director                                           March 15, 2005
---------------------------
Thomas C. Sullivan

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westfield Financial, Inc.


We have audited the accompanying consolidated balance sheet of Westfield Financial, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended December 31, 2003 were audited by other auditors whose report, dated March 1, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Westfield Financial, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 8, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Westfield Financial, Inc.

Westfield, Massachusetts


We have audited the accompanying consolidated balance sheet of Westfield Financial, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Hartford, Connecticut
March 11, 2004

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)


                                                                       December 31,
                                                                  ----------------------
                                                                    2004          2003
                                                                    ----          ----

ASSETS
CASH AND DUE FROM BANKS                                           $ 13,961      $ 11,740

FEDERAL FUNDS SOLD                                                  31,964        15,930

INTEREST-BEARING DEPOSITS AND OTHER SHORT TERM INVESTMENTS           5,122        18,004
                                                                  --------      --------

CASH AND CASH EQUIVALENTS                                           51,047        45,674
                                                                  --------      --------

SECURITIES:
  Available for Sale - at estimated fair value                      14,968        25,806

  Held to Maturity - at amortized cost (estimated fair
   value of $71,654 in 2004 and $71,003 in 2003)                    71,298        69,927

MORTGAGE BACKED SECURITIES:
  Available for Sale - at estimated fair value                      73,316        76,177

  Held to Maturity - at amortized cost (estimated fair
   value of $174,051 in 2004 and $191,511 in 2003)                 175,302       191,683

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                     4,237         4,237

LOANS - Net of allowance for loan losses of $5,277 in 2004
 and $4,642 in 2003                                                368,601       344,960

PREMISES AND EQUIPMENT - Net                                        11,505        11,774

ACCRUED INTEREST AND DIVIDENDS                                       3,551         3,555

BANK-OWNED LIFE INSURANCE                                           17,248        16,507

OTHER ASSETS                                                         5,830         4,896
                                                                  --------      --------

TOTAL ASSETS                                                      $796,903      $795,216
                                                                  ========      ========

LIABILITIES AND EQUITY
LIABILITIES:
DEPOSITS:
  Noninterest-bearing                                             $ 48,305      $ 54,620
  Interest-bearing                                                 564,316       577,811
                                                                  --------      --------
      Total deposits                                               612,621       632,431
                                                                  --------      --------

CUSTOMER REPURCHASE AGREEMENTS                                      14,615        12,135

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                           45,000        20,000

OTHER LIABILITIES                                                    6,616         5,846
                                                                  --------      --------
TOTAL LIABILITIES                                                  678,852       670,412
                                                                  --------      --------

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2004 and 2003
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,954,512 and 10,522,300 shares
 outstanding at December 31, 2004 and December 31, 2003,
 respectively                                                          106           106
Additional paid-in capital                                          47,659        47,143
Unallocated Common Stock of Employee Stock Ownership Plan           (5,427)       (5,837)
Restricted stock unearned compensation                              (1,543)       (2,094)
Retained earnings                                                   90,399        85,794
Accumulated other comprehensive (loss) income                         (122)          788
Treasury stock, at cost (625,488 shares at December 31, 2004
 and 57,700 at December 31, 2003)                                  (13,021)       (1,096)
                                                                  --------      --------
       Total stockholders' equity                                  118,051       124,804
                                                                  --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $796,903      $795,216
                                                                  ========      ========

See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share amounts)


                                                                    Years Ended December 31,
                                                               ---------------------------------
                                                                 2004         2003         2002
                                                                 ----         ----         ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                 $14,644      $15,834      $20,166
  Securities and mortgage backed securities                     12,725       12,359       13,591
  Consumer loans                                                 1,212        2,440        4,113
  Commercial and industrial loans                                5,087        4,002        3,756
  Federal funds sold                                               288          170          416
  Marketable equity securities                                     355          526          603
  Interest-bearing deposits and other short term investments       117          304          368
                                                               -------      -------      -------

      Total interest and dividend income                        34,428       35,635       43,013
                                                               -------      -------      -------

INTEREST EXPENSE:
  Deposits                                                       9,625       13,122       18,561
  Customer repurchase agreements                                   195          211          213
  Other borrowings                                               1,093          525            1
                                                               -------      -------      -------

      Total interest expense                                    10,913       13,858       18,775
                                                               -------      -------      -------

  Net interest and dividend income                              23,515       21,777       24,238

PROVISION FOR LOAN LOSSES                                          750          750          934
                                                               -------      -------      -------

  Net interest and dividend income after
   Provision for loan losses                                    22,765       21,027       23,304
                                                               -------      -------      -------

NONINTEREST INCOME:
  Income from bank-owned life insurance                            741          806            -
  Service charges and fees                                       2,278        1,859        1,388
  Gains on sales and writedowns of securities, net                 877          409       (1,750)
                                                               -------      -------      -------

      Total noninterest income                                   3,896        3,074         (362)
                                                               -------      -------      -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                10,753        9,685        8,906
  Occupancy                                                      1,808        1,802        1,799
  Computer operations                                            1,582        1,667        1,534
  Stationery, supplies and postage                                 530          560          511
  Other                                                          3,103        3,916        3,909
                                                               -------      -------      -------

      Total noninterest expense                                 17,776       17,630       16,659
                                                               -------      -------      -------

INCOME BEFORE INCOME TAXES                                       8,885        6,471        6,283

INCOME TAXES                                                     2,562        2,820        2,239
                                                               -------      -------      -------

NET INCOME                                                     $ 6,323      $ 3,651      $ 4,044
                                                               =======      =======      =======

EARNINGS PER COMMON SHARE:
  Basic                                                        $  0.65      $  0.36      $  0.39
  Diluted                                                      $  0.64      $  0.36      $  0.38

See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollars in thousands, except per share amounts)


                                                                                        Accumulated
                                                                    Restricted             Other
                                                                      Stock               Compre-
                                              Additional   Unallo-   Unearned             hensive
                               Common Stock     Paid-In     cated     Compen-  Retained   (loss)     Treasury Stock
                              Shares   Amount   Capital     ESOP      sation   Earnings   Income     Shares     Amount      Total
                              ------   ------ ----------   -------  ---------- -------- -----------  ------     ------      -----

BALANCE, JANUARY 1, 2002    10,580,000   $106   $47,623   $     -    $     -    $81,808   $ 1,780          -   $      -   $131,317

Comprehensive income:
  Net income                         -      -         -         -          -      4,044         -          -          -      4,044
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $911            -      -         -         -          -          -    (1,689)         -          -     (1,689)
  Reclassification for
   losses included in net
   income, net of tax
   benefit of $623                   -      -         -         -          -          -     1,127          -          -      1,127
                                                                                                                          --------
Comprehensive income                 -      -         -         -          -          -         -          -          -      3,482
                                                                                                                          --------
Activity related to
 common stock issued as
 Employee incentives                 -      -     2,052    (5,621)    (2,731)         -         -          -          -     (6,300)
Costs associated with
 stock conversion                    -      -      (212)        -          -          -         -          -          -       (212)
Cash dividends declared              -      -         -         -          -     (1,588)        -          -          -     (1,588)
                            ----------   ----   -------   -------    -------    -------   -------   --------   --------   --------

BALANCE, DECEMBER 31, 2002  10,580,000    106    49,463    (5,621)    (2,731)    84,264     1,218          -          -    126,699
Comprehensive income:
  Net income                         -      -         -         -          -      3,651         -          -          -      3,651
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $92             -      -         -         -          -          -      (167)         -          -       (167)
  Reclassification for
   gains included in net
   income, net of taxes
   of $146                           -      -         -         -          -          -      (263)         -          -       (263)
                                                                                                                          --------
Comprehensive income                 -      -         -         -          -          -         -          -          -      3,221
                                                                                                                          --------
Activity related to
 common stock issued
 as employee incentives              -      -    (2,320)     (216)       637          -         -          -          -     (1,899)
Treasury stock purchased             -      -         -         -          -          -         -    (59,700)    (1,134)    (1,134)
Reissuance of treasury
 shares in connection
 with stock option
 exercises                           -      -         -         -          -         (8)        -      2,000         38         30
Cash dividends declared              -      -         -         -          -     (2,113)        -          -          -     (2,113)
                            ----------   ----   -------   -------    -------    -------   -------   --------   --------   --------

BALANCE, DECEMBER 31, 2003  10,580,000    106    47,143    (5,837)    (2,094)    85,794       788    (57,700)    (1,096)   124,804

Comprehensive income:
  Net income                         -      -         -         -          -      6,323         -          -          -      6,323
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $128            -      -         -         -          -          -      (285)         -          -       (285)
  Reclassification for
   gains included in net
   income, net of taxes
   of $252                           -      -         -         -          -          -      (625)         -          -       (625)
                                                                                                                          --------
Comprehensive income                                                                                                         5,413
                                                                                                                          --------
Activity related to
 common stock issued
 as employee incentives              -      -       516       410        551          -         -          -          -      1,477
Treasury stock purchased             -      -         -         -          -          -         -   (569,588)   (11,956)   (11,956)
Reissuance of treasury
 shares in connection
 with stock option
 exercises                           -      -         -         -          -         (5)        -      1,800         31         26
Cash dividends declared              -      -         -         -          -     (1,713)        -          -          -     (1,713)
                            ----------   ----   -------   -------    -------    -------   -------   --------   --------   --------

BALANCE, DECEMBER 31, 2004  10,580,000   $106   $47,659   $(5,427)   $(1,543)   $90,399   $  (122)  (625,488)  $(13,021)  $118,051
                            ==========   ====   =======   =======    =======    =======   =======   ========   ========   ========

See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)


                                                                           Years Ended December 31,
                                                                    --------------------------------------
                                                                      2004           2003           2002
                                                                      ----           ----           ----

OPERATING ACTIVITIES:
  Net Income                                                        $   6,323      $   3,651      $   4,044
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                             750            750            934
    Valuation adjustment of other real estate owned                         -              -            (77)
    Other than temporary write-down of securities                           -             85          2,105
    Depreciation and amortization of premises and equipment             1,003          1,080          1,052
    Net amortization of premiums and discounts on securities,
     mortgage Backed securities and mortgage loans                      1,452          3,273          1,601
    Amortization of unearned compensation                               1,962            769            302
    Gain on sale of other real estate owned                                 -              -            (62)
    Gain on sale of fixed assets                                            -            (50)             -
    Net realized securities gains                                        (877)          (494)          (355)
    Deferred income tax benefit                                          (615)          (992)        (2,843)
    Increase in cash surrender value of bank-owned life insurance        (741)          (806)             -
  Changes in assets and liabilities:
    Accrued interest and dividends                                          4            382            264
    Other assets                                                          748           (708)           905
    Other liabilities                                                     155           (646)          (428)
                                                                    ---------      ---------      ---------

      Net cash provided by operating activities                        10,164          6,294          7,442
                                                                    ---------      ---------      ---------

INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                                       $ (18,473)     $ (61,941)     $ (42,389)
    Proceeds from maturities and principal collections                 17,000         37,980         42,053
  Securities, available for sale:
    Purchases                                                          (5,332)       (19,883)       (37,445)
    Proceeds from sales                                                11,891         34,595          4,222
    Proceeds from calls, maturities and principal collections           4,155         40,610         23,598
  Mortgage backed securities, held to maturity:
    Purchases                                                         (39,255)      (127,681)      (129,145)
    Principal collections                                              54,687         93,000         49,839
  Mortgage backed securities, available for sale:
    Purchases                                                         (41,110)       (43,383)       (60,975)
    Proceeds from sales                                                20,325          8,104         20,214
    Principal collections                                              22,943         47,111         38,236
  Purchase of Federal Home Loan Bank of Boston and other stock              -           (304)          (299)
  Purchase of residential mortgages                                   (35,294)       (11,462)        (6,061)
  Net other increase in loans                                          10,864         22,821         61,545
  Proceeds from sale of other real estate owned                             -              -            301
  Purchases of premise and equipment                                     (734)          (452)          (322)
  Proceeds from sale of fixed assets                                        -            499              -
  Purchase of bank-owned life insurance                                     -        (15,701)             -
                                                                    ---------      ---------      ---------

      Net cash provided by (used in) investing activities               1,667          3,913        (36,628)
                                                                    ---------      ---------      ---------

FINANCING ACTIVITIES:
  (Decrease) increase in deposits                                     (19,810)       (23,634)        18,956
  Increase in customer repurchase agreements                            2,480          3,411          2,663
  Federal Home Loan Bank of Boston advances                            25,000          5,000         15,000
  Purchase of common stock in connection with employee
   benefit program                                                       (485)        (2,668)        (6,301)
  Cash dividends paid                                                  (1,713)        (2,113)        (1,588)
  Treasury stock purchased                                            (11,956)        (1,134)             -
  Reissuance of treasury shares in connection with stock
   option exercises                                                        26             30              -
  Stock issuance costs                                                      -              -             (4)
                                                                    ---------      ---------      ---------
      Net cash (used in) provided by financing activities              (6,458)       (21,108)        28,726
                                                                    ---------      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                5,373        (10,901)          (460)

  Beginning of year                                                    45,674         56,575         57,035
                                                                    ---------      ---------      ---------
  End of year                                                       $  51,047      $  45,674      $  56,575
                                                                    =========      =========      =========

See notes to consolidated financial statements

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations and Basis of Presentation - Westfield Financial, Inc. is a Massachusetts corporation. The Company has a federally-chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates 10 branches in Western Massachusetts. The Bank's primary source of revenue is earned from loans to small and middle-market businesses and to residential property homeowners.

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

      On July 23, 2004 Westfield Bank and Westfield Mutual Holding Company completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS".

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp., Elm Street Securities Corporation, and the REIT prior to its dissolution. All material intercompany balances and transactions have been eliminated in consolidation.

      Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and other than temporary impairment of investment securities.

      Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2004 and 2003 includes partially restricted cash of approximately $347,000, and $154,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

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

      Realized gains and losses on sales of securities and mortgage backed securities are computed using the specific identification method and are included in noninterest income. The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

      Other than Temporary Impairment of Securities - On a quarterly basis, the Company reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Bank's methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for identified problem loans and a formula allowance for the remainder of the portfolio. The specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -

      Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. In determining the loss factors to apply to each loan category, the Company considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Loss factors may be adjusted for qualitative factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

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

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically review the loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require adjustment to the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting results of operations.

      Management believes that the allowance for loan losses accurately reflects estimated credit losses for specifically identified loans, as well as probable credit losses inherent in the remainder of the portfolio as of the end of the periods presented.

      Transfers and Servicing of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company,
      (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

      Retirement Plans and Employee Benefits - The Company provides a defined benefit pension plan for eligible employees through membership in the Savings Banks Employees Retirement Association ("SBERA"). The Company's policy is to fund pension cost as accrued. Employees are also eligible to participate in a 401(k) plan through SBERA. The Company makes matching contributions to this plan at 50% of up to 6% of the employees' eligible compensation.

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

      Earnings per common share for the years ended December 31, have been computed based on the following (in thousands, except per share data):


                                                                 2004        2003         2002
                                                                 ----        ----         ----

      Net income available to common stockholders               $6,323      $ 3,651      $ 4,044
                                                                ======      =======      =======

      Weighted average number of common shares outstanding       9,706       10,037       10,336
      Effect of dilutive stock awards                              224          176          261
                                                                ------      -------      -------
      Adjusted weighted average number of common shares
       outstanding used to calculate diluted earnings per
       common shares                                             9,930       10,213       10,597
                                                                ======      =======      =======

      Basic earnings per share                                  $ 0.65      $  0.36      $  0.39

      Diluted earnings per share                                $ 0.64      $  0.36      $  0.38

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

      For the years ended December 31,


                                                             2004        2003        2002
                                                             ----        ----        ----
                                                         (In thousands, except per share data)

      Net income as reported                                $6,323      $3,651      $4,044

        Less: Compensation expense
         determined under fair value
         based method for all awards,
         net of tax effects                                   (272)       (254)       (129)
                                                            ------      ------      ------
            Pro forma net income                            $6,051      $3,397      $3,915
                                                            ======      ======      ======

      Net income per share
        Basic as reported                                   $ 0.65      $ 0.36      $ 0.39
        Basic pro forma                                       0.62        0.34        0.38
        Diluted as reported                                   0.64        0.36        0.38
        Diluted pro forma                                     0.61        0.33        0.37

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                              Years Ended
                                                              December 31,
                                                        ------------------------
                                                           2004          2002
                                                           ----          ----

                Dividend yield                          1.02%         1.25%
                Expected life in years                    10 years      10 years
                Expected volatility                       17%           15%
                Risk-free interest rate                 4.16%         3.58%

      No options were granted in 2003.

      Recent accounting pronouncements

      In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company's financial position or results of operations.

      In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

      The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

      The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

      FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

      The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).

      The changes in accounting will replace existing requirements under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," would remain unchanged.

      On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

2.    SECURITIES

      Securities are summarized as follows:


                                                               December 31, 2004
                                                -----------------------------------------------
                                                              Gross        Gross      Estimated
                                                Amortized   Unrealized   Unrealized     Fair
                                                  Cost        Gains        Losses       Value
                                                ---------   ----------   ----------   ---------
                                                                 (In Thousands)

      Held to maturity:
        Federal agency obligations              $38,160      $  117         $266       $38,011
        Municipal bonds                          29,147         520           70        29,597
        Corporate debt securities                 3,991          55            -         4,046
                                                -------      ------         ----       -------

      Total held to maturity                     71,298         692          336        71,654
                                                -------      ------         ----       -------

      Available for sale:
        Equity securities                         7,301           -          315         6,986
        Federal agency obligations                6,991          63            4         7,050
        Corporate debt securities                   918          14            -           932
                                                -------      ------         ----       -------

      Total available for sale                   15,210          77          319        14,968
                                                -------      ------         ----       -------

      Total Securities                          $86,508      $  769         $655       $86,622
                                                =======      ======         ====       =======


                                                               December 31, 2003
                                                -----------------------------------------------
                                                              Gross        Gross      Estimated
                                                Amortized   Unrealized   Unrealized     Fair
                                                  Cost        Gains        Losses       Value
                                                ---------   ----------   ----------   ---------
                                                                 (In Thousands)

      Held to maturity:
        Federal agency obligations              $43,250      $  501         $ 12       $43,739
        Municipal bonds                          21,687         369           15        22,041
        Corporate debt securities                 4,990         233            -         5,223
                                                -------      ------         ----       -------

      Total held to maturity                     69,927       1,103           27        71,003
                                                -------      ------         ----       -------

      Available for sale:
        Equity securities                        14,594       1,004          143        15,455
        Federal agency obligations                6,487          73            3         6,557
        Corporate debt securities                 3,745          49            -         3,794
                                                -------      -------        ----       -------

      Total available for sale                   24,826       1,126          146        25,806
                                                -------      -------        ----       -------

      Total Securities                          $94,753      $2,229         $173       $96,809
                                                =======      ======         ====       =======

      Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:


                                                           December 31, 2004
                                             --------------------------------------------
                                             Less than Twelve Months   Over Twelve Months
                                             -----------------------   ------------------
                                                Gross                   Gross
                                              Unrealized    Fair      Unrealized    Fair
                                                Losses      Value       Losses      Value
                                              ----------    -----     ----------    -----
                                                              (In Thousands)

      Held to maturity:
        Federal agency obligations               $266      $22,894      $  -       $     -
        Municipal bonds                            70        6,110         -             -
                                                 ----      -------      ----       -------

      Total held to maturity                      336       29,004         -             -
                                                 ----      -------      ----       -------

      Available for sale:

        Equity securities                          75        4,330       240           760
        Federal agency obligations                  4          943         -             -
                                                 ----      -------      ----       -------

      Total available for sale                     79        5,273       240           760
                                                 ----      -------      ----       -------

      Total Temporarily Impaired Securities      $415      $34,277      $240       $   760
                                                 ====      =======      ====       =======


                                                           December 31, 2003
                                             --------------------------------------------
                                             Less than Twelve Months   Over Twelve Months
                                             -----------------------   ------------------
                                                Gross                   Gross
                                              Unrealized    Fair      Unrealized    Fair
                                                Losses      Value       Losses      Value
                                              ----------    -----     ----------    -----
                                                              (In Thousands)

      Held to maturity:
        Federal agency obligations               $ 12      $ 5,267      $  -       $     -
        Municipal bonds                            15        1,450         -             -
                                                 ----      -------      ----       -------

      Total held to maturity                       27        6,717         -             -
                                                 ----      -------      ----       -------

      Available for sale:

        Equity securities                         124        7,043        19         1,352
        Federal agency obligations                  -            -         3         1,212
                                                 ----      -------      ----       -------

      Total available for sale                    124        7,043        22         2,564
                                                 ----      -------      ----       -------

      Total Temporarily Impaired Securities      $151      $13,760      $ 22       $ 2,564
                                                 ====      =======      ====       =======

      At December 31, 2004, twelve debt securities have gross unrealized losses of 1.1% from the Bank's amortized cost basis of temporarily impaired debt securities. Because these losses relate to federally-sponsored agency obligations and highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2004, three equity securities classified as available for sale have an unrealized loss of 1.7% from the Bank's amortized cost basis of temporarily impaired equity securities which existed for less than twelve months and is principally related to fluctuations in interest rates. These losses relate to mutual funds which invest primarily in short term debt instruments and adjustable rate mortgage-backed securities. Because these losses are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2004, one equity security classified as available for sale has an unrealized loss of 2.4% from the Bank's amortized cost basis of temporarily impaired equity securities which existed for greater than twelve months. Because the security is an adjustable rate preferred stock issued by a federally-sponsored agency, the unrealized loss is principally related to fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, the decline is not deemed to be other than temporary.


                                                              December 31, 2004
                                                            -----------------------
                                                            Amortized    Estimated
                                                              Cost       Fair Value
                                                            ---------    ----------
                                                                (In Thousands)

      Held to maturity:
        Due in one year or less                              $ 3,991      $ 4,046
        Due after one year through five years                 18,179       18,033
        Due after five years through ten years                17,389       17,337
        Due after ten years                                   31,739       32,238
                                                             -------      -------

      Total held to maturity                                 $71,298      $71,654
                                                             =======      =======

      Available for sale:
        Due after five years through ten years               $ 6,043      $ 6,106
        Due after ten years                                    1,866        1,876
                                                             -------      -------

      Total available for sale                               $ 7,909      $ 7,982
                                                             =======      =======

      Gross gains of $1,130,000, $771,000, and $423,000, and gross losses $39,000, $333,000, and $897,000 were recorded on securities during the years ended December 31, 2004, 2003, and 2002, respectively. During 2004, 2003, and 2002, the Company recorded losses of $ - 0 -, 85,000, and $2,105,000, respectively, for other than temporary impairments in value.

      Securities with a carrying value of $37 million and $35 million were pledged as collateral to the Federal Reserve Bank of Boston at December 31, 2004 and 2003, respectively.

      Unrealized losses on securities available for sale, net of tax were $176,000 and unrealized gains on securities available for sale were $647,000 at December 31, 2004 and 2003, respectively.

3.    MORTGAGE BACKED SECURITIES

      Mortgage backed securities are summarized as follows:


                                                               December 31, 2004
                                                -----------------------------------------------
                                                              Gross        Gross      Estimated
                                                Amortized   Unrealized   Unrealized     Fair
                                                  Cost        Gains        Losses       Value
                                                ---------   ----------   ----------   ---------
                                                                 (In Thousands)

      Held to maturity:
        Fannie Mae                              $120,595     $  234        $1,250     $119,579
        Freddie Mac                               39,772        171           280       39,663
        Ginnie Mae                                14,775         33           159       14,649
        Collateralized Mortgage Obligations          160          -             -          160
                                                --------     ------        ------     --------

      Total held to maturity                     175,302        438         1,689      174,051
                                                --------     ------        ------     --------

      Available for sale:
        Fannie Mae                                32,676        178           141       32,713
        Freddie Mac                               22,842         66            70       22,838
        Ginnie Mae                                15,036         58            25       15,069
        Collateralized Mortgage Obligations        2,688         51            43        2,696
                                                --------     ------        ------     --------

      Total available for sale                    73,242        353           279       73,316
                                                --------     ------        ------     --------

      Total Mortgage Backed Securities          $248,544     $  791        $1,968     $247,367
                                                ========     ======        ======     ========


                                                               December 31, 2003
                                                -----------------------------------------------
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
                                                ========     ======        ======     ========

      Collateralized Mortgage Obligations include tranches of AAA investment grade and consist of high quality mortgage obligations.

      Gross gains of $135,000, $56,000 and $850,000 and gross losses of $349,000, - 0 -, and $21,000 were recorded on mortgage backed securities during the years ended December 31, 2004, 2003, and 2002, respectively.

      Unrealized gains on mortgage backed securities available for sale, net of tax were $54,000 and $141,000 at December 31, 2004 and 2003, respectively.

      Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been a continuous loss position, follows:


                                                               December 31, 2004
                                               ------------------------------------------------
                                               Less than Twelve Months      Over Twelve Months
                                               -----------------------    ---------------------
                                                 Gross                      Gross
                                               Unrealized       Fair      Unrealized     Fair
                                                 Losses         Value       Losses       Value
                                               ----------       -----     ----------     -----

      Held to maturity:
        Fannie Mae                               $  573       $ 57,204       $677       $36,727
        Freddie Mac                                 260         19,887         20         1,559
        Ginnie Mae                                  159         10,580          -             -
                                                 ------       --------       ----       -------

      Total held to maturity                        992         87,671        697        38,286
                                                 ------       --------       ----       -------

      Available for sale:
        Fannie Mae                                  141         13,414          -             -
        Freddie Mac                                  70          8,202          -             -
        Ginnie Mae                                   23          4,563          2         1,262
        Collateralized Mortgage Obligations           -              -         43         1,624
                                                 ------       --------       ----       -------

      Total available for sale                      234         26,179         45       $ 2,886
                                                 ------       --------       ----       -------

      Total Temporarily Impaired Securities      $1,226       $113,850       $742       $41,172
                                                 ======       ========       ====       =======


                                                  December 31, 2003
                                               -----------------------
                                               Less than Twelve Months
                                               -----------------------
                                                 Gross
                                               Unrealized       Fair
                                                 Losses         Value
                                               ----------       -----

      Held to maturity:
        Fannie Mae                               $  895       $ 81,245
        Freddie Mac                                 301         23,283
        Ginnie Mae                                   60          5,882
                                                 ------       --------

      Total held to maturity                      1,256        110,475
                                                 ------       --------

      Available for sale:
        Fannie Mae                                  103          7,485
        Freddie Mac                                  99          8,349
        Ginnie Mae                                   88         13,133
        Collateralized Mortgage Obligations          36          2,963
                                                 ------       --------

      Total available for sale                      326         31,930
                                                 ------       --------

      Total Temporarily Impaired Securities      $1,582       $142,340
                                                 ======       ========

      None of the mortgage backed securities that had an unrealized loss as of December 31, 2003 were in a loss position for more than twelve months in 2003.

      At December 31, 2004, sixty-seven mortgage backed securities have gross unrealized losses of 1.3% from the Bank's amortized cost basis of temporarily impaired mortgage backed securities. Because these losses relate to mortgage-backed securities, which were primarily issued by federally-sponsored agencies; are the result of fluctuations in interest rates; and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

4.    LOANS

      Loans consisted of the following amounts:


                                                                      December 31,
                                                                 ---------------------
                                                                   2004         2003
                                                                 ---------------------
                                                                     (In Thousands)

      Residential real estate                                    $122,822     $110,547
      Commercial and industrial                                    94,726       85,292
      Commercial real estate                                      144,336      131,292
      Consumer                                                     11,565       22,310
                                                                 --------     --------

        Total Loans                                               373,449      349,441

      Unearned premiums and deferred loan fees and costs, net         429          181
      Allowance for loan losses                                    (5,277)      (4,642)
                                                                 --------     --------
                                                                 $368,601     $344,980
                                                                 ========     ========

      The following table summarizes information regarding impaired loans:


                                                    December 31,
                                               ----------------------
                                                   2004      2003
                                               ----------------------
                                               (Dollars in Thousands)

      Recorded investment in impaired loans       $1,826    $1,900
      Specific allowance for impaired loans          500        70
      Impaired loans in nonaccrual status          1,663        49


                                                                                   Years Ended
                                                                                   December 31,
                                                                            --------------------------
                                                                             2004      2003      2002
                                                                            --------------------------
                                                                            (Dollars in Thousands)

      Average recorded investment in impaired loans                         $1,787    $1,970    $2,008
      Income recorded during the period for impaired loans                      11       126       130
      Income recorded on cash basis during the period for impaired loans        12       127       143

      There were no restructured loans at December 31, 2004, 2003 and 2002.

      Nonaccrual loans at December 31, 2004, December 31, 2003 and 2002 and related interest income are summarized as follows:


                                                     At or For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                      2004      2003      2002
                                                     --------------------------
                                                       (Dollars in Thousands)

      Amount                                         $2,171    $1,768    $2,383
      Interest income that would have been
       recorded under the original contract terms       176       134       146

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $21.7 million and $31.8 million at December 31, 2004 and 2003, respectively. Net service fee income (expense) of $30,000, ($46,000), and $76,000 was recorded for the years ended December 31, 2004, 2003, and 2002, respectively.

      The Company's servicing assets are recorded at fair value at the time the asset is acquired. The fair value is based upon the net present value of future cash flows of the net servicing revenue. Assumptions used in determining fair value include service fee revenue, float revenue, escrow revenue, servicing expense, and estimated life of the underlying loans. The fair value of the asset is recalculated quarterly to determine possible impairment. At December 31, 2004 and 2003, the Company's servicing assets had a fair value of $71,000 and $90,000 and a carrying value in other assets of $52,000 and $76,000, respectively. There were no impairment losses on servicing assets in 2004. The servicing asset is amortized in proportion to the estimated net servicing revenue of the loans.

      No amounts of mortgage servicing assets were capitalized during 2004 and 2003. Amortization expense on the Company's mortgage servicing assets for the years ended December 31, 2004, 2003, and 2002 totaled $24,000, $106,000, and $143,000, respectively. In addition, for the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $30,000 and $253,000, respectively.

5.    ALLOWANCE FOR LOAN LOSSES

      An analysis of changes in the allowance for loan losses is as follows:


                                             Years Ended
                                            December 31,
                                    ----------------------------
                                     2004       2003       2002
                                    ----------------------------
                                           (In Thousands)

      Balance, beginning of year    $4,642     $4,325     $3,923
      Provision                        750        750        934
      Charge-offs                     (404)      (725)      (928)
      Recoveries                       289        292        396
                                    ------     ------     ------

      Balance, end of year          $5,277     $4,642     $4,325
                                    ======     ======     ======

6.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:


                                                       December 31,
                                                   -------------------
                                                     2004        2003
                                                   -------------------
                                                      (In Thousands)

      Land                                         $ 2,201     $ 2,201
      Buildings                                      9,915       9,866
      Leasehold improvements                           743         735
      Furniture and equipment                        6,338       5,666
                                                   -------     -------
      Total                                         19,197      18,468

      Accumulated depreciation and amortization     (7,692)     (6,694)
                                                   -------     -------

      Premises and equipment, net                  $11,505     $11,774
                                                   =======     =======

      Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 amounted to $1,003,000, $1,080,000, and
      $1,052,000, respectively.

7.    DEPOSITS

      Deposit accounts by type and weighted average rates are summarized as follows:


                                             Years Ended December 31,
                                      --------------------------------------
                                        2004      Rate       2003      Rate
                                        ----      ----       ----      ----
                                              (Dollars in Thousands)

      Demand and Now:
        Now accounts                  $ 57,050    0.51%    $ 42,465    0.54%
        Demand accounts                 48,305       -       54,620       -

      Savings:
        Regular accounts                44,882    0.50       46,331    0.50
        Money market accounts          149,288    0.93      154,825    0.98

      Time certificates of deposit     313,096    2.51      334,190    2.58
                                      --------             --------

      Total Deposits                  $612,621             $632,431
                                      ========             ========

      Time deposits of $100,000 or more totaled approximately $63.9 million and $69.8 million at December 31, 2004 and 2003, respectively. Interest expense on such deposits totaled $1.6 million, $2.3 million and $3.1 million for the years ended December 31, 2004, 2003, and 2002 respectively.

      Cash paid for interest was:


                                                 Years Ended
                                                 December 31,
                                        -----------------------------
                                          2004       2003       2002
                                        -----------------------------
                                                (In Thousands)

      Deposits                          $ 9,615    $13,130    $18,571
      Customer Repurchase Agreements        195        211        213
      Federal Home Loan Advances          1,093        525          -
                                        -------    -------    -------
      Total                             $10,903    $13,866    $18,784
                                        =======    =======    =======

      At December 31, 2004, the scheduled maturities of time certificates of deposits are as follows:


                                         Amount          Rate
                                        ----------------------
                                        (Dollars in Thousands)

      Within 1 year                     $184,500         2.14%
      Over 1 year to 3 years             103,856         2.88
      Over 3 years to 5 years             24,740         3.71
                                        --------

      Total certificates of deposits    $313,096         2.51%
                                        ========

      Interest expense on deposits for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:


                                              December 31,
                                      ----------------------------
                                       2004      2003       2002
                                      ----------------------------
                                             (In Thousands)

      Savings                         $  234    $   371    $   474
      Money market accounts            1,419      1,860      2,541
      Time certificates of deposit     7,723     10,544     14,957
      Other interest bearing             249        347        589
                                      ------    -------    -------

                                      $9,625    $13,122    $18,561
                                      ======    =======    =======

8.    CUSTOMER REPURCHASE AGREEMENTS

      The following table summarizes information regarding repurchase agreements:


                                                                         Years Ended
                                                                        December 31,
                                                                   ----------------------
                                                                     2004           2003
                                                                   ----------------------
                                                                   (Dollars in Thousands)

      Balance outstanding, end of year                             $14,615        $12,135
      Maximum amount outstanding at any month end during period     16,439         14,247
      Average amount outstanding during period                      15,934         13,192
      Weighted average interest rate                                  1.23%          1.21%
      Book value of collateral pledged end of year                  36,701         35,204
      Fair value of collateral pledged end of year                  36,562         35,570

9.    FEDERAL HOME LOAN BANK ADVANCES

      The following fixed rate advances are collateralized by a blanket lien on the Company's residential real estate loans and certain mortgage backed securities.


                                                     December 31,
                                December 31,       Weighted Average
                                   Amount                Rate
                             ------------------    ----------------
                               2004       2003     2004      2003
                             ------------------    ----------------
              Year                   (Dollars in Thousands)
              ----

              2005           $ 5,000    $ -          2.4%      -%
              2006            10,000      5,000      3.0     2.6
              2007            20,000     10,000      3.1     3.2
              2008             5,000      5,000      3.9     3.9
              2009             5,000          -      3.3       -
      Total FHLB advances    $45,000    $20,000      3.1%    3.2%

10.   LINE OF CREDIT

      The Company has a line of credit with the Federal Reserve Bank of Boston collateralized by investments. Additionally, the Company has an "Ideal Way" line of credit with the Federal Home Loan Bank for $9,541,000 and $4,541,000 for the years ended December 31, 2004 and 2003, respectively. Interest on this line of credit is payable at a rate determined and reset by the Federal Home Loan Bank on a daily basis. The outstanding principal shall be due daily but that portion not repaid will be automatically renewed. No amounts were outstanding under these lines at December 31, 2004 and 2003.

11.   STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

      Stock Options

      Under the Company's Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 497,260 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. All options currently outstanding vest at 20% per year.

      A summary of the status of the Company's stock options for the years ended December 31, 2004 and 2003 is presented below:


                                                  Weighted Average
                                      Shares       Exercise Price
                                      ------      ----------------
      Balance at December 31, 2002    448,000          $14.39
      Exercised                        (2,000)          14.39
      Forfeited                        (1,500)          14.39
                                      -------
      Balance at December 31, 2003    444,500           14.39

      Granted                           2,500           25.00
      Exercised                        (1,800)          14.39
                                      -------
      Balance at December 31, 2004    445,200           14.45
                                      =======

      The weighted average fair value of the options granted in 2004 and 2002 using the Black-Scholes option pricing model were $7.93 per share and $3.75 per share, respectively. No options were granted in 2003.

      Assumptions used to determine the weighted average fair value of options granted:


                                        Years Ended
                                       December 31,
                                 ------------------------
                                    2004          2002
                                    ----          ----

      Dividend yield             1.02%         1.25%
      Expected life in years       10 years      10 years
      Expected volatility          17%           15%
      Risk-free interest rate    4.16%         3.58%

      Information pertaining to options outstanding at December 31, 2004 is as follows:


                                 Weighted Average
      Exercise       Number          Remaining          Number
        Price     Outstanding    Contractual Life    Exercisable
      --------    -----------    ----------------    -----------

       $14.39       442,700          7.6 Years         174,800
        25.00         2,500          9.1 Years             500
                    -------                            -------

                    445,200                            175,300
                    =======                            =======

      Stock Awards

      Under the Company's Recognition and Retention Plan dated November 1, 2002, the Company may grant stock awards to its directors, officers and employees for up to 198,904 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period to be benefited. The Company recorded compensation cost related to the stock awards of approximately $551,000 in 2004, $544,000 in 2003 and $109,000 in
      2002.

      Stock awards for 189,800 shares, having a fair value of $14.39 per share, were granted during 2002. Stock awards for 1,000 shares, having a fair value of $25.00 per share, were granted in 2004. No stock awards were granted in 2003.

      Employee Stock Ownership Plan

      In January 2002, the Company established an Employee Stock Ownership Plan (the ESOP) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the conversion, the Company provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 8%, or 397,808 shares, of the Company's outstanding stock in the open market. The loan bears interest equal to 8.0% and provides for annual payments of interest and principal.

      At December 31, 2004 the remaining principal balance is payable as follows:


      Years Ending
      December 31     (In thousands)
      ------------    --------------

          2005               201
          2006               201
          2007               201
          2008               201
          2009               201
       Thereafter          4,434
                           -----

                           5,439
                           =====

      The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $440,000, $225,000 and $193,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

      Shares held by the ESOP include the following at December 31, 2004 and 2003.


                                     2004       2003
                                     ----       ----

      Allocated                     33,216     13,679
      Committed to be allocated     19,135     20,528
      Unallocated                  343,949    363,084
                                   -------    -------
                                   396,300    397,291
                                   =======    =======

      Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of these shares was approximately $8.9 million and $8.6 million at December 31, 2004 and 2003, respectively.

      ESOP shares are considered outstanding for earnings per share calculations based on the value of shares allocated. Unallocated ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

12.   RETIREMENT PLANS AND EMPLOYEE BENEFITS

      Pension Plan - The Company provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan (the "Plan"). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

      The following table provides information for the Plan at December 31:


                                                         2004       2003       2002
                                                         ----       ----       ----
                                                               (In Thousands)

      Change in benefit obligation:
        Benefit obligation, beginning of year           $7,410     $6,515     $6,262
        Service cost                                       548        504        513
        Interest                                           463        439        438
        Actuarial loss (gain)                              570         80       (223)
        Benefits paid                                     (186)      (128)      (475)
                                                        ------     ------     ------
        Benefit obligation, end of year                 $8,805     $7,410     $6,515
                                                        ======     ======     ======

      Change in plan assets:
        Fair value of plan assets, beginning of year    $5,658     $4,498     $4,678
        Actual return (loss) on plan assets                607        708       (460)
        Employer contribution                              457        580        755
        Benefits paid                                     (186)      (128)      (475)
                                                        ------     ------     ------
        Fair value of plan assets, end of year          $6,536     $5,658     $4,498
                                                        ======     ======     ======

      Funded status (benefit obligation less
       fair value of plan assets)                       $2,269     $1,752     $2,017
      Unrecognized net actuarial loss                     (574)      (165)      (453)
      Transition liability                                 115        127        139
                                                        ------     ------     ------
      Accrued benefit cost                              $1,810     $1,714     $1,703
                                                        ======     ======     ======

      Accumulated benefit obligation                    $4,635     $4,263     $3,571
                                                        ======     ======     ======

      Net pension cost includes the following components for the years ended December 31:


                                    2004      2003      2002
                                    ----      ----      ----
                                         (In Thousands)

      Service cost                 $ 548     $ 504     $ 513
      Interest cost                  463       439       438
      Expected return on assets     (452)     (360)     (374)
      Actuarial (gain) loss            7        19        (7)
      Transition obligation          (12)      (12)      (12)
                                   -----     -----     -----

      Net periodic pension cost    $ 554     $ 590     $ 558
                                   =====     =====     =====

      The following actuarial assumptions were used for the years ended December 31:


                                          2004     2003     2002
                                          ----     ----     ----

      Weighted-average assumptions:
        Discount rate                     6.25%    6.75%    7.00%
        Expected return on plan assets    8.00%    8.00%    8.00%
        Rate of compensation increase     5.00%    5.00%    5.50%

      The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3% to 5% for equity investments. The Company expects to contribute $477,000 to its pension plan in 2005.

      The Company's pension plan asset allocation at December 31, 2004 and 2003 and target allocation for 2004 are as follows:


                                                                        Percentage of Plan
                                                                              Assets
                                                            Target        at December 31,
                                                          Allocation    ------------------
      Asset Category                                         2004        2004        2003
      --------------                                      ----------     ----        ----

      Fixed Income Securities (including money market)     25 - 45%      34.2%       45.1%
      Equity Securities                                    55 - 75%      65.8        54.9
                                                                        -----       -----
      Total                                                             100.0%      100.0%
                                                                        =====       =====

      Trustees of the Savings Bank Employees Retirement Association ("SBERA") select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

      The Company estimates that the benefits to be paid from the pension plan for years ended December 31,


                                     Benefit Payments to
                  Year                   Participants
                  ----               -------------------
                                        (In Thousands)

                  2005                      $  318
                  2006                       1,297
                  2007                          51
                  2008                           7
                  2009                         983
      In Aggregate for 2010 - 2013           1,652
                                            ------
                                            $5,308
                                            ======

      Postretirement Benefits - The Company provides postretirement life insurance benefits to employees based on the employee's salary at time of retirement. The accrual of postretirement benefits other than pension expense is made during the years an employee provides service. The following sets forth the funded status:


                                                 December 31,
                                                2004      2003
                                                ----      ----
                                                (In Thousands)

      Benefits obligation and funded status    $(730)    $(610)
      Transitional obligation                    232       166
      Accrued benefit costs                    $(498)    $(444)

      Actuarial assumptions used in accounting for the postretirement benefit plan were:


                                                        December 31,
                                                      ----------------
                                                      2004       2003
                                                      ----       ----
                                                       (In Thousands)

      Assumed average salary compensation increase    5.00%      5.00%
      Discount rate                                   6.25%      6.75%

      Benefit cost                                    $ 17       $ 60
      Benefit paid                                      71         69

      Net periodic benefit cost for:


                                                      Years Ended December 31,
                                                      ------------------------
                                                       2004     2003     2002
                                                       ----     ----     ----

      Assumed average salary compensation increase     5.00%    5.00%    5.00%
      Discount Rate                                    6.25     6.75     6.75
      Expected long-term rate of return on assets      8.00     8.00     8.00

      Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2004 and 2003, the Company had accrued $2.0 million and $1.8 million, respectively, relating to these benefits. Amounts charged to expense were $289,000, $180,000, and $23,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      401(k) - Employees are eligible to participate in a 401(k) plan through SBERA. The Company makes a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan. The Company's contribution to the plan were $134,000, $150,000 and $113,000, for the years ended December 31,
      2004, 2003 and 2002, respectively.

13.   REGULATORY CAPITAL

      The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 2004, the most recent notification from The Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2004 and 2003 are also presented in the table.


                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                Minimum           Capitalized
                                                                              For Capital         Under Prompt
                                                                               Adequacy            Corrective
                                                           Actual              Purposes        Action Provisions
                                                      Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                      ------     -----      ------    -----     ------     -----
                                                                        (Dollars in Thousands)

      December 31, 2004
        Total Capital (to Risk Weighted Assets):
          Consolidated                               $123,222    26.90%    $36,650    8.00%        N/A        -
          Bank                                         87,916    19.49      36,091    8.00     $45,114    10.00%
        Tier 1 Capital (to Risk Weighted Assets):
          Consolidated                                117,945    25.75      18,325    4.00         N/A        -
          Bank                                         82,639    18.32      18,046    4.00      27,069     6.00
        Tier 1 Capital (to Adjusted Total Assets):
          Consolidated                                117,945    14.69      32,125    4.00         N/A        -
          Bank                                         82,639    10.85      30,452    4.00      38,065     5.00


                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                Minimum           Capitalized
                                                                              For Capital         Under Prompt
                                                                               Adequacy            Corrective
                                                           Actual              Purposes        Action Provisions
                                                      Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                      ------     -----      ------    -----     ------     -----
                                                                        (Dollars in Thousands)

      December 31, 2003

        Total Capital (to Risk Weighted Assets):
          Consolidated                               $129,120    29.63%    $34,864    8.00%        N/A        -
          Bank                                         82,733    19.57      33,820    8.00     $42,275    10.00%
        Tier 1 Capital (to Risk Weighted Assets):
          Consolidated                                124,008    28.46      17,432    4.00         N/A        -
          Bank                                         77,621    18.36      16,910    4.00      25,365     6.00
        Tier 1 Capital (to Average Assets):
          Consolidated                                124,008    15.31      32,407    4.00         N/A        -
          Bank                                         77,621    10.18      30,510    4.00      38,137     5.00

      The following is a reconcilliation of the Company's GAAP capital to regulatory Tier 1 capital:


                                                                                          December 31,
                                                                                       2004         2003
                                                                                       ----         ----

      Consolidated GAAP capital                                                      $118,051     $124,804
      Less: Unrealized gains on certain available-for-sale securities, net of tax        (106)        (788)
            Disallowed servicing assets                                                     -           (8)
                                                                                     --------     --------
      Tier 1 Capital                                                                  117,945      124,008

      Plus: Allowance for loan losses                                                   5,277        4,720
            Allowed unrealized gain on available-for-sale securities                        -          392
                                                                                     --------     --------

      Total Regulatory Capital                                                       $123,222     $129,120
                                                                                     ========     ========

14.   INCOME TAXES

      Income taxes consist of the following:


                                             Years Ended December 31,
                                           ----------------------------
                                            2004       2003       2002
                                            ----       ----       ----
                                                  (In Thousands)

      Current tax provision:
        Federal                            $2,883     $2,106     $4,740
        State                                 294      1,706        342
                                           ----------------------------
      Total                                 3,177      3,812      5,082
                                           ----------------------------

      Deferred tax (benefit) provision:
        Federal                              (616)      (992)    (2,843)
        State                                   1          -          -
                                           ----------------------------
      Total                                  (615)      (992)    (2,843)
                                           ----------------------------

      Total                                $2,562     $2,820     $2,239
                                           ============================

      The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:


                                                   Years Ended December 31,
                                                   ------------------------
                                                   2004      2003      2002
                                                   ----      ----      ----

      Statutory federal income tax rate            34.0%     34.0%     34.0%
      Increase (decrease) resulting from:
        State taxes, net of federal tax benefit     2.2%     17.4%      3.6%
        Tax exempt income                          (5.6%)    (5.5%)       -
        Dividends received deduction               (0.1%)    (0.5%)    (0.5%)
        Other, net                                 (1.7%)    (1.8%)    (1.5%)
                                                   ------------------------
      Effective tax rate                           28.8%     43.6%     35.6%
                                                   ========================

      Cash paid for income taxes for the years ended December 31, 2004, 2003, and 2002 was $2.3 million, $7.2 million and $4.6 million, respectively.

      The tax effects of each item that gives rise to deferred taxes are as follows:


                                                     December 31,
                                                  ------------------
                                                   2004       2003
                                                   ----       ----
                                                    (In Thousands)

      Net unrealized loss (gain) on securities
       available for sale                         $   46     $ (406)
      Depreciation                                   (66)      (128)
      Allowance for loan losses                    1,794      1,578
      Deferred income                                  -          -
      Employee benefit plans                       1,525      1,235
      Other                                          321        274
                                                  -----------------

      Net deferred tax asset                      $3,620     $2,553
                                                  =================

      A summary of the change in the net deferred tax asset is as follows:


                                             December 31,
                                           ----------------
                                            2004      2003
                                            ----      ----
                                            (In Thousands)

      Balance at beginning of year         $2,553    $1,285
      Deferred tax benefit                    615       992
      Net unrealized gain/loss
       on securities available for sale       452       276
                                           ----------------

      Balance at end of year               $3,620    $2,553
                                           ================

      The 2003 taxes were affected by Massachusetts legislation that was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts (REITs). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation was retroactive to 1999. The Company's 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

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

15.   TRANSACTIONS WITH DIRECTORS

      The Company has had, and expects to have in the future, loans with its directors and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:


                                             Years Ended
                                             December 31,
                                    -----------------------------
                                      2004       2003       2002
                                    -----------------------------
                                            (In Thousands)

      Balance, beginning of year    $ 7,175     $2,453     $1,570
      New loans granted              10,532      4,911      1,487
      Repayments of principal        (4,240)      (189)      (604)
                                    -------     ------     ------

      Balance, end of year          $13,467     $7,175     $2,453
                                    =======     ======     ======

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

      Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:


                                         December 31,
                                      ------------------
                                        2004       2003
                                        ----       ----
                                        (In Thousands)

      Commitment to extend credit:
        Unused lines of credit        $59,444    $56,112
        Other unused commitments       32,237     24,371
        Mortgage commitments              116        134
        Existing loan agreements        3,123      3,490
        Standby letters of credit       5,297      6,801

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

      At December 31, 2004, outstanding commitments to extend credit totaled $100.2 million, with $6.5 million in fixed rate commitments and $93.7 million in variable rate commitments.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

      The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2013. Certain of the leases provide for renewal periods for up to fifteen years at the discretion of the Company. Rent expense under operating leases was $199,000, $172,000, and $179,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

      Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2004, are as follows:


      Years Ending          (In Thousands)
      ------------

      2005                       $199
      2006                        193
      2007                        104
      2008                         97
      2009                         53
      Thereafter                   41
                                 ----
                                 $687
                                 ====

17.   CONCENTRATIONS OF CREDIT RISK

      Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2004 and 2003, the Company's residential and commercial related real estate loans represented 72% and 69% of total loans, respectively. The Company's policy for collateral requires that the amount of the loan may not exceed 95% and 80% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds the percentage, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

      Deposits - The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The estimated fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

      The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                    2004                      2003
                                           -------------------------------------------------
                                           Carrying    Estimated     Carrying     Estimated
                                            Value      Fair Value     Value       Fair Value
                                           -------------------------------------------------
                                                             (In Thousands)

      ASSETS:
        Cash and cash equivalents          $ 51,047     $ 51,047     $ 45,674      $ 45,674
        Securities:
          Available for sale                 14,968       14,968       25,806        25,806
          Held to maturity                   71,298       71,654       69,927        71,003

        Mortgage backed securities:
          Available for sale                 73,316       73,316       76,177        76,177
          Held to maturity                  175,302      174,051      191,683       191,511
        Federal Home Loan Bank and
         other stock                          4,237        4,237        4,237         4,237

        Loans - net                         368,601      371,377      344,980       353,496

        Accrued interest receivable           3,551        3,551        3,555         3,555

      LIABILITIES:
        Deposits                            612,621      612,216      632,431       633,390

        Customer repurchase agreements       14,615       14,615       12,135        12,135

        Federal Home Loan Bank advances      45,000       44,380       20,000        20,392

        Accrued interest payable                140          140            9             9

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

      The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2004, 2003, and 2002, there is no customer that accounted for more than 10% of the Company's revenue.

20.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The condensed balance sheets of the Company are as follows:


                                                  December 31,
                                        --------------------------------
                                          2004        2003        2002
                                          ----        ----        ----
                                                 (In Thousands)

      ASSETS:
        Due from banks                  $     25    $  7,204    $    660
        Federal funds sold                   987           -      15,232
        Investment in subsidiaries       115,810     117,345     111,027
        Other assets                       1,271         500           -
                                        --------    --------    --------
        TOTAL ASSETS                    $118,093    $125,049    $126,919
                                        ========    ========    ========

      LIABILITIES AND EQUITY:
        Liabilities                     $     42    $    245    $    220
        Equity                           118,051     124,804     126,699
                                        --------    --------    --------
        TOTAL LIABILITIES AND EQUITY    $118,093    $125,049    $126,919
                                        ========    ========    ========

      The condensed statements of income for the Company are as follows:


                                                             December 31,
                                                     ----------------------------
                                                      2004       2003       2002
                                                      ----       ----       ----
                                                            (In Thousands)

      INTEREST AND DIVIDEND INCOME:
        Securities                                   $    -     $   34     $    -
        Interest-bearing deposits                        23         35        232
        Federal funds sold                                6          -         88
                                                     ------     ------     ------
        Total interest income                            29         69        320
                                                     ------     ------     ------

      NONINTEREST EXPENSE:
        Salaries and employee benefits                1,019        786        309
        Other                                           183        294        251
                                                     ------     ------     ------
        Total noninterest expense                     1,202      1,080        560
                                                     ------     ------     ------

      LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES AND BENEFIT FOR INCOME TAX    (1,173)    (1,011)      (240)

      EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES                                7,016      4,248      4,200

      INCOME TAX BENEFIT                               (480)      (414)       (84)
                                                     ------     ------     ------

      NET INCOME                                     $6,323     $3,651     $4,044
                                                     ======     ======     ======

      The condensed statement of cash flows of the Company are as follows:


                                                                              December 31,
                                                                   ----------------------------------
                                                                     2004         2003         2002
                                                                     ----         ----         ----
                                                                             (In Thousands)

      OPERATING ACTIVITIES:
        Net Income                                                 $  6,323     $  3,651     $  4,044
        Equity in undistributed earnings of subsidiaries             (7,016)      (4,248)      (4,200)
        Increase in other liabilities                                  (204)          25          220
        Increase in other assets                                       (771)        (500)           -
        Net transfers from subsidiaries                               7,641            -       23,695
        Other, net                                                      694          637            -
                                                                   --------     --------     --------

            Net cash (used in) provided by operating activities       6,667         (435)      23,759
                                                                   --------     --------     --------

      INVESTING ACTIVITIES:
        Purchase of securities                                         (987)         (34)     (15,000)
        Sale of securities                                                -       15,266            -
        Other, net                                                        -       (2,500)           -
                                                                   --------     --------     --------
            Net cash provided by (used in) investing activities        (987)      12,732      (15,000)
                                                                   --------     --------     --------

      FINANCING ACTIVITIES:
        Cash dividends paid                                          (1,713)      (2,113)      (1,588)
        Treasury stock purchased                                    (11,956)      (1,134)           -
        Other, net                                                      810       (2,506)      (6,511)
                                                                   --------     --------     --------

            Net cash used in financing activities                   (12,859)      (5,753)      (8,099)
                                                                   --------     --------     --------

      NET CHANGE IN CASH AND CASH EQUIVALENTS                        (7,179)       6,544          660

      CASH AND CASH EQUIVALENTS:
        Beginning of year                                             7,204          660            -
                                                                   --------     --------     --------

        End of year                                                $     25     $  7,204     $    660
                                                                   ========     ========     ========

21.   OTHER NONINTEREST EXPENSE

      There is no item that as a component of noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2004, 2003, and 2002 respectively.

22.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                         2004
                                          ------------------------------------------------------------------
                                          First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                          -------------    --------------    -------------    --------------
                                                   (Dollars in thousands, except per share amounts)

      Interest and dividend income            $8,621           $8,372            $8,577           $8,858
      Interest expense                         2,751            2,684             2,688            2,790
                                              ------           ------            ------           ------

      Net interest and dividend income         5,870            5,688             5,889            6,068
                                              ------           ------            ------           ------

      Provision for loan losses                  150              125               200              275
      Noninterest income                         586              888               778              767
      Gains on sales and writedowns
       of securities, net                        478              389                 0               10
      Noninterest expense                      4,483            4,480             4,286            4,527
                                              ------           ------            ------           ------

      Income before income taxes               2,301            2,360             2,181            2,043

      Income taxes                               694              727               627              514
                                              ------           ------            ------           ------

      Net income                              $1,607           $1,633            $1,554           $1,529
                                              ======           ======            ======           ======

      Basic earnings per share                $ 0.16           $ 0.17            $ 0.16           $ 0.16

      Diluted earnings per share              $ 0.16           $ 0.16            $ 0.16           $ 0.16


                                                                         2003
                                          ------------------------------------------------------------------
                                          First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                          -------------    --------------    -------------    --------------
                                                   (Dollars in thousands, except per share amounts)

      Interest and dividend income           $ 9,673           $8,991            $8,393           $8,578
      Interest expense                         3,957            3,575             3,320            3,006
                                             -------           ------            ------           ------

      Net interest and dividend income         5,716            5,416             5,073            5,572
                                             -------           ------            ------           ------

      Provision for loan losses                  200              150               150              250
      Noninterest income                         624              639               710              642
      Gains on sales and writedowns
       of securities, net                         60               53                70              276
      Noninterest expense                      4,629            4,478             4,315            4,208
                                             -------           ------            ------           ------

      Income before income taxes               1,571            1,480             1,388            2,032

      Income taxes (1)                         3,177           (1,253)              337              559
                                             -------           ------            ------           ------

      Net income                             $(1,606)          $2,733            $1,051           $1,473
                                             =======           ======            ======           ======

      Basic (loss) earnings per share        $ (0.16)          $ 0.27            $ 0.11           $ 0.15

      Diluted (loss) earnings per share      $ (0.16)          $ 0.27            $ 0.10           $ 0.14

(1) During the first quarter of 2003, the Company accrued an amount of $2.9 million, net of federal benefit related to the REIT. As a result of the settlement with the Department of Revenue, the Company's second quarter financial results include a credit of approximately $1.45 million, representing a reversal of 40% of the charge taken in the first quarter. See Note 14, Income Taxes, in the notes to the consolidated financial statements.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Westfield Financial, Inc.


We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Westfield Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Westfield Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Westfield Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Westfield Financial, Inc. and our report dated March 8, 2005 expressed an unqualified opinion.


/s/ WOLF & COMPANY, P.C.


Boston, Massachusetts
March 8, 2005