Form 10-Q
period 2005-03-31
WESTFIELD FINANCIAL INC
filed 2005-05-10
CIK 1157647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________

                                  FORM 10-Q

        (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Outstanding at
             Class                                            May 3, 2005
             -----                                          --------------
Common Stock, par value $0.01                                  9,954,512

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2005 and December 31, 2004

         Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2005 and 2004

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Three Months ended March 31, 2005 and 2004

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2005 and 2004

         Notes to Consolidated Financial Statements

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibits

                        FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "may," "could" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.
These factors include, but are not limited to:

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

PART I
ITEM 1.  FINANCIAL STATEMENTS

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)

                                                                   March 31,    December 31,
                                                                      2005           2004
                                                                      ----           ----

ASSETS
Cash and due from banks                                            $  12,476      $  13,961
Federal funds sold                                                    29,521         31,964
Interest-bearing deposits and other short term
 investments                                                           5,152          5,122
                                                                   ---------      ---------

      Cash and cash equivalents                                       47,149         51,047
                                                                   ---------      ---------

SECURITIES:
Available for sale - at estimated fair value                          20,835         14,968

Held to maturity - at amortized cost (estimated fair value
 of $69,694 in March 2005, and $71,654 in December 2004)              70,289         71,298

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                          77,778         73,316

Held to maturity - at amortized cost (estimated fair value of
$166,843 in March 2005, and $174,051 in December 2004)               169,693        175,302

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                       4,237          4,237

LOANS - Net of allowance for loan losses of $5,289 in March
2005 and $5,277 in December 2004                                     372,113        368,601

PREMISES AND EQUIPMENT - Net                                          11,361         11,505

ACCRUED INTEREST AND DIVIDENDS                                         3,590          3,551

BANK OWNED LIFE INSURANCE                                             17,425         17,248

OTHER ASSETS                                                           5,217          5,830
                                                                   ---------      ---------

TOTAL ASSETS                                                       $ 799,687      $ 796,903
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                $  43,484      $  48,305
Interest-bearing                                                     572,359        564,316
                                                                   ---------      ---------

      Total deposits                                                 615,843        612,621
                                                                   ---------      ---------

CUSTOMER REPURCHASE AGREEMENTS                                        13,335         14,615

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                             45,000         45,000

OTHER LIABILITIES                                                      6,742          6,616
                                                                   ---------      ---------

TOTAL LIABILITIES                                                    680,920        678,852
                                                                   ---------      ---------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at March 31, 2005 and December 31, 2004                  -              -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,954,512 shares outstanding at
 March 31, 2005 and December 31, 2004                                    106            106
Additional paid-in capital                                            47,684         47,659
Unallocated common stock of Employee Stock Ownership Plan             (5,427)        (5,427)
Restricted stock unearned compensation                                (1,430)        (1,543)
Retained earnings                                                     91,509         90,399
Accumulated other comprehensive income, net                             (654)          (122)
Treasury stock, at cost (625,488 shares at March 31, 2005 and
 December 31, 2004)                                                  (13,021)       (13,021)
                                                                   ---------      ---------

      Total stockholders' equity                                     118,767        118,051
                                                                   ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 799,687      $ 796,903
                                                                   =========      =========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Income - Unaudited
                (Dollars in thousands, except per share data)

                                                                    Three Months
                                                                   Ended March 31,
                                                                  2005        2004
                                                                  ----        ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                   $3,794      $3,589
  Securities and mortgage-backed securities                       3,191       3,318
  Consumer loans                                                    195         396
  Commercial and industrial loans                                 1,407       1,137
  Federal funds sold                                                171          17
  Marketable equity securities                                       90         112
  Interest-bearing deposits and other short term investments         30          51
                                                                 ------      ------

  Total interest and dividend income                              8,878       8,620
                                                                 ------      ------

INTEREST EXPENSE:
  Deposits                                                        2,562       2,531
  Customer repurchase agreements                                     51          51
  Other borrowings                                                  350         169
                                                                 ------      ------

  Total interest expense                                          2,963       2,751
                                                                 ------      ------

  Net interest and dividend income                                5,915       5,869

PROVISION FOR LOAN LOSSES                                           140         150
                                                                 ------      ------

  Net interest and dividend income after
   provision for loan losses                                      5,775       5,719
                                                                 ------      ------

NONINTEREST INCOME:
  Income from bank owned life insurance                             177         177
  Service charges and fees                                          571         409
  Gain on sales of securities, net                                    -         479
                                                                 ------      ------

  Total noninterest income                                          748       1,065
                                                                 ------      ------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                  2,728       2,637
  Occupancy                                                         471         449
  Computer operations                                               393         422
  Stationery, supplies and postage                                  144         123
  Other                                                             846         852
                                                                 ------      ------

  Total noninterest expense                                       4,582       4,483
                                                                 ------      ------

INCOME BEFORE INCOME TAXES                                        1,941       2,301

INCOME TAXES                                                        430         694
                                                                 ------      ------

NET INCOME                                                       $1,511      $1,607
                                                                 ======      ======

EARNINGS PER COMMON SHARE:
  Basic                                                          $ 0.16      $ 0.16
  Diluted                                                        $ 0.16      $ 0.16

        See accompanying notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except share amounts)


                               Common Stock                        Restricted            Accumulated
                              --------------- Additional  Unallo-    Stock                  Other      Treasury Stock
                                         Par   Paid-In     cated    Unearned   Retained Comprehensive ----------------
                              Shares    Value  Capital     ESOP   Compensation Earnings (Loss) Income Shares    Amount      Total
                              ------    ----- ----------  ------- ------------ -------- ------------- ------    ------      -----

Balance, December 31, 2003  10,580,000  $106   $47,143   $(5,837)   $(2,094)   $85,794      $ 788    (57,700)  $ (1,096)  $124,804

Comprehensive income:
  Net income                         -     -         -         -          -      1,607          -          -          -      1,607
  Change in unrealized
   gain on securities
   arising during the
   period, net of tax
   benefit of $149                   -     -         -         -          -          -        334          -          -        334
Reclassification for gains
 included in net income,
 net of taxes of $138                -     -         -         -          -          -       (341)         -          -       (341)
                                                                                                                          --------
Total comprehensive income                                                                                                   1,600
                                                                                                                          --------
Activity related to common
 stock issued as employee
 incentives                          -     -       247       108        138          -          -          -          -        493
Cash dividends declared              -     -         -         -          -       (526)         -          -          -       (526)
Treasury stock purchased             -     -         -         -          -          -          -    (38,400)      (936)      (936)
                            ----------  ----   -------   -------   --------    -------      -----   --------   --------   --------
Balance, March 31, 2004     10,580,000  $106   $47,390   $(5,729)  $ (1,956)   $86,875      $ 781    (96,100)  $ (2,032)  $125,435
                            ==========  ====   =======   =======   ========    =======      =====   ========   ========   ========

Balance, December 31, 2004  10,580,000  $106   $47,659   $(5,427)  $ (1,543)   $90,399      $(122)  (625,488)  $(13,021)  $118,051

Comprehensive income:
  Net income                         -     -         -         -          -      1,511          -          -          -      1,511
  Unrealized losses on
   securities arising
   during the year, net of
   tax benefit of $337               -     -         -         -          -          -       (532)         -          -       (532)
Total comprehensive income                                                                                                     979
Activity related to common
 stock issued as employee
 incentives                          -     -        25         -        113          -          -          -          -        138
Cash dividends declared              -     -         -         -          -       (401)         -          -          -       (401)
                            ----------  ----   -------   -------   --------    -------      -----   --------   --------   --------

Balance, at March 31, 2005  10,580,000  $106   $47,684   $(5,427)  $ (1,430)   $91,509      $(654)  (625,488)  $(13,021)  $118,767
                            ==========  ====   =======   =======   ========    =======      =====   ========   ========   ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)

                                                               Three Months
                                                               Ended March,
                                                            2005          2004
                                                            ----          ----

OPERATING ACTIVITIES:
Net income                                                $  1,511      $  1,607
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                    140           150
  Depreciation of premises and equipment                       237           277
  Net amortization of premiums and discounts on
   securities, mortgage backed securities and
   mortgage loans                                              259           445
  Amortization of deferred compensation                        138           597
  Net realized securities gains                                  -          (479)
  Deferred income tax benefit                                  (21)         (250)
  Increases in cash surrender value of bank
   owned life insurance                                       (177)         (177)
Changes in assets and liabilities:
  Accrued interest and dividends                               (39)          163
  Other assets                                                 356         1,277
  Other liabilities                                            740          (512)
                                                          --------      --------

      Net cash provided by operating activities              3,144         3,098
                                                          --------      --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                 (5,016)       (1,445)
  Proceeds from maturities and principal collections         6,000             -
Securities, available for sale:
  Purchases                                                 (6,118)       (5,050)
  Proceeds from sales                                            -         7,929
  Proceeds from calls, maturities, and principal
   collections                                                 156         1,749
Mortgage-backed securities, held to maturity:
  Purchases                                                 (5,113)       (5,125)
  Principal collections                                     10,568        12,465
Mortgage-backed securities, available for sale:
  Purchases                                                (10,072)       (6,667)
  Proceeds from sales                                            -        16,514
  Principal collections                                      4,769         5,833
Purchase of residential mortgages                             (719)      (10,685)
Net other decrease (increase) in loans                      (2,945)          362
Net purchases of premise and equipment                         (93)         (110)
                                                          --------      --------

      Net cash (used in) provided by investing
       activities                                           (8,583)       15,770
                                                          --------      --------

FINANCING ACTIVITIES:
Increase (decrease) in deposits                              3,222       (10,799)
(Decrease) increase in customer repurchase agreements       (1,280)        2,952
Federal Home Loan Bank of Boston advances                        -        10,000
Purchase of common stock in connection with employee
 benefit plan                                                    -          (104)
Cash dividends paid                                           (401)         (526)
Treasury stock purchased                                         -          (936)
                                                          --------      --------
      Net cash provided by financing activities              1,541           587
                                                          --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                    (3,898)       19,455

  Beginning of period                                       51,047        45,674
                                                          --------      --------
  End of period                                           $ 47,149      $ 65,129
                                                          ========      ========

        See accompanying notes to consolidated financial statements.

                          WESTFIELD FINANCIAL, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. (the "Company") is a Massachusetts chartered corporation. The Company has a federally chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates ten branches in Western Massachusetts. The Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In 2003, the Bank formed another subsidiary which is wholly-owned, Elm Street Securities Corporation, a Massachusetts chartered security corporation for the primary purpose of holding qualified investment securities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Westfield Securities Corp. and Elm Street Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2005, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004.

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

                                       Three Months Ended March 31,
                                             2005        2004
                                             ----        ----

      Net income as reported                $1,511      $1,607

        Less:  Compensation expense
         determined under fair value
         based method for all awards,
         net of tax effect                     (68)        (68)
                                            ------      ------
        Pro forma net income                $1,443      $1,539
                                            ======      ======

      Net income per share
        Basic as reported                   $ 0.16      $ 0.16
        Pro forma                             0.15        0.15

        Diluted as reported                   0.16        0.16
        Pro forma                             0.15        0.15

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

3.    PENSION AND OTHER BENEFITS

The following table provides information regarding net benefit costs for the periods shown:

                              Pension Benefits     Other Benefits
                              ----------------     --------------
Three months ended March 31,
----------------------------
                               2005      2004      2005      2004
                               ----      ----      ----      ----

Service cost                    157       137        8         6
Interest cost                   127       116       11        10
Expected return on assets      (131)     (113)       -         -
Transaction obligation           (3)       (3)       2         2
Actuarial (gain) loss             6         2        -         -
                               ----      ----       --        --

Net periodic pension cost       155       139       21        18
                               ====      ====       ==        ==

The Company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2005, the preliminary estimated contribution is approximately $509,000. As of March 31, 2005 no contribution had been made.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-based Payment (Revised
2004)" ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. SAFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123. Therefore, the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes option pricing model may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. On March 29, 2005, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. The provisions of FAS 123R and SAB 107 do not have an impact on the Company's results of operations at the present time.

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

You should read our financial results for the quarter ended March 31, 2005 in the context of this strategy.

* Net income was $1.5 million, or $0.16 per basic and diluted share, for the quarter ended March 31, 2005 as compared to $1.6 million, or $0.16 per basic and diluted share for the same period in 2004. The 2004 results included net gains from the sale of securities of $479,000 for the three months ended March 31, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. There were no net gains from sales of securities for the three months ended March 31, 2005.

* Commercial real estate and commercial and industrial loans increased $10.0 million, or 4.2%, from December 31, 2004 to March 31, 2005. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

* Residential real estate loans decreased $4.8 million to $118.4 million at March 31, 2005 from $123.2 million at December 31, 2004. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

* Net interest and dividend income increased primarily as a result of a higher yield on interest-earning assets. The net interest margin was 3.21% for the three months ended March 31, 2005 as compared to 3.14% for the same period in 2004. Westfield Financial expects interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

* Total deposits increased $3.2 million from $612.6 million at December 31, 2004 to $615.8 million at March 31, 2005. The increase in deposits was primarily the result of an increase of $4.2 million in term deposits, which were $317.3 million at March 31, 2005. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

* Service charge and fee income for the three months ended March 31, 2005 was $571,000, compared to $409,000 for the three months ended March 31, 2004. Net checking account processing fee income was $390,000 for the three months ended March 31, 2005 as compared to $284,000 for the same period in 2004. The increase is a result of new products and services provided to Westfield Bank's checking account customers commencing in the second quarter of 2004.

* Nonperforming loans were $2.2 million at March 31, 2005 and also December 31, 2004.

* Charge-offs decreased by 13.5% for the three months ended March 31, 2005 as compared to the same period in 2004, primarily as a result of the discontinuation of the indirect auto loan program.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

Total assets increased $2.8 million to $799.7 million at March 31, 2005 from $796.9 million at December 31, 2004. Securities increased $3.7 million to $338.6 million at March 31, 2005 from $334.9 million at December 31, 2004.

Net loans during the period increased by $3.5 million to $372.1 million at March 31, 2005 from $368.6 million at December 31, 2004. Commercial real estate and commercial and industrial loans increased $10.0 million, or 4.2%, to $249.1 million at March 31, 2005 from $239.1 million at December 31, 2004. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy. Residential real estate loans decreased $4.8 million to $118.4 million at March 31, 2005 from $123.1 million at December 31, 2004. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

Total deposits increased $3.2 million from $612.6 million at December 31, 2004 to $615.8 million at March 31, 2005. The increase in deposits was primarily the result of an increase of $4.2 million in term deposits, which were $317.3 million at March 31, 2005. Core deposits, which include checking, NOW, savings, and money market decreased $1.0 million from $299.5 million at December 31, 2004 to $298.5 million at March 31, 2005. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

Federal Home Loan Bank ("FHLB") borrowings were $45.0 million at both March 31, 2005 and December 31, 2004. Customer repurchase agreements decreased $1.3 million to $13.3 million at March 31, 2005 from December 31, 2004. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at March 31, 2005 were held by commercial customers.

Stockholders' equity at March 31, 2005 and December 31, 2004 was $118.8 million and $118.1 million, respectively, representing 14.9% and 14.8% of total assets, respectively. The change is comprised of net income of $1.5 million for the three months ended March 31, 2005, an increase in net unrealized losses on securities available for sale of $532,000, net of taxes, and the declaration by the Board of Directors of a quarterly dividend amounting to $401,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

General

Net income was $1.5 million, or $0.16 per basic and diluted share, for the quarter ended March 31, 2005 as compared to $1.6 million, or $0.16 per basic and diluted share, for the same period in 2004. The 2004 results included net gains from the sale of securities of $479,000 for the three months ended March 31, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. There were no net gains from sale of securities for the three months ended March 31, 2005.

Net interest and dividend income was $5.9 million for the three months ended March 31, 2005 and also $5.9 million for the same period in 2004.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income at and for the three months ended March 31, 2005 and 2004 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.

                                                              Three Months Ended March 31,

                                                         2005                              2004

                                                       Average   Avg Yield/              Average   Avg Yield/
                                           Interest    Balance      Cost     Interest    Balance      Cost

                                                                 (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                      $  201     $ 34,360     2.34%     $   17     $  8,628     0.79%
Investment Securities                        3,281      339,499     3.87       3,481      382,226     3.64
Loans                                        5,396      374,228     5.77       5,122      357,730     5.73
                                            ------     --------               ------     --------

      Total Interest-Earning Assets         $8,878     $748,087     4.75%     $8,620     $748,584     4.61
                                            ======     ========               ======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                $   72     $ 57,809     0.50%     $   54     $ 40,810     0.53%
Savings Accounts                                54       44,214     0.49          63       50,847     0.50
Money Market Accounts                          451      147,106     1.23         374      154,272     0.97
Time Deposits                                1,986      314,968     2.52       2,040      328,281     2.49
Customer Repurchase Agreements and
 Borrowings                                    400       61,075     2.62         220       37,840     2.33
                                            ------     --------               ------     --------

      Total Interest-Bearing Liabilities    $2,963     $625,172     1.90%     $2,751     $612,050     1.80
                                            ======     ========               ======     ========

Net Interest Income/Interest Rate Spread    $5,915                  2.85%     $5,869                  2.81%
                                            ======                  ====      ======                  ====

Net Interest Margin                                                 3.21%                             3.14%
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

                               Three Months Ended March 31, 2005 compared to
                                              March 31, 2004
                                       Increase (decrease) due to:

Interest-Earning Assets               Volume       Rate         Net
-----------------------               ------       ----         ---
                                           (Dollars in thousands)

Short Term Investments                 $  51       $ 133       $ 184
Investment Securities                   (389)        189        (200)
Loans                                    236          38         274
                                       -----       -----       -----

Net Change in Income on
Interest-Earning Assets                 (102)        360         258
                                       -----       -----       -----

Interest-Bearing Liabilities
----------------------------

NOW Accounts                              22          (4)         18
Savings Accounts                          (8)         (1)         (9)
Money Market Accounts                    (17)         94          77
Time Deposits                            (83)         29         (54)
Customer Repurchase Agreements and
 Borrowings                              135          45         180
                                       -----       -----       -----
Net Change in Expense on
 Interest-Bearing Liabilities             49         163         212
                                       -----       -----       -----

Change in Net Interest Income          $(151)      $ 197       $  46
                                       =====       =====       =====

Net interest and dividend income was $5.9 million for the three months ended March 31, 2005 and also $5.9 million for the same period in 2004.
The net interest margin was 3.21% for the three months ended March 31, 2005 as compared to 3.14% for the same period in 2004.

The increase in the net interest margin was primarily the result of a higher yield on interest-earning assets. The yield of interest-earning assets increased 14 basis points to 4.75% for the three months ended March 31, 2005 from 4.61% for same period in 2004. Westfield Financial expects interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

The average cost of interest-bearing liabilities increased 10 basis points to 1.90% for the three months ended March 31, 2005 from 1.80% for same period in 2004. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of money market accounts resulting from the rising interest rate environment. Westfield Bank continues to emphasize core deposits over time deposits. Management believes however, that a percentage of the funds in core deposits is due to what had been a historically low rate environment, (i.e. no incentive for customers to lock up funds in time deposits). In a period of rising interest rates, the more rate sensitive customers may shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the three months ended March 31, 2005, the Bank provided $140,000 for loan losses, compared to $150,000 for the same period in 2004. The amount that Westfield Bank provided for the provision for loan losses during the three months ended March 31, 2005 was based upon the changes that occurred in the loan portfolio during that same period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.3 million at both March 31, 2005 and at December 31, 2004. The allowance for loan losses was 1.40% of total loans at March 31, 2005 and 1.41% at December 31, 2004.

At March 31, 2005 commercial real estate loans and commercial and industrial loans increased $10.0 million as compared to December 31, 2004. Commercial real estate loans and commercial and industrial loans comprised 66.0% of the Bank's loan portfolio as of March 31, 2005 as compared to 63.1% as of December 31, 2004. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $4.8 million during the quarter ended March 31, 2005. Consumer loans decreased by $1.8 million to $9.8 million at March 31, 2005, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for residential real estate loans and consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans were $2.2 million March 31, 2005 and also December 31,
2004.

As a result of the above factors, management determined that a provision of $140,000 was appropriate.

Noninterest Income

Noninterest income decreased $317,000 to $748,000 for the three months ended March 31, 2005 from $1.1 million in the same period in 2004. The 2004 results included net gains on the sale of securities of $479,000 for the quarter ended March 31, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. There were no net gains from sales of securities for the three months ended March 31, 2005.

Service charge and fee income for the three months ended March 31, 2005 was $571,000, compared to $409,000 for the three months ended March 31, 2004. Net checking account processing fee income was $390,000 for the three months ended March 31, 2005 as compared to $284,000 for the same period in 2004. The increase is a result of new products and services provided to Westfield Bank's checking account customers commencing in the second quarter of 2004.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2005 was $4.6 million as compared to $4.5 million for the same period in 2004. Salaries and employee benefits were $2.7 million for the three months ended March 31, 2005 as compared to $2.6 million for the three months ended March 31, 2004. This was primarily the result of normal increases in salaries and health care costs.

Income Taxes

For the three months ended March 31, 2005, the Company had a tax provision of $430,000 as compared to $694,000 for the same period in 2004. This was the result of a decrease in net income before taxes and an increase in income from tax-exempt assets.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity from the FHLB at March 31, 2005 was approximately $31.5 million.

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

At March 31, 2005, the Company exceeded each of its applicable regulatory capital requirements. As of March 31, 2005 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios of March 31, 2005 are also presented in the table.

                                                                                              Minimum
                                                                                            To Be Well
                                                                        Minimum             Capitalized
                                                                       For Capital          Under Prompt
                                                                        Adequacy             Corrective
                                                  Actual                Purposes          Action Provisions
                                             Amount     Ratio       Amount     Ratio       Amount     Ratio
                                             ------     -----       ------     -----       ------     -----
                                                                 (Dollars in Thousands)

March 31, 2005

Total Capital (to Risk Weighted Assets):
  Consolidated                              $124,538     26.84%     $37,118     8.00%        N/A         -
  Bank                                        89,399     19.53       36,626     8.00      45,783     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                               119,249     25.70       18,559     4.00         N/A         -
  Bank                                        84,110     18.37       18,313     4.00      27,470      6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                               119,249     14.87       32,084     4.00         N/A         -
  Bank                                        84,110     10.98       30,627     4.00      38,284      5.00

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the three months ended March 31, 2005 and March 31, 2004.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at March 31, 2005 is shown below:

                                            After 1 Year  After 3 Years
                                  Within     but Within    but Within      After
                                  1 Year      3 Years       5 Years       5 Years      Total
                                  ------    ------------  -------------   -------      -----
                                                      (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations     $   149     $   297       $   150       $    41     $    637
                                  =======     =======       =======       =======     ========

BORROWINGS
  Federal Home Loan Bank          $ 5,000     $30,000       $10,000       $     -     $ 45,000
                                  =======     =======       =======       =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $40,116     $     -       $     -       $13,295     $ 53,411
  Other loan commitments           34,005           -             -           558       34,563
  Letters of credit                 4,268           -             -           915        5,183
                                  -------     -------       -------       -------     --------
      Total credit commitments    $78,389     $     -       $     -       $14,768     $ 93,157
                                  -------     -------       -------       -------     --------

Grand total                       $83,538     $30,297       $10,150       $14,809     $138,794
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier I capital to risk weighted assets and to adjusted total assets. Management believes, as of March 31, 2005, that the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200, 300, and 400 basis points, and decrease 100 and 200 basis points, respectively, from current rates over the one year time period following the current consolidated financial statements. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

The changes in interest income and interest expense due to changes in interest rates reflect the rate sensitivity of our interest-earning assets and interest-bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable rate loan is likely to increase depending on its repricing characteristics while the interest income from a fixed rate loan would not increase until the funds were repaid and loaned out at a higher interest rate.

The tables below set forth as of March 31, 2005 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve month period.

                For the Twelve Months Ending March 31, 2006
                          (Dollars in thousands)
                -------------------------------------------
                                 Net Interest
                  Changes in         and
                Interest Rates     Dividend
                (Basis Points)      Income         % Change
                --------------   ------------      --------

                     400            27,019           0.2%
                     300            26,929          -0.2%
                     200            27,041           0.3%
                     100            27,109           0.5%
                       0            26,972           0.0%
                    -100            27,170           0.7%
                    -200            27,986           0.1%

Management believes that there have been no significant changes in market risk since December 31, 2004.

The income simulation analysis was based upon a variety of assumptions. These assumptions include but are not limited to balance sheet growth, asset mix, prepayment speeds, the timing and level of interest rates, and the shape of the yield curve. As market conditions vary from the assumptions in the income simulation analysis, actual results will differ. As a result, the income simulation analysis does not serve as a forecast of net interest income, nor do the calculations represent any actions that management may undertake in response to changes in interest rates.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2005.

                                                     Total number of
                                                          shares           Maximum
                                                       purchased as    number of shares
                 Total number of                     part of publicly  that may yet be
                      shares       Average price         announced     purchased under
   Period           purchased     paid per share($)      programs        the program
---------------------------------------------------------------------------------------

January 2005            -                -                  -

February 2005           -                -                  -

March 2005              -                -                  -

Total                   -                -                  -              406,062

In April 2003, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 1") which authorized the repurchase of up to 529,000 shares. Repurchase Program 1 was completed during the third quarter of 2004.

In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. Repurchase Program 2 will continue until it is completed.

There were no sales by the Company of unregistered securities during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

a.    None

b.    None


ITEM 6.  EXHIBITS

The following exhibits are furnished with this report:

      3.3   Amended and Restated Charter of Westfield Mutual Holding
            Company

      3.4   Amended and Restated Bylaws of Westfield Mutual Holding Company

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


                                       Westfield Financial, Inc.
                                       (Registrant)

                                       By:  /s/ Donald A. Williams
                                            -------------------------------
                                            Donald A. Williams
                                            President/Chief Executive
                                            Officer
                                            (Principal Executive Officer)

                                       By:  /s/ Michael J. Janosco, Jr.
                                            -------------------------------
                                            Michael J. Janosco, Jr.
                                            Vice President/Chief Financial
                                            Officer
                                            (Principal Accounting Officer)

May 9, 2005