Form 10-Q
period 2005-06-30
WESTFIELD FINANCIAL INC
filed 2005-08-09
CIK 1157647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________

                                  FORM 10-Q

        (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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
Yes    X    No       .
     -----      -----

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes    X    No
                                            -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Outstanding at
   Class                                                     August 2, 2005
------------                                                 --------------
   Common                                                       9,954,512

                              TABLE OF CONTENTS


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - June 30, 2005 and December 31, 2004

         Consolidated Statements of Operations (Unaudited) - Three and six months ended June 30, 2005 and 2004

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Six Months ended June 30, 2005

         Consolidated Statements of Cash Flows (Unaudited) - Six Months ended June 30, 2005 and 2004

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

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)


                                                                  June 30,    December 31,
                                                                    2005          2004
                                                                    ----          ----

ASSETS
Cash and due from banks                                           $ 13,708      $ 13,961
Federal funds sold                                                  18,139        31,964
Interest-bearing deposits                                            5,125         5,122
                                                                  --------      --------

      Cash and cash equivalents                                     36,972        51,047
                                                                  --------      --------

SECURITIES:
Available for sale - at estimated fair value                        16,943        14,968

Held to maturity - at amortized cost (estimated fair value
 of $73,810 in June 2005, and $71,654 in December 2004)             73,266        71,298

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value                        73,079        73,316

Held to maturity - at amortized cost (estimated fair value
 of $167,839 in June 2005, and $174,051 in December 2004)          169,278       175,302

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                     4,237         4,237

LOANS - Net of allowance for loan losses of $5,341 in
 June 2005 and $5,277 in December 2004                             388,489       368,601

PREMISES AND EQUIPMENT - Net                                        11,276        11,505

ACCRUED INTEREST AND DIVIDENDS                                       3,713         3,551

BANK OWNED LIFE INSURANCE                                           19,407        17,248

OTHER ASSETS                                                         5,623         5,830
                                                                  --------      --------

TOTAL ASSETS                                                      $802,283      $796,903
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                               $ 42,821      $ 48,305
Interest-bearing                                                   574,861       564,316
                                                                  --------      --------

Total deposits                                                     617,682       612,621
                                                                  --------      --------

CUSTOMER REPURCHASE AGREEMENTS                                      13,655        14,615

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                           45,000        45,000

OTHER LIABILITIES                                                    6,326         6,616
                                                                  --------      --------

TOTAL LIABILITIES                                                  682,663       678,852
                                                                  --------      --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at June 30, 2005, and December 31, 2004                -             -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,954,512 shares outstanding at
 June 30, 2005, and December 31, 2004                                  106           106
Additional paid-in capital                                          47,766        47,659
Unallocated Common Stock of Employee Stock Ownership Plan           (5,277)       (5,427)
Restricted stock unearned compensation                              (1,292)       (1,543)
Retained earnings                                                   91,720        90,399
Accumulated other comprehensive income, net                           (382)         (122)
Treasury stock, at cost (625,488 shares at June 30, 2005, and
 December 31, 2004)                                                (13,021)      (13,021)
                                                                  --------      --------

      Total stockholders' equity                                   119,620       118,051
                                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $802,283      $796,903
                                                                  ========      ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Operations - Unaudited
                (Dollars in thousands, except per share data)


                                                                       Three Months                  Six Months
                                                                      Ended June 30,               Ended June 30
                                                                   2005           2004          2005           2004
                                                                   ----           ----          ----           ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                  $    3,929    $     3,577    $    7,723    $     7,166
  Securities and mortgage backed securities                          3,214          3,103         6,405          6,421
  Consumer loans                                                       165            296           360            692
  Commercial and industrial loans                                    1,563          1,233         2,970          2,370
  Federal funds sold                                                   181             29           352             46
  Marketable equity securities                                         102             76           191            188
  Interest-bearing deposits and other short term investments            22             58            52            108
                                                                ----------    -----------    ----------    -----------

  Total interest and dividend income                                 9,176          8,372        18,053         16,991
                                                                ----------    -----------    ----------    -----------

INTEREST EXPENSE:
  Deposits                                                           2,836          2,386         5,398          4,917
  Customer repurchase agreements                                        80             48           130             98
  Other borrowings                                                     363            250           713            419
                                                                ----------    -----------    ----------    -----------

  Total interest expense                                             3,279          2,684         6,241          5,434
                                                                ----------    -----------    ----------    -----------

  Net interest and dividend income                                   5,897          5,688        11,812         11,557

PROVISION FOR LOAN LOSSES                                              125            125           265            275
                                                                ----------    -----------    ----------    -----------

  Net interest and dividend income after
   provision for loan losses                                         5,772          5,563        11,547         11,282
                                                                ----------    -----------    ----------    -----------

NONINTEREST INCOME:
  Income from bank owned life insurance                                168            189           346            366
  Service charges and fees                                             625            699         1,194          1,109
  Gain on sales of securities, net                                      18            389            19            868
                                                                ----------    -----------    ----------    -----------

  Total noninterest income                                             811          1,277         1,559          2,343
                                                                ----------    -----------    ----------    -----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                                    2,747          2,577         5,475          5,214
  Occupancy                                                            485            454           956            903
  Computer operations                                                  401            386           794            808
  Stationery, supplies and postage                                     121            149           265            272
  Other                                                              1,044            914         1,891          1,766
                                                                ----------    -----------    ----------    -----------

  Total noninterest expense                                          4,798          4,480         9,381          8,963
                                                                ----------    -----------    ----------    -----------

INCOME BEFORE INCOME TAXES                                           1,785          2,360         3,725          4,662

INCOME TAXES                                                           373            727           802          1,422
                                                                ----------    -----------    ----------    -----------

NET INCOME                                                      $    1,412    $     1,633    $    2,923    $     3,240
                                                                ==========    ===========    ==========    ===========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                                      $     0.15    $      0.17    $     0.31    $      0.33

  Average shares outstanding                                     9,503,801      9,826,377     9,501,441      9,903,953

  Diluted earnings per share                                    $     0.15    $      0.16    $     0.30    $      0.32

  Diluted average shares outstanding                             9,720,266     10,016,749     9,719,148     10,119,972

        See accompanying notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME - UNAUDITED
                  (Dollars in thousands, except share data)


                                                                                        Accumulated
                              Common Stock                        Restricted               Other
                            ---------------- Additional  Unallo-    Stock              Comprehensive    Treasury Stock
                                        Par   Paid-In     cated    Unearned   Retained Income (Loss), ------------------
                              Shares   Value  Capital     ESOP   Compensation Earnings      Net       Shares      Amount    Total
                              ------   ----- ----------  ------- ------------ -------- -------------- ------      ------    -----

Balance at December 31, 2004  10,580,000  $106   $47,659   $(5,427)  $(1,543)  $90,399     $(122)     (625,488) $(13,021) $118,051

Comprehensive income:
  Net income                           -     -         -         -         -     2,923         -             -         -     2,923
  Unrealized losses on
   securities arising
   during the year, net of
   tax benefit of $181                 -     -         -         -         -         -      (260)            -         -      (260)
                                                                                                                          --------
Total comprehensive income                                                                                                   2,663
                                                                                                                          --------
Activity related to common
 stock issued as employee
 incentives                            -     -       107       150       251         -         -             -         -       508
Cash dividends declared                -     -         -         -         -    (1,602)        -             -         -     1,602
                              ----------  ----   -------   -------   -------   -------     -----      --------  --------  --------

Balance at June 30, 2005      10,580,000  $106   $47,766   $(5,277)  $(1,292)  $91,720     $(382)     (625,488) $(13,021) $119,620
                              ==========  ====   =======   =======   =======   =======     =====      ========  ========  ========

Balance at December 31, 2003  10,580,000  $106   $47,143   $(5,837)  $(2,094)  $85,794     $ 788       (57,700) $ (1,096) $124,804

Comprehensive income:
  Net income                           -     -         -         -         -     3,240         -             -         -     3,240
  Unrealized losses on
   securities arising
   during the period, net of
   tax benefit of $362                 -     -         -         -         -         -      (811)            -         -      (811)
  Reclassification for gains
   included in net income,
   net of tax benefit of $250          -     -         -         -         -         -      (618)            -         -      (618)
                                                                                                                          --------
Total comprehensive income                                                                                                   1,811
                                                                                                                          --------
Activity related to common
 stock issued as employee
 incentives                            -     -       247       108       276         -         -             -         -       631
Cash dividends declared                -     -         -         -         -    (1,051)        -             -         -    (1,051)
Treasury stock purchased               -     -         -         -         -         -         -      (464,978)   (9,602)   (9,602)
                              ----------  ----   -------   -------   -------   -------     -----      --------  --------  --------

Balance at June 30, 2004      10,580,000  $106   $47,390   $(5,729)  $(1,818)  $87,983     $(641)     (522,678) $(10,698) $116,593
                              ==========  ====   =======   =======   =======   =======     =====      ========  ========  ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)


                                                                      Six Months
                                                                    Ended June 30,
                                                                  2005         2004
                                                                  ----         ----

OPERATING ACTIVITIES:
Net income                                                      $  2,923     $  3,240
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                          265          275
  Depreciation of premises and equipment                             488          540
  Net amortization of premiums and discounts on
   securities, mortgage backed securities, and
   mortgage loans                                                    526          876
  Amortization of unearned compensation                              590          735
  Net realized securities gains                                      (19)        (868)
  Deferred income tax benefit                                          -         (484)
  Increase in cash surrender value of bank
   owned life insurance                                             (346)        (366)
Changes in assets and liabilities:
  Accrued interest and dividends                                    (162)         (25)
  Other assets                                                      (227)       1,700
  Other liabilities                                                  325            2
                                                                --------     --------

      Net cash provided by operating activities                    4,363        5,625
                                                                --------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                      (10,015)      (9,311)
  Proceeds from maturities and principal collections               8,000        2,000
Securities, available for sale:
  Purchases                                                       (6,161)      (5,091)
  Proceeds from sales                                              3,833       11,891
  Proceeds from calls, maturities, and principal collections         365        2,671
Mortgage backed securities, held to maturity:
  Purchases                                                      (17,165)     (15,096)
  Principal collections                                           22,897       30,045
Mortgage backed securities, available for sale:
  Purchases                                                      (28,944)     (26,453)
  Proceeds from sales                                             16,941       20,325
  Principal collections                                           11,641       11,763
Purchase of residential mortgages                                   (807)     (12,032)
Net other decrease (increase) in loans                           (19,368)         619
Purchases of premise and equipment                                  (259)        (327)
Purchase of bank owned life insurance                             (1,813)           0
                                                                --------     --------

      Net cash (used in) provided by investing
       activities                                                (20,855)      11,004
                                                                --------     --------

FINANCING ACTIVITIES:
Increase (decrease) in deposits                                    5,061      (12,082)
Decrease in customer repurchase agreements                          (960)        (416)
Federal Home Loan Bank of Boston advances                              -       15,000
Purchase of common stock in connection with employee
 benefit program                                                     (82)        (104)
Cash dividends paid                                               (1,602)      (1,051)
Treasury stock purchased                                               -       (9,602)
                                                                --------     --------

      Net cash provided by (used in) financing activities          2,417       (8,255)
                                                                --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                         (14,075)       8,374

  Beginning of period                                             51,047       45,674
                                                                --------     --------
  End of period                                                 $ 36,972     $ 54,048
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

Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In June 2005, the Company's Board of Directors voted to dissolve Westfield Securities Corp. in order to streamline operations. This dissolution of Westfield Securities Corp. is expected to be completed in the third quarter 2005.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 2005, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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


                                        Three Months Ended June 30,    Six Months Ended June 30,
                                              2005       2004               2005       2004
                                              ----       ----               ----       ----

      Net income as reported                 $1,412     $1,633             $2,923     $3,240

        Less: Compensation expense
         determined under fair value
         based method for all awards
         net of tax effects                     (68)       (68)              (136)      (136)
                                             ------     ------             ------     ------
        Pro forma net income                 $1,344     $1,565             $2,787     $3,104
                                             ======     ======             ======     ======

      Net income per share
        Basic as reported                    $ 0.15     $ 0.17             $ 0.31     $ 0.33
        Pro forma                              0.14       0.16               0.29       0.31

      Diluted as reported                    $ 0.15       0.16             $ 0.30       0.32
      Pro forma                                0.14       0.16               0.29       0.31

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

3.    PENSION AND OTHER BENEFITS

The following table provides information regarding net benefit costs for the period shown:


                               Pension Benefits    Other Benefits
                               ----------------    --------------
Three months ended June 30,
                                2005      2004      2005     2004
                                ----      ----      ----     ----

Service cost                   $ 157     $ 137      $ 8      $ 6
Interest cost                    127       116       11       10
Expected return on assets       (131)     (113)       -        -
Transaction obligation            (3)       (3)       2        2
Actuarial loss                     6         2        -        -
                               -----     -----      ---      ---

Net periodic pension cost      $ 156     $ 139      $21      $18
                               =====     =====      ===      ===





                               Pension Benefits    Other Benefits
                               ----------------    --------------
Six months ended June 30,
                                2005      2004      2005     2004
                                ----      ----      ----     ----

Service cost                   $313      $274       $15      $12
Interest cost                   253       232        21       19
Expected return on assets      (262)     (226)        -        -
Transaction obligation           (6)       (6)        5        5
Actuarial loss                   11         4         -        -
                               ----      ----       ---      ---

Net periodic pension cost      $309      $278       $41      $36
                               ====      ====       ===      ===

The company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2005, the preliminary estimated contribution is approximately $509,000. As of June 30, 2005 no contribution had been made.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-based Payment (Revised
2004)" ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123. Therefore, the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes option pricing model may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. On March 29, 2005, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. The provisions of FAS 123R and SAB 107 do not have an impact on the Company's results of operations at the present time.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1853. Historically, the Bank has been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. The Bank meets the needs of its local community through a community-based and service-oriented approach to banking.

In recent years, in addition to real estate lending, we have adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, the Bank seeks to:

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

You should read our financial results for the quarter ended June 30, 2005 in the context of this strategy.

* Net income was $1.4 million, or $0.15 per diluted share, for the quarter ended June 30, 2005 as compared to $1.6 million, or $0.16 per diluted share for the same period in 2004. The second quarter results included net gains from the sale of securities of $389,000 for the three months ended June 30, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sales of securities for the three months ended June 30, 2005 were $18,000.

* For the six months ended June 30, 2005, net income was $2.9 million, or $0.30 per diluted share as compared to $3.2 million, or $0.32 per diluted share for the same period in 2004. The 2004 results included net gains from the sale of securities of $868,000 for the six months ended June 30, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sales of securities for the six months ended June 30, 2005 were $19,000.

* Commercial real estate and commercial and industrial loans increased $30.3 million, or 12.7% from December 31, 2004 to June 30, 2005. This is consistent with the Bank's strategic plan, which emphasizes commercial lending. The continued success of the Bank's commercial lending is primarily dependent on the local and national economy.

* Residential real estate loans decreased $7.7 million to $115.5 million at June 30, 2005 from $123.2 million at December 31, 2004. The Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee from each of these loans originated. The Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

* Net interest and dividend income increased primarily as a result of a higher yield on interest-earning assets. The net interest margin was 3.13% and 3.17% for the three and six months ended June 30, 2005, respectively, as compared to 3.04% and 3.11% for the same periods in 2004, respectively. The Company expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

* Total deposits increased $5.1 million from $612.6 million at December 31, 2004 to $617.7 million at June 30, 2005. The increase in deposits was primarily the result of an increase of $12.7 term deposits, which were $325.8 million at June 30, 2005. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

* Nonperforming loans were $2.1 million at June 30, 2005 and $2.2 million December 31, 2004.

* Charge-offs increased by $138,000 from $273,000 for the six months ended June 30, 2004 to $411,000 for the six months ended June 30, 2005. This was primarily the result of an increase of $289,000 in charge offs of commercial and industrial loans, which was partially offset by a decrease of $151,000 in consumer loans. The decrease in charge offs of consumer loans is mainly the result of the discontinuation of the indirect auto loan program.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, given its current business strategy and asset/liability structure, are revenue recognition on loans, the accounting for allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, and the evaluation of securities for other than temporary impairment.

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

Securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. The Company has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. The Company does not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

Total assets increased $5.4 million to $802.3 million at June 30, 2005 from $796.9 million at December 31, 2004. Securities decreased $2.3 million to $332.6 million at June 30, 2005 from $334.9 million at December 31, 2004.

Net loans during the period increased by $19.9 million to $388.5 million at June 30, 2005 from $368.6 million at December 31, 2004. Commercial real estate and commercial and industrial loans increased $30.3 million, or 12.7%, to $269.4 million at June 30, 2005 from $239.1 million at December 31, 2004. This is consistent with the Bank's strategic plan, which emphasizes commercial lending. The continued success of the Bank's commercial lending is primarily dependent on the local and national economy. Residential real estate loans decreased $7.7 million to $115.5 million at June 30, 2005 from $123.2 million at December 31, 2004. The Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee from each of these loans originated. The Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

Total deposits increased $5.1 million to $617.7 million at June 30, 2005 from $612.6 million at December 31, 2004. Time deposits increased $12.7 million to $325.8 million at June 30, 2005. Core deposits which include checking, NOW, savings, and money market accounts, decreased by $7.6 million to $291.9 at June 30, 2005. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

Federal Home Loan Bank borrowings totaled $45.0 million at June 30, 2005 and December 31, 2004. Customer repurchase agreements decreased $0.9 million, to $13.7 million at June 30, 2005 from December 31, 2004. A customer repurchase agreement is an agreement by the Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of the Bank's customer repurchase agreements at June 30, 2005 were held by commercial customers.

Stockholders' equity at June 30, 2005 and December 31, 2004 was $119.6 million and $118.1 million, respectively, which represented 14.9% of total assets as of June 30, 2005 and 14.8% of total assets as of December 31, 2004. The change is primarily comprised of net income of $2.9 million for the six months ended June 30, 2005, and the declaration by the Board of Directors of dividends of $0.10 per share on January 27, 2005 and April 26, 2005, as well as the declaration of a special dividend of $0.20 per share on April 26, 2005, all of which aggregated $1.6 million.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

General

Net income was $1.4 million, or $0.15 per diluted share, for the quarter ended June 30, 2005 as compared to $1.6 million, or $0.16 per diluted share, for the same period in 2004. The second quarter 2004 results included net gains from the sale of securities of $389,000 for the three months ended June 30, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sale of securities for the three months ended June 30, 2005 were $18,000.

Net interest and dividend income increased $209,000 to $5.8 million for the three months ended June 30, 2005 as compared to $5.6 million for the same period in 2004.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2005 and 2004 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                                   Three Months Ended June 30,

                                                           2005                                  2004

                                                        Average     Avg Yield/                Average     Avg Yield/
                                            Interest    Balance        Cost       Interest    Balance        Cost
                                            --------    -------     ----------    --------    -------     ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                       $  203     $ 28,361       2.86%       $   29     $ 15,152       0.77%
Investment Securities                         3,316      343,307       3.86         3,237      376,415       3.44
Loans                                         5,657      384,696       5.88         5,106      359,970       5.67
                                             ------     --------                   ------     --------

      Total Interest-Earning Assets          $9,176     $756,364       4.85        $8,372     $751,537       4.46
                                             ======     ========                   ======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   75     $ 60,421       0.50%       $   57     $ 42,807       0.53%
Savings Accounts                                 55       43,902       0.50            54       47,603       0.45
Money Market Accounts                           553      147,834       1.50           373      153,754       0.97
Time Deposits                                 2,153      318,568       2.70         1,902      319,303       2.38
Customer Repurchase Agreements and
 Borrowings                                     443       62,720       2.83           298       47,182       2.53
                                             ------     --------                   ------     --------

      Total Interest-Bearing Liabilities     $3,279     $633,445       2.07        $2,684     $610,649       1.76
                                             ======     ========                   ======     ========

Net Interest Income/Interest Rate Spread     $5,897                    2.78%       $5,688                    2.70%
                                             ======                    ====        ======                    ====

Net Interest Margin                                                    3.13%                                 3.04%
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


                                      Three Months Ended June 30, 2005 compared to
                                                      June 30, 2004
                                               Increase (decrease) due to:
Interest-Earning Assets                         Volume     Rate      Net
-----------------------                         ------     ----      ---
                                                 (Dollars in thousands)

Short Term Investments                          $  25     $ 149     $174
Investment Securities                            (285)      364       79
Loans                                             351       200      551
                                                -----     -----     ----

Net Change in Income on
Interest-Earning Assets                            91       713      804
                                                -----     -----     ----

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                       23        (5)      18
Savings Accounts                                   (4)        5        1
Money Market Accounts                             (14)      194      180
Time Deposits                                      (4)      255      251
Customer Repurchase Agreements and
 Borrowings                                        98        47      145
                                                -----     -----     ----
Net Change in Expense on
 Interest-Bearing Liabilities                      99       496      595
                                                -----     -----     ----

Change in Net Interest Income                   $  (8)    $ 217     $209
                                                =====     =====     ====

Net interest and dividend income increased $209,000 to $5.8 million for the three months ended June 30, 2005 as compared to $5.6 million for the same period in 2004. The net interest margin was 3.13% for the three months ended June 30, 2005 as compared to 3.04% for the same period in 2004.

The increase in the net interest margin was primarily the result of a higher yield on interest-earning assets. The yield of interest-earning assets increased 39 basis points to 4.85% for the three months ended June 30, 2005 from 4.46% for same period in 2004. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

The average cost of interest-bearing liabilities increased 31 basis points to 2.07% for the three months ended June 30, 2005 from 1.76% for same period in 2004. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of money market accounts and term deposits resulting from the rising interest rate environment. As the rates on term deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. In a period of rising interest rates, the more rate sensitive customers will continue to shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

The Bank provided $125,000 for loan losses for the three months ended June 30, 2005 and also the three months ended June 30, 2004. The amount that the Bank provided for the provision for loan losses during the three months ended June 30, 2005 was based upon the changes that occurred in the loan portfolio during the same period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.3 million at both June 30, 2005 and March 31, 2005. The allowance for loan losses was 1.36% of total loans at June 30, 2005 and 1.40% at March 31, 2005.

At June 30, 2005 commercial real estate loans and commercial and industrial loans increased $20.3 million as compared to March 31, 2005. Commercial real estate loans and commercial and industrial loans comprised 68.4% of the Bank's loan portfolio as of June 30, 2005 as compared to 66.0% as of March 31, 2005. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $2.9 million during the quarter ended June 30, 2005. Consumer loans decreased $1.0 million to $8.8 million at June 30, 2005, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for residential real estate loans and consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

In addition, nonperforming loans decreased $89,000 to $2.1 million at June 30, 2005 compared to $2.2 million at March 31, 2005. This was primarily the result of payments in full on nonperforming loans.

As a result of the above factors, management determined that a provision of $125,000 was appropriate.

Noninterest Income

Noninterest income decreased $466,000 to $811,000 for the three months ended June 30, 2005 from $1.3 million in the same period in 2004. Net gains on the sale of securities were $18,000 for the quarter ended June 30, 2005 as compared to $389,000 for the same period in 2004. The Company had sold essentially all its common stock portfolio as of June 30, 2004.

Checking account processing fees decreased $93,000 to $430,000 for the three months ended June 30, 2005 from $523,000 in the same period in 2004. The decrease in the 2005 period is primarily the result of reduced activity in this program. Fee income from commercial letters of credit was $41,000 for the three months ended June 30, 2005, as compared to none for the same period in 2004.

Noninterest Expense

Noninterest expense was $4.8 million for the three months ended June 30, 2005 and $4.5 million for the three months ended June 30, 2005. Salaries and benefits increased $170,000 for the three months ended June 30, 2005 as compared to the same period in 2004. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses.

Income Taxes

For the three months ended June 30, 2005, the Company had a tax provision of $373,000 as compared to $727,000 for the same period in 2004. This was the result of lower income before taxes and an increase from tax-exempt assets.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

General

Net income was $2.9 million, or $0.30 per diluted share, for the six months ended June 30, 2005 as compared to $3.2 million, or $0.32 per diluted share, for the same period in 2004. The 2004 results included net gains from the sale of securities of $868,000 for the six months ended June 30, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from the sale of securities for the six months ended June 30, 2005 were $19,000.

Net interest and dividend income increased $255,000 to $11.8 million for the six months ended June 30, 2005 as compared to $11.6 million for the same period in 2004.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2005 and 2004 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                                    Six Months Ended June 30,

                                                           2005                                  2004

                                                        Average     Avg Yield/                Average     Avg Yield/
                                            Interest    Balance        Cost       Interest    Balance        Cost
                                            --------    -------     ----------    --------    -------     ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                      $   404     $ 31,344       2.58%      $    46     $ 11,890       0.77%
Investment Securities                         6,596      341,414       3.86         6,717      379,320       3.54
Loans                                        11,053      379,491       5.83        10,228      358,850       5.70
                                            -------     --------                  -------     --------

    Total Interest-Earning Assets           $18,053     $752,249       4.80       $16,991     $750,060       4.53
                                            =======     ========                  =======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                $   146     $ 59,122       0.49%      $   111     $ 41,809       0.53%
Savings Accounts                                109       44,057       0.49           116       49,225       0.47
Money Market Accounts                         1,003      147,472       1.36           747      154,013       0.97
Time Deposits                                 4,139      316,778       2.61         3,943      323,792       2.44
Customer Repurchase Agreements and
 Borrowings                                     844       61,902       2.73           517       42,510       2.43
                                            -------     --------                  -------     --------
Total Interest-Bearing Liabilities          $ 6,241     $629,331       1.98       $ 5,434     $611,349       1.78
                                            =======     ========                  =======     ========

Net Interest Income/Interest Rate Spread    $11,812                    2.82%      $11,557                    2.75%
                                            =======                    ====       =======                    ====

Net Interest Margin                                                    3.17%                                 3.11%
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


                                      Six Months Ended June 30, 2005 compared to
                                                     June 30, 2004
                                              Increase (decrease) due to:
Interest-Earning Assets                       Volume     Rate        Net
-----------------------                       ------     ----        ---
                                                (Dollars in thousands)

Short Term Investments                        $  75     $  283     $  358
Investment Securities                          (671)       550       (121)
Loans                                           588        237        825
                                              -----     ------     ------

Net Change in Income on
Interest-Earning Assets                          (8)     1,070      1,062
                                              -----     ------     ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                     46        (11)        35
Savings Accounts                                (12)         5         (7)
Money Market Accounts                           (32)       288        256
Time Deposits                                   (85)       281        196
Customer Repurchase Agreements and
 Borrowings                                     236         91        327
                                              -----     ------     ------
Net Change in Expense on
 Interest-Bearing Liabilities                   153        654        807
                                              -----     ------     ------

Change in Net Interest Income                 $(161)    $  416     $  255
                                              =====     ======     ======

Net interest and dividend income increased $255,000 to $11.8 million for the six months ended June 30, 2005 as compared to $11.6 million for the same period in 2004. The net interest margin was 3.17% for the six months ended June 30, 2005 as compared to 3.11% for the same period in 2004.

The increase in the net interest margin was primarily the result of a higher yield on interest-earning assets. The yield of interest-earning assets increased 27 basis points to 4.80% for the six months ended June 30, 2005 from 4.53% for same period in 2004. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

The average cost of interest-bearing liabilities increased 20 basis points to 1.98% for the six months ended June 30, 2005 from 1.78% for same period in 2004. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of money market accounts and term deposits resulting from the rising interest rate environment. As the rates on term deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. In a period of rising interest rates, the more rate sensitive customers will continue to shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

The Bank provided $265,000 for loan losses for the six months ended June 30, 2005 and $275,000 for the six months ended June 30, 2004. The amount that Westfield Bank provided for the provision for loan losses during the six months ended June 30, 2005 was based upon the changes that occurred in the loan portfolio during the same period. The provision for loan losses brings the Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.3 million at both June 30, 2005 and December 31, 2004. The allowance for loan losses was 1.36% of total loans at June 30, 2005 and 1.40% at December 31, 2004.

At June 30, 2005 commercial real estate loans and commercial and industrial loans increased $30.3 million as compared to December 31, 2004. Commercial real estate loans and commercial and industrial loans comprised 68.4% of the Bank's loan portfolio as of June 30, 2005 as compared to 63.1% as of December 31, 2004. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $7.7 million during the quarter ended June 30, 2005. Consumer loans decreased $2.8 million to $8.8 million at June 30, 2005, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for residential real estate loans and consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans decreased $56,000 to $2.1 million at June 30, 2005 compared to $2.2 million at December 31, 2004. This was primarily the result of payments in full on nonperforming loans.

As a result of the above factors, management determined that a provision of $265,000 was appropriate.

Noninterest Income

Noninterest income decreased $784,000 to $1.6 million for the six months ended June 30, 2005 from $2.3 million in the same period in 2004. Net gains on the sale of securities were $19,000 for the six months ended June 30, 2005 as compared to $868,000 for the same period in 2004. The Company had sold essentially all its common stock portfolio as of June 30, 2004.

Checking account processing fees increased $4,000 to $820,000 for the six months ended June 30, 2005 from $816,000 for the same period in 2004. Fee income from commercial letters of credit was $41,000 for the six months ended June 30, 2005, as compared to none for the six months ended June 30, 2004. Fees received from the third party mortgage company decreased $12,000 to $36,000 for the six months ended June 30, 2004 as compared to $48,000 for the same period in 2004. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future will be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2005 was $9.4 million as compared to $9.0 million for the same period in 2004. Salaries and benefits increased $261,000 for the six months ended June 30, 2005 as compared to the same period in 2004. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses. Advertising expenses increased $197,000 to $297,000 for the six months ended June 30, 2005 as compared to $100,000 for the comparable 2004 period.

Income Taxes

For the six months ended June 30, 2005, the Company had a tax provision of $802,000 as compared to $1.4 million for the same period in 2004. This was the result of a decrease in income before taxes and an increase in income from the tax-exempt assets.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank ("FHLB") of Boston based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity from the FHLB at June 30, 2005 was approximately $27.5 million.

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

At June 30, 2005, the Company exceeded each of the applicable regulatory capital requirements. As of June 30, 2005 the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of June 30, 2005 and December 31, 2004 are also presented in the tables.


                                                                                             Minimum
                                                                                            To Be Well
                                                                        Minimum            Capitalized
                                                                      For Capital          Under Prompt
                                                                        Adequacy            Corrective
                                                    Actual              Purposes        Action Provisions
                                               Amount     Ratio     Amount     Ratio    Amount     Ratio
                                               ------     -----     ------     -----    ------     -----
                                                                (Dollars in Thousands)

June 30, 2005

Total Capital (to Risk Weighted Assets):
  Consolidated                                $125,185    26.21%    $38,212    8.00%       N/A         -
   Bank                                         90,644    19.25      37,665    8.00     47,081     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 119,844    25.09      19,106    4.00         N/A        -
  Bank                                          85,430    18.15      18,832    4.00      28,249     6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 119,844    14.93      32,109    4.00         N/A        -
  Bank                                          85,430    11.11      30,748    4.00      38,435     5.00

December 31, 2004

Total Capital (to Risk Weighted Assets):
  Consolidated                                $123,222    26.90%    $36,650    8.00%        N/A        -
  Bank                                          87,916    19.49      36,091    8.00      45,114    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 117,945    25.75      18,325    4.00         N/A        -
  Bank                                          82,639    18.32      18,046    4.00      27,069     6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 117,945    14.69      32,125    4.00         N/A        -
  Bank                                          82,639    10.85      30,452    4.00      38,065     5.00

On July 23, 2004 the Bank and MHC completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS"). The Bank, as a federally-chartered savings bank, is subject to OTS capital requirements rather than FDIC capital requirements. The Bank is considered "well capitalized" under OTS capital requirements.

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the six months ended June 30, 2005 and June 30, 2004.

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

The Bank is obligated under leases for certain branches and equipment. A summary of lease obligations and credit commitments at June 30, 2005 is shown below:


                                             After 1 Year    After 3 Years
                                  Within      but Within       but Within      After
                                  1 Year        3 Years         5 Years       5 Years      Total
                                  ------     ------------    -------------    -------      -----
                                                          (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations     $   197       $   247         $   109       $    37    $    590
                                  =======       =======         =======       =======    ========

BORROWINGS
  Federal Home Loan Bank          $10,000       $25,000         $10,000       $     -    $ 45,000
                                  =======       =======         =======       =======    ========

CREDIT COMMITMENTS
  Available lines of credit       $35,510       $     -         $     -       $12,765    $ 48,275
  Other loan commitments           17,884         8,932               -             -      26,816
  Letters of credit                 4,278             -               -           904       5,182
                                  -------       -------         -------       -------    --------
      Total credit commitments    $57,672       $ 8,932         $     -       $13,669    $ 80,273
                                  -------       -------         -------       -------    --------

Grand total                       $67,869       $34,179         $10,109       $13,706    $125,863
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2005, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Specifically, net interest income is measured in one scenario that assumed no change in interest rates, and six scenarios where interest rates increase 100, 200, 300, and 400 basis points, and decrease 100 and 200 basis points, respectively, from current rates over the one year time period following the current consolidated financial statement. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

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

The tables below set forth as of June 30, 2005 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.


                For the Twelve Months Ending June 30, 2006
                          (Dollars in thousands)
                ------------------------------------------
                                  Net Interest
                  Changes in           and
                Interest Rates      Dividend
                (Basis Points)       Income       % Change
                -------------     ------------    --------

                     400             26,798         -1.5%
                     300             26,811         -1.5%
                     200             27,064         -0.6%
                     100             27,213          0.0%
                       0             27,219          0.0%
                    -100             27,567          1.3%
                    -200             26,972         -0.9%

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

ITEM 4:

CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended June 30, 2005.


------------------------------------------------------------------------------------------
                                                      Total number of
                                                           shares             Maximum
                                                        purchased as      number of shares
              Total number of                         part of publicly    that may yet be
                   shares          Average price         announced        purchased under
  Period         purchased       paid per share($)        programs          the program
------------------------------------------------------------------------------------------

April 2005           -                   -                   -
------------------------------------------------------------------------------------------
May 2005             -                   -                   -
------------------------------------------------------------------------------------------
June 2005            -                   -                   -
------------------------------------------------------------------------------------------
Total                -                   -                   -                406,062
------------------------------------------------------------------------------------------

In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. The Repurchase Program will continue until it is completed.

There were no sales by the Company of unregistered securities during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 20, 2005 (the "Meeting"). The sole proposal submitted to the shareholders of the meeting was the election of four candidates to the Board of Directors.

The number of votes cast with respect to this matter is as follows:

         Nominee                     For            Withheld
         -------                     ---            --------

         Robert T. Crowley, Jr.      9,114,947       7,193
         Harry C. Lane               9,114,772       7,368
         William H. McClure          9,113,432       8,708
         Paul R. Pohl                9,115,432       6,708

There was no broker non-votes or abstentions on this proposal. The following directors' terms of office continued after the meeting:

         David C. Colton, Jr.        Charles E. Sullivan
         Victor J. Carra             Thomas C. Sullivan
         Mary C. O'Neil              Donald A. Williams
         Richard C. Placek

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are furnished with this report:

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

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the SEC on August 28, 2001, as amended.
** Incorporated herein by reference to the Registration Statement No. 333-73132 on Form S-8 filed with the SEC on November 9, 2001, as amended.
*** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Westfield Financial, Inc.

                                       By: /s/ Donald A. Williams
                                           --------------------------------
                                           Donald A. Williams
                                           Chairman/Chief Executive Officer
                                           (Principal Executive Officer)


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


August 9, 2005