Form 10-Q
period 2005-09-30
WESTFIELD FINANCIAL INC
filed 2005-11-09
CIK 1157647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           ______________________

                                  FORM 10-Q

        (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005


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

                               (413) 568-1911
            (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X    No       .
     -----      -----

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes    X    No
                                            -----      -----

      Indicate by check mark whether the registrant is a shell holding
company (as defined in Rule 12b-2 of the Exchange Act). Yes         No    X
                                                             -----      ---
--

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Outstanding at
   Class                                                   November 4, 2005
------------                                               ----------------
   Common                                                      9,839,457

                              TABLE OF CONTENTS


                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - September 30, 2005 and December 31, 2004

         Consolidated Statements of Operations (Unaudited) - Three and nine months ended September 30, 2005 and 2004

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Nine months ended September 30, 2005

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2005 and 2004

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

ITEM 1:  FINANCIAL STATEMENTS

                 Westfield Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets - Unaudited
                  (Dollars in thousands except share data)


                                                                  September 30,    December 31,
                                                                       2005            2004
                                                                       ----            ----

ASSETS
Cash and due from banks                                             $ 14,109         $ 13,961
Federal funds sold                                                    25,625           31,964
Interest-bearing deposits                                              5,056            5,122
                                                                    --------         --------

      Cash and cash equivalents                                       44,790           51,047
                                                                    --------         --------

SECURITIES:
Available for sale - at estimated fair value                          19,829           14,968

Held to maturity - at amortized cost (estimated fair value
 of $73,168 in September 2005, and $71,654 in December 2004)          73,352           71,298

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value                          93,978           73,316

Held to maturity - at amortized cost (estimated fair value
 of $153,759 in September 2005, and $174,051 in December 2004)       155,938          175,302

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                       4,237            4,237

LOANS - Net of allowance for loan losses of $5,452 in
 September 2005 and $5,277 in December 2004                          380,529          368,601

PREMISES AND EQUIPMENT, Net                                           11,108           11,505

ACCRUED INTEREST AND DIVIDENDS                                         3,689            3,551

BANK OWNED LIFE INSURANCE                                             19,613           17,248

OTHER ASSETS                                                           5,408            5,830
                                                                    --------         --------

TOTAL ASSETS                                                        $812,471         $796,903
                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                 $ 42,891         $ 48,305
Interest-bearing                                                     583,010          564,316
                                                                    --------         --------

       Total deposits                                                625,901          612,621
                                                                    --------         --------

CUSTOMER REPURCHASE AGREEMENTS                                        16,637           14,615

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                             45,000           45,000

OTHER LIABILITIES                                                      7,193            6,616
                                                                    --------         --------

TOTAL LIABILITIES                                                    694,731          678,852
                                                                    --------         --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at September 30, 2005, December 31, 2004                 -                -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,839,457 shares outstanding at
 September 30, 2005 and 9,954,512 December 31, 2004                      106              106
Additional paid-in capital                                            47,806           47,659
Unallocated Common Stock of Employee Stock Ownership Plan             (5,202)          (5,427)
Restricted stock unearned compensation                                  (978)          (1,543)
Retained earnings                                                     92,646           90,399
Accumulated other comprehensive income, net                             (771)            (122)
Treasury stock, at cost (740,543 shares at September 30, 2005
 and 625,488 December 31, 2004)                                      (15,867)         (13,021)
                                                                    --------         --------

      Total stockholders' equity                                     117,740          118,051
                                                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $812,471         $796,903
                                                                    ========         ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Operations - Unaudited
                (Dollars in thousands, except per share data)


                                                      Three Months           Nine Months
                                                  Ended September 30,    Ended September 30,
                                                   2005         2004       2005       2004
                                                   ----         ----       ----       ----


INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $4,085       $3,641    $11,809    $10,808
  Securities and mortgage backed securities        3,206        3,147      9,610      9,568
  Consumer loans                                     143          284        503        976
  Commercial and industrial loans                  1,714        1,337      4,683      3,707
  Federal funds sold                                 216           87        568        133
  Marketable equity securities                        97           74        288        262
  Interest-bearing deposits                           43            7         95        115
                                                  ------       ------    -------    -------

  Total interest and dividend income               9,504        8,577     27,556     25,569
                                                  ------       ------    -------    -------

INTEREST EXPENSE:
  Deposits                                         3,098        2,328      8,496      7,245
  Customer repurchase agreements                      82           43        212        142
  Other borrowings                                   374          317      1,086        736
                                                  ------       ------    -------    -------

  Total interest expense                           3,554        2,688      9,794      8,123
                                                  ------       ------    -------    -------

  Net interest and dividend income                 5,950        5,889     17,762     17,446

PROVISION FOR LOAN LOSSES                            100          200        365        475
                                                  ------       ------    -------    -------

  Net interest and dividend income after
   provision for loan losses                       5,850        5,689     17,397     16,971
                                                  ------       ------    -------    -------

NONINTEREST INCOME:
  Income from bank owned life insurance              206          187        552        553
  Service charges and fees                           709          591      1,903      1,699
  Gain on sales of securities, net                     -            -         19        868
                                                  ------       ------    -------    -------

  Total noninterest income                           915          778      2,474      3,120
                                                  ------       ------    -------    -------

NONINTEREST EXPENSE:
  Salaries and employees benefits                  2,940        2,614      8,415      7,828
  Occupancy                                          485          447      1,441      1,350
  Computer operations                                391          400      1,185      1,208
  Stationery, supplies and postage                   138          122        403        394
  Other                                              663          703      2,554      2,469
                                                  ------       ------    -------    -------

  Total noninterest expense                        4,617        4,286     13,998     13,249
                                                  ------       ------    -------    -------

INCOME BEFORE INCOME TAXES                         2,148        2,181      5,873      6,842

INCOME TAXES                                         553          627      1,355      2,048
                                                  ------       ------    -------    -------

NET INCOME                                        $1,595       $1,554    $ 4,518    $ 4,794
                                                  ======       ======    =======    =======

EARNINGS PER COMMON SHARE:
  Basic earnings per share                        $ 0.17       $ 0.16    $  0.48    $  0.49

  Diluted earnings per share                      $ 0.16       $ 0.16    $  0.46    $  0.48

        See accompanying notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME - UNAUDITED
                  (Dollars in thousands, except share data)


                                                                                        Accumulated
                              Common Stock                        Restricted               Other
                            ---------------- Additional  Unallo-    Stock              Comprehensive    Treasury Stock
                                        Par   Paid-In     cated    Unearned   Retained Income (Loss), ------------------
                              Shares   Value  Capital     ESOP   Compensation Earnings      Net       Shares      Amount    Total
                              ------   ----- ----------  ------- ------------ -------- -------------- ------      ------    -----

Balance at December 31, 2004  10,580,000  $106   $47,659   $(5,427)  $(1,543)  $90,399     $(122)     (625,488) $(13,021) $118,051

Comprehensive income:
  Net income                           -     -         -         -         -     4,518         -             -         -     4,518
  Unrealized losses on
   securities arising
   during the year, net of
   tax benefit of $401                 -     -         -         -         -         -      (649)            -         -      (649)
                                                                                                                          --------
Comprehensive income                                                                                                         3,869
                                                                                                                          --------
Activity related to common
 stock issued as employee
 incentives                            -     -       147       225       565         -         -             -         -       937
                                                                                                                          --------
Treasury stock purchased               -     -         -         -         -         -         -      (152,400) $ (3,651)   (3,651)
Reissuance of treasury
 shares in connection with
 stock option exercises                -     -         -         -         -      (268)        -        37,345  $    805       537
Cash dividends declared                -     -         -         -         -    (2,003)        -             -         -    (2,003)
                              ----------  ----   -------   -------   -------   -------     -----      -------- ---------  --------

Balance, September 30, 2005   10,580,000  $106   $47,806   $(5,202)  $  (978)  $92,646     $(771)     (740,543) $(15,867) $117,740
                              ==========  ====   =======   =======   =======   =======     =====      ======== =========  ========


Balance at December 31, 2003  10,580,000  $106   $47,143   $(5,837)  $(2,094)  $85,794     $ 788       (57,700) $ (1,096) $124,804

Comprehensive income:
  Net income                           -     -         -         -         -     4,794         -             -         -     4,794
  Unrealized losses on
   securities arising
   during the period, net of
   tax benefit of $89                  -     -         -         -         -         -      (199)            -         -      (199)
  Reclassification for gains
   included in net income,
   net of tax benefit of $250          -     -         -         -         -         -      (618)            -         -      (618)
                                                                                                                          --------
Comprehensive income                                                                                                         3,977
                                                                                                                          --------
Activity related to common
 stock issued as employee
 incentives                            -     -       247       108       413         -         -             -         -       768
Treasury stock purchased               -     -         -         -         -         -         -      (546,378)  (11,388)  (11,388)
Cash dividends declared                -     -         -         -         -    (1,495)        -             -         -    (1,495)
                              ----------  ----   -------   -------   -------   -------     -----      -------- ---------  --------

Balance at September 30, 2004 10,580,000  $106   $47,390   $(5,729)  $(1,681)  $89,093     $ (29)     (604,078) $(12,484) $116,666
                              ==========  ====   =======   =======   =======   =======     =====      ======== =========  ========

        See accompanying notes to consolidated financial statements.

                 Westfield Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows - Unaudited
                           (Dollars in thousands)


                                                                     Nine Months
                                                                 Ended September 30,
                                                                  2005         2004
                                                                  ----         ----

OPERATING ACTIVITIES:
Net income                                                      $  4,518     $  4,794
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                          365          475
  Depreciation of premises and equipment                             720          771
  Net amortization of premiums and discounts on
   securities, mortgage backed securities, and
   mortgage loans                                                    833        1,145
  Amortization of unearned compensation                            1,058          872
  Net realized securities gains                                      (19)        (868)
  Deferred income tax provision                                        -          417
  Increase in cash surrender value of bank
   owned life insurance                                             (552)        (553)
Changes in assets and liabilities:
  Accrued interest and dividends                                    (138)         (36)
  Other assets                                                       823          762
  Other liabilities                                                  577         (411)
                                                                --------     --------

      Net cash provided by operating activities                    8,185        7,368
                                                                --------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                      (11,130)     (15,209)
  Proceeds from calls, maturities, and principal collections       9,000        3,000
Securities, available for sale:
  Purchases                                                       (9,206)      (5,287)
  Proceeds from sales                                              3,833       11,891
  Proceeds from calls, maturities, and principal collections         365        3,899
Mortgage backed securities, held to maturity:
  Purchases                                                      (17,165)     (19,663)
  Principal collections                                           36,035       42,690
Mortgage backed securities, available for sale:
  Purchases                                                      (56,833)     (36,515)
  Proceeds from sales                                             16,962       20,325
  Principal collections                                           18,112       17,463
Purchase of residential mortgages                                 (1,284)     (34,127)
Net other (increase) decrease in loans                           (11,059)       4,827
Purchases of premise and equipment                                  (323)        (391)
Purchase of bank owned life insurance                             (1,813)           -
                                                                --------     --------

      Net cash used in investing activities                      (24,506)      (7,097)
                                                                --------     --------

FINANCING ACTIVITIES:
Increase (decrease) in deposits                                   13,280      (21,783)
Increase in customer repurchase agreements                         2,022        4,304
Federal Home Loan Bank of Boston advances                              -       25,000
Purchase of common stock in connection with employee
 benefit program                                                    (121)        (104)
Cash dividends paid                                               (2,003)      (1,495)
Treasury stock purchased                                          (3,651)     (11,388)
Reissuance of treasury shares in connection with
 employee benefit program                                            537            -
                                                                --------     --------

      Net cash provided (used in) by financing activities         10,064       (5,466)
                                                                --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                        (6,257)      (5,195)
CASH AND CASH EQUIVALENTS
  Beginning of period                                             51,047       45,674
                                                                --------     --------
  End of period                                                 $ 44,790     $ 40,479
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

Westfield Securities Corp., a Massachusetts chartered security corporation, was formed in 2001 by the Company for the primary purpose of holding qualified investment securities. In the third quarter of 2005, the Company dissolved Westfield Securities Corp. in order to streamline operations.

In 2003, the Bank formed another wholly-owned subsidiary, Elm Street Securities Corporation, a Massachusetts-chartered security corporation, for the primary purpose of holding investment securities.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 2005, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months and nine months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):


                                      Three Months           Nine Months
                                  Ended September 30,    Ended September 30,
                                   2005        2004       2005        2004
                                   ----        ----       ----        ----

Net income as reported            $1,595      $1,554     $4,518      $4,794

  Less: Compensation expense
   determined under fair value
   based method for all awards
   net of tax effects               (135)        (68)      (271)       (204)
                                  ------      ------     ------      ------
  Pro forma net income            $1,460      $1,486     $4,247      $4,590
                                  ======      ======     ======      ======

Net income per share
  Basic as reported               $ 0.17      $ 0.16     $ 0.48      $ 0.49
  Pro forma                         0.15        0.16       0.45        0.47

  Diluted as reported               0.16        0.16       0.46        0.48
  Pro forma                         0.15        0.15       0.44        0.46

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

3.  PENSION AND OTHER BENEFITS

The following provides information regarding net benefit costs for the period shown:


                             Pension Benefits     Other Benefits
                             ----------------     --------------
                               Three months ended September 30,
                              2005      2004      2005      2004
                              ----      ----      ----      ----

Service cost                 $ 157     $ 137       $ 8      $ 6
Interest cost                  127       116        11       10
Expected return on assets     (131)     (113)        -        -
Transaction obligation          (3)       (3)        2        2
Actuarial loss                   6         2         -        -
                             -----     -----       ---      ---

Net periodic pension cost    $ 156     $ 139       $21      $18
                             =====     =====       ===      ===


                             Pension Benefits     Other Benefits
                             ----------------     --------------
                               Nine months ended September 30,
                              2005      2004      2005      2004
                              ----      ----      ----      ----

Service cost                 $ 470     $ 411       $23      $18
Interest cost                  380       347        32       29
Expected return on assets     (392)     (339)        -        -
Transaction obligation          (9)       (9)        7        7
Actuarial loss                  17         5         -        -
                             -----     -----       ---      ---

Net periodic pension cost    $ 466     $ 415       $62      $54
                             =====     =====       ===      ===

The Company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. On September 30, 2005, the Company made a contribution in the amount of $474,283.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-based Payment (Revised
2004)" ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123. Therefore, the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes option pricing model may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. On March 29, 2005, the Securities and Exchange

Commission ("SEC") Staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. The provisions of FAS 123R and SAB 107 do not have an impact on the Company's results of operations at the present time.

The Company intends to recognize compensation expense under the fair value based method beginning January 1, 2006. While the Company is still in the process of analyzing the cost of stock options under SFAS 123R, the preliminary estimate of the expense, using the Black-Scholes model for the year ended December 31, 2006 is approximately $234,000, net of taxes.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Westfield Financial (the "Company") strives to remain a leader in meeting the financial service needs of the local community primarily in Hampden County, Massachusetts, and to provide quality service to the individuals and businesses in the market areas that it has served since 1853. Historically, Westfield Bank (the "Bank") has been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Westfield Bank meets the needs of its local community through a community-based and service-oriented approach to banking.

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

You should read our financial results for the quarter ended September 30, 2005 in the context of this strategy.

* Net income was $1.6 million, or $0.16 per diluted share, for the quarter ended September 30, 2005 as compared to $1.6 million, or $0.16 per diluted share for the same period in 2004.

* For the nine months ended September 30, 2005, net income was $4.5 million, or $0.46 per diluted share as compared to $4.8 million, or $0.48 per diluted share for the same period in 2004. The 2004 results included net gains from the sale of securities of $868,000 for the nine months ended September 30, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sales of securities for the nine months ended September 30, 2005 were $19,000.

* Commercial real estate and commercial and industrial loans increased $28.4 million, or 11.9% from $239.1 million at December 31, 2004 to $267.5 million at September 30, 2005. This is consistent with the Bank's strategic plan, which emphasizes commercial lending. The continued success of the Bank's commercial lending is primarily dependent on the local and national economy.

* Residential real estate loans decreased $12.8 million to $110.4 million at September 30, 2005 from $123.2 million at December 31, 2004. The Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee from each of these loans originated. The Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

* Net interest and dividend income increased primarily as a result of higher balances in interest-earning assets, along with a higher yield on interest-earning assets. The Company expects net interest and dividend income to increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company. The net interest margin was 3.09% and 3.14% for the three and nine months ended September 30, 2005, respectively, as compared to 3.14% and 3.11% for the same periods in 2004, respectively.

* Total deposits increased $13.3 million from $612.6 million at December 31, 2004 to $625.9 million at September 30, 2005. The increase in deposits was primarily the result of an increase of $22.5 million in term deposits, which were $335.6 million at September 30, 2005. The increase in term deposits was partially offset by a decrease in core deposits which totaled $9.3 million. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

* Nonperforming loans were $2.0 million at September 30, 2005 and $2.2 million December 31, 2004.

* Charge-offs increased by $91,000 from $351,000 for the nine months ended September 30, 2004 to $442,000 for the nine months ended September 30, 2005. This was primarily the result of an increase of $289,000 in charge offs of commercial and industrial loans, which was partially offset by a decrease of $198,000 in consumer loans. The decrease in charge offs of consumer loans is mainly the result of the discontinuation of the indirect auto loan program.

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

Securities, including mortgage backed securities, which management has the positive intent and ability to hold until maturity, are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity, are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. The Company has not sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. The Company does not acquire securities or mortgage backed securities for purposes of engaging in trading activities.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Total assets increased $15.6 million to $812.5 million at September 30, 2005 from $796.9 million at December 31, 2004. Securities increased $8.2 million to $343.1 million at September 30, 2005 from $334.9 million at December 31, 2004.

Net loans during the period increased by $11.9 million to $380.5 million at September 30, 2005 from $368.6 million at December 31, 2004. Commercial real estate and commercial and industrial loans increased $28.4 million, or 11.9%, to $267.5 million at September 30, 2005 from $239.1 million at December 31, 2004. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy. Residential real estate loans decreased $12.8 million to $110.4 million at September 30, 2005 from $123.2 million at December 31, 2004. The Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of the Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. The Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk.

Total deposits increased $13.3 million to $625.9 million at September 30, 2005 from $612.6 million at December 31, 2004. Time deposits increased $22.5 million to $335.6 million at September 30, 2005. Core deposits, which include checking, NOW, savings, and money market accounts, decreased by $9.3 million to $290.2 million at September 30, 2005. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

Federal Home Loan Bank borrowings totaled $45.0 million at September 30, 2005 and December 31, 2004. Customer repurchase agreements increased 2.0 million, to $16.6 million at September 30, 2005 from $14.6 million at December 31, 2004. A customer repurchase agreement is an agreement by the Bank to sell to and repurchase form the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of the Bank's customer repurchase agreements at September 30, 2005 were held by commercial customers.

Stockholders' equity at September 30, 2005 and December 31, 2004 was $117.7 million and $118.1 million, respectively, which represented 14.5% of total assets as of September 30, 2005 and 14.8% of total assets as of December 31, 2004. The change is primarily attributable to net income of $4.5 million for the nine months ended September 30, 2005, offset by the repurchase of 152,400 shares of common stock for $3.7 million, and the declaration by the Board of Directors of dividends of $0.10 per share on January 27, 2005 and April 26, 2005, and July 26, 2005 as well as the declaration of a special dividend of $0.20 per share on April 26, 2005, all of which aggregated $2.0 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

General

Net income was $1.6 million, or $0.16 per diluted share, for the quarter ended September 30, 2005 as compared to $1.6 million, or $0.16 per diluted share, for the same period in 2004. Net interest and dividend income increased $61,000 to $5.9 million for the three months ended September 30, 2005.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended September 30, 2005 and 2004 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                                Three Months Ended September 30,
                                                           2005                                  2004
                                                        Average     Avg Yield/                Average    Avg Yield/
                                            Interest    Balance        Cost       Interest    Balance       Cost
                                            --------    -------     ----------    --------    -------    ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                       $  216     $ 30,547       2.83%       $   87     $ 26,353      1.32%
Investment Securities                         3,346      341,924       3.91         3,228      343,792      3.76
Loans                                         5,942      390,626       6.08         5,262      373,082      5.64
                                             ------     --------                   ------     --------

      Total Interest-Earning Assets          $9,504     $763,097       4.98        $8,577     $743,227      4.62
                                             ======     ========                   ======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   77     $ 60,556       0.51        $   68     $ 53,488     0.51
Savings Accounts                                 54       42,715       0.51            59       47,068     0.50
Money Market Accounts                           544      144,235       1.51           330      150,952     0.87
Time Deposits                                 2,423      332,271       2.92         1,871      312,130     2.40
Customer Repurchase Agreements and
 Borrowings                                     456       61,716       2.95           360       53,807     2.68
                                             ------     --------                   ------     --------

      Total Interest-Bearing Liabilities     $3,554     $641,493       2.22        $2,688     $617,445     1.74
                                             ======     ========                   ======     ========

Net Interest Income/Interest Rate Spread     $5,950                    2.76%       $5,889                  2.88%
                                             ======                    ====        ======                  ====

Net Interest Margin                                                    3.09%                               3.14%
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


                                      Three Months Ended September 30, 2005
                                          Compared to September 30, 2004
                                           Increase (decrease) due to:

Interest-Earning Assets                    Volume      Rate      Net
-----------------------                    ------      ----      ---
                                           (Dollars in thousands)

Short Term Investments                     $ 14        $115      $129
Investment Securities                       (18)        136       118
Loans                                       247         433       680
                                           ----        ----      ----

Net Change in Income on
 Interest-Earning Assets                    243         684       927
                                           ----        ----      ----

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                  9           0         9
Savings Accounts                             (5)          0        (5)
Money Market Accounts                       (15)        229       214
Time Deposits                               121         431       552
Customer Repurchase Agreements and
 Borrowings                                  53          43        96
                                           ----        ----      ----

Net Change in Expense on
 Interest-Bearing Liabilities               163         703       866
                                           ----        ----      ----

Net Change in Interest Income              $ 80        $(19)     $ 61
                                           ====        ====      ====

Net interest and dividend income increased $61,000 to $5.9 million for the three months ended September 30, 2005. The increase in net interest income was primarily the result of higher balances in interest-earning assets. The average balance of interest-earning assets increased $19.9 million to $763.1 million for the three months ended September 30, 2005 as compared to $743.2 million for the same period in 2004. Westfield Financial expects net interest and dividend income to generally increase in future periods as the Company continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

The net interest margin was 3.09% for the three months ended September 30, 2005 as compared to 3.14% for the same period in 2004. The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 48 basis points to 2.22% for the three months ended September 30, 2005 from 1.74% for same period in 2004. The yield of interest-earning assets increased 36 basis points to 4.98% for the three months ended September 30, 2005 from 4.62% for same period in 2004. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of money market accounts and term deposits resulting from the rising interest rate environment. As the rates on term deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. In a period of rising interest rates, the more rate sensitive customers will continue to shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the three months ended September 30, 2005, Westfield Bank provided $100,000 for loan losses, compared to $200,000 for the same period in 2004. The amount Westfield Bank provided for the provision for loan losses during the three months ended September 30, 2005 was based upon changes that occurred in the loan portfolio during that same period. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.5 million at September 30, 2005 and $5.3 million at June 30, 2005. The allowance for loan losses was 1.41% of total loans at September 30, 2005 and 1.36% at June 30, 2005.

Commercial real estate loans and commercial and industrial loans comprised 69.3% of the Bank's loan portfolio as of September 30, 2005 compared to 68.4% as of June 30, 2005. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. Westfield Bank considers these types of loans to contain more risk than conventional residential real estate mortgages. Residential real estate mortgages decreased by $5.1 million during the quarter ended September 30, 2005, resulting in a decrease in the allowance requirements for residential real estate loans. Consumer loans decreased by $0.8 million to $8.0 million during the quarter ended September 30, 2005, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirements for residential real estate loans and consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans decreased $126,000 to $2.0 million at September 30, 2005 compared to $2.1 million at June 30, 2005.

As a result of the above factors, management determined that a provision of $100,000 was appropriate.

Noninterest Income

Noninterest income increased $137,000 to $915,000 for the three months ended September 30, 2005 from $778,000 in the same period in 2004. Checking account processing fees increased $63,000 to $500,000 for the three months ended September 30, 2005 from $437,000 in the same period in 2004. Fees received from the third party mortgage company increased $23,000 to $39,000 for the three months ended September 30, 2005 from $16,000 for the same period in 2004. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment. Income from Bank Owned Life Insurance ("BOLI") increased $19,000 to $206,000 for the three months ended September 30, 2005 from $187,000 in the same period in 2004.

Noninterest Expense

Noninterest expense was $4.6 million for the three months ended September 30, 2005 and $4.3 million for September 30, 2004. Salaries and benefits increased $326,000 for the three months ended September 30, 2005 as compared to the same period in 2004. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses.

Income Taxes

For the three months ended September 30, 2005, the Company had a tax provision of $553,000 as compared to $627,000 for the same period in 2004. This was a result of an increase in income from tax exempt assets.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

General

Net income was $4.5 million, or $0.46 per diluted share, for the nine months ended September 30, 2005 as compared to $4.8 million, or $0.48 per diluted share, for the same period in 2004. The 2004 results included net gains from the sale of securities of $868,000 for the nine months ended September 30, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from the sale of securities for the nine months ended September 30, 2005 were $19,000.

Net interest and dividend income increased $316,000 to $17.8 million for the nine months ended September 30, 2005 as compared to $17.4 million for the same period in 2004.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the nine months ended September 30, 2005 and 2004 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                                Nine Months Ended September 30,
                                                           2005                                  2004
                                                        Average     Avg Yield/                Average    Avg Yield/
                                            Interest    Balance        Cost       Interest    Balance       Cost
                                            --------    -------     ----------    --------    -------    ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                       $   568    $ 31,075       2.44%       $   133    $ 16,746      1.06%
Investment Securities                          9,993     341,576       3.90          9,945     367,418      3.61
Loans                                         16,995     383,243       5.91         15,491     363,629      5.68
                                             -------    --------                   -------    --------

      Total Interest-Earning Assets          $27,556    $755,894       4.86        $25,569    $747,793      4.56
                                             =======    ========                   =======    ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   223    $ 60,004       0.50        $   180    $ 55,618      0.43
Savings Accounts                                 162      43,605       0.50            175      48,500      0.48
Money Market Accounts                          1,547     146,381       1.41          1,076     152,985      0.94
Time Deposits                                  6,564     321,999       2.72          5,814     319,876      2.42
Customer Repurchase Agreements and
 borrowings                                    1,298      61,839       2.80            878      46,304      2.53
                                             -------    --------                   -------    --------

      Total Interest-Bearing Liabilities     $ 9,794    $633,828       2.06        $ 8,123    $623,283      1.74
                                             =======    ========                   =======    ========

Net Interest Income/Interest Rate Spread     $17,762                   2.80%       $17,446                  2.82%
                                             =======                   ====        =======                  ====

Net Interest Margin                                                    3.14%                                3.11%
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


                                        Nine Months Ended September 30, 2005
                                           Compared to September 30, 2004
                                            Increase (decrease) due to:

Interest-Earning Assets                    Volume       Rate       Net
-----------------------                    ------       ----       ---
                                               (Dollars in thousands)

Short Term Investments                     $ 114       $  321    $  435
Investment Securities                       (699)         747        48
Loans                                        836          668     1,504
                                           -----       ------    ------

Net Change in Income on
 interest-Earning Assets                     251        1,736     1,987
                                           -----       ------    ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                  14           29        43
Savings Accounts                             (18)           5       (13)
Money Market Accounts                        (46)         517       471
Time Deposits                                 39          711       750
Customer Repurchase Agreements and
 borrowings                                  295          125       420
                                           -----       ------    ------
Net Change in Expense on
 interest-Bearing Liabilities                284        1,387     1,671
                                           -----       ------    ------

Net Change in Interest Income              $ (33)      $  349    $  316
                                           =====       ======    ======

Net interest and dividend income increased $316,000 to $17.8 million for the nine months ended September 30, 2005 as compared to $17.4 million for the same period in 2004. The increase in net interest income was primarily the result of higher balances in interest-earning assets. The average balance of interest-earning assets increased $8.1 million to $755.9 million for the nine months ended September 30, 2005 as compared to $747.8 million for the same period in 2004. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

The net interest margin was 3.14% for the nine months ended September 30, 2005 as compared to 3.11% for the same period in 2004. The increase in the net interest margin was primarily the result of a higher yield on interest-earning assets. The yield of interest-earning assets increased 30 basis points to 4.86% for the nine months ended September 30, 2005 from 4.56% for the same period in 2004. The average cost of interest-bearing liabilities increased 32 basis points to 2.06% for the nine months ended September 30, 2005 from 1.74% for the same period in 2004. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of money market accounts and term deposits resulting from the rising interest rate environment. As the rates on term deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. In a period of rising interest rates, the more rate sensitive customers will continue to shift funds back into time deposits, resulting in a higher cost of deposits.

Provision for Loan Losses

For the nine months ended September 30, 2005, Westfield Bank provided $365,000 for loan losses, compared to $475,000 for the same period in 2004. The amount Westfield Bank provided for the provision for loan losses during the nine months ended September 30, 2005 was based upon changes that occurred in the loan portfolio during that same period. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management. The allowance was $5.5 million at September 30, 2005 and $5.3 million at December 31, 2004. The allowance for loan losses was 1.41% of total loans at September 30, 2005 and 1.41% at December 31, 2004.

At September 30, 2005 commercial real estate loans and commercial and industrial loans increased $28.4 million as compared to December 31, 2004. Commercial real estate loans and commercial and industrial loans comprised 69.3% of Westfield Bank's loan portfolio as of September 30, 2005 as compared to 63.9% as of December 31, 2004. This has resulted in an increase in the allowance for loan losses requirement for commercial real estate loans and commercial and industrial loans. Westfield Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $12.8 million during the nine months ended September 30, 2005. This resulted in a decrease in the allowance requirement for residential real estate loans. Consumer loans decreased by $3.6 million to $8.0 million at September 30, 2005, resulting in a decrease in the allowance for loan losses requirement for consumer loans. The decline in the allowance requirement for residential real estate loans and consumer loans partially offset the increase in the allowance requirement for commercial real estate loans and commercial and industrial loans.

Nonperforming loans decreased $182,000 to $2.0 million at September 30, 2005 compared to $2.2 million at December 31, 2004.

As a result of the above factors, management determined that a provision of $365,000 was appropriate.

Noninterest Income

Noninterest income decreased $646,000 to $2.5 million for the nine months ended September 30, 2005 from $3.1 million in the same period in 2004. Net gains on the sale of securities were $19,000 for the nine months ended September 30, 2005 as compared to $868,000 for the same period in 2004. The Company sold essentially all its common stock portfolio in 2004.

Checking account processing fees increased $76,000 to $1.3 million for the nine months ended September 30, 2005 from $1.2 million for the same period in 2004. Fee income from commercial letters of credit was $41,000 for the nine months ended September 30, 2005 compared to none for the same period in 2004. Fees received from the third party mortgage company increased $10,000 to $75,000 for the nine months ended September 30, 2005 as compared to $65,000 for the same period in 2004. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2005 was $14.0 million as compared to $13.2 million for the same period in 2004. Salaries and benefits increased $587,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses. Advertising expenses increased $217,000 to $403,000 for the nine months ended September 30, 2005 as compared to $186,000 for the same period in 2004.

Income Taxes

For the nine months ended September 30, 2005, the Company had a tax provision of $1.4 million as compared to $2.0 million for the same period in 2004. This was the result in a decrease in income before taxes and an increase in income from tax-exempt assets.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the Federal Home Loan Bank at September 30, 2005 was approximately $22 million.

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

At September 30, 2005, the Company exceeded each of the applicable regulatory capital requirements. As of September 30, 2005, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Westfield Bank must maintain minimum total risk-based, Tier 1 risk -based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. The Company's and Westfield Bank's actual capital ratios as of September 30, 2005 are also presented in the table.


                                                                                             Minimum
                                                                                            To Be Well
                                                                         Minimum           Capitalized
                                                                       For Capital         Under Prompt
                                                                        Adequacy            Corrective
                                                    Actual              Purposes        Action Provisions
                                               Amount      Ratio     Amount    Ratio     Amount     Ratio
                                               ------      -----     ------    -----     ------     -----
                                                                 (Dollars in thousands)

September 30, 2005

Total Capital (to Risk Weighted Assets):
  Consolidated                                $123,783    26.07%    $37,989    8.00%        N/A     -
  Bank                                         103,795    22.03      37,685    8.00     $47,106    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 118,331    24.92      18,995    4.00         N/A        -
  Bank                                          98,470    20.90      18,842    4.00      28,263     6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 118,331    14.54      32,545    4.00         N/A        -
  Bank                                          98,470    12.40      31,771    4.00      39,713     5.00

December 31, 2004

Total Capital (to Risk Weighted Assets):
  Consolidated                                $123,222    26.90%    $36,650    8.00%        N/A        -
  Bank                                          87,916    19.49      36,091    8.00     $45,114    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 117,945    25.75      18,325    4.00         N/A        -
  Bank                                          82,639    18.32      18,046    4.00      27,069     6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 117,945    14.69      32,125    4.00         N/A        -
  Bank                                          82,639    10.85      30,452    4.00      38,065     5.00

On July 23, 2004, Westfield Bank and the Company's mutual holding company completed their conversions from companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the OTS. Westfield Bank, as a federally-chartered savings bank, is subject to OTS capital requirements rather than Federal Deposit Insurance Corporation capital requirements. Westfield Bank is considered "well capitalized" under OTS capital requirements.

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the nine months ended September 30, 2005 and September 30, 2004.

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

Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at September 30, 2005 is shown below:


                                             After 1 Year    After 3 Years
                                  Within      but Within       but Within      After
                                  1 Year        3 Years         5 Years       5 Years      Total
                                                           (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations     $   238       $   334          $  198       $   330    $  1,100
                                  =======       =======          ======       =======    ========

BORROWINGS
  Federal Home Loan Bank          $ 5,000       $35,000          $5,000       $     -    $ 45,000
                                  =======       =======          ======       =======    ========

CREDIT COMMITMENTS
  Available lines of credit       $40,452       $     -          $    -       $12,978    $ 53,430
  Other loan commitments           34,973         7,046               -             -      42,019
  Letters of credit                 4,722             -               -           904       5,626
                                  -------       -------          ------       -------    --------
      Total credit commitments    $80,147       $ 7,046          $    -       $13,882    $101,075
                                  =======       =======          ======       =======    ========

Grand total                       $85,385       $42,380          $5,198       $14,212    $147,175
                                  =======       =======          ======       =======    ========

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Company and Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2004, that the Company and Westfield Bank met all capital adequacy requirements to which they were subject. As of September 30, 2004, the most recent notification from the OTS categorized Westfield Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The tables below set forth for the twelve months ended September 30, 2005 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.


               For the Twelve Months Ending September 30, 2005
                            (Dollars in thousands)
               -----------------------------------------------
                 Changes in        Net Interest
               Interest Rates      and Dividend
               (Basis Points)         Income          % Change
               --------------      ------------       --------

                     400              $26,673           -1.8%
                     300               26,750           -1.5
                     200               27,016           -0.5
                     100               27,241            0.3
                       0               27,153            N/A
                    -100               27,884            2.7
                    -200               27,561            1.5

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

ITEM 4:

CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Company's Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the nine months ended September 30, 2005.


                                                                 Total number
                                                                   of shares        Maximum number
                                                                 purchased as       of shares that
                          Total number                         part of publicly       may yet be
                            of shares     Average price            announced       purchased under
        Period              purchased     paid per share($)        programs          the program
--------------------------------------------------------------------------------------------------

July 1 - 31, 2005                  -                -                     -
--------------------------------------------------------------------------------------------------
August 1 - 31, 2005          152,400            23.96               152,400
--------------------------------------------------------------------------------------------------
September 1 - 30, 2005             -                -                     -
--------------------------------------------------------------------------------------------------
Total                        152,400            23.96               152,400            291,007
--------------------------------------------------------------------------------------------------

In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. The Repurchase Program will continue until it is completed.

There were no sales by the Company of unregistered securities during the three months ended September 30, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

a.  None

b.  None

ITEM 6.   EXHIBITS

The following exhibits are furnished with this report:

2.1 Plan of Reorganization and Minority Stock Issuance of Westfield Mutual Holding Company, as amended.*

3.1   Articles of Organization of Westfield Financial, Inc.*

3.2   Bylaws of Westfield Financial, Inc.*

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


November 9, 2005