Form 10-K
period 2005-12-31
WESTFIELD FINANCIAL INC
filed 2006-03-15
CIK 1157647

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

For the fiscal year ended December 31, 2005

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

                               (413) 568-1911
            (Registrant's telephone number, including area code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ].

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]   No [X].

As of March 7, 2006, the registrant had 10,580,000 shares of common stock, $.01 par value, issued and 9,689,757 shares outstanding. Of such shares outstanding, 5,607,400 shares were held by Westfield Mutual Holding Company, the registrant's mutual holding company, and 4,082,357 were held by the public and directors, officers and employees of the registrant.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was $94,547,053. This figure was based on the closing price as of June 30, 2005 on The American Stock Exchange for a share of the registrant's common stock, which was $24.24 on June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K - Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

                          WESTFIELD FINANCIAL, INC.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2005

                              TABLE OF CONTENTS

ITEM                                PART I                           PAGE

1     BUSINESS                                                         2
1A    RISK FACTORS                                                    39
1B    UNRESOLVED STAFF COMMENTS                                       42
2     PROPERTIES                                                      43
3     LEGAL PROCEEDINGS                                               44
4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             44

                                   PART II

5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES               44
6     SELECTED FINANCIAL DATA                                         46
7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                       47
7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      72
8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     72
9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                        73
9A    CONTROLS AND PROCEDURES                                         73
9B    OTHER INFORMATION                                               74

                                  PART III

10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              75
11    EXECUTIVE COMPENSATION                                          75
12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT                                                  76
13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  76
14    PRINCIPAL ACCOUNTING FEES AND SERVICES                          76

                                   PART IV

15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                         77

      SIGNATURES                                                      78

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

PART I

ITEM 1.     BUSINESS

      General. Westfield Financial, Inc. ("Westfield Financial," the "Company," "us," "our," or "we") is a Massachusetts-chartered stock holding company organized in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company which owns 57.5% of the outstanding common stock of Westfield Financial. Westfield Financial serves as the holding company for Westfield
Bank, a federally-chartered stock savings bank.   Unless the context
otherwise requires, all references herein to Westfield Bank or Westfield Financial include Westfield Financial and Westfield Bank on a consolidated basis. In connection with our reorganization, Westfield Financial sold 4,972,600 shares of its common stock to eligible depositors of Westfield Bank. Net proceeds of the stock offering were $47.7 million. The reorganization of Westfield Mutual Holding Company and the related stock offering by Westfield Financial were completed on December 27, 2001. The common stock of Westfield Financial commenced trading on The American Stock Exchange under the symbol "WFD" on December 28, 2001.

      On July 23, 2004 Westfield Bank and Westfield Mutual Holding Company completed their conversions from Massachusetts-chartered companies regulated by the Massachusetts Division of Banks or the Federal Reserve Board to federally-chartered companies regulated by the Office of Thrift Supervision (the "OTS").

      Westfield Securities Corp., and Elm Street Securities Corporation, Massachusetts chartered security corporations, were formed by the Company for the primary purpose of holding qualified investment securities. In the third quarter of 2005, the Company dissolved Westfield Securities Corporation in order to streamline operations.

      Westfield Bank was formed in 1853 and reorganized into a mutual holding company structure without a stock offering in 1995. Historically, Westfield Bank has been a community-oriented provider of banking products and services to businesses and individuals, including traditional products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. In recent years, however, Westfield Bank has developed and implemented a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships, extending its branch network and broadening its product lines and services. Westfield Bank believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service.

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

      Market Area. Westfield Bank operates through 10 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has five free-standing ATM locations in Agawam, Feeding Hills, Springfield, and Westfield, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in Western Massachusetts. In addition, Westfield Bank provides online banking services through its web site (http://www.westfieldbank.com).

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

      As of December 2005, the unemployment rate of Westfield Bank's primary market area and Massachusetts was 5.4% and 4.9%, respectively, compared to 4.9% and 4.7%, respectively, in December 2004. From June 2004 to June 2005, the median household income in Westfield Bank's market area increased by 10.6% to $61,500, compared to $55,624 as of June 2004. Despite the increase, the median household income in Westfield Bank's market area is below state and national averages.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from approximately 24 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Historically, Westfield Bank's most direct competition for deposits has come from savings, co-operative and commercial banks. Westfield Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. In Westfield Bank's market area, there were approximately ten of the foregoing institutions at December 31, 2005.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of residential real estate loans, home equity loans, commercial real estate loans, commercial and industrial loans and consumer loans.

      At December 31, 2005, Westfield Bank had total loans of $383.9 million, of which 71.8% were adjustable-rate loans and 28.2% were fixed-rate loans. Commercial real estate loans and commercial and industrial loans totaled $169.6 million and $100.0 million respectively. The remainder of its loans at December 31, 2005 consisted of residential mortgage loans, home equity loans and consumer loans. Residential mortgage and home equity loans outstanding at December 31, 2005 totaled $106.9 million. Consumer loans outstanding at December 31, 2005 were $7.4 million.

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


                                                                       At December 31,
                           --------------------------------------------------------------------------------------------------------
                                  2005                 2004                 2003                 2002                 2001
                           -------------------  -------------------  -------------------  -------------------  --------------------
                                    Percent of           Percent of           Percent of           Percent of           Percent of
                           Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                           ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------   -----------
                                                                   (Dollars in thousands)

Real estate loans:
  Commercial              $169,564    44.17%   $144,336    38.65%   $131,292    37.57%   $100,903    27.92%   $ 99,425    23.82%
  Residential               96,061    25.02     111,646    29.90     100,728    28.83     146,664    40.59     199,710    47.86
  Home equity               10,857     2.83      11,176     2.99       9,819     2.81      11,232     3.11      13,041     3.13
                          --------   ------    --------   ------    --------   ------    --------   ------    --------   -------
      Total real estate
       loans               276,482    72.02     267,158    71.54     241,839    69.21     258,799    71.62     312,176    74.81
                          --------   ------    --------   ------    --------   ------    --------   ------    --------   -------

Other loans:
  Commercial and
   industrial              100,019    26.06      94,726    25.36      85,292    24.41      61,494    17.01      47,012    11.27
  Indirect auto              1,745     0.45       5,886     1.58      15,983     4.57      33,848     9.37      52,129    12.49
  Consumer, other            5,627     1.47       5,679     1.52       6,327     1.81       7,216     2.00       5,955     1.43
      Total other loans    107,391    27.98     106,291    28.46     107,602    30.79     102,558    28.38     105,096    25.19
                          --------   ------    --------   ------    --------   ------    --------   ------    --------   -------

      Total loans          383,873   100.00%    373,449   100.00%    349,441   100.00%    361,357   100.00%    417,272   100.00%
                          --------   ------    --------   ------    --------   ------    --------   ------    --------   -------

  Net deferred loan
   origination costs           386                  429                  181                  123                  197
  Allowance for loan
   losses                   (5,422)              (5,277)              (4,642)              (4,325)              (3,923)
                          --------             --------             --------             --------             --------
      Total loans, net    $378,837             $368,601             $344,980             $357,155             $413,546
                          ========             ========             ========             ========             ========

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2005. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.


                                                            At December 31, 2005
                               --------------------------------------------------------------------------
                                                                         Commercial
                               Residential                 Commercial       and
                               Real Estate   Home Equity   Real Estate   Industrial   Consumer
                                  Loans         Loans         Loans         Loans       Loans      Totals
                               -----------   -----------   -----------   ----------   --------     ------
                                                               (In thousands)

Amounts due:
Within one year                  $13,312       $     8      $ 30,268      $ 50,331     $  945     $ 94,864

After one year:
  One to three years               7,218            23        47,926         7,425      3,790       66,382
  Three to five years             26,370           537        52,454        19,657      2,541      101,559
  Five to ten years               14,516         2,750        29,817        22,446         96       69,625
  Ten to twenty years             21,859         7,539         8,952            10          -       38,360
  Over twenty years               12,786             -           147           150          -       13,083
                                 -------       -------      --------      --------     ------     --------
Total due after one year          82,749        10,849       139,296        49,688      6,427      289,009
                                 -------       -------      --------      --------     ------     --------

Total amount due:                 96,061        10,857       169,564       100,019      7,372      383,873
                                 -------       -------      --------      --------     ------     --------

Less:
Net deferred loan
 origination costs
 (fees), net                         172           173           (79)           89         31          386
Allowance for loan losses           (319)          (36)       (2,618)       (2,366)       (83)      (5,422)
                                 -------       -------      --------      --------     ------     --------

Loans, net                       $95,914       $10,994      $166,867      $ 97,742     $7,320     $378,837
                                 =======       =======      ========      ========     ======     ========

      The following table presents, as of December 31, 2005, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2006 and whether such loans have fixed interest rates or adjustable interest rates.


                                      Due After December 31, 2006
                                   ----------------------------------
                                    Fixed      Adjustable      Total
                                    -----      ----------      -----
                                             (In thousands)

Real Estate Loans
  Residential                      $53,316      $ 29,433      $82,749
  Home Equity                            -        10,849       10,849
  Commercial real estate             5,575       133,721      139,296
                                   -------      --------     --------
      Total real estate loans       58,891       174,003      232,894
                                   -------      --------     --------

Other Loans
  Commercial and industrial         33,455        16,233       49,688
  Consumer                           6,427             -        6,427
                                   -------      --------     --------
      Total other loans             39,882        16,233       56,115
                                   -------      --------     --------

Total loans                        $98,773      $190,236     $289,009
                                   =======      ========     ========

      The following table presents our loan originations, purchases, sales and principal payments for the years indicated:


                                                   For the Year Ended December 31,
                                                ------------------------------------
                                                  2005          2004          2003
                                                  ----          ----          ----
                                                           (In thousands)

Loans:
  Balance outstanding at beginning of year      $373,449      $349,441      $361,357

Originations:
  Real estate loans:
  Residential                                      8,607         5,435         4,062
  Home equity                                      4,356         6,390         5,694
  Commercial                                      58,382        31,174        58,978
                                                --------      --------      --------
      Total mortgage originations
                                                  71,345        42,999        68,734
  Commercial and industrial  loans                43,465        50,349        67,558
  Consumer loans                                   3,325         3,516         4,676
                                                --------      --------      --------
      Total originations                         118,135        96,864       140,968
  Purchases of one-to-four family
   mortgage loans                                  1,236        34,996        11,352
                                                --------      --------      --------
                                                 119,371       131,860       152,320
                                                --------      --------      --------

Less:
  Principal repayments, unadvanced funds
   and other, net                                108,627       107,737       163,803
  Loan charge-offs, net                              320           115           433
                                                --------      --------      --------
      Total deductions                           108,947       107,852       164,236
                                                --------      --------      --------
  Ending balance                                $383,873      $373,449      $349,441
                                                ========      ========      ========

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2005, Westfield Bank's commercial real estate loan portfolio consisted of 420 loans, totaling $169.6 million, or 44.2% of total loans. Since 2001, commercial real estate loans have grown by $70.2 million, or 70.6%, from $99.4 million at December 31, 2001 to $169.6 million at December 31, 2005.

      The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in Westfield Bank's normal lending area. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a maximum loan-to-value ratio of 85% on commercial properties and generally requires a minimum debt coverage ratio of 1.15 times. Its largest commercial real estate loan relationship had an outstanding balance of $13.3 million at December 31, 2005 which was secured by one commercial investment property located in Massachusetts and two properties in New Hampshire. The loans of this borrower have performed to contractual terms.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $30.1 million in commercial construction loans and commitments at December 31, 2005.

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

      Because of increased risks associated with commercial real estate loans, Westfield Bank's commercial real estate loans generally have higher rates than residential mortgage loans. Commercial real estate loans generally have adjustable rates with repricing dates of five years or less however, occasionally repricing dates may be a long as ten years. Whenever possible, Westfield Bank's seeks to originate adjustable rate commercial real estate loans. Borrower activity and market conditions however, may influence whether the Bank is able to originate adjustable rate loans rather than fixed rate loans.

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2005, Westfield Bank's commercial and industrial loan portfolio consisted of 823 loans, totaling $100.0 million or 26.0% of its total loans. Since 2001, commercial and industrial loans have grown $53.0 million, or 112.8%, from $47.0 at December 31, 2001 to $100.0 million at December 31, 2005. Westfield Bank's commercial loan team includes six commercial loan officers, one business development manager, and four credit analysts. Westfield Bank may hire additional commercial loan officers on an as needed basis.

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

      Westfield Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for colleges and universities, which comprise approximately 3.3% of the total loan portfolio as of December 31, 2005. At December 31, 2005, Westfield Bank's largest commercial and industrial loan relationship was $14.3 million to a private New England college. The loans of this borrower have performed to contractual terms.

      Commercial and industrial loans generally have terms of seven years or less, however on an occasional basis, may have terms of up to ten years. Among the $100.0 million Westfield Bank has in its commercial and industrial loan portfolio as of December 31, 2005, $61.2 million have adjustable interest rates and $38.8 million have fixed interest rates. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions however, may influence whether the Bank is able to originate adjustable rate loans rather than fixed rate loans. Westfield Bank generally requires the personal guarantee of the business owner. Interest rates on commercial loans generally have higher yields than residential or commercial real estate loans.

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

      Residential Mortgage Loans and Originations. Beginning in September, 2001, Westfield Bank began referring its residential real estate borrowers to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company. Westfield Bank receives a fee for each of these loans originated by the third party mortgage company. Under the program, substantially all of Westfield Bank's residential real estate loans are underwritten and originated by the third party mortgage company. In addition, depending on market conditions, Westfield Bank may purchase residential real estate loans from the third party mortgage company. To date, the Bank has not purchased a significant amount of loans from the third party mortgage company. Westfield Bank believes that this program diversifies its loan portfolio and reduces its interest rate risk by reducing the amount of long-term fixed rate residential mortgages held in Westfield Bank's loan portfolio.

      Even though substantially all residential mortgages are referred to a third party mortgage company, Westfield Bank still holds residential mortgages in its loan portfolio. The mortgages held in portfolio consist primarily of loans originated prior to the commencement of the third party residential mortgage program. As of December 31, 2005, loans on one-to-four family residential properties, including home equity lines, accounted for $106.9 million, or 27.9%, of Westfield Bank's total loan portfolio.

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

      Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payments rise, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with payments for these loans. At December 31, 2005, its residential mortgage and home equity loan portfolio included $53.5 million in adjustable-rate loans or, 14.0% of its total loan portfolio, and $53.4 million in fixed-rate loans, or 13.9% of its total loan portfolio.

      Westfield Bank's home equity lines of credit totaled $10.9 million and comprised 2.8% of its total loan portfolio at December 31, 2005. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

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

      * credit lines tied to deposit accounts to provide overdraft protection; and

      *     unsecured personal loans.

      At December 31, 2005, the consumer loan portfolio totaled $7.4 million or 1.9% of total loans. Westfield Bank's consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Automobile loans currently represent the largest portion of its consumer loan portfolio, totaling $3.6 million, or 0.9% of its total loan portfolio and 48.6% of its consumer loan portfolio, at December 31, 2005. Westfield Bank offers fixed-rate automobile loans on a direct basis with terms of up to 60 months for new and recent model used cars and up to 48 months for older model used cars. Westfield Bank will make such loans up to 100% of the vehicle purchase price on new cars and up to 100% of the NADA retail value of used cars.

      Indirect automobile loans currently represent the second largest portion of its consumer loan portfolio, totaling $1.7 million, or 0.5% of its total loan portfolio and 23.0% of its consumer loan portfolio, at December 31, 2005. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003 the Bank ceased writing new loans under this program.

      Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Repossessed collateral relating to consumer loans at December 31, 2005 approximated $34,875. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

      The following generally describes Westfield Bank's current lending procedures. Upon receipt of a completed loan application from a prospective borrower, Westfield Bank must order a credit report and verify other information. If necessary, Westfield Bank obtains additional financial or credit related information. Westfield Bank requires an appraisal for all mortgage loans. Appraisals for mortgage loans are performed by licensed or certified third-party appraisal firms and are reviewed by Westfield Bank's lending department. Appraisals for second mortgages or home equity loans are not required. Rather, a designated employee of Westfield Bank conducts an inspection of the property. Westfield Bank requires title insurance on all first mortgage loans and certain other loans. Westfield Bank requires borrowers to obtain hazard insurance. Westfield Bank also requires borrowers to obtain flood insurance, if applicable, prior to closing. In addition, Westfield Bank makes available to borrowers the option to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which it makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums. Beginning on September 1, 2001, Westfield Bank began referring its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is closed on the books of the mortgage company.

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

      The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2005, 2004, and 2003, Westfield Bank had $1.9 million, $2.2 million, and $1.8 million, respectively, of non-accrual loans. If all non-accrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $176,000, $176,000, and $134,000 for the years ended December 31, 2005, 2004, and 2003, respectively.


                                                           At December 31,
                                         --------------------------------------------------
                                          2005       2004       2003       2002       2001
                                          ----       ----       ----       ----       ----
                                                        (Dollars in thousands)

Non-accrual real estate loans:
  Residential                            $  411     $  631     $  995     $1,323     $1,866
  Home equity                                18          -         32         30         14
  Commercial real estate                  1,285      1,341        342        374        536
                                         ------     ------     ------     ------     ------
Total non-accrual real estate loans       1,714      1,972      1,369      1,727      2,416
                                         ------     ------     ------     ------     ------

Other loans:
  Commercial and industrial                 173        170        289        530        183
  Consumer                                   32         29        110        126         85
                                         ------     ------     ------     ------     ------
Total non-accrual consumer and
 other loans                                205        199        399        656        268
                                         ------     ------     ------     ------     ------
Total nonperforming loans                 1,919      2,171      1,768      2,383      2,684
Foreclosed real estate, net                   -          -          -          -        176
                                         ------     ------     ------     ------     ------
Total nonperforming assets               $1,919     $2,171     $1,768     $2,383     $2,860
                                         ======     ======     ======     ======     ======
Nonperforming loans to total loans         0.50%      0.58%      0.51%      0.66%      0.64%
Nonperforming assets to total assets       0.24       0.27       0.22       0.29       0.37

      Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios at or for the dates indicated.


                                                       At or for Years Ended December 31,
                                          ------------------------------------------------------------
                                            2005         2004         2003         2002         2001
                                            ----         ----         ----         ----         ----
                                                      (Dollars in thousands)

Balance at beginning of year              $  5,277     $  4,642     $  4,325     $  3,923     $  3,434

Charge-offs:
  Residential                                    -            -           (3)         (36)         (16)
  Commercial real estate                         -            -            -          (29)         (17)
  Home equity loans                              -            -          (31)           -            -
  Commercial and industrial                   (431)         (14)        (124)        (241)         (26)
  Consumer                                    (181)        (390)        (567)        (622)      (1,784)
                                          --------     --------     --------     --------     --------
      Total charge-offs                       (612)        (404)        (725)        (928)      (1,843)
                                          --------     --------     --------     --------     --------

Recoveries:
  Residential                                    -            -           10           17            -
  Commercial real estate                         1            -            -            -            -
  Home equity loans                              3            4            3            -            -
  Commercial and industrial                      9           65           73           16           14
  Consumer                                     279          220          206          363          688
                                          --------     --------     --------     --------     --------
      Total recoveries                         292          289          292          396          702
                                          --------     --------     --------     --------     --------

Net charge-offs                               (320)        (115)        (433)        (532)      (1,141)

Provision for loan losses                      465          750          750          934        1,630
                                          --------     --------     --------     --------     --------

Balance at end of year                    $  5,422     $  5,277     $  4,642     $  4,325     $  3,923
                                          ========     ========     ========     ========     ========

Total loans receivable(1)                 $383,873     $373,449     $349,441     $361,357     $417,272
                                          ========     ========     ========     ========     ========

Average loans outstanding                 $383,436     $366,677     $354,134     $398,555     $443,652
                                          ========     ========     ========     ========     ========

      Allowance for loan losses as
       a percent of total loans
       receivable                             1.41%        1.41%        1.33%        1.20%        0.94%

      Net loans charged off as a
       percent of average loans
       outstanding                            0.08%        0.03%        0.12%        0.13%        0.26%

-------------------
<F1>  Does not include deferred fees.

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

      The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No. 114 and No. 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Westfield Bank portfolios of home equity loans, real estate mortgages, installment and other loans.

      The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter Westfield Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The formula allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect key lending areas of the company, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperformance loans, delinquency and loan losses, and specific industry connections within the portfolio segments that may impact the collectibility of the loan portfolio. Loss factors are described as follows:

* Classified loan loss factors are set at levels determined to be appropriate by Westfield Bank. Loss factors are applied to the outstanding balance of loans internally classified special mention, substandard and doubtful.

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

      In addition, management employs an independent third party to perform an annual review of all of Westfield Bank's commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal or greater than $750,000. The third party also reviews all commercial investment real estate loans in excess of $750,000, as well as all adversely rated loans.

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

      A summary of the components of the allowance for loan losses is as follows:


                                December 31, 2005            December 31, 2004            December 31, 2003
                           --------------------------   --------------------------   --------------------------
                           Specific   Formula   Total   Specific   Formula   Total   Specific   Formula   Total
                           --------   -------   -----   --------   -------   -----   --------   -------   -----
                                                              (In Thousands)

Real estate mortgage
  Residential (1)            $  -     $  355    $  355    $  -     $  421    $  421    $  -     $  517    $  517
  Commercial                  218      2,400     2,618     264      2,097     2,361      17      1,994     2,011

Commercial and
 Industrial                    32      2,334     2,366     236      2,078     2,314      53      1,660     1,713

Consumer                        -         83        83       -        181       181       -        401       401
                             ----     ------    ------    ----     ------    ------    ----     ------    ------
Total                        $250     $5,172    $5,422    $500     $4,777    $5,277    $ 70     $4,572    $4,642
                             ====     ======    ======    ====     ======    ======    ====     ======    ======


                                December 31, 2002            December 31, 2001
                           --------------------------   --------------------------
                           Specific   Formula   Total   Specific   Formula   Total
                           --------   -------   -----   --------   -------   -----

Real estate mortgage
  Residential                $  -     $  713    $  713    $  -     $  839    $  839
  Commercial                   17      1,618     1,635      32      1,435     1,467

Commercial and
 Industrial                    53      1,408     1,461      53        946       999

Consumer                        -        516       516       -        618       618
                             ----     ------    ------    ----     ------    ------
Total                        $ 70     $4,255    $4,325    $ 85     $3,838    $3,923
                             ====     ======    ======    ====     ======    ======

-------------------
<F1>  Includes home equity loans

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

      For the year ended December 31, 2005, Westfield Bank provided $465,000 to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2005.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.


                                                                    At December 31,
                          ------------------------------------------------------------------------------------------------------
                                      2005                               2004                               2003
                          --------------------------------   --------------------------------   --------------------------------
                                               Percent of                         Percent of                         Percent of
                                      Loan      Loans in                 Loan      Loans in                 Loan      Loans in
                          Amount    Balances       Each      Amount    Balances       Each      Amount    Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to   of Loan      by      Category to
Loan Category              Loss     Category   Total Loans    Loss     Category   Total Loans    Loss     Category   Total Loans
-------------             -------   --------   -----------   -------   --------   -----------   -------   --------   -----------
                                                                 (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  355    $106,918      27.85%     $  421    $122,822      32.89%     $  517    $110,547      31.64%
  Commercial               2,618     169,564      44.17       2,361     144,336      38.65       2,011     131,292      37.57
Commercial loans           2,366     100,019      26.06       2,314      94,726      25.36       1,713      85,292      24.41
Consumer loans                83       7,372       1.92         181      11,565       3.10         401      22,310       6.38
                          ------    --------     ------      ------    --------     ------      ------    --------     ------
      Total allowance
       for loan losses    $5,422    $383,873     100.00%     $5,277    $373,449     100.00%     $4,642    $349,441     100.00%
                          ======    ========     ======      ======    ========     ======      ======    ========     ======


                                                    At December 31,
                          -------------------------------------------------------------------
                                      2002                               2001
                          --------------------------------   --------------------------------
                                               Percent of                         Percent of
                                      Loan      Loans in                 Loan      Loans in
                          Amount    Balances       Each      Amount    Balances       Each
                          of Loan      by      Category to   of Loan      by      Category to
                           Loss     Category   Total Loans    Loss     Category   Total Loans
                          -------   --------   -----------   -------   --------   -----------
                                                (Dollars in thousands)

Real estate - mortgage:
  Residential(1)          $  713    $157,896      43.70%     $  839    $212,751      50.98%
  Commercial               1,635     100,903      27.92       1,467      99,425      23.83
Commercial loans           1,461      61,494      17.01         999      47,012      11.27
Consumer loans               516      41,064      11.37         618      58,084      13.92
                          ------    --------     ------      ------    --------     ------
      Total allowance
       for loan losses    $4,325    $361,357     100.00%     $3,923    $417,272     100.00%
                          ======    ========     ======      ======    ========     ======

-------------------
<F1>  Includes home equity loans.

      Investment Activities. The Board of Directors reviews and approves Westfield Bank's investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

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

      Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks and corporate debt instruments.

      Securities Portfolio. Westfield Financial classifies securities as held to maturity or available for sale at the date of purchase. Westfield Financial does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2005, held to maturity securities totaled $225.4 million, or 63.5% of the total securities portfolio, and available for sale investments totaled $129.5 million, or 36.5% of Westfield Financial's total securities portfolio. Westfield Financial classifies U.S. Government securities and government-sponsored enterprise securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Financial also invests in adjustable rate securities with maturities of up to 15 years. Westfield Financial's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard and Poor's, or Fitch. These securities generally have maturities between 7 and 20 years, however, many have earlier call dates. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

      The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.


                                                                   At December 31,
                                       -----------------------------------------------------------------------
                                               2005                     2004                     2003
                                       ---------------------    ---------------------    ---------------------
                                       Amortized     Market     Amortized     Market     Amortized     Market
                                         Cost        Value        Cost        Value        Cost        Value
                                       ---------     ------     ---------     ------     ---------     ------
                                                              (In thousands)

Securities:
  Government-sponsored enterprises     $ 65,818     $ 64,944    $ 45,151     $ 45,061    $ 49,737     $ 50,296
  Municipal bonds                        30,233       30,339      29,147       29,597      21,687       22,041
  Corporate debt securities                   -            -       4,909        4,978       8,735        9,017
                                       --------     --------    --------     --------    --------     --------
Total securities                         96,051       95,283      79,207       79,636      80,159       81,354
                                       --------     --------    --------     --------    --------     --------

Mortgage-backed and mortgage-
 related securities:
  Fannie Mae                            144,440      141,472     153,271      152,292     163,435      163,557
  Freddie Mac                            74,775       73,834      62,614       62,501      69,362       69,275
  Ginnie Mae                             29,894       29,336      29,811       29,718      29,437       29,446
  Other pass-through securities           4,726        4,709           -            -           -            -
  Collateralized mortgage
   obligations                              818          804       2,848        2,856       5,413        5,410
                                       --------     --------    --------     --------    --------     --------
Total mortgage-backed and
 mortgage-related securities            254,653      250,155     248,544      247,367     267,647      267,688
                                       --------     --------    --------     --------    --------     --------

Marketable equity securities              6,057        5,742        7,301       6,986      14,594       15,455
                                       --------     --------    --------     --------    --------     --------
Total securities                       $356,761     $351,180    $ 335,052    $333,989    $362,400     $364,497
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


                                                                         At December 31,
                                ------------------------------------------------------------------------------------------------
                                             2005                             2004                             2003
                                -------------------------------  -------------------------------  ------------------------------
                                Amortized  Percent of   Market   Amortized  Percent of   Market   Amortized  Percent of   Market
                                  Cost       Total      Value      Cost       Total      Value      Cost       Total      Value
                                ---------  ----------   ------   ---------  ----------   ------   ---------  ----------   ------
                                                                     (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities available
 for sale:
  Fannie Mae                    $ 46,078     18.09%    $ 45,376  $ 32,676     13.15%    $ 32,713  $ 31,627     11.82%    $ 31,872
  Freddie Mac                     38,310     15.04       37,863    22,842       9.19      22,838    18,611      6.95       18,586
  Ginnie Mae                      12,594      4.95       12,386    15,036       6.05      15,069    20,854      7.79       20,857
  Other pass-through
   securities                      4,726      1.86        4,709         -          -           -         -         -            -
  Collateralized mortgage
   obligations                       818      0.32          804     2,688       1.08       2,696     4,872      1.82        4,862
                                --------     -----     --------  --------     ------    --------  --------    ------     --------
Total mortgage-backed and
 mortgage related securities
 available for sale              102,526     40.26      101,138    73,242      29.47      73,316    75,964     28.38       76,177
                                --------     -----     --------  --------     ------    --------  --------    ------     --------

Mortgage-backed and mortgage
 related securities held
to maturity:

  Fannie Mae                      98,362     38.63       96,096   120,595      48.52     119,579   131,808      49.25     131,685
  Freddie Mac                     36,465     14.32       35,971    39,772      16.00      39,663    50,751      18.96      50,689
  Ginnie Mae                      17,300      6.79       16,950    14,775       5.95      14,649     8,583       3.21       8,589
  Collateralized mortgage
   obligations                         -         -            -       160       0.06         160       541       0.20         548
                                --------     -----     --------  --------     ------    --------  --------    ------     --------
Total mortgage-backed and
 mortgage related securities
 held to maturity                152,127     59.74      149,017   175,302      70.53     174,051   191,683      71.62     191,511
                                --------     -----     --------  --------     ------    --------  --------    ------     --------
Total mortgage-backed and
 mortgage related securities    $254,653    100.00%    $250,155  $248,544     100.00%   $247,367  $267,647     100.00%   $267,688
                                ========     =====     ========  ========     ======    ========  ========    ======     ========

      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.


                                          More than One Year  More than Five Years
                        One Year or Less  Through Five Years   Through Ten Years   More than Ten Years      Total Securities
                       ------------------ ------------------  -------------------- ------------------- ---------------------------
                                 Weighted           Weighted            Weighted             Weighted                     Weighted
                       Amortized Average  Amortized Average   Amortized Average    Amortized Average   Amortized  Market  Average
                         Cost     Yield     Cost     Yield      Cost     Yield       Cost     Yield      Cost     Value    Yield
                       --------- -------- --------- --------  --------- --------   --------- --------  ---------  ------  --------
                                                                 (Dollars in thousands)

Securities available
 for sale:
  Government-sponsored
   enterprises          $3,008    3.19%    $14,730   4.61%     $ 4,990   5.03%     $      -      -%    $ 22,728  $ 22,579  4.52%
Mortgage-backed
 securities available
 for sale:
Ginnie Mae                  --      --          --     --           --     --        12,594   3.97       12,594    12,386  3.97
Fannie Mae                  --      --          --     --        3,595   4.58        42,483   4.32       46,078    45,376  4.34
Freddie Mac                 --      --          --     --           --     --        38,310   4.06       38,310    37,863  4.07
Other pass-through
 securities                 --      --          --     --           --     --         4,726   4.96        4,726     4,709  4.96
Collateralized
 mortgage
 obligations                --      --          --     --           --     --           818   2.89          818       804  2.89
                        ------             -------             -------             --------            --------  --------
      Total mortgage-
       backed
       securities           --      --          --     --        3,595   4.58        98,931   4.19      102,526   101,138  4.21
                        ------             -------             -------             --------            --------  --------
Total                   $3,008    3.19%    $14,730   4.61      $ 8,585   4.84      $ 98,931   4.19     $125,254  $123,717  4.27
                        ======             =======             =======             ========            ========  ========

Securities held to
 maturity:
Government-sponsored
 enterprises            $7,997    2.60     $15,096   3.50      $14,997   4.92      $  5,000   5.88     $ 43,090  $ 42,365  4.10
Municipal bonds             --      --       1,211   3.48        9,551   3.72        19,471   4.34       30,233    30,339  4.11
                        ------             -------             -------             --------            --------  --------
      Total investment
       securities        7,997    2.60      16,307   3.50       24,548   4.45        24,471   4.65       73,323    72,704  4.10
                        ------             -------             -------             --------            --------  --------

Mortgage-backed
 securities held to
 maturity:
Ginnie Mae                   1    8.00         152   5.22          652   5.08        16,495   3.89       17,300    16,950  3.94
Fannie Mae                  --      --       3,170   3.62       15,523   3.75        79,669   4.33       98,362    96,096  4.22
Freddie Mac                 14    4.26       3,898   2.71          965   4.96        31,588   4.46       36,465    35,971  4.29
                        ------             -------             -------             --------            --------  --------
      Total mortgage-
       backed
       securities           15    4.51       7,220   3.16       17,140   3.87       127,752   4.31      152,127   149,017  4.20
                        ------             -------             -------             --------            --------  --------

Total                   $8,012    2.60%    $23,527   3.40%     $41,688   4.21%     $152,223   4.36%    $225,450  $221,721  4.17%
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

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 46.2% of total
deposits on December 31, 2005 and 48.9% on December 31, 2004.   At December
31, 2005 and December 31, 2004, time deposits with remaining terms to maturity of less than one year amounted to $227.8 million and $184.5 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2005, 2004 and 2003.

      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.


                                                                           At December 31,
                                     ---------------------------------------------------------------------------------------------
                                                 2005                            2004                            2003
                                     -----------------------------   -----------------------------   -----------------------------
                                                          Weighted                        Weighted                        Weighted
                                                          Average                         Average                         Average
                                      Amount    Percent    Rates      Amount    Percent    Rates      Amount    Percent    Rates
                                      ------    -------   --------    ------    -------   --------    ------    -------   --------
                                                                        (Dollars in thousands)

Demand deposits                      $ 45,260     7.26%    0.00%     $ 48,305     7.88%    0.00%     $ 54,620     8.64%    0.00%
NOW accounts                           69,137    11.10     0.83        57,050     9.31     0.51        42,465     6.71     0.54
Regular accounts                       41,387     6.64     0.50        44,882     7.33     0.50        46,331     7.33     0.50
Money market accounts                 132,218    21.22     1.62       149,288    24.37     0.93       154,825    24.48     0.98
                                     --------   ------               --------   ------               --------   ------
      Total non-certificate
       accounts                       288,002    46.22     1.01       299,525    48.89     0.64       298,241    47.16     0.81
                                     --------   ------               --------   ------               --------   ------

Time certificates of deposit
  Due within 1 year                   227,770    36.56     3.05       184,500    30.12     2.14       234,694    37.11     2.35
  Over 1 year through 3 years          85,951    13.80     3.51       103,856    16.95     2.88        90,934    14.38     3.13
  Over 3 years                         21,322     3.42     4.17        24,740     4.04     3.71         8,562     1.35     3.24
                                     --------   ------               --------   ------               --------   ------
      Total certificate accounts      335,043    53.78     3.24       313,096    51.11     2.51       334,190    52.84     2.58
                                     --------   ------               --------   ------               --------   ------
Total                                $623,045   100.00%    2.21%     $612,621   100.00%    1.59%     $632,431   100.00%    1.75%
                                     ========   ======               ========   ======               ========   ======

      C.D. Maturities. At December 31, 2005, Westfield Bank had $71.2 million in time certificates of deposit with balances of $100,000 and over maturing as follows:


                                                                            Weighted
                                                                            Average
Maturity Period                                  Amount                       Rate
-------------------------------------            ------                     --------
                                          (Dollars in thousands)

Three months or less                             $15,500                     2.92%
Over three months through six months              13,761                     3.25
Over six months through twelve months             18,604                     3.64
Over twelve months                                23,327                     3.69
                                                 -------
      Total                                      $71,192                     3.42%
                                                 =======

      C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.


                                                    At December 31, 2005
                    ------------------------------------------------------------------------------------
                                                     Period to Maturity
                    ------------------------------------------------------------------------------------
                    Less than     One to Two       Two to         More than                   Percent of
                    One Year        Years        Three Years     Three Years      Total         Total
                    ---------     ----------     -----------     -----------      -----       ----------
                                                   (Dollars in thousands)

2.00% and under     $ 33,389       $ 2,399         $     -         $     -       $ 35,788       10.68%
2.01% to 3.00%        77,531        15,165             501               -         93,197       27.82
3.01% to 4.00%        82,297        21,103          23,351           1,907        128,658       38.40
4.01% to 5.00%        34,553        11,603          11,829          19,415         77,400       23.10
                    --------       -------         -------         -------       --------      ------
      Total         $227,770       $50,270         $35,681         $21,322       $335,043      100.00%
                    ========       =======         =======         =======       ========      ======

      Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank of Boston are available as an additional source of funds to finance Westfield Bank's lending and investing activities. Westfield Bank traditionally has not relied upon borrowings from the Federal Home Loan Bank. Westfield Bank maintained $45.0 million in borrowings in 2005 by replacing matured advances with new advances.

      Westfield Bank offers repurchase agreements to commercial customers and higher balance retail customers. These agreements are direct obligations of Westfield Bank to repay at maturity or on demand the purchase price of an undivided interest in a government-sponsored enterprise owned by Westfield Bank. Since these agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2005, such repurchase agreement borrowings totaled $14.4 million.

Personnel

      As of December 31, 2005, Westfield Bank had 127 full-time employees and 24 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

                         Federal And State Taxation

Federal

      General. For federal income tax purposes, we report income on a calendar year basis, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Westfield Bank and Westfield Financial constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because Westfield Mutual Holding Company owns less than 80% of the common stock of Westfield Financial, it is not a member of such affiliated group and therefore, must report its income on a separate return. Westfield Bank and Westfield Mutual Holding Company are not currently under audit by the IRS.

      Distributions. To the extent that Westfield Bank makes "non-dividend distributions" to Westfield Financial, such distributions will be considered to result in distributions from unrecaptured tax bad debt reserves as of December 31, 1987 (our "base year reserve"), to the extent thereof and then from supplemental reserves for losses on loans, and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in income.

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

      Corporate Alternative Minimum Tax. The alternative minimum tax ("AMT") rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the AMT functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation's alternative minimum taxable income is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The AMT rate is 20%. Such preference items include adjustments for tax exempt interest, inside build-up of life insurance policies and accelerated depreciation deductions. During the past five years, Westfield Financial has not been subject to AMT and therefore has no AMT net operating losses or credit to utilize.

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

State

      Westfield Bank files Massachusetts Financial Institution excise tax returns. Generally, the taxable income of financial institutions in Massachusetts, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Massachusetts tax. Westfield Bank is not currently under audit with respect to its Massachusetts income tax returns.

      Westfield Financial is also required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Massachusetts. However, Westfield Securities Corp. (dissolved in the third quarter of 2005), and Elm Street Securities Corp. are taxed at a rate that is currently lower than income tax rates for savings institutions in Massachusetts.

      Massachusetts legislation was signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from Real Estate Investment Trusts ("REITs"). Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, Westfield Financial ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation was retroactive to 1999. Westfield Financial's 2003 results include a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

REGULATION

      General. Westfield Financial and Westfield Mutual Holding Company are regulated as savings and loan holding companies by the OTS. Westfield Bank, as a federal savings bank, is subject to regulation, examination, and supervision by the OTS and the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. Westfield Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. Westfield Financial and Westfield Mutual Holding Company are also required to file reports with, and otherwise comply with, the rules and regulations of the OTS. Westfield Financial is also required to file reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

Regulation of Federal Savings Associations

      Business Activities. Westfield Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended ("HOLA"), and OTS regulations. Under these laws and regulations, Westfield Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Westfield Bank may also establish service corporations that may engage in activities not otherwise permissible for Westfield Bank, including certain real estate equity investments and securities and insurance brokerage. Westfield Bank's authority to invest in certain types of loans or other investments is limited by federal law and regulation.

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

      Westfield Bank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the "Code"). Westfield Bank met the QTL test at December 31, 2005 and in each of the prior 12 months, and, therefore, is a "qualified thrift lender." If Westfield Bank fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a national charter.

      Capital Requirements. The OTS regulations require Westfield Bank to meet three minimum capital standards:

      (1) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations;

      (2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and

      (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets.

      The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

      Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

      At December 31, 2005, Westfield Bank met each of its capital requirements, in each case on a fully phased-in basis.

      Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, Westfield Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess Westfield Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by Westfield Bank. The CRA also requires all institutions to publicly disclose their CRA ratings. Westfield Bank received a "Satisfactory" CRA rating in its most recent examination, in January 2005.

      The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

      * a lending test, to evaluate the institution's record of making loans in its assessment areas;

      * an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

      * a service test, to evaluate the institution's delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

      Transactions with Affiliates. Westfield Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms that are as favorable to Westfield Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Westfield Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Westfield Bank. In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W, which Westfield Bank has done.

      Loans to Insiders. Westfield Bank's authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Westfield Bank= capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Westfield Bank's Board of Directors.

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

      Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

      In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency, may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

      * the proposed capital distribution raises safety and soundness concerns; or

      * the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

      Liquidity. Westfield Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

      *     well-capitalized;

      *     adequately capitalized;

      *     undercapitalized; or

      *     critically undercapitalized.

      At December 31, 2005, Westfield Bank met the criteria for being considered "well-capitalized." When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provision of federal law.

      Insurance of Deposit Accounts. Westfield Bank is a member of the Bank Insurance Fund (the "BIF"), maintained by the FDIC, and Westfield Bank pays its deposit insurance assessments to the BIF. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (the "SAIF"), which ordinarily insures the deposits of federal savings associations. Westfield Bank is a member of the BIF, rather than the SAIF, because it paid to BIF prior to its conversion from a Massachusetts bank on July 23, 2004, and continues to do so under Section 10(0) of HOLA.

      Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

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

      On February 15, 2006, President Bush signed into law legislation designed, in part, to increase insurance limits for certain accounts, including individual retirement accounts, merge the BIF and SAIF funds and grant the FDIC additional flexibility in establishing reserves in the fund. Pending rulemaking by the FDIC, the legislation is not yet effective.

      Federal Home Loan Bank System. Westfield Bank is a member of the Federal Home Loan Bank (the "FHLB") of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Westfield Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, Westfield Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2005 of $4.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

      Federal Reserve System. Westfield Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The amount of transaction accounts exempt from a reserve requirement is $7 million. A 3% reserve is required for transaction accounts from $7 million to $40.6 million. Transaction accounts over $40.6 million are subject to a 10% reserve requirement. Westfield Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Westfield Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

      Prohibitions Against Tying Arrangements. Federal savings banks are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain credit or services of a competitor of the institution.

      The Bank Secrecy Act. Westfield Bank and Westfield Financial are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on Westfield Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

      * Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

      * financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

      * financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

      * financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

      * financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks;

      * bank regulators are directed to consider a bank's or holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Office of Foreign Asset Control. Westfield Bank and Westfield Financial, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. Recently, the Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

      Westfield Financial and Westfield Mutual Holding Company are savings and loan holding companies regulated by the OTS. As such, Westfield Financial and Westfield Mutual Holding Company are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Westfield Financial and Westfield Mutual Holding Company and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

      Restrictions Applicable to Westfield Financial. Because Westfield Financial was acquired after May 4, 1999, under the Gramm-Leach-Bliley Act (the "GLB Act") it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are "grandfathered" under the GLB Act and generally have no restrictions on their business activities. Westfield Financial's activities, however, will be restricted to:

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

ITEM 1A.    RISK FACTORS

      Our loan portfolio includes loans with a higher risk of loss.
Westfield Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. In recent years, Westfield Bank has developed and implemented a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

      * Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

      * Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

      * Consumer Loans. Consumer loans (such as indirect automobile loans) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

      Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business thereby increasing the risk of non-performing loans.

      If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

      Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

      Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

      We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

      Our local economy may affect our future growth possibilities. Our current market area is principally located in Hamden County, Massachusetts. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

      We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team.
The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our Chairman and Chief Executive Officer and our Chief Financial Officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

      We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. Westfield Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC")as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees Westfield Financial and Westfield Mutual Holding Company. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors' funds from brokerage firms and other firms' short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans may limit our future growth and earnings prospects. Competition for loan originations and deposits may limit our future growth and earnings prospects.

      Our charter and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our charter and bylaws and applicable provisions of Massachusetts and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of Westfield Financial though a tender offer, business combination, proxy context or some other method, even though you might be in favor of the transaction. In addition, only a majority vote of the Board of Directors of Westfield Financial may call a special meeting of shareholders. Therefore, as a shareholder of Westfield Financial, you will not be able to call a special meeting of shareholders to consider a tender offer, business combination or other transaction.

      We may not be able to pay dividends in the future in accordance with past practice. We pay a quarterly dividend to stockholders. However, we are dependent primarily upon Westfield Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Westfield Bank's earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

      Because Westfield Mutual Holding Company owns a majority of our common stock, Westfield Mutual Holding Company may prevent transactions you may like. Westfield Mutual Holding Company owns at least a majority of our common stock. The same directors and officers who manage Westfield Bank also manage Westfield Financial and Westfield Mutual Holding Company. The board of trustees of Westfield Mutual Holding Company will control the outcome of most matters put to a vote of stockholders of Westfield Financial. As a federally-chartered mutual holding company, the board of Westfield Mutual Holding Company must ensure that interests of depositors of the Bank are represented and considered in matters put to a vote of stockholders of Westfield Financial. Therefore, we cannot assure you that the votes cast by Westfield Mutual Holding Company will be in your personal best interests as a stockholder.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.     PROPERTIES

Properties

      Westfield Bank currently conducts its business through its ten banking offices and five off-site ATMs. As of December 31, 2005, the properties and leasehold improvements owned by us had an aggregate net book value of $11.0 million.


      Location         Ownership      Year Opened      Year of Lease or
                                                      License Expiration
--------------------   ---------      -----------     ------------------
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

830 Suffield St.
Agawam, MA             Tenant at will     1997               N/A

516 Carew St.
Springfield, MA        Tenant at will     2002               N/A

1000 State St.
Springfield, MA        Tenant at will     2003               N/A

115 West Silver St.
Westfield, MA          Tenant at will     2005               N/A

-------------------
<F1>  Does not include one additional five-year option.
<F2>  Does not include two additional five-year options.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, no legal proceedings will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is listed on The American Stock Exchange under the symbol "WFD." Westfield Mutual Holding Company owns 5,607,400 shares, or 57.5% of our outstanding common stock. At December 31, 2005, there were 9,754,757 shares of common stock issued and outstanding, and there were approximately 1,384 holders of record.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange.


                                                    Price Range        Dividends
                                                 -----------------     ---------
      For the Year Ended December 31, 2005        High       Low
      ------------------------------------        ----       ---

      Fourth Quarter ended December 31, 2005     $24.53     $22.12       $0.40
      Third Quarter ended September 30, 2005      25.58      23.48        0.10
      Second Quarter ended June 30, 2005          25.03      23.15        0.30
      First Quarter ended March 31, 2005          25.40      23.20        0.10


                                                    Price Range        Dividends
                                                 -----------------     ---------
      For the Year Ended December 31, 2004        High       Low
      ------------------------------------        ----       ---

      Fourth Quarter ended December 31, 2004      $26.00    $23.50       $0.10
      Third Quarter ended September 30, 2004       23.60     19.76        0.10
      Second Quarter ended June 30, 2004           24.87     19.45        0.05
      First Quarter ended March 31, 2004           25.07     23.15        0.05

      A quarterly cash dividend of $0.10 per share was declared on January 25, April 26, and July 26, and $0.15 per share was declared on October 26, 2005 by the Board of Directors. In addition, the Board of Directors declared special cash dividends of $0.20 per share on April 26, and $0.25 per share on October 25, 2005. The continued payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or that, if paid, that we will not reduce or eliminate dividends in the future.

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

      The following table sets forth information with respect to purchase made by the Company of it's common stock during the quarter ended December 31, 2005:



                                                                                    Maximum
                                                               Total number        number of
                                                                of shares         shares that
                                                               purchased as       may yet be
                          Total number        Average        part of publicly      purchased
                           of shares        price paid          announced          under the
       Period              purchased       per share ($)         programs           program
       ------             ------------     -------------     ----------------     -----------

October 1 - 31, 2005              -                -                   -

November 1 - 30, 2005        85,000            24.08              85,000

December 1 - 31, 2005             -                -                   -
                             ------            -----              ------

Total                        85,000            24.08              85,000            164,862

      In July 2004, the Company announced that the Board of Directors had approved a share repurchasing program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. The Repurchase Program will continue until it is completed.

      There were no sales by the Company of unregistered securities during the quarter ended December 31, 2005.

ITEM 6.     SELECTED FINANCIAL DATA

      The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Westfield Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.


                                                             At December 31,
                                       ------------------------------------------------------------
                                         2005         2004         2003         2002         2001
                                         ----         ----         ----         ----         ----
                                                              (In thousands)

Selected Financial Condition Data:
Total assets                           $805,095     $796,903     $795,216     $812,980     $782,732
Loans, net(1)                           378,837      368,601      344,980      357,155      413,546
Securities available for sale            28,321       14,968       25,806       79,842       74,184
Securities held to maturity              73,323       71,298       69,927       45,960       45,614
Mortgage backed securities
 available for sale                     101,138       73,316       76,177       90,468       87,150
Mortgage backed securities
 held to maturity                       152,127      175,302      191,683      159,339       81,007
Deposits                                623,045      612,621      632,431      656,065      637,109
Customer repurchase agreements           14,441       14,615       12,135        8,724        6,061
Federal Home Loan Bank advances          45,000       45,000       20,000       15,000            -
Total equity                            115,842      118,051      124,804      126,699      131,317
Allowance for loan losses                 5,422        5,277        4,642        4,325        3,923
Nonperforming loans                       1,919        2,171        1,768        2,383        2,684


                                                           For the Years Ended
                                                               December 31,
                                       ------------------------------------------------------------
                                         2005         2004         2003         2002         2001
                                         ----         ----         ----         ----         ----
                                                  (In thousands, except per share data)

Selected Operating Data:
Interest and dividend income           $ 37,306     $ 34,428     $ 35,635     $ 43,013     $ 47,543
Interest expense                         13,597       10,913       13,858       18,775       25,002
                                       --------     --------     --------     --------     --------
Net interest and dividend income         23,709       23,515       21,777       24,238       22,541
Provision for loan losses                   465          750          750          934        1,630
                                       --------     --------     --------     --------     --------
Net interest and dividend income
 after provision for loan losses         23,244       22,765       21,027       23,304       20,911
Total noninterest income (loss)           3,372        3,896        3,074         (362)       2,517
Total noninterest expense                18,464       17,776       17,630       16,659       15,899
                                       --------     --------     --------     --------     --------
Income before income taxes                8,152        8,885        6,471        6,283        7,529
Income taxes                              1,933        2,562        2,820        2,239        2,512
                                       --------     --------     --------     --------     --------
Net income                             $  6,219     $  6,323     $  3,651     $  4,044     $  5,017
                                       ========     ========     ========     ========     ========

Basic earnings per share               $   0.66     $   0.65     $   0.36     $   0.39          N/A
Diluted earnings per share             $   0.64     $   0.64     $   0.36     $   0.38          N/A

Dividends per share paid               $   0.90     $   0.30     $   0.20     $   0.15          N/A

-------------------
<F1>  Loans are shown net of deferred loan fees, allowance for loan losses and unadvanced loan funds.


                                                        At or for the Years Ended December 31,
                                                -------------------------------------------------------
                                                 2005        2004        2003        2002        2001
                                                 ----        ----        ----        ----        ----

Selected Financial Ratios and
 Other Data(1)
Performance Ratios:
  Return on average assets                        0.77%       0.79%       0.45%       0.51%       0.70%
  Return on average equity                        5.27        5.24        2.94        3.14        6.16
  Average equity to average assets               14.66       15.14       15.33       16.23       11.32
  Equity to total assets at end of year          14.39       14.83       15.69       15.58       16.78
  Average interest rate spread                    2.78        2.83        2.47        2.54        2.75
  Net interest margin(2)                          3.13        3.13        2.86        3.18        3.33
  Average interest earning assets to
   average interest earning liabilities         119.22      121.47      121.49      125.76      115.77
  Total noninterest expense to
   average assets                                 2.29        2.24        2.18        2.10        2.21
  Efficiency ratio(3)                            68.23       66.99       72.13       65.01       65.62
Regulatory Capital Ratios:
  Regulatory tier 1 leverage capital             14.48       14.69       15.31       15.65       17.27
  Tier 1 risk-based capital                      24.54       25.75       28.46       28.77       28.09
  Total risk-based capital                       25.68       26.90       29.63       29.78       28.98
Asset Quality Ratios:
  Nonperforming loans as a percent of
   total loans                                    0.50        0.58        0.51        0.66        0.64
  Nonperforming assets as a percent of
   total assets                                   0.24        0.27        0.22        0.29        0.37
  Allowance for loan losses as a percent of
   total loans                                    1.41        1.41        1.33        1.20        0.94
  Allowance for loan losses as a percent of
   nonperforming assets                            283         243         263         181         137
Number of:
  Banking offices                                   10          10          10          10          10
  Full-time equivalent employees                   142         144         152         146         159

-------------------
<F1>  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
<F2>  Net interest margin represents net interest and dividend income as a percentage of average interest earning assets.
<F3>  The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale of securities.

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

      You should read our financial results for the year ended December 31, 2005 in the context of this strategy.

      * Net income for the year ended December 31, 2005 was $6.2 million, or $0.64 per diluted share, compared to $6.3 million, or $0.64 per diluted share for the year ended December 31, 2004. The 2004 results included net gains from the sale of securities of $877,000 for the year ended December 31, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sales of securities for the year ended December 31, 2005 were $19,000.

      * Net interest and dividend income increased $194,000 to $23.7 million for the year ended December 31, 2005, compared to $23.5 million for the same period in 2004. The net interest margin was 3.13% for the both years ended December 31, 2005, and 2004. The yield on earning assets increased 32 basis points to 4.92% for the year ended December 31, 2005, compared to the same period in 2004. The cost of paying liabilities, however, increased 37 basis points to 2.14% for the year ended December 31, 2005, compared to the same period in 2004.

      * Commercial real estate and commercial and industrial loans increased $30.5 million, to $269.6 million at December 31, 2005. This is consistent with Westfield Bank's strategic plan, which emphasizes commercial lending. The continued success of Westfield Bank's commercial lending is primarily dependent on the local and national economy.

      * Residential real estate loans decreased $15.9 million to $107.3 million at December 31, 2005 from $123.2 million at December 31, 2004. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate residential mortgages held in Westfield Bank's loan portfolio.

      * Securities, including mortgage-backed securities increased $20.0 million to $354.9 million at December 31, 2005, compared to $334.9 million at December 31, 2004. The largest segment of the securities portfolio is mortgage-backed securities, the majority of which are adjustable rate instruments. Management feels that investing funds in adjustable rate mortgage backed securities has helped provide cash flow and in addition, helped reduce interest rate risk.

      * Total deposits increased $10.4 million to $623.0 million at December 31, 2005 from $612.6 million at December 31, 2004. Time deposits increased $21.9 million to $335.0 million at December 31, 2005, while regular savings and money market accounts decreased $20.6 million. As the rates paid on term deposits increased throughout 2005, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits. Checking accounts increased $9.0 million to $114.4 million at December 31, 2005. The increase is primarily due to a new checking account product which pays higher rates to customers who maintain large balances.

      * Fees received from the third party mortgage company were $107,000 for the year ended December 31, 2005, compared to $100,000 for the same period in 2004. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

      * Checking account processing fees increased $148,000 for the twelve months ended December 31, 2005, compared to the same period in 2004. This was as a result of Westfield Bank's overdraft privilege program offered to checking account customers. The overdraft privilege program commenced in the second quarter of 2004, therefore the 2004 results reflect only a partial year under the program. In 2005, the overdraft privilege program was in effect for the entire year.

      * Nonperforming loans decreased $252,000 to $1.9 million at December 31, 2005 from $2.2 million at December 31, 2004. This was primarily the result of payments in full received on nonperforming loans.

      * Gross charge-offs increased by $208,000 to $612,000 for the twelve months ended December 31, 2005, compared to the same period in 2004. This was the result of an increase of $417,000 in charge-offs on commercial and industrial loans, partially offset by a decrease of $209,000 in consumer loan charge-offs.

      * The allowance for loans as a percent of total loans receivable was 1.41% as of both December 31, 2005 and December 31, 2004. Westfield Bank had steadily increased this ratio in prior years to compensate for growth in commercial loans, which typically have higher risks than residential loans. As Westfield Bank emphasizes the origination of commercial real estate loans and commercial and industrial loans for its loan portfolio, increased allowance requirements may continue. Due to Westfield

            Bank's third party mortgage program and the discontinuation of its indirect automobile lending, the balances of both residential mortgages and consumer loans decreased during 2005. This resulted in a decrease in the allowance requirement for residential mortgages and consumer loans.

      * Stockholders' equity at December 31, 2005 and December 31, 2004 was $115.8 million and $118.1 million, respectively, representing 14.4% and 14.8% of total assets. The change is comprised of net income of $6.2 million for the year ended December 31, 2005, the net repurchase of 199,755 shares of common stock for $4.9 million, and the declaration by the Board of Directors of four quarterly and two special dividends aggregating $3.6 million.

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

Critical Accounting Policies

      Westfield Financial's accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The more critical policies given Westfield Financial's current business strategy and asset/liability structure are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and discount rate assumptions used for benefit liabilities. In addition to the informational disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of Westfield Financial's Board of Directors.

      On a quarterly basis, Westfield Financial's reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

      Securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. Westfield Financial has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. Westfield Financial does not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

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

      The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in "Business-Asset Quality-Allowance for Loan Losses" above. Westfield Financial's methodology for assessing the appropriations of the allowance consists of two key components, which are a specific allowance for identified problems or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriations of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST AND DIVIDEND INCOME

      The following tables set forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2005, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.


                                                                   For the Year Ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                                 2005                            2004                            2003
                                    -----------------------------   -----------------------------   -----------------------------
                                                          Average                         Average                         Average
                                    Average               Yield/    Average               Yield/    Average               Yield/
                                    Balance    Interest    Cost     Balance    Interest    Cost     Balance    Interest    Cost
                                    -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                       (Dollars in thousands)

ASSETS:
Interest-earning assets:
Short term investments(1)           $ 30,141   $   788     2.61%    $ 20,866   $   290     1.39%    $ 17,648   $   170     0.96%
Securities                           344,618    13,577     3.94      361,253    13,195     3.65      389,333    13,189     3.39

Loans(2)                             383,436    22,941     5.98      366,677    20,943     5.71      354,134    22,276     6.29
                                    --------   -------              --------   -------              --------   -------
      Total interest-earning
       assets                        758,195    37,306     4.92      748,796    34,428     4.60      761,115    35,635     4.68
                                               -------                         -------                         -------
      Total noninterest-earning
       assets                         47,226                          46,135                          48,693
                                    --------                        --------                        --------

      Total assets                  $805,421                        $794,931                        $809,808
                                    ========                        ========                        ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  NOW accounts                        60,150       326     0.54       48,004       249     0.52       42,783       347     0.81
  Savings accounts                    43,250       215     0.50       47,728       232     0.49       46,771       371     0.79
  Money market deposit accounts      144,629     2,117     1.46      152,855     1,419     0.93      152,863     1,860     1.22
  Time certificates of deposit       325,050     9,155     2.82      317,563     7,724     2.43      353,967    10,544     2.98
                                    --------   -------              --------   -------              --------   -------
      Total interest-bearing
       deposits                      573,079    11,813               566,150     9,624               596,384    13,122
  Customer repurchase agreements
   and other borrowings               62,209     1,784     2.87       50,309     1,289     2.56       30,123       736     2.44
                                    --------   -------              --------   -------              --------   -------
  Interest-bearing liabilities       635,977    13,597     2.14      616,459    10,913     1.77      626,507    13,858     2.21
                                    --------   -------              --------   -------              --------   -------

Noninterest-bearing deposits          44,590                          52,631                          54,119
Other noninterest-bearing
 liabilities                           6,819                           5,488                           5,020
                                    --------                        --------                        --------
      Total noninterest-bearing
       liabilities                    52,098                          58,119                          59,139
                                    --------                        --------                        --------

      Total liabilities              687,386                         674,578                         685,646
      Total equity                   118,035                         120,353                         124,162
                                    --------                        --------                        --------
      Total liabilities and
       equity                       $805,421                        $794,931                        $809,808
                                    ========                        ========                        ========

Net interest and dividend income               $23,709                         $23,515                         $21,777
                                               =======                         =======                         =======
Net interest rate spread(3)                                2.78                            2.83                            2.47
Net interest margin(4)                                     3.13%                           3.13%                           2.86%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                             119.2x                          121.5x                          121.5x

-------------------
<F1>  Short term investments include Federal funds sold.
<F2>  Loans, including non-accrual loans, are net of deferred loan origination costs (fees), and unadvanced funds.
<F3>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F4>  Net interest margin represents net interest and dividend income as a percentage of average interest earning assets.

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


                                     Year Ended December 31, 2005      Year Ended December 31, 2004
                                        Compared to Year Ended            Compared to Year Ended
                                          December 31, 2004                 December 31, 2003
                                         Increase/(Decrease)               Increase/(Decrease)
                                     ----------------------------     ----------------------------
                                          Due to                            Due to
                                     -----------------                -------------------
                                     Volume      Rate       Net       Volume       Rate         Net
                                     ------      ----       ---       ------       ----         ---
                                                              (In thousands)

Interest earning assets:
  Short term investments             $ 129      $  369     $  498     $    31     $    89     $   120
  Investment securities               (608)        990        382        (951)        957           6
  Loans                                957       1,041      1,998         789      (2,122)     (1,333)
                                     -----      ------     ------     -------     -------     -------
  Total interest-earning assets        478       2,400      2,878        (131)     (1,076)     (1,207)
                                     -----      ------     ------     -------     -------     -------

Interest bearing liabilities:
  NOW accounts                          67          10         77          42        (140)        (98)
  Savings accounts                     (22)          5        (17)          8        (147)       (139)
  Money market deposit accounts        (76)        774        698           0        (441)       (441)
  Time certificates of deposit         182       1,249      1,431      (1,084)     (1,736)     (2,820)
  Customer repurchase agreements
   and other borrowings                305         190        495         493          60         553
                                     -----      ------     ------     -------     -------     -------
  Total interest bearing
   liabilities                         456       2,228      2,684        (541)     (2,404)     (2,945)
                                     -----      ------     ------     -------     -------     -------

  Change in net interest and
   dividend income                   $  22      $  172     $  194     $   410     $ 1,328     $ 1,738
                                     =====      ======     ======     =======     =======     =======

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

      Consolidated assets increased $8.2 million, or 1.0%, to $805.1 million at December 31, 2005 from $796.9 million at December 31, 2004. Cash and cash equivalents decreased $24.6 million to $26.4 million at December 31, 2005 from $51.0 million at December 31, 2004. This was primarily the result of a $26.9 million decrease in Federal funds sold.

      Net loans during this period increased by $10.2 million, or 2.7%, to $378.8 million at December 31, 2005, from $368.6 million at December 31, 2004.

      Commercial real estate loans increased $25.2 million, or 17.5%, to $169.5 million at December 31, 2005 from $144.3 million at December 31, 2004. Commercial and industrial loans increased $5.3 million, or 5.6%, to $100.1 million at December 31, 2005 from $94.8 million at December 31, 2004. Westfield Bank's strategic plan calls for emphasis on commercial lending.
The success of the plan to grow commercial loans is primarily dependent upon the health of the local and national economy.

      Residential real estate loans decreased $15.9 million to $107.3 million at December 31, 2005 from $123.2 million at December 31, 2004. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate residential mortgages held in Westfield Bank's loan portfolio.

      Securities, including mortgage-backed securities increased $20.0 million to $354.9 million at December 31, 2005 as compared to $334.9 million at December 31, 2004. The largest segment of the securities portfolio is mortgage-backed securities, the majority of which are adjustable rate instruments. Management feels that investing funds in adjustable rate mortgage backed securities has helped provide cash flow and in addition, helped reduce interest rate risk.

      Total deposits increased $10.4 million to $623.0 million December 31, 2005 from $612.6 million at December 31, 2004. Time deposits increased $21.9 million to $335.0 million at December 31, 2005, while regular savings and money market accounts decreased $20.6 million. As the rates paid on term deposits increased throughout 2005, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits. Checking accounts increased $9.0 million to $114.3 million at December 21, 2005. The increase is primarily due to a new checking account product which pays higher rates to customers who maintain large balances.

      Federal Home Loan Bank borrowings were $45.0 million at both December 31, 2005 and December 31, 2004. Customer repurchase agreements decreased $174,000 to $14.4 million at December 31, 2005. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All the customer repurchase agreements are held by Westfield Bank's commercial loan customers. The increase in customer repurchase agreements is consistent with Westfield Bank's strategy to emphasize commercial customer relationships.

      Stockholders' equity at December 31, 2005 and December 31, 2004 was $115.8 million and $118.1 million, respectively, representing 14.4% and 14.8% of total assets. The change is comprised of net income of $6.2 million for the year ended December 31, 2005, the net repurchase of 199,755 shares of common stock for $4.9 million, and the declaration by the Board of Directors of four quarterly and two special dividends aggregating $3.6 million.

Comparison of Operating Results for Years Ended December 31, 2005 and 2004

General

      Net income for the year ended December 31, 2005 and $6.2 million, or $0.64 per diluted share, compared to $6.3 million, or $0.64 per diluted share for the year ended December 31, 2004. The 2004 results included net gains from the sale of securities of $877,000 for the year ended December 31, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sales of securities for the year ended December 31, 2005 were $19,000.

Interest and Dividend Income

      Total interest and dividend income increased $2.9 million or 8.4% to $37.3 million for the year ended December 31, 2005, compared to $34.4 million for the same period in 2004.

      The increase in interest income was primarily the result of a $2.0 million increase in interest income on loans. Interest income from commercial real estate loans and commercial and industrial loans increased $2.9 million for the year ended December 31, 2005 from the year ended December 31, 2004. In accordance with Westfield Bank's strategic plan, the average balance of commercial real estate loans and commercial industrial loans increased $28.2 million to $259.3 million for the year ended December 31, 2005, compared to $231.1 million for the same period in 2004.

      Interest income from residential real estate loans decreased $336,000 to $6.5 million for the year ended December 31, 2005, compared to the same period in 2004. The average balance of residential real estate loans decreased $4.4 million for the year ended December 31, 2005 from $119.6 million for the year ended December 31, 2004 due to our residential real estate loan program with a third party mortgage company. In addition, interest on consumer loans decreased $581,000 to $631,000 for the year ended December 31, 2005, compared to $1.2 million for the same period in 2004.
This was primarily the result of a decrease in average balance of consumer loans from $16.0 million for 2004 to $9.0 million for 2005 due to management's decision to discontinue indirect automobile loan originations in 2003 and allow the portfolio to paydown.

      Interest and dividends on securities was $13.6 million for the years ended December 31, 2005 and $13.2 million for the same period in 2004. The average yield on securities increased from 3.65% for the year 2004 to 3.94% for the same period in 2005. This change was offset by a $16.7 million decrease in the average balance of securities from $361.3 million for 2004 to $344.6 million for 2005. Market interest rates increased during 2005. As lower yielding investments purchased in a higher rate environment matured, were called, or paid down in 2005, the funds were reinvested at higher rates. In addition, the interest rate on adjustable rate securities repriced upward in the rising interest rate environment.

Interest Expense

      Interest expense for the year ended December 31, 2005 increased $2.7 million to $13.6 million from the comparable 2004 period. This was attributable to an increase in the average cost of interest-bearing liabilities increasing 37 basis points to 2.14% for the year ended December 31, 2005 from 1.77% for the same period in 2004. In addition, the average balance of total interest-bearing liabilities increased $19.5 million to $636.0 million for the year ended December 31, 2005 from $616.5 million for the same period in 2004.

      As the rates paid on term deposits increased throughout 2005, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

Net Interest and Dividend Income

      Net interest and dividend income increased $194,000 to $23.7 million for the twelve months ended December 31, 2005 as compared to $23.5 million for the same period in 2004. The net interest margin was 3.13% for both the twelve months ended December 31, 2005 and 2004.

      The increase in income from interest-earning assets was mostly offset by an increase in interest expense from interest-bearing liabilities. The average cost of interest-bearing liabilities increased 37 basis points to 2.14% for the twelve months ended December 31, 2005 from 1.77% for same period in 2004. The yield on interest-earning assets increased 32 basis points to 4.92% for the twelve months ended December 31, 2005 from 4.60% for same period in 2004.

      Westfield Bank's net interest margin may be affected by the slope of the yield curve. A flat or inverted yield curve may result in a decrease in the net interest margin. Customer migration into term deposits, as discussed previously, and increased local competition for deposits may lead to higher deposit costs, which may also contribute to a decrease to the net interest margin.

Provision for Loan Losses

      During 2005, Westfield Bank provided $465,000 for loans losses, compared to $750,000 during 2004. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses." The allocation of the provision for loan losses among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses." The following factors were used to determine the provision for 2005.

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $30.5 million, or 12.8%, to $269.6 million as of December 31, 2005 as compared to 2004. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. As Westfield Bank emphasizes increasing its commercial real estate loans and commercial and industrial loans, increased allowance requirements may continue.

            Residential real estate loans decreased $15.9 million to $107.3 million at December 31, 2005, resulting in a decrease in the allowance requirement for residential loans. Westfield Bank refers it residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Consumer loans decreased $4.3 million to $7.3 million, resulting in decreases in the allowance requirements for consumer loans. Due to Westfield Bank's discontinuation of its indirect auto lending, the balance of consumer loans is expected to continue to decrease. Decreased future allowances for consumer loans may result.

      * Credit quality - Actual loss experience on loans increased with charge-offs totaling $612,000 in 2005 as compared to $404,000 in 2004. Net loans charged off as a percent of average loans outstanding increased from 0.03% in 2004 to 0.08% in 2005. Nonperforming loans decreased $252,000 from $2.2 million at December 31, 2004 to $1.9 million at December 31, 2005. The decrease was mainly due to payments in full received on nonperforming loans.

      As a result of the detailed allowance for loan loss methodology and consideration of the above factors, management determined that a provision of $465,000 was appropriate in 2005. The allowance for loan losses was 1.41% of total loans at the end of 2005 and also the end of 2004.

Noninterest Income

      Noninterest income decreased $524,000 to $3.4 million in 2005 from $3.9 million for 2004. Net gains from sales and writedowns of securities were $19,000 for the year ended December 31, 2005, compared to $877,000 for the same period in 2004. This is primarily the result of the company selling its common stock portfolio in 2004 to comply with OTS regulations. Income on bank owned life insurance was $758,000 for the period ended December 31, 2005, compared to $741,000 for the same period in 2004.

      Fees received from the third party mortgage company were $107,000 for the year ended December 31, 2005, compared to $100,000 for the same period in 2004. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

      Checking account processing fees increased $148,000 for the twelve months ended December 31, 2005, compared to the same period in 2004. This was a result of Westfield Bank's overdraft privilege program offered to checking account customers. The overdraft privilege program commenced in the second quarter of 2004, therefore the 2004 results reflect only a partial year under the program. In 2005, the overdraft privilege program was in effect for the entire year.

Noninterest Expense

      Noninterest expense for the twelve months ended December 31, 2005 was $18.5 million as compared to $17.8 million for the same period in 2004. Salaries and benefits increased $402,000 for the year ended December 31, 2005, compared to the same period in 2004. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses of $176,000.

      Advertising and marketing expenses increased $195,000 for the twelve months ended December 31, 2005, compared to the same period in 2004. This was the result of management's decision to increase spending on advertising and marketing to promote the Bank's products and services.

Income Taxes

      Income taxes decreased $629,000 to $1.9 million in 2005. The effective tax rate was 23.7% in 2005 compared to 28.8% for 2004. This was primarily the result of an increase in income from tax-exempt assets. The effective tax rates for 2005 and 2004 also reflect the utilization of Westfield Securities Corporation (dissolved in the third quarter of 2005), and Elm Street Securities Corporation, both Massachusetts qualified securities corporations.

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

      The decrease in deposits was offset by increases in Federal Home Loan Bank borrowings and customer repurchase agreements. Federal Home Loan Bank borrowings increased $25.0 million to $45.0 million at December 31, 2004 to take advantage of the current interest rate environment. Customer repurchase agreements increased $2.5 million to $14.6 million at December 31, 2004. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All the customer repurchase agreements are held by Westfield Bank's commercial loan customers. The increase customer repurchase agreements is consistent with Westfield Bank's strategy to emphasize commercial customer relationships.

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

      Westfield Financial's 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from Westfield Bank's real estate investment trust subsidiary for 2002 and prior years. Total income taxes were $2.6 million for the year ended December 31, 2004, compared to $2.8 million for the same period in 2003.

Interest and Dividend Income

      Total interest and dividend income decreased $1.2 million or 3.4% to $34.4 million for the year ended December 31, 2004 compared to $35.6 million for the same period in 2003.

      The decrease in interest income was primarily the result of a $1.3 million decrease in interest income on loans. Interest income from residential real estate loans decreased $1.6 million to $7.8 million for the year ended December 31, 2004, compared to the same period in 2003. The average balance of residential real estate loans decreased to $119.6 million for the year ended December 31, 2004 from $131.4 million for the year ended December 31, 2003 due to our residential real estate loan program with a third party mortgage company. In addition, interest on consumer loans decreased $1.2 million to $1.2 million for the year ended December 31, 2004 as compared to $2.4 million for the same period in 2003. This was primarily the result of a decrease in average balance of consumer loans from $31.2 million for 2003 to $16.0 million for 2004 due to management's decision to discontinue indirect automobile loan originations.

      The decrease is interest income from residential real estate loans and consumer loans was partially offset by increases in income from commercial real estate loans and commercial and industrial loans. Interest income from commercial real estate loans and commercial and industrial loans increased $1.5 million for the year ended December 31, 2004 from the year ended December 31, 2003. In accordance with Westfield Bank's strategic plan, the average balance of commercial real estate loans and commercial industrial loans increased $39.6 million to $231.1 million for the year ended December 31, 2004, compared to $191.5 million for the same period in 2003

      Interest and dividends on securities was $13.2 million for both the years ended December 31, 2004 and 2003. The average yield on securities increased from 3.39% for the year 2003 to 3.65% for the same period in 2004. This change was offset by a $28.0 million decrease in the average balance of securities from $389.3 million for 2003 to $361.3 million for 2004. Market interest rates increased during 2004. As lower yielding investments purchased in a higher rate environment matured, were called, or paid down in 2004, the funds were reinvested at higher rates. In addition, the interest rate on adjustable rate securities repriced upward in the rising interest rate environment.

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

      The decrease in both the average balance and average cost of interest-bearing liabilities was the result of a pricing strategy whereby less emphasis was placed on attracting term deposits, which generally have higher interest rates than core deposits.

Net Interest and Dividend Income

      Net interest and dividend income increased $1.7 million to $23.5 million for the twelve months ended December 31, 2004, compared to $21.8 million for the same period in 2003. The net interest margin was 3.13% for the twelve months ended December 31, 2004, compared to 2.86% for the same period in 2003.

      The increase in the net interest margin was primarily the result of lower funding costs. The average cost of interest-bearing liabilities decreased 44 basis points to 1.77% for the twelve months ended December 31, 2004 from 2.21% for same period in 2003. The yield on interest-earning assets decreased 8 basis points to 4.60% for the twelve months ended December 31, 2004 from 4.68% for same period in 2003. Westfield Financial expects net interest and dividend income to generally increase in future periods as it continues to emphasize higher yielding commercial real estate loans and commercial and industrial loans, while referring residential mortgage loans to a third party mortgage company.

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

Provision for Loan Losses

      Westfield Bank provided $750,000 for loans losses, during both 2004 and 2003. The provision for loan losses brings Westfield Bank's allowance for loan losses to a level determined appropriate by management based on the methodology discussed under "Allowance for Loan Losses." The allocation of the provision for loan losses among loan types and between the specific and formula components of the allowance for loan losses is also determined based on the methodology discussed under "Allowance for Loan Losses." The following factors were used to determine the provision for 2004.

      * Loan concentrations - Commercial real estate loans and commercial and industrial loans increased $22.5 million or 10.4% during 2004, compared to 2003. Westfield Bank considers these types of loans to contain more risk than conventional residential mortgages. These increases resulted in an increase in the allowance requirements for commercial real estate and commercial and industrial loans. As Westfield Bank emphasizes increasing its commercial real estate loans and commercial and industrial loans, increased allowance requirements may continue.

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

Noninterest Income

      Noninterest income increased $822,000 to $3.9 million in 2004 from $3.1 million for 2003. Fees received from the third party mortgage company were $100,000 for the year ended December 31, 2004, compared to $340,000 for the same period in 2003. Higher interest rates resulted in fewer referrals to the third party mortgage company. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

      Checking account processing fees increased $617,000 for the year ended December 31, 2004, compared to the same period in 2003. This was a result of new products and services provided by Westfield Bank to its checking account customers commencing in the third quarter of 2004.

      Net gains from sales and writedowns of securities were $877,000 for the year ended December 31, 2004, compared to $409,000 for the same period in 2003. This is primarily the result of the company selling its common stock portfolio in 2004 to comply with OTS regulations. Income on bank owned life insurance was $741,000 for the period ended December 31, 2004, compared to $806,000 for the same period in 2003.

Noninterest Expense

      Noninterest expense for the twelve months ended December 31, 2004 was $17.8 million, compared to $17.6 million for the same period in 2003. The 2003 results included a net charge of $153,000 for tax-related interest and penalties regarding the Commonwealth of Massachusetts' REIT legislation. Salaries and benefits increased $1.1 million for the year ended December 31, 2004, compared to the same period in 2003. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock based benefit plan expenses of $65,000. Expenses associated with indirect auto loan processing decreased by $153,000 for the year ended December 31, 2004, compared to the same period in 2003. This was a result of discontinuing the indirect auto loan program.

      Advertising and marketing expenses decreased $124,000 for the twelve months ended December 31, 2004, compared to the same period in 2003. This was the result of additional expenses incurred in 2003 to promote the 150th anniversary of Westfield Bank.

Income Taxes

      Income taxes decreased $258,000 to $2.6 million in 2004. The effective tax rate was 28.8% in 2004 compared to 43.6% for 2003. The effective tax rates for 2004 and 2003 also reflect the utilization of Westfield Securities Corporation and Elm Street Securities Corporation, both Massachusetts qualified securities corporations. The effective tax rate for 2003 also includes Elm Street Real Estate Investments, Inc., a wholly-owned subsidiary of Westfield Bank, as a real estate investment trust.

      The 2003 income taxes were affected by Massachusetts legislation signed on March 5, 2003 amending the corporate tax law affecting the treatment of dividends received from REITs. Dividends from the REIT subsidiary are no longer eligible for a dividends-received deduction. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year.

      In addition to the effect on 2003, the legislation was retroactive to 1999. The Company's 2003 results included a charge of $1.45 million representing the additional state tax liability, including interest, relating to the deduction for dividends received from the REIT for 2002 and prior years.

Liquidity and Capital Resources

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank were $45.0 million at December 31, 2005 and 2004. At December 31, 2005, Westfield Bank's maximum borrowing capacity from the Federal Home Loan Bank was approximately $12.8 million, net of any outstanding borrowings. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

      Westfield Bank also has outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is also obligated under agreements with the Federal Home Loan Bank to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2005 follows:


                                              After 1 Year     After 3 Years
                                  Within       but Within       but Within        After
                                  1 Year        3 Years           5 Years        5 Years      Total
                                  ------      ------------     -------------     -------      -----
                                                            (In thousands)

Lease Obligations
  Operating lease obligations     $   254       $   317           $  176         $   314     $  1,061
                                  =======       =======           ======         =======     ========

Borrowings
  Federal Home Loan Bank          $10,000       $30,000           $5,000         $     -     $ 45,000
                                  =======       =======           ======         =======     ========
Credit Commitments
  Available lines of credit       $49,137       $     -           $    -         $12,916     $ 62,053
  Other loan commitments           27,163         2,890                -               -       30,053
  Letters of Credits                4,995             -                -             941        5,936
                                  -------       -------           ------         -------     --------

Total                             $91,549       $33,207           $5,176         $14,171     $144,103
                                  =======       =======           ======         =======     ========

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2005, Westfield Bank originated loans of approximately $118.1 million, and during the comparable period of 2004, Westfield Bank originated loans of approximately $96.9 million. Under Westfield Bank's residential real estate loan program, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $125.9 million for the year ended December 31, 2005 and $104.2 million for the year ended December 31, 2004. At December 31, 2005, Westfield Bank had loan commitments to borrowers of approximately $36.0 million, and available home equity and unadvanced lines of credit of approximately $62.0 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $10.4 million during the year ended December 31, 2005 and decreased $19.8 million during the year ended December 31, 2004. Time deposit accounts scheduled to mature within one year were $227.8 million at December 31, 2005. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. Westfield Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      At December 31, 2005, Westfield Bank exceeded each of the applicable regulatory capital requirements. Westfield Bank's tier 1 leverage capital was $116.8 million, or 14.5% to adjusted total assets. Westfield Bank's tier 1 capital to risk weighted assets was $116.8 million or 24.5%. Westfield Bank had total capital to risk weighted assets of $122.2 million or 25.7%.

      We do not anticipate any material capital expenditures during calendar year 2006, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

      In recent years, Westfield Bank's lending activities have emphasized
commercial real estate and commercial and industrial loans.   Commercial real
estate loans have grown $38.3 million or 29.2% since December 31, 2003. Commercial and industrial loans have grown $14.7 million or 17.3% since December 31, 2003. Consumer loans decreased $14.9 million, or 67.0%, since December 31, 2003. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003 the program was discontinued. We believe that Westfield Bank's increased emphasis on commercial lending has allowed it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

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

      The tables below set forth as of December 31, 2005 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.


       For the Twelve Months Ending December 31, 2005
                   (Dollars in thousands)
       ----------------------------------------------
          Changes in       Net Interest
        Interest Rates     and Dividend
        (Basis Points)        Income        % Change
        --------------     ------------     --------

              400            25,175          -3.0%
              300            25,357          -2.3%
              200            25,709          -1.0%
              100            25,944          -0.1%
                0            25,963           0.0%
             -100            26,110           0.6%
             -200            25,615          -1.3%

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

      Management believes that a percentage of the growth in core deposits over the last three years was due to the low rate environment, i.e. no incentive for customers to lock up funds in time deposits. Management believes that in a rising rate environment, Westfield Bank will experience a shift, by some customers, out of core deposits and back into term deposits. Based upon analysis, Management has estimated what is believed to be the rate sensitive portion of the funds currently in core deposits. In scenarios that assume a rising rate environment of 100 basis points or more, this shift is incorporated into the balance sheet forecasts.

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

Recent Accounting Pronouncements

      Share-Based Payments. In December 2004, the Financial Accounting Standards Board ("FASB") published Statement No. 123 (R) (revised 2004), Share-Based Payment ("SFAS 123 (R)" or the "Statement"). SFAS 123 (R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 (R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is
required to provide services for the award.   SFAS 123 (R) permits entities
to use any option-pricing model that meets the fair value objective in the Statement.

      For public entities, SFAS 123 (R) is effective for fiscal years beginning on or after June 15, 2005, and is applicable to all employee awards vested, granted, modified, or settled after the effective date. For public entities that file as small business issuers and non-public entities, the effective date of implementation is for fiscal years beginning on or after December 15, 2005. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123 (R). This Statement is not expected to have a material impact on the Company's consolidated financial statements.

      Westfield Financial intends to recognize compensation expense under the fair value based method beginning January 1, 2006. While the Company is still in the process of analyzing the cost of stock options under SFAS 123R, the preliminary estimate of the expense, using the Black-Scholes model for the year ended December 31, 2006 is approximately $234,000, net of taxes.

      Servicing Rights. In August 2005, the FASB issued an exposure draft which would amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. This proposed Statement would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, this proposed Statement would permit an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This proposed Statement also would require additional disclosures for all separately recognized servicing rights. This proposed Statement would be effective for new transactions occurring and for subsequent measurement in the earlier of the first fiscal year that begins after December 15, 2005, or fiscal years beginning during the fiscal quarter in which the final Statement is issued. At this time, the Company is uncertain how the application of this statement will impact the Company's consolidated financial statements.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Westfield Financial may be found on pages F-1 through F-40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective June 15, 2004, the Audit Committee of the Board of Directors voted not to reengage Deloitte & Touche LLP as Westfield Financial's independent registered public accounting firm, effective immediately. On the same date, the Audit Committee of the Board of Directors recommended, approved and appointed Wolf & Company, P.C. as the Westfield Financial's independent registered public accounting firm for the purpose of auditing Westfield Financial's consolidated financial statements for the years ended December 31, 2004 and 2005.

      The audit report of Deloitte & Touche LLP on the consolidated financial statements of Westfield Financial for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During 2003 and any subsequent interim periods through June 15, 2004, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Deloitte & Touche's satisfaction, would have caused it to make reference in connection with its report to the subject matter of the disagreement. We requested Deloitte & Touche LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with these statements made by us and, if not, stating the respects in which it does not agree. A copy of this letter, dated March 31, 2004, was attached as an exhibit to the Form 8-K filed with the SEC on June 21, 2004 and is hereby incorporated by reference.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Management, including Westfield Financial's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Westfield Financial's President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management including the Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely discussion regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

* The management of Westfield Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Westfield Financial Inc.'s internal control system is a process designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

* Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Westfield Financial Inc.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Westfield Financial Inc.'s assets that could have a material effect on our financial statements.

* Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

* Westfield Financial, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company's internal control over financial reporting is effective based on those criteria.

* Westfield Financial Inc.'s Independent Registered Public Accounting Firm has issued an audit report on our assessment of, and the effective operation of, the company's internal control over financial reporting as of December 31, 2005. This report appears on pages F-39 and F-40.

ITEM 9B.    OTHER INFORMATION

      None

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," Nominees for Election as Director," "Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management.


                                                                               Number of securities
                           Number of securities                               remaining available for
                               To be issued           Weighted-average         future issuance under
                             Upon exercise of        exercise price of       equity compensation plans
                           Outstanding options,     outstanding options,       (excluding securities
Plan category              warrants and rights      warrants and rights      reflected in column (a))
-------------              --------------------     --------------------     -------------------------
                                   (a)                      (b)                         (c)

Equity compensation
 plans approved by
 security holders                410,055                   $14.52                   118,424

Equity compensation
 plans not approved by
 security holders                      -                        -                         -
                                 -------                   ------                   -------

      Total                      410,055                   $14.52                   118,424(1)
                                 =======                   ======                   =======

-------------------
<F1>  Reflects 45,760 shares reserved for future grant under the Westfield
      Financial, Inc. 2002 Stock Option Plan, 65,560 shares subject to current restricted stock awards under the Westfield Financial, Inc. 2002 Recognition and Retention Plan ("RRP") and 7,104 shares reserved for future awards under the RRP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The following information included in the Proxy Statement is incorporated herein by reference: "Principal Accountants Fees and Services."

                                   PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.    Financial Statements

      Reference is made to the Consolidated Financial Statements included in
      Item 8 of Part II hereof.

b.    Exhibits

      Exhibit    Description
      2.1        Plan of Reorganization and Minority Stock Issuance of
                 Westfield Mutual Holding Company, as amended. (1)
      3.1        Articles of Organization of Westfield Financial, Inc.(1)
      3.2        Bylaws of Westfield Financial, Inc. (1)
      3.3        Amended and Restated Charter of Westfield Mutual Holding
                 Company (1)
      3.4        Amended and Restated Bylaws of Westfield Mutual Holding
                 Company (1)
      4.1        Articles of Organization of Westfield Financial, Inc.
                 (See Exhibit 3.1)
      4.2        Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)
      4.3        Form of Stock Certificate of Westfield Financial, Inc. (1)
      10.1       Form of Employee Stock Ownership Plan of
                 Westfield Financial, Inc. (1)
      10.2       Form of the Benefit Restoration Plan of
                 Westfield Financial, Inc. (5)
      10.3       Form of Employment Agreement between Donald A. Williams and
                 Westfield Financial, Inc. (1)
      10.4       Form of Employment Agreement between Victor J. Carra and
                 Westfield Financial, Inc. (1)
      10.5       Form of Employment Agreement between Michael J. Janosco, Jr.
                 and Westfield Financial, Inc. (1)
      10.6       Form of One Year Change in Control Agreement by and among
                 certain officers and Westfield Financial, Inc. and Westfield Bank (1)
      10.7       Form of Directors' Deferred Compensation Plan (5)
      10.8       The SBERA 401(k) Plan adopted by Westfield Bank (2)
      10.9       Amendments to the Employee Stock Ownership Plan of
                 Westfield Financial, Inc. (4) (6)
      10.10      Form of Amended and Restated Deferred Compensation Agreement
                 with Donald A. Williams.
      14.1       Code of Ethics (3)
      16.1       Letter regarding change on certifying accountants (4)
      21.1       Subsidiaries of the Registrant (1)
      23.1       Consent of Wolf & Company, P.C.
      23.2       Consent of Deloitte & Touche LLP
      31.1       Rule 13a - 14(a)/15d - 14(a) Certifications
      32.1       Section 1350 Certifications

      (1)   Incorporated herein by reference to the Registration Statement
            No. 333-68550, on Form S-1 of Westfield    Financial filed with
            the SEC on August 28, 2001, as amended.

      (2) Incorporated herein by reference to the Registration Statement No. 333-73132, on Form S-8, filed with the SEC on November 9, 2001, as amended.

      (3) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

      (4) Incorporated by reference to the Form 8-K filed with the SEC on June 21, 2004.

      (5) Incorporated by reference to the Form 8-K filed with the SEC on December 22, 2005.

      (6) Incorporated by reference to the Form 8-K filed with the SEC on August 25, 2005.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

                                          Westfield Financial, Inc.
                                          By: /s/ Donald A. Williams
                                          --------------------------
                                          Donald A. Williams
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

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


             Name                                 Title                          Date
             ----                               -----                            ----

/s/ Donald A. Williams            Chairman of the Board of Directors
------------------------------    and Chief Executive Officer               March 15, 2006
Donald A. Williams                (Principal Executive Officer)

/s/ Michael J. Janosco, Jr.       Chief Financial Officer and Treasurer     March 15, 2006
------------------------------    (Principal Accounting Officer)
Michael J. Janosco, Jr.

/s/ Victor J. Carra               Director                                  March 15, 2006
------------------------------
Victor J. Carra

/s/ David C. Colton, Jr.          Director                                  March 15, 2006
------------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.        Director                                  March 15, 2006
------------------------------
Robert T. Crowley, Jr.

/s/ Harry C. Lane                 Director                                  March 15, 2006
------------------------------
Harry C. Lane

                                  Director                                  March 15, 2006
------------------------------
William H. McClure

/s/ Mary C. O'Neil                Director                                  March 15, 2006
------------------------------
Mary C. O'Neil

/s/ Richard C. Placek             Director                                  March 15, 2006
------------------------------
Richard C. Placek

/s/ Paul R. Pohl                  Director                                  March 15, 2006
------------------------------
Paul R. Pohl

/s/ Charles E. Sullivan           Director                                  March 15, 2006
------------------------------
Charles E. Sullivan

                                  Director                                  March 15, 2006
------------------------------
Thomas C. Sullivan

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Westfield Financial, Inc.


We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended December 31, 2003 were audited by other auditors whose report, dated March 10, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Westfield Financial, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 10, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Westfield Financial, Inc.


We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Westfield Financial, Inc. and subsidiaries (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Westfield Financial, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 10, 2004

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)


                                                                              December 31,
                                                                         ----------------------
                                                                           2005          2004
                                                                           ----          ----

ASSETS
CASH AND DUE FROM BANKS                                                  $ 18,136      $ 13,961

FEDERAL FUNDS SOLD                                                          5,090        31,964

INTEREST-BEARING DEPOSITS AND OTHER SHORT TERM INVESTMENTS                  3,230         5,122
                                                                         --------      --------

CASH AND CASH EQUIVALENTS                                                  26,456        51,047
                                                                         --------      --------

SECURITIES:
   Available for Sale - at estimated fair value                            28,321        14,968

   Held to Maturity - at amortized cost (estimated fair value of
     $72,704 in 2005 and $71,654 in 2004)                                  73,323        71,298

MORTGAGE BACKED SECURITIES:
   Available for Sale - at estimated fair value                           101,138        73,316

   Held to Maturity - at amortized cost (estimated fair value of
     $149,017 in 2005 and $174,051 in 2004)                               152,127       175,302

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK AT COST                    4,237         4,237

LOANS - Net of allowance for loan losses of $5,422 in 2005 and
  $5,277 in 2004                                                          378,837       368,601

PREMISES AND EQUIPMENT - Net                                               11,048        11,505

ACCRUED INTEREST RECEIVABLE                                                 3,853         3,551

BANK-OWNED LIFE INSURANCE                                                  19,819        17,248

OTHER ASSETS                                                                5,936         5,830
                                                                         --------      --------

TOTAL ASSETS                                                             $805,095      $796,903
                                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
DEPOSITS:
   Noninterest-bearing                                                   $ 45,260      $ 48,305
   Interest-bearing                                                       577,785       564,316
                                                                         --------      --------
      Total deposits                                                      623,045       612,621
                                                                         --------      --------

CUSTOMER REPURCHASE AGREEMENTS                                             14,441        14,615

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                  45,000        45,000

OTHER LIABILITIES                                                           6,767         6,616
                                                                         --------      --------
TOTAL LIABILITIES                                                         689,253       678,852
                                                                         --------      --------

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
  none outstanding at December 31, 2005 and 2004                                -             -
Common stock - $.01 par value, 25,000,000 shares authorized,
  10,580,000 shares issued, 9,754,757 and 9,954,512 shares
  outstanding at December 31, 2005 and December 31, 2004, respectively        106           106
Additional paid-in capital                                                 48,020        47,659
Unallocated Common Stock of Employee Stock Ownership Plan                  (5,127)       (5,427)
Unearned compensation                                                        (861)       (1,543)
Retained earnings                                                          92,789        90,399
Accumulated other comprehensive loss                                       (1,177)         (122)
Treasury stock, at cost (825,243 shares at December 31, 2005
  and 625,488 at December 31, 2004)                                       (17,908)      (13,021)
                                                                         --------      --------
      Total stockholders' equity                                          115,842       118,051
                                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $805,095      $796,903
                                                                         ========      ========

See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share amounts)


                                                                         Years Ended December 31,
                                                                   ---------------------------------
                                                                     2005         2004         2003
                                                                     ----         ----         ----

INTEREST AND DIVIDEND INCOME:
   Residential and commercial real estate loans                    $15,901      $ 4,644      $15,834
   Debt securities, taxable                                         11,829       11,660       11,645
   Debt securities, tax-exempt                                       1,200        1,065          714
   Consumer loans                                                      631        1,212        2,440
   Commercial and industrial loans                                   6,409        5,087        4,002
   Federal funds sold                                                  788          288          170
   Marketable equity securities                                        404          355          526
   Interest-bearing deposits and other short term investments          144          117          304
                                                                   -------      -------      -------

      Total interest and dividend income                            37,306       34,428       35,635
                                                                   -------      -------      -------

INTEREST EXPENSE:
   Deposits                                                         11,813        9,625       13,122
   Customer repurchase agreements                                      312          195          211
   Other borrowings                                                  1,472        1,093          525
                                                                   -------      -------      -------

      Total interest expense                                        13,597       10,913       13,858
                                                                   -------      -------      -------

   Net interest and dividend income                                 23,709       23,515       21,777

PROVISION FOR LOAN LOSSES                                              465          750          750
                                                                   -------      -------      -------

   Net interest and dividend income after
     Provision for loan losses                                      23,244       22,765       21,027
                                                                   -------      -------      -------

NONINTEREST INCOME:
   Income from bank-owned life insurance                               758          741          806
   Service charges and fees                                          2,595        2,278        1,859
   Gains on sales and writedowns of securities, net                     19          877          409
                                                                   -------      -------      -------

      Total noninterest income                                       3,372        3,896        3,074
                                                                   -------      -------      -------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                   11,155       10,753        9,685
   Occupancy                                                         1,927        1,808        1,802
   Computer operations                                               1,557        1,582        1,667
   Stationery, supplies and postage                                    522          530          560
   Other                                                             3,303        3,103        3,916
                                                                   -------      -------      -------

      Total noninterest expense                                     18,464       17,776       17,630
                                                                   -------      -------      -------

INCOME BEFORE INCOME TAXES                                           8,152        8,885        6,471

INCOME TAXES                                                         1,933        2,562        2,820
                                                                   -------      -------      -------

NET INCOME                                                         $ 6,219      $ 6,323      $ 3,651
                                                                   =======      =======      =======

EARNINGS PER COMMON SHARE:
   Basic                                                           $  0.66      $  0.65      $  0.36
   Diluted                                                         $  0.64      $  0.64      $  0.36

See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollars in thousands, except per share amounts)


                                                                                        Accumulated
                                                                    Restricted             Other
                                                                      Stock               Compre-
                                              Additional   Unallo-   Unearned             hensive
                               Common Stock     Paid-In     cated     Compen-  Retained   (Loss)     Treasury Stock
                              Shares   Amount   Capital     ESOP      sation   Earnings   Income     Shares     Amount      Total
                              ------   ------ ----------   -------  ---------- -------- -----------  ------     ------      -----

BALANCE, JANUARY 1, 2003    10,580,000   $106   $49,463   $(5,621)   $(2,731)   $84,264   $ 1,218          -   $      -   $126,699

Comprehensive income:
  Net income                         -      -         -         -          -      3,651         -          -          -      3,651
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $92             -      -         -         -          -          -      (167)         -          -       (167)
  Reclassification for
   gains included in net
   income, net of taxes
   of $146                           -      -         -         -          -          -      (263)         -          -       (263)
Comprehensive income                 -      -         -         -          -          -         -          -          -      3,221
Activity related to
 common stock issued
 as employee incentives              -      -    (2,320)     (216)       637          -         -          -          -     (1,899)
Treasury stock purchased             -      -         -         -          -          -         -    (59,700)    (1,134)    (1,134)
Reissuance of treasury
 shares in connection
 with stock option
 exercises                           -      -         -         -          -         (8)        -      2,000         38         30
Cash dividends declared
 ($0.20 per share)                   -      -         -         -          -     (2,113)        -          -          -     (2,113)
                            ----------   ----   -------   -------    -------    -------   -------   --------   --------   --------

BALANCE, DECEMBER 31, 2003  10,580,000    106    47,143    (5,837)    (2,094)    85,794       788    (57,700)    (1,096)   124,804

Comprehensive income:
  Net income                         -      -         -         -          -      6,323         -          -          -      6,323
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $161            -      -         -         -          -          -      (324)         -          -       (324)
  Reclassification for
   gains included in net
   income, net of taxes
   of $291                           -      -         -         -          -          -      (586)         -          -       (586)
Comprehensive income                 -      -         -         -          -          -         -          -          -      5,413
Activity related to
 common stock issued
 as employee incentives              -      -       516       410        551          -         -          -          -      1,477
Treasury stock purchased             -      -         -         -          -          -         -  (569, 588)   (11,956)   (11,956)
Reissuance of treasury
 shares in connection
 with stock option
 exercises                           -      -         -         -          -         (5)        -     1,800          31         26
Cash dividends declared
 ($0.30 per share)                   -      -         -         -          -     (1,713)        -         -           -     (1,713)
                            ----------   ----   -------   -------    -------    -------   -------   --------   --------   --------

BALANCE, DECEMBER 31, 2004  10,580,000    106    47,659    (5,427)    (1,543)    90,399      (122)  (625,488)   (13,021)   118,051

Comprehensive income:
  Net income                         -      -         -         -          -      6,219         -          -          -      6,219
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $622            -      -         -         -          -          -    (1,043)         -          -     (1,043)
  Reclassification for
   gains included in net
   income, net of taxes
   of $7                             -      -         -         -          -          -       (12)         -          -        (12)
Comprehensive income                 -      -         -         -          -          -         -          -          -      5,164
Activity related to
 common stock issued
 as employee incentives              -      -       361       300        682          -         -          -          -      1,343
Treasury stock purchased             -      -         -         -          -          -         -   (237,400)    (5,699)    (5,699)
Reissuance of treasury
 shares in connection
 with stock option exercises         -      -         -         -          -       (271)        -     37,645        812        541
Cash dividends declared
 ($0.90 per share)                   -      -         -         -          -     (3,558)        -          -          -     (3,558)
                            ----------   ----   -------   -------    -------    -------   -------   --------   --------   --------

BALANCE, DECEMBER 31, 2005  10,580,000   $106   $48,020   $(5,127)   $ (861)    $92,789   $(1,177)  (825,243)  $(17,908)  $115,842
                            ==========   ====   =======   =======    =======    =======   =======   ========   ========   ========

See notes to consolidated financial statements.

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)


                                                                               Years Ended December 31,
                                                                          ----------------------------------
                                                                            2005         2004         2003
                                                                            ----         ----         ----

OPERATING ACTIVITIES:
  Net Income                                                              $  6,219     $  6,323     $   3,651
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                                  465          750           750
    Other than temporary write-down of securities                                -            -            85
    Depreciation and amortization of premises and equipment                    950        1,003         1,080
    Net amortization of premiums and discounts on securities,
     mortgage backed securities and mortgage loans                           1,080        1,452         3,273
    Amortization of unearned compensation                                    1,678        1,962           769
    Gain on sale of fixed assets                                                 -            -           (50)
    Net realized securities gains                                              (19)        (877)         (494)
    Deferred income tax benefit                                               (334)        (615)         (992)
    Increase in cash surrender value of bank-owned life insurance             (758)        (741)         (806)
  Changes in assets and liabilities:
    Accrued interest receivable                                               (302)           4           382
    Other assets                                                               857          748          (708)
    Other liabilities                                                          151          155          (646)
                                                                          --------     --------     ---------

      Net cash provided by operating activities                              9,987       10,164         6,294
                                                                          --------     --------     ---------

INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                                              (11,131)     (18,473)      (61,941)
    Proceeds from maturities and principal collections                       9,000       17,000        37,980
  Securities, available for sale:
    Purchases                                                              (17,982)      (5,332)      (19,883)
    Proceeds from sales                                                      3,833       11,891        34,595
    Proceeds from calls, maturities and principal collections                  548        4,155        40,610
  Mortgage backed securities, held to maturity:
    Purchases                                                              (24,979)     (39,255)     (127,681)
    Principal collections                                                   47,528       54,687        93,000
  Mortgage backed securities, available for sale:
    Purchases                                                              (71,791)     (41,110)      (43,383)
    Proceeds from sales                                                     16,962       20,325         8,104
    Principal collections                                                   25,305       22,943        47,111
  Purchase of Federal Home Loan Bank of Boston and other stock                   -            -          (304)
  Purchase of residential mortgages                                         (1,236)     (35,294)      (11,462)
  Net (increase) decrease in loans                                          (9,528)      10,864        22,821
  Purchases of premises and equipment                                         (493)        (734)         (452)
  Proceeds from sale of fixed assets                                             -            -           499
  Purchase of bank-owned life insurance                                     (1,813)           -       (15,701)
                                                                          --------     --------     ---------

      Net cash (used in) provided by investing activities                  (35,777)       1,667         3,913
                                                                          --------     --------     ---------

FINANCING ACTIVITIES:
  Increase (decrease) in deposits                                           10,424      (19,810)      (23,634)
  (Decrease) increase in customer repurchase agreements                       (174)       2,480         3,411
  Repayment of Federal Home Loan Bank of Boston advances                    (5,000)           -             -
  Federal Home Loan Bank of Boston advances                                  5,000       25,000         5,000
  Purchase of common stock in connection with employee benefit program        (335)        (485)       (2,668)
  Cash dividends paid                                                       (3,558)      (1,713)       (2,113)
  Treasury stock purchased                                                  (5,699)     (11,956)       (1,134)
  Reissuance of treasury shares in connection with stock
   option exercises                                                            541           26            30
                                                                          --------     --------     ---------

      Net cash provided by (used in) financing activities                    1,199       (6,458)      (21,108)
                                                                          --------     --------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                   (24,591)       5,373       (10,901)

  Beginning of year                                                         51,047       45,674        56,575
                                                                          --------     --------     ---------
  End of year                                                             $ 26,456     $ 51,047     $  45,674
                                                                          ========     ========     =========

See notes to consolidated financial statements

                 WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (the "Company") is a Massachusetts corporation. The Company has a federally-chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates 10 branches in Western Massachusetts. The Bank's primary source of revenue is earned from loans to small and middle-market businesses and to residential property homeowners.

Westfield Securities Corp., and Elm Street Securities Corporation, Massachusetts chartered security corporations, were formed by the Company for the primary purpose of holding qualified investment securities. In the third quarter of 2005, the Company dissolved Westfield Securities
Corporation in order to streamline operations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, and Elm Street Securities
Corporation, as well as Westfield Securities Corp., prior to its dissolution. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2005 and 2004 includes partially restricted cash of approximately $291,000, and $347,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

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

Other than Temporary Impairment of Securities - On a quarterly basis, the Company reviews investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment such as the Company's portfolios of consumer and residential real estate loans.

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

Management believes that the allowance for loan losses accurately reflects estimated credit losses for specifically identified loans, as well as probable credit losses inherent in the remainder of the portfolio as of the end of the years presented.

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

Premises and Equipment - Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation, computed on either the straight-line or accelerated methods over the estimated useful lives of the assets, or the expected lease term, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

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

Earnings per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock awards and options and are determined using the treasury stock method.

Earnings per common share for the years ended December 31, have been computed based on the following:


                                                              2005      2004      2003
                                                              ----      ----      ----
                                                        (In thousands, except per share data)

Net income available to common stockholders                  $6,219    $6,323    $ 3,651
                                                             ======    ======    =======

Weighted average number of common shares outstanding          9,467     9,706     10,037
Effect of dilutive stock awards and options                     231       224        176
                                                             ------    ------    -------
Adjusted weighted average number of common shares
 outstanding used to calculate diluted earnings per
 common shares                                                9,698     9,930     10,213
                                                             ======    ======    =======

Basic earnings per share                                     $ 0.66    $ 0.65    $  0.36

Diluted earnings per share                                   $ 0.64    $ 0.64    $  0.36

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock Options - The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

For the years ended December 31,


                                         2005      2004       2003
                                         ----      ----       ----
                                   (In thousands, except per share data)

Net income as reported                  $6,219    $6,323     $3,651

  Less:  Compensation expense
   determined under fair value
   based method for all awards,
   net of tax effects                     (333)     (272)      (254)
                                        ------    ------     ------
      Pro forma net income              $5,886    $6,051     $3,397
                                        ======    ======     ======

Net income per share
  Basic as reported                     $ 0.66    $ 0.65     $ 0.36
  Basic pro forma                         0.62      0.62       0.34
  Diluted as reported                     0.64      0.64       0.36
  Diluted pro forma                       0.61      0.61       0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                Years Ended
                                                December 31,
                                          ------------------------
                                             2005          2004
                                             ----          ----

          Dividend yield                  1.70%         1.02%
          Expected life in years            10 years      10 years
          Expected volatility               21%           17%
          Risk-free interest rate         4.14%         4.16%

No options were granted in 2003.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:


                                                      Years Ended December 31,
                                                   -----------------------------
                                                     2005        2004       2003
                                                     ----        ----       ----
                                                           (In Thousands)

Unrealized holding losses on available for sale    $(1,665)    $  (485)    $(259)
  Securities
Reclassification adjustment for losses (gains)
 realized in income                                    (19)       (877)     (409)
                                                   -------     -------     -----
Net unrealized losses                               (1,684)     (1,362)     (668)
Tax effect                                             629         452       238
                                                   -------     -------     -----
      Net of tax amount                            $(1,055)    $  (910)    $(430)
                                                   =======     =======     =====

Recent accounting pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") published Statement No. 123 (R) (revised 2004), Share-Based Payment ("SFAS 123 (R)" or the "Statement"). SFAS 123 (R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 (R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to
provide services for the award.   SFAS 123 (R) permits entities to use any
option-pricing model that meets the fair value objective in the Statement.

For public entities, SFAS 123 (R) is effective for fiscal years beginning on or after June 15, 2005, and is applicable to all employee awards vested, granted, modified, or settled after the effective date. For public entities that file as small business issuers and non-public entities, the effective date of implementation is for fiscal years beginning on or after December 15, 2005. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123 (R). This Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Company intends to recognize compensation expense under the fair value based method beginning January 1, 2006. While the Company is still in the process of analyzing the cost of stock options under SFAS 123R, the preliminary estimate of the expense, using the Black-Scholes model for the year ended December 31, 2006 is approximately $234,000, net of taxes.

Servicing Rights

In August 2005, the FASB issued an exposure draft which would amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. This proposed Statement would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, this proposed Statement would permit an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This proposed Statement also would require additional disclosures for all separately recognized servicing rights. This proposed Statement would be effective for new transactions occurring and for subsequent measurement in the earlier of the first fiscal year that begins after December 15, 2005, or fiscal years beginning during the fiscal quarter in which the final Statement is issued. At this time, the Company is uncertain how the application of this Statement will impact the Company's consolidated financial statements.

2.    SECURITIES

Securities are summarized as follows:


                                                         December 31, 2005
                                          -----------------------------------------------
                                                        Gross        Gross      Estimated
                                          Amortized   Unrealized   Unrealized     Fair
                                            Cost        Gains        Losses       Value
                                          ---------   ----------   ----------   ---------
                                                           (In Thousands)

Held to maturity:
  Government-sponsored enterprises        $ 43,090       $  6        $  731     $ 42,365
  Municipal bonds                           30,233        289           183       30,339
                                          --------       ----        ------     --------

Total held to maturity                      73,323        295           914       72,704
                                          --------       ----        ------     --------

Available for sale:
  Equity securities                          6,057          -           315        5,742
  Government-sponsored enterprises          22,728          4           153       22,579
                                          --------       ----        ------     --------

Total available for sale                    28,785          4           468       28,321
                                          --------       ----        ------     --------

Total Securities                          $102,108       $299        $1,382     $101,025
                                          ========       ====        ======     ========


                                                         December 31, 2004
                                          -----------------------------------------------
                                                        Gross        Gross      Estimated
                                          Amortized   Unrealized   Unrealized     Fair
                                            Cost        Gains        Losses       Value
                                          ---------   ----------   ----------   ---------
                                                           (In Thousands)

Held to maturity:
  Government-sponsored enterprises        $ 38,160       $117        $  266     $38,011
  Municipal bonds                           29,147        520            70      29,597
  Corporate debt securities                  3,991         55             -       4,046
                                          --------       ----        ------     --------

Total held to maturity                      71,298        692           336      71,654
                                          --------       ----        ------     --------

Available for sale:
  Equity securities                          7,301          -           315       6,986
  Government-sponsored enterprises           6,991         63             4       7,050
  Corporate debt securities                    918         14             -         932
                                          --------       ----        ------     --------

Total available for sale                    15,210         77           319      14,968
                                          --------       ----        ------     --------

Total Securities                          $ 86,508       $769        $  655     $86,622
                                          ========       ====        ======     =======

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:


                                                     December 31, 2005
                                       --------------------------------------------
                                       Less than Twelve Months   Over Twelve Months
                                       -----------------------   ------------------
                                          Gross                   Gross
                                        Unrealized    Fair      Unrealized    Fair
                                          Losses      Value       Losses      Value
                                        ----------    -----     ----------    -----
                                                        (In Thousands)

Held to maturity:
  Government-sponsored enterprises         $222      $14,792      $509       $22,567
  Municipal bonds                            78        8,586       105         2,748
                                           ----      -------      ----       -------

Total held to maturity                      300       23,378       614        25,315
                                           ----      -------      ----       -------

Available for sale:
  Equity securities                           -            -       315         5,264
  Government-sponsored enterprises          153       17,575         -             -
                                           ----      -------      ----       -------

Total available for sale                    153       17,575       315         5,264
                                           ----      -------      ----       -------

Total temporarily impaired securities      $453      $40,953      $929       $30,579
                                           ====      =======      ====       =======


                                                     December 31, 2004
                                       --------------------------------------------
                                       Less than Twelve Months   Over Twelve Months
                                       -----------------------   ------------------
                                          Gross                   Gross
                                        Unrealized    Fair      Unrealized    Fair
                                          Losses      Value       Losses      Value
                                        ----------    -----     ----------    -----
                                                        (In Thousands)

Held to maturity:
  Government-sponsored enterprises         $266      $22,894      $  -       $     -
  Municipal bonds                            70        6,110         -             -
                                           ----      -------      ----       -------

Total held to maturity                      336       29,004         -             -
                                           ----      -------      ----       -------

Available for sale:
  Equity securities                          75        4,330       240           760
  Government-sponsored enterprises            4          943         -             -
                                           ----      -------      ----       -------

Total available for sale                     79        5,273       240           760
                                           ----      -------      ----       -------

Total temporarily impaired securities      $415      $34,277      $240       $   760
                                           ====      =======      ====       =======

At December 31, 2005, nineteen debt securities have gross unrealized losses of 1.1% from the Bank's amortized cost basis of temporarily impaired debt securities which existed for less than twelve months. Because these losses relate to government-sponsored enterprises and highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2005, eight debt securities have gross unrealized losses of 2.4% from the Bank's amortized cost basis of temporarily impaired debt securities which existed for greater than twelve months. Because these losses relate to government-sponsored enterprises and highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2005, three equity securities have an unrealized loss of 3.4% from the Bank's amortized cost basis which existed for greater than twelve months and is principally related to fluctuations in interest rates. These losses relate to mutual funds which invest primarily in short term debt instruments and adjustable rate mortgage-backed securities. Because these losses are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2005, one equity security has an unrealized loss of 15.7% from the Bank's amortized cost basis which existed for greater than twelve months. Because the security is an adjustable rate preferred stock issued by a government-sponsored enterprise, the unrealized loss is principally related to fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, the decline is not deemed to be other than temporary.


                                               December 31, 2005
                                            -----------------------
                                            Amortized    Estimated
                                               Cost      Fair Value
                                            ---------    ----------
                                                 (In Thousands)

Held to maturity:
  Due in one year or less                    $ 7,997      $ 7,887
  Due after one year through five years       16,307       16,010
  Due after five years through ten years      24,548       24,117
  Due after ten years                         24,471       24,690
                                             -------      -------

Total held to maturity                       $73,323      $72,704
                                             =======      =======

Available for sale:
  Due in one year or less                    $ 3,008      $ 3,003
  Due after one year through five years       14,730       14,652
  Due after five years through ten years       4,990        4,924
                                             -------      -------

Total available for sale                     $22,728      $22,579
                                             =======      =======

Gross gains of $34,000, $1,130,000, and $771,000, and gross losses $1,000,
$39,000, and $333,000 were recorded on securities during the years ended December 31, 2005, 2004, and 2003, respectively. During 2003, the Company recorded losses of $85,000 for other than temporary impairments in value. There were no impairment losses recognized during 2005 and 2004.

Securities with a carrying value of $35 million and $37 million were pledged as collateral to the Federal Reserve Bank of Boston at December 31, 2005 and 2004, respectively.

Unrealized losses on securities available for sale, net of tax were $283,000 and $176,000 at December 31, 2005 and 2004, respectively.

3.    MORTGAGE BACKED SECURITIES

Mortgage backed securities are summarized as follows:


                                                         December 31, 2005
                                          -----------------------------------------------
                                                        Gross        Gross      Estimated
                                          Amortized   Unrealized   Unrealized     Fair
                                            Cost        Gains        Losses       Value
                                          ---------   ----------   ----------   ---------
                                                           (In Thousands)

Held to maturity:
  Fannie Mae                              $ 98,362       $ 34        $2,300     $ 96,096
  Freddie Mac                               36,465         78           572       35,971
  Ginnie Mae                                17,300          4           354       16,950
                                          --------       ----        ------     --------

Total held to maturity                     152,127        116         3,226      149,017
                                          --------       ----        ------     --------

Available for sale:
  Fannie Mae                                46,078         40           742       45,376
  Freddie Mac                               38,310         12           459       37,863
  Ginnie Mae                                12,594         22           230       12,386
  Other pass-through securities              4,726          -            17        4,709
  Collateralized Mortgage Obligations          818          -            14          804
                                          --------       ----        ------     --------

Total available for sale                   102,526         74         1,462      101,138
                                          --------       ----        ------     --------

Total Mortgage Backed Securities          $254,653       $190        $4,688     $250,155
                                          ========       ====        ======     ========


                                                         December 31, 2004
                                          -----------------------------------------------
                                                        Gross        Gross      Estimated
                                          Amortized   Unrealized   Unrealized     Fair
                                            Cost        Gains        Losses       Value
                                          ---------   ----------   ----------   ---------
                                                           (In Thousands)

Held to maturity:
  Fannie Mae                              $120,595       $234        $1,250     $119,579
  Freddie Mac                               39,772        171           280       39,663
  Ginnie Mae                                14,775         33           159       14,649
  Collateralized Mortgage Obligations          160          -             -          160
                                          --------       ----        ------     --------

Total held to maturity                     175,302        438         1,689      174,051
                                          --------       ----        ------     --------

Available for sale:
  Fannie Mae                                32,676        178           141       32,713
  Freddie Mac                               22,842         66            70       22,838
  Ginnie Mae                                15,036         58            25       15,069
  Collateralized Mortgage Obligations        2,688         51            43        2,696
                                          --------       ----        ------     --------

Total available for sale                    73,242        353           279       73,316
                                          --------       ----        ------     --------

Total Mortgage Backed Securities          $248,544       $791        $1,968     $247,367
                                          ========       ====        ======     ========

Collateralized Mortgage Obligations include tranches of AAA investment grade and consist of high quality mortgage obligations.

Gross gains of $27,000, $135,000 and $56,000 and gross losses of $41,000, $349,000, and $ - 0 - were recorded on mortgage backed securities during the years ended December 31, 2005, 2004, and 2003, respectively.

Unrealized losses on mortgage backed securities available for sale, net of tax were $894,000 and unrealized gains, net of tax were $54,000 at December 31, 2005 and 2004, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:


                                                         December 31, 2005
                                         ------------------------------------------------
                                         Less than Twelve Months      Over Twelve Months
                                         -----------------------    ---------------------
                                           Gross                      Gross
                                         Unrealized       Fair      Unrealized     Fair
                                           Losses         Value       Losses       Value
                                         ----------       -----     ----------     -----

Held to maturity:
  Fannie Mae                               $  452       $ 26,869      $1,848     $ 64,076
  Freddie Mac                                  25          5,120         547       16,954
  Ginnie Mae                                  178          8,424         176        7,772
                                           ------       --------      ------     --------

Total held to maturity                        655         40,413       2,571       88,802
                                           ------       --------      ------     --------

Available for sale:
  Fannie Mae                                  691         40,327          51        3,935
  Freddie Mac                                 376         28,952          83        5,707
  Ginnie Mae                                  214          8,020          16          836
  Other pass-through securities                17          4,709           -            -
  Collateralized Mortgage Obligations           -              -          14          804
                                           ------       --------      ------     --------

Total available for sale                    1,298         82,008         164       11,282
                                           ------       --------      ------     --------

Total Temporarily Impaired Securities      $1,953       $122,421      $2,735     $100,084
                                           ======       ========      ======     ========


                                                         December 31, 2004
                                         ------------------------------------------------
                                         Less than Twelve Months      Over Twelve Months
                                         -----------------------    ---------------------
                                           Gross                      Gross
                                         Unrealized       Fair      Unrealized     Fair
                                           Losses         Value       Losses       Value
                                         ----------       -----     ----------     -----

Held to maturity:
  Fannie Mae                               $  573       $ 57,204       $677       $36,727
  Freddie Mac                                 260         19,887         20         1,559
  Ginnie Mae                                  159         10,580          -             -
                                           ------       --------       ----       -------

Total held to maturity                        992         87,671        697        38,286
                                           ------       --------       ----       -------

Available for sale:
  Fannie Mae                                  141         13,414          -             -
  Freddie Mac                                  70          8,202          -             -
  Ginnie Mae                                   23          4,563          2         1,262
  Collateralized Mortgage Obligations           -              -         43         1,624
                                           ------       --------       ----       -------

Total available for sale                      234         26,179         45         2,886
                                           ------       --------       ----       -------

Total Temporarily Impaired Securities      $1,226       $113,850       $742       $41,172
                                           ======       ========       ====       =======

At December 31, 2005, fifty mortgage backed securities have gross unrealized losses of 1.6% from the Bank's amortized cost basis which existed for less than twelve months. Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2005, fifty-six mortgage backed securities have gross unrealized losses of 2.7% from the Bank's amortized cost basis which existed for greater than twelve months. Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

4.    LOANS

Loans consisted of the following amounts:


                                                                December 31,
                                                           ---------------------
                                                             2005         2004
                                                           ---------------------
                                                               (In Thousands)

Residential real estate                                    $106,918     $122,822
Commercial and industrial                                   100,019       94,726
Commercial real estate                                      169,564      144,336
Consumer                                                      7,372       11,565
                                                           --------     --------

    Total Loans                                             383,873      373,449

Unearned premiums and deferred loan fees and costs, net         386          429
Allowance for loan losses                                    (5,422)      (5,277)
                                                           --------     --------
                                                           $378,837     $368,601
                                                           ========     ========

The following table summarizes information regarding impaired loans:


                                           December 31,
                                         ----------------
                                          2005      2004
                                         ----------------
                                          (In Thousands)

Recorded investment in impaired loans    $1,641    $1,826
Specific allowance for impaired loans       250       500
Impaired loans on nonaccrual status       1,641     1,663


                                                                              Years Ended
                                                                             December 31,
                                                                      --------------------------
                                                                       2005      2004      2003
                                                                      --------------------------
                                                                            (In Thousands)

Average recorded investment in impaired loans                         $1,532    $1,787    $1,970
Income recorded during the period for impaired loans                       -        11       126
Income recorded on cash basis during the period for impaired loans         -        12       127

There were no restructured loans during the years ended December 31, 2005, 2004 and 2003.

Nonaccrual loans at December 31, 2005, December 31, 2004 and 2003 and related interest income are summarized as follows:


                                               At or For the Years Ended
                                                      December 31,
                                               --------------------------
                                                2005      2004      2003
                                               --------------------------
                                                     (In Thousands)

Amount                                         $1,919    $2,171    $1,768
Interest income that would have been
 recorded under the original contract terms       176       176       134

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $16.3 million and $21.7 million at December 31, 2005 and 2004, respectively. Net service fee income (expense) of $24,000, $30,000, and ($46,000) was recorded for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company's servicing assets are recorded at fair value at the time the asset is acquired. The fair value is based upon the net present value of future cash flows of the net servicing revenue. Assumptions used in determining fair value include service fee revenue, float revenue, escrow revenue, servicing expense, and estimated life of the underlying loans. The fair value of the asset is recalculated quarterly to determine possible impairment. At December 31, 2005 and 2004, the Company's servicing assets had a fair value of $93,000 and $71,000 and a carrying value in other assets of $35,000 and $52,000, respectively. There were no impairment losses on servicing assets in 2005. The servicing asset is amortized in proportion to the estimated net servicing revenue of the loans.

No amounts of mortgage servicing assets were capitalized during 2005, 2004, and 2003. Amortization expense on the Company's mortgage servicing assets for the years ended December 31, 2005, 2004, and 2003 totaled $17,000, $24,000, and $106,000, respectively.

5.    ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses is as follows:


                                      Years Ended
                                      December 31,
                              ----------------------------
                               2005       2004       2003
                              ----------------------------
                                     (In Thousands)

Balance, beginning of year    $5,277     $4,642     $4,325
Provision                        465        750        750
Charge-offs                     (612)      (404)      (725)
Recoveries                       292        289        292
                              ------     ------     ------

Balance, end of year          $5,422     $5,277     $4,642
                              ======     ======     ======

6.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:


                                                 December 31,
                                             -------------------
                                               2005        2004
                                             -------------------
                                                (In Thousands)

Land                                         $ 2,201     $ 2,201
Buildings                                      9,949       9,915
Leasehold improvements                           883         743
Furniture and equipment                        5,614       6,338
                                             -------     -------
Total                                         18,647      19,197

Accumulated depreciation and amortization     (7,599)     (7,692)
                                             -------     -------

Premises and equipment, net                  $11,048     $11,505
                                             =======     =======

Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 amounted to $950,000, $1,003,000, and $1,080,000, respectively.

7.    DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:


                                       Years Ended December 31,
                                -------------------------------------
                                  2005      Rate       2004      Rate
                                -------------------------------------
                                        (Dollars in Thousands)

Demand and Now:
  Now accounts                  $ 69,137    0.83%    $ 57,050    0.51%
  Demand accounts                 45,260       -       48,305       -

Savings:
  Regular accounts                41,387    0.50       44,882    0.50
  Money market accounts          132,218    1.62      149,288    0.93

Time certificates of deposit     335,043    3.24      313,096    2.51
                                --------             --------

Total Deposits                  $623,045             $612,621
                                ========             ========

Time deposits of $100,000 or more totaled approximately $71.2 million and $63.9 million at December 31, 2005 and 2004, respectively. Interest
expense on such deposits totaled $2.0          million, $1.6 million and
$2.3 million for the years ended December 31, 2005, 2004, and 2003 respectively.

Cash paid for interest was:


                                                      Years Ended
                                                      December 31,
                                             -----------------------------
                                               2005       2004       2003
                                             -----------------------------
                                                     (In Thousands)

Deposits                                     $11,807    $ 9,615    $13,130
Customer repurchase agreements                   312        195        211
Federal Home Loan Bank of Boston advances      1,462      1,093        525
                                             -------    -------    -------
Total                                        $13,581    $10,903    $13,866
                                             =======    =======    =======

At December 31, 2005 and 2004, the scheduled maturities of time certificates of deposit are as follows:


                                        2005                 2004
                                        ----                 ----
                                   Amount     Rate      Amount     Rate
                                  ----------------     ----------------
                                          (Dollars in Thousands)

Within 1 year                     $227,770    3.05%    $184,500    2.14%
Over 1 year to 3 years              85,951    3.51      103,856    2.88
Over 3 years to 5 years             21,322    4.17       24,740    3.71
                                  --------             --------

Total certificates of deposits    $335,043    3.24%    $313,096    2.51%
                                  ========             ========

Interest expense on deposits for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:


                                        December 31,
                                ----------------------------
                                  2005       2004      2003
                                ----------------------------
                                       (In Thousands)

Savings                         $   217    $  234    $   371
Money market accounts             2,117     1,419      1,860
Time certificates of deposit      9,154     7,723     10,544
Other interest bearing              325       249        347
                                -------    ------    -------

                                $11,813    $9,625    $13,122
                                =======    ======    =======

8.    CUSTOMER REPURCHASE AGREEMENTS

The following table summarizes information regarding repurchase agreements:


                                                                Years Ended
                                                                December 31,
                                                           ----------------------
                                                             2005           2004
                                                           ----------------------
                                                           (Dollars in Thousands)

Balance outstanding, end of year                           $14,441        $14,615
Maximum amount outstanding at any month end during year     18,116         16,439
Average amount outstanding during year                      16,907         15,934
Weighted average interest rate                                2.16%          1.23%
Book value of collateral pledged end of year                35,424         36,701
Fair value of collateral pledged end of year                34,821         36,562

9.    FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

The following fixed rate advances are collateralized by a blanket lien on the Company's residential real estate loans and certain mortgage backed securities.


                                                     December 31,
                                December 31,       Weighted Average
                                   Amount                Rate
                             ------------------    ----------------
                               2005       2004     2005        2004
                             ------------------    ----------------
                Year                 (Dollars in Thousands)
                ----
                2005         $     -    $ 5,000      -%        2.4%
                2006          10,000     10,000    3.0         3.0
                2007          20,000     20,000    3.1         3.1
                2008          10,000      5,000    4.2         3.9
                2009           5,000      5,000    3.3         3.3
                             -------    -------
           Total advances    $45,000    $45,000    3.4%        3.1%
                             =======    =======

10.   LINE OF CREDIT

The Company has an "Ideal Way" line of credit with the Federal Home Loan Bank of Boston for $9,541,000 for the years ended December 31, 2005 and 2004. Interest on this line of credit is payable at a rate determined and reset by the Federal Home Loan Bank on a daily basis. The outstanding principal shall be due daily but that portion not repaid will be automatically renewed. No amounts were outstanding under this line at December 31, 2005 and 2004.

11.   STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options

Under the Company's Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 497,260 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant with a maximum term of ten years. All options currently outstanding vest at 20% per year.

A summary of the status of the Company's stock options for the years ended December 31, 2005 and 2004 is presented below:


                                                Weighted Average
                                     Shares      Exercise Price
                                     ------     ----------------

     Balance at December 31, 2003    444,500         $14.39
     Granted                           2,500          25.00
     Exercised                        (1,800)         14.39
                                     -------
     Balance at December 31, 2004    445,200          14.45

     Granted                           2,500          24.66
     Exercised                       (37,645)         14.39
                                     -------
     Balance at December 31, 2005    410,055          14.52
                                     =======

The weighted average fair value of the options granted in 2005 and 2004 using the Black-Scholes option pricing model were $7.68 per share and $7.93 per share, respectively. No options were granted in 2003.

Information pertaining to options outstanding at December 31, 2005 is as follows:


                                 Weighted Average
     Exercise       Number          Remaining          Number
       Price     Outstanding    Contractual Life    Exercisable
     --------    -----------    ----------------    -----------

      $14.39       405,055          6.6 Years         255,255
       24.66         2,500          9.1 Years             500
       25.00         2,500          8.1 Years           1,000
                   -------                            -------

                   410,055                            256,755
                   =======                            =======

Stock Awards

Under the Company's Recognition and Retention Plan dated November 1, 2002, the Company may grant stock awards to its directors, officers and employees for up to 198,904 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period to be benefited. The Company recorded compensation cost related to the stock awards of approximately $706,000 in 2005, $551,000 in 2004 and $544,000 in 2003.

Stock awards for 1,000 shares, having a fair value of $25.00 per share, were granted in 2004. Stock awards for 1,000 shares, having a fair value of $24.66 per share, were granted in 2005. No stock awards were granted in 2003.

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

At December 31, 2005 the remaining principal balance is payable as follows:


                      Years Ending
                      December 31      (In thousands)
                      ------------     --------------

                         2006              $  201
                         2007                 201
                         2008                 201
                         2009                 201
                         2010                 201
                      Thereafter            4,233
                                           ------

                                           $5,238
                                           ======

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $458,000, $440,000 and $225,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Shares held by the ESOP include the following at December 31, 2005 and 2004.


                               2005       2004
                               ----       ----

Allocated                     50,863     33,216
Committed to be allocated     18,988     19,135
Unallocated                  324,961    343,949
                             -------    -------
                             394,812    396,300
                             =======    =======

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of these shares was approximately $7.8 million and $8.9 million at December 31, 2005 and 2004, respectively.

ESOP shares are considered outstanding for earnings per share calculations based on the number of shares allocated. Unallocated ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

12.   RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - The Company provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan (the "Plan"). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at December 31:


                                                    2005       2004       2003
                                                    ----       ----       ----
                                                          (In Thousands)

Change in benefit obligation:
  Benefit obligation, beginning of year           $ 8,805     $7,410     $6,515
  Service cost                                        625        548        504
  Interest                                            506        463        439
  Actuarial loss                                      648        570         80
  Benefits paid                                      (154)      (186)      (128)
                                                  -------     ------     ------
  Benefit obligation, end of year                  10,430      8,805      7,410
                                                  -------     ------     ------

Change in plan assets:
  Fair value of plan assets, beginning of year      6,536      5,658      4,498
  Actual return on plan assets                        595        607        708
  Employer contribution                               475        457        580
  Benefits paid                                      (154)      (186)      (128)
                                                  -------     ------     ------
  Fair value of plan assets, end of year            7,452      6,536      5,658
                                                  -------     ------     ------

Funded status (benefit obligation less
 fair value of plan assets)                         2,978      2,269      1,752
Unrecognized net actuarial loss                    (1,127)      (574)      (165)
Transition liability                                  104        115        127
                                                  -------     ------     ------
Accrued benefit cost                              $ 1,955     $1,810     $1,714
                                                  =======     ======     ======

Accumulated benefit obligation                    $ 5,313     $4,635     $4,263
                                                  =======     ======     ======

Net pension cost includes the following components for the years ended December 31:


                              2005      2004      2003
                              ----      ----      ----
                                   (In Thousands)

Service cost                 $ 625     $ 548     $ 504
Interest cost                  506       463       439
Expected return on assets     (523)     (452)     (360)
Actuarial loss                  22         7        19
Transition obligation          (11)      (12)      (12)
                             -----     -----     -----

Net periodic pension cost    $ 619     $ 554     $ 590
                             =====     =====     =====

The following actuarial assumptions were used for the years ended December
31:


                                    2005     2004     2003
                                    ----     ----     ----

Weighted-average assumptions:
  Discount rate                     5.75%    6.25%    6.75%
  Expected return on plan assets    8.00%    8.00%    8.00%
  Rate of compensation increase     5.00%    5.00%    5.00%

The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3% to 5% for equity investments. The Company expects to contribute $580,000 to its pension plan in 2006.


The Company's pension plan asset allocation at December 31, 2005 and 2004 are as follows:


                                                    Percentage of Plan
                                                          Assets
                                                      at December 31
                                                    ------------------
Asset Category                                       2005        2004
--------------                                       ----        ----

Fixed Income Securities (including money market)     35.1%       34.2%
Domestic Equity                                      50.5        51.5
International Equity                                 14.4        14.3
                                                    -----       -----
                                                    100.0%      100.0%
                                                    =====       =====

The target allocation mix for the pension plan for 2005 was an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income.

Trustees of the Savings Bank Employees Retirement Association ("SBERA") select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

The Company estimates that the benefits to be paid from the pension plan for years ended December 31, are as follows:


                                             Benefit Payments to
                        Year                     Participants
                        ----                 -------------------
                                                (In Thousands)

                        2006                        $1,523
                        2007                            64
                        2008                            18
                        2009                           995
                        2010                            16
            In Aggregate for  2011 - 2015            3,364
                                                    ------
                                                    $5,980
                                                    ======

Postretirement Benefits - The Company provides postretirement life insurance benefits to employees based on the employee's salary at time of retirement. The accrual of postretirement benefits other than pension expense is made during the years an employee provides service. The following sets forth the funded status:


                                                     December 31,
                                                   ----------------
                                                    2005      2004
                                                    ----      ----
                                                    (In Thousands)

          Benefits obligation and funded status    $(820)    $(730)
          Transitional obligation                    260       232
                                                   -----     -----
          Accrued benefit costs                    $(560)    $(498)
                                                   =====     =====

Actuarial assumptions used in accounting for the postretirement benefit plan were:


                                                         December 31,
                                                       ---------------
                                                        2005    2004
                                                        ----    ----
                                                       (In Thousands)

        Assumed average salary compensation increase    5.00%    5.00%
        Discount rate                                   5.75%    6.25%

        Benefit cost                                    $ 81     $ 71
        Benefit paid                                      18       17

        Net periodic benefit cost for:

                                                Years Ended December 31,
                                                ------------------------
                                                2005     2004     2003
                                                ----     ----     ----

Assumed average salary compensation increase    5.00%    5.00%    5.00%
Discount Rate                                   5.75     6.25     6.75
Expected long-term rate of return on assets     8.00     8.00     8.00

Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2005 and 2004, the Company had accrued $2.2 million and $2.0 million, respectively, relating to these benefits. Amounts charged to expense were $389,000, $289,000, and $180,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan through SBERA. The Company makes a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan.
The Company's contributions to the plan were $150,000, $134,000 and $150,000, for the years ended December 31, 2005, 2004 and 2003, respectively.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from The Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2005 and 2004 are also presented in the table.


                                                                                              Minimum
                                                                                             To Be Well
                                                                          Minimum           Capitalized
                                                                        For Capital         Under Prompt
                                                                         Adequacy            Corrective
                                                     Actual              Purposes        Action Provisions
                                                Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                ------     -----      ------    -----     ------     -----
                                                                  (Dollars in Thousands)

December 31, 2005

  Total Capital (to Risk Weighted Assets):
    Consolidated                               $122,241    25.68%    $38,086    8.00%        N/A        -
    Bank                                        105,516    22.31      37,833    8.00     $47,291    10.00%
Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                116,819    24.54      19,043    4.00         N/A        -
    Bank                                        100,151    21.18      18,917    4.00      28,375     6.00
Tier 1 Capital (to Adjusted Total Assets):
    Consolidated                                116,819    14.48      32,261    4.00         N/A        -
    Bank                                        100,151    12.67      31,624    4.00      39,530     5.00


                                                                                              Minimum
                                                                                             To Be Well
                                                                          Minimum           Capitalized
                                                                        For Capital         Under Prompt
                                                                         Adequacy            Corrective
                                                     Actual              Purposes        Action Provisions
                                                Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                ------     -----      ------    -----     ------     -----
                                                                  (Dollars in Thousands)

December 31, 2004

  Total Capital (to Risk Weighted Assets):
    Consolidated                               $123,222    26.90%    $ 36,650   8.00%        N/A        -
    Bank                                         87,916    19.49       36,091   8.00     $45,114    10.00%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                117,945    25.75       18,325   4.00         N/A        -
    Bank                                         82,639    18.32       18,046   4.00      27,069     6.00
  Tier 1 Capital (to Adjusted Total  Assets):
    Consolidated                                117,945    14.69       32,125   4.00         N/A        -
    Bank                                         82,639    10.85       30,452   4.00      38,065     5.00

In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares or five percent of its outstanding shares of common stock, continuing until its completion. At December 31, 2005, the Company had 164,862 shares remaining to be purchased under this program.

The Company and the Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus the Bank's net income retained for the two previous years, without regulatory approval. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

The only funds available for the payment of dividends on the capital stock of Westfield Financial will be cash and cash equivalents held by Westfield Financial, dividends paid from Westfield Bank to Westfield Financial, and borrowings. Westfield Bank will be prohibited from paying cash dividends to Westfield Financial to the extent that any such payment would reduce Westfield Bank's capital below required capital levels or would impair the liquidation account established for the benefit of Westfield Bank's eligible account holders and supplemental eligible account holders at the time of the reorganization and stock offering.

The following is a reconciliation of the Company's GAAP capital to regulatory Tier 1 capital:


                                                                                  December 31,
                                                                               -------------------
                                                                                2005        2004
                                                                                ----        ----
                                                                                 (In Thousands)

Consolidated GAAP capital                                                     $115,842    $118,051
Less:  Unrealized losses (gains) on certain available-for-sale securities,
       net of tax                                                                  977        (106)
                                                                              --------    --------
Tier 1 Capital                                                                 116,819     117,945

Plus:  Allowance for loan losses                                                 5,422       5,277
                                                                              --------    --------

Total Regulatory Capital                                                      $122,241    $123,222
                                                                              ========    ========

14.   INCOME TAXES

Income taxes consist of the following:


                                             Years Ended December 31,
                                           ----------------------------
                                            2005       2004       2003
                                            ----       ----       ----
                                                  (In Thousands)

      Current tax provision:
        Federal                            $2,131     $2,883     $2,106
        State                                 136        294      1,706
                                           ----------------------------
      Total                                 2,267      3,177      3,812
                                           ----------------------------

      Deferred tax provision (benefit):
        Federal                              (335)      (616)      (992)
        State                                   1          1          -
                                           ----------------------------
      Total                                  (334)      (615)      (992)
                                           ----------------------------

      Total                                $1,933     $2,562     $2,820
                                           ============================

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:


                                             Years Ended December 31,
                                             ------------------------
                                             2005      2004      2003
                                             ----      ----      ----

Statutory federal income tax rate            34.0%     34.0%     34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit     1.1       2.2      17.4
  Tax exempt income                          (6.5)     (5.6)     (5.5)
  Bank owned life insurance                  (3.4)     (3.0)     (4.2)
  Dividends received deduction               (0.1)     (0.1)     (0.5)
  Other, net                                 (1.4)      1.3       2.3
                                             ------------------------

Effective tax rate                           23.7%     28.8%     43.5%
                                             ========================

Cash paid for income taxes for the years ended December 31, 2005, 2004, and 2003 was $1.4 million, $2.3 million and $7.2 million, respectively.

The tax effects of each item that gives rise to deferred taxes, included in other assets, are as follows:


                                                    December 31,
                                                 -----------------
                                                  2005       2004
                                                  ----       ----
                                                   (In Thousands)

            Net unrealized loss on securities
             available for sale                  $  675     $   46
            Depreciation                           (126)       (66)
            Allowance for loan losses             1,843      1,794
            Employee benefit plans                1,779      1,525
            Other                                   412        321
                                                 -----------------
            Net deferred tax asset               $4,583     $3,620
                                                 =================

A summary of the change in the net deferred tax asset is as follows:


                                                 December 31,
                                               ----------------
                                                2005      2004
                                                ----      ----
                                                (In Thousands)

          Balance at beginning of year         $3,620    $2,553
          Deferred tax benefit                    334       615
          Net unrealized gain/loss
           on securities available for sale       629       452
                                               ----------------
          Balance at end of year               $4,583    $3,620
                                               ================

The federal income tax reserve for loan losses at the Bank's base year is $5.8 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of $2.4 million has not been provided.

15.   TRANSACTIONS WITH DIRECTORS

The Company has had, and expects to have in the future, loans with its directors and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:


                                               Years Ended
                                               December 31,
                                      ------------------------------
                                        2005        2004        2003
                                      ------------------------------
                                              (In Thousands)

        Balance, beginning of year    $13,467     $ 7,175     $2,453
        New loans granted               6,266      10,532      4,911
        Repayments of principal        (6,195)     (4,240)      (189)
                                      -------     -------     ------

        Balance, end of year          $13,538     $13,467     $7,175
                                      =======     =======     ======

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

Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:


                                                 December 31,
                                              ------------------
                                                2005       2004
                                                ----       ----
                                                (In Thousands)

             Commitment to extend credit:
               Unused lines of credit         $62,053    $59,444
               Other unused commitments        28,617     32,237
               Mortgage commitments               451        116
               Existing loan agreements           985      3,123
               Standby letters of credit        5,936      5,297

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

At December 31, 2005, outstanding commitments to extend credit totaled $98.0 million, with $1.6 million in fixed rate commitments and $96.4 million in variable rate commitments.

In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2016. Certain of the leases provide for renewal periods for up to fifteen years at the discretion of the Company. Rent expense under operating leases was $197,000, $199,000, and $172,000 for the years ended December 31, 2005,
2004, and 2003, respectively.

Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2005, are as follows:


                       Years Ending    (In Thousands)
                       ------------    --------------

                       2006                $  254
                       2007                   165
                       2008                   152
                       2009                   110
                       2010                    66
                       Thereafter             314
                                           ------
                                           $1,061
                                           ======

17.   CONCENTRATIONS OF CREDIT RISK

Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2005 and 2004, the Company's residential and commercial related real estate loans represented 72% of total loans. The Company's policy for collateral requires that the amount of the loan may not exceed 95% and 80% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Borrowings - The estimated fair value of borrowings is based upon the discounted value of contractual cash flows. The discount rate is estimated using Federal Home Loan Bank of Boston advance rates currently offered for borrowings with similar maturities.

Commitments to Extend Credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Such differences are not considered significant.

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                              2005                      2004
                                     ------------------------------------------------
                                     Carrying    Estimated     Carrying    Estimated
                                       Value     Fair Value      Value     Fair Value
                                     ------------------------------------------------
                                                      (In Thousands)

ASSETS:
  Cash and cash equivalents          $ 26,456     $ 26,456     $ 51,047     $ 51,047
  Securities:
    Available for sale                 28,321       28,321       14,968       14,968
    Held to maturity                   73,323       72,704       71,298       71,654

  Mortgage backed securities:
    Available for sale                101,138      101,138       73,316       73,316
    Held to maturity                  152,127      149,017      175,302      174,051
  Federal Home Loan Bank and
   other stock                          4,237        4,237        4,237        4,237

  Loans - net                         378,837      379,384      368,601      371,377

  Accrued interest receivable           3,853        3,853        3,551        3,551

LIABILITIES:
  Deposits                            623,045      617,837      612,621      612,216

  Customer repurchase agreements       14,441       14,441       14,615       14,615

  Federal Home Loan Bank advances      45,000       43,969       45,000       44,380

  Accrued interest payable                156          156          140          140

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

The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2005, 2004, and 2003, there is no customer that accounted for more than 10% of the Company's revenue.

20.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the Parent Company are as follows:


                                                  December 31,
                                        --------------------------------
                                          2005        2004        2003
                                          ----        ----        ----
                                                 (In Thousands)

      ASSETS:
        Due from banks                  $     18    $     25    $  7,204
        Federal funds sold                 2,910         987           -
        Securities HTM                    10,833           -           -
        Mortgage Backed HTM                2,029           -           -
        Investment in subsidiaries        99,192     115,810     117,345
        Other assets                         905       1,271         500
                                        --------    --------    --------
        TOTAL ASSETS                    $115,887    $118,093    $125,049
                                        ========    ========    ========

      LIABILITIES AND EQUITY:
        Liabilities                     $     45    $     42    $    245
        Equity                           115,842     118,051     124,804
                                        --------    --------    --------
        TOTAL LIABILITIES AND EQUITY    $115,887    $118,093    $125,049
                                        ========    ========    ========

The condensed statements of income for the Parent Company are as follows:


                                                         December 31,
                                               -------------------------------
                                                 2005        2004        2003
                                                 ----        ----        ----
                                                       (In Thousands)

INTEREST AND DIVIDEND INCOME:
  Securities                                   $   280     $     -     $    34
  Interest-bearing deposits                          -          23          35
  Federal funds sold                                91           6           -
  Other Income                                       7           -           -
                                               -------     -------     -------
  Total interest income                            378          29          69
                                               -------     -------     -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                 1,189       1,019         786
  Other                                            194         183         294
                                               -------     -------     -------
  Total noninterest expense                      1,383       1,202       1,080
                                               -------     -------     -------

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES AND BENEFIT FOR INCOME TAX     (1,005)     (1,173)     (1,011)

EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES                                 6,736       7,016       4,248

INCOME TAX BENEFIT                                (488)       (480)       (414)
                                               -------     -------     -------

NET INCOME                                     $ 6,219     $ 6,323     $ 3,651
                                               =======     =======     =======

The condensed statement of cash flows of the Company are as follows:


                                                                        December 31,
                                                             ----------------------------------
                                                               2005         2004         2003
                                                               ----         ----         ----
                                                                       (In Thousands)

OPERATING ACTIVITIES:

  Net Income                                                 $  6,219     $  6,323     $  3,651
  Equity in undistributed earnings of subsidiaries             (6,736)      (7,016)      (4,248)
  Net amortization of premiums and discounts on securities          9            -            -
  Change in other liabilities                                       3         (204)          25
  Change in other assets                                          347         (771)        (500)
  Net transfers from subsidiaries                              10,090        7,641            -
  Other, net                                                    1,006          694          637
                                                             --------     --------     --------

      Net cash provided by (used in) operating activities      10,938        6,667         (435)
                                                             --------     --------     --------

INVESTING ACTIVITIES:

  Purchase of securities                                            -            -          (34)
  Proceeds from principal collections                             430            -            -
  Sale of securities                                                -            -       15,266
  Other, net                                                        -            -       (2,500)
                                                             --------     --------     --------

      Net cash (used in) provided by investing activities         430            -       12,732
                                                             --------     --------     --------

FINANCING ACTIVITIES:

  Cash dividends paid                                          (3,558)      (1,713)      (2,113)
  Treasury stock purchased                                     (5,699)     (11,956)      (1,134)
  Other, net                                                     (195)         810       (2,506)
                                                             --------     --------     --------

      Net cash used in financing activities                    (9,452)     (12,859)      (5,753)
                                                             --------     --------     --------

NET CHANGE IN CASH AND CASH                                     1,916       (6,192)       6,544
 EQUIVALENTS

CASH AND CASH EQUIVALENTS:
  Beginning of year                                             1,012        7,204          660
                                                             --------     --------     --------

  End of year                                                $  2,928     $  1,012     $  7,204
                                                             ========     ========     ========

Supplemental cash flow information:

Transfer of securities from Westfield Securities Corp.       $ 24,584            -            -

Transfer of securities to Westfield Bank                      (11,283)           -            -

21.   OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2005, 2004, and 2003 respectively.

22.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                   2005
                                    ------------------------------------------------------------------
                                    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                    -------------    --------------    -------------    --------------
                                             (Dollars in thousands, except per share amounts)

Interest and dividend income            $8,878           $9,176            $9,504           $9,748
Interest expense                         2,963            3,279             3,554            3,801
                                        ------           ------            ------           ------

Net interest and dividend income         5,915            5,897             5,950            5,947
                                        ------           ------            ------           ------

Provision for loan losses                  140              125               100              100
Noninterest income                         748              793               915              897
Gains on sales and writedowns
 of securities, net                          0               18                 0                1
Noninterest expense                      4,582            4,798             4,617            4,467
                                        ------           ------            ------           ------

Income before income taxes               1,941            1,785             2,148            2,278

Income taxes                               430              373               553              577
                                        ------           ------            ------           ------

Net income                              $1,511           $1,412            $1,595           $1,701
                                        ======           ======            ======           ======

Basic earnings per share                $ 0.16           $ 0.15            $ 0.17           $ 0.18

Diluted earnings per share              $ 0.16           $ 0.15            $ 0.16           $ 0.17


                                                                   2004
                                    ------------------------------------------------------------------
                                    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                    -------------    --------------    -------------    --------------
                                             (Dollars in thousands, except per share amounts)

Interest and dividend income            $8,621           $8,372            $8,577           $8,858
Interest expense                         2,751            2,684             2,688            2,790
                                        ------           ------            ------           ------

Net interest and dividend income         5,870            5,688             5,889            6,068
                                        ------           ------            ------           ------

Provision for loan losses                  150              125               200              275
Noninterest income                         586              888               778              767
Gains on sales and writedowns
 of securities, net                        478              389                 0               10
Noninterest expense                      4,483            4,480             4,286            4,527
                                        ------           ------            ------           ------

Income before income taxes               2,301            2,360             2,181            2,043

Income taxes                               694              727               627              514
                                        ------           ------            ------           ------

Net income                              $1,607           $1,633            $1,554           $1,529
                                        ======           ======            ======           ======

Basic earnings per share                $ 0.16           $ 0.17            $ 0.16           $ 0.16

Diluted earnings per share              $ 0.16           $ 0.16            $ 0.16           $ 0.16

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Westfield Financial, Inc.



We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Westfield Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Westfield Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Westfield Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Westfield Financial, Inc. and our report dated March 10, 2006 expressed an unqualified opinion.


/s/ WOLF & COMPANY, P.C.


Boston, Massachusetts
March 10, 2006