Form 10-Q
period 2006-03-31
WESTFIELD FINANCIAL INC
filed 2006-05-09
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                             _____________________
                                   FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

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

Large accelerated filer___   Accelerated filer  X    Non-accelerated filer  ___
                                               ---

Indicate by check mark whether the registrant is a shell company. Yes   No  X
                                                                     ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
      Class                                              May 4, 2006
-----------------------------------          ----------------------------------
      Common Stock, par value $0.01                       9,689,757

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2006 and December 31, 2005

         Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2006 and 2005

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Three Months ended March 31, 2006 and 2005

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2006 and 2005

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibits

                          FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements. These forward-looking statements are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements may be subject to significant known and unknown risks, uncertainties, and other factors, including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

      Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Westfield Financial undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                    (Dollars in thousands except share data)

                                                                                    March 31,              December 31,
                                                                                      2006                    2005
                                                                                      ----                    ----

ASSETS

Cash and due from banks                                                             $ 12,258                 $ 18,136
Federal funds sold                                                                    19,869                    5,090
Interest-bearing deposits and other short term investments                             5,295                    3,230
                                                                                    --------                 --------

      Cash and cash equivalents                                                       37,422                   26,456
                                                                                    --------                 --------

SECURITIES:
Available for sale - at estimated fair value                                          30,216                   28,321

Held to maturity - at amortized cost (estimated fair value of
$72,104 in March 2006 and $72,704 in December 2005)                                   73,291                   73,323

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                         106,651                  101,138

Held to maturity - at amortized cost (estimated fair value of
$144,530 in March 2006 and $149,017 in December 2005)                                148,504                  152,127

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                                       4,237                    4,237

LOANS - Net of allowance for loan losses of $5,529 in March
2006 and $5,422 in December 2005                                                     380,590                  378,837

PREMISES AND EQUIPMENT - Net                                                          11,546                   11,048

ACCRUED INTEREST RECEIVABLE                                                            3,980                    3,853

BANK OWNED LIFE INSURANCE                                                             20,013                   19,819

OTHER ASSETS                                                                           6,121                    5,936
                                                                                    --------                 --------

TOTAL ASSETS                                                                        $822,571                 $805,095
                                                                                    ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                                 $ 40,255                 $ 45,260
Interest-bearing                                                                     598,772                  577,785
                                                                                    --------                 --------

      Total deposits                                                                 639,027                  623,045
                                                                                    --------                 --------

CUSTOMER REPURCHASE AGREEMENTS                                                        15,968                   14,441

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                             45,000                   45,000

OTHER LIABILITIES                                                                      7,561                    6,767
                                                                                    --------                 --------

TOTAL LIABILITIES                                                                    707,556                  689,253
                                                                                    --------                 --------
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at March 31, 2006 and December 31, 2005                               --                       --
Common stock - $.01 par value, 25,000,000 shares authorized, 10,580,000 shares issued, 9,689,757 and 9,754,757 shares outstanding at March 31, 2006
 and December 31, 2005, respectively                                                     106                      106
Additional paid-in capital                                                            48,159                   48,020
Unallocated common stock of Employee Stock Ownership Plan                             (5,054)                  (5,127)
Unearned compensation                                                                   (768)                    (861)
Retained earnings                                                                     93,529                   92,789
Accumulated other comprehensive loss                                                  (1,466)                  (1,177)
Treasury stock, at cost (890,243 shares at March 31, 2006 and 825,243
 December 31, 2005)                                                                  (19,491)                 (17,908)
                                                                                    --------                 --------
      Total stockholders' equity                                                     115,015                  115,842
                                                                                    --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $822,571                 $805,095
                                                                                    ========                 ========

                             See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)


                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                      2006                     2005
                                                                                      ----                     ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                                      $  4,104                 $  3,794
  Debt securities, taxable                                                             3,310                    2,894
  Debt securities, tax-exempt                                                            308                      297
  Consumer loans                                                                         114                      195
  Commercial and industrial loans                                                      1,718                    1,407
  Federal funds sold                                                                     210                      171
  Marketable equity securities                                                           109                       90
  Interest-bearing deposits and other short term investments                              55                       30
                                                                                    --------                 --------

  Total interest and dividend income                                                   9,928                    8,878
                                                                                    --------                 --------
INTEREST EXPENSE:
  Deposits                                                                             3,667                    2,562
  Customer repurchase agreements                                                          76                       51
  Other borrowings                                                                       407                      350
                                                                                    --------                 --------

  Total interest expense                                                               4,150                    2,963
                                                                                    --------                 --------
  Net interest and dividend income                                                     5,778                    5,915

PROVISION FOR LOAN LOSSES                                                                 75                      140
                                                                                    --------                 --------
  Net interest and dividend income after
   provision for loan losses                                                           5,703                    5,775
                                                                                    --------                 --------
NONINTEREST INCOME:
  Income from bank owned life insurance                                                  195                      177
  Service charges and fees                                                               658                      571
                                                                                    --------                 --------

  Total noninterest income                                                               853                      748
                                                                                    --------                 --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                       2,999                    2,728
  Occupancy                                                                              495                      471
  Computer operations                                                                    395                      393
  Stationery, supplies and postage                                                       117                      144
  Other                                                                                  788                      846
                                                                                    --------                 --------

  Total noninterest expense                                                            4,794                    4,582
                                                                                    --------                 --------

INCOME BEFORE INCOME TAXES                                                             1,762                    1,941

INCOME TAXES                                                                             449                      430
                                                                                    --------                 --------

NET INCOME                                                                          $  1,313                 $  1,511
                                                                                    ========                 ========

EARNINGS PER COMMON SHARE:
  Basic                                                                             $   0.14                 $   0.16
  Diluted                                                                           $   0.14                 $   0.16

                              See accompanying notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)

                              Common Stock                        Restricted            Accumulated
                            ---------------- Additional  Unallo-     Stock                 Other       Treasury Stock
                                        Par    Paid-In   cated     Unearned   Retained Comprehensive ------------------
                              Shares   Value   Capital    ESOP   Compensation Earnings Income (Loss)  Shares    Amount     Total
                              ------   ----- ---------- -------- ------------ -------- -------------  ------    ------     -----

BALANCE, DECEMBER 31, 2004 10,580,000  $106   $47,659  $(5,427)   $(1,543)   $90,399    $  (122)    (625,488) $(13,021) $118,051

Comprehensive income:
  Net income                     --     --       --       --         --        1,511       --           --        --       1,511
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $337        --     --       --       --         --         --         (532)        --        --        (532)
                                                                                                                        --------
Comprehensive income                                                                                                         979
                                                                                                                        --------
Activity related to
 common stock issued
 as employee incentives          --     --         25     --          113       --         --           --        --         138
Cash dividends declared
 ($0.10 per share)               --     --       --       --         --         (401)      --           --        --        (401)
                           ----------  ----   -------  -------    -------    -------    -------     --------  --------  --------

BALANCE MARCH 31, 2005     10,580,000  $106   $47,684  $(5,427)   $(1,430)   $91,509    $  (654)    (625,488) $(13,021) $118,767
                           ==========  ====   =======  =======    =======    =======    =======     ========  ========  ========

BALANCE DECEMBER 31, 2005  10,580,000  $106   $48,020  $(5,127)   $  (861)   $92,789    $(1,177)    (825,243) $(17,908) $115,842
Comprehensive income:
 Net income                      --     --       --       --         --        1,313       --           --        --       1,313
 Unrealized losses on
  securities arising
  during the year, net
  of tax benefit of $167         --     --       --       --         --         --         (289)        --        --        (289)
                                                                                                                        --------
Comprehensive income                                                                                                       1,024
                                                                                                                        --------
Activity related to
 common stock issued
 as employee incentives          --     --        139       73         93       --         --           --        --         305
Treasury stock purchased         --     --       --       --         --         --         --        (65,000)   (1,583)   (1,583)
Cash dividends declared
 ($0.15 per share)               --     --       --       --         --         (573)      --           --        --        (573)
                           ----------  ----   -------  -------    -------    -------    -------     --------  --------  --------

BALANCE, MARCH 31, 2006    10,580,000  $106   $48,159  $(5,054)   $  (768)   $93,529    $(1,466)    (890,243) $(19,491) $115,015
                           ==========  ====   =======  =======    =======    =======    =======     ========  ========  ========

                                 See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)


                                                                                               Three Months
                                                                                               Ended March,
                                                                                      2006                     2005
                                                                                      ----                     ----

OPERATING ACTIVITIES:
Net Income                                                                          $  1,313                 $  1,511
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                               75                      140
  Depreciation and amortization of premises and equipment                                253                      237
  Net amortization of premiums and discounts on securities, mortgage
   backed securities and mortgage loans                                                  163                      259
  Amortization of unearned compensation                                                  419                      138
  Loss on sale of fixed assets                                                             2                     --
  Deferred income tax benefit                                                            (18)                     (21)
  Increases in cash surrender value of bank-owned life insurance                        (194)                    (177)
Changes in assets and liabilities:
  Accrued interest and dividends                                                        (127)                     (39)
  Other assets                                                                            (1)                     356
  Other liabilities                                                                      794                      740
                                                                                    --------                 --------

      Net cash provided by operating activities                                        2,679                    3,144
                                                                                    --------                 --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                                           (4,997)                  (5,016)
  Proceeds from maturities and principal collections                                   5,000                    6,000
Securities, available for sale:
  Purchases                                                                           (5,048)                  (6,118)
  Proceeds from calls, maturities, and principal collections                           3,000                      156
Mortgage-backed securities, held to maturity:
  Purchases                                                                           (5,050)                  (5,113)
  Principal collections                                                                8,573                   10,568
Mortgage-backed securities, available for sale:
  Purchases                                                                          (11,414)                 (10,072)
  Principal collections                                                                5,546                    4,769
Purchase of residential mortgages                                                     (9,976)                    (719)
Net decrease (increase) in loans                                                       8,167                   (2,945)
Purchases of premises and equipment                                                     (763)                     (93)
Proceeds from sale of fixed assets                                                        10                     --
                                                                                    --------                 --------

Net cash used in investing activities                                                 (6,952)                  (8,583)
                                                                                    --------                 --------

FINANCING ACTIVITIES:
Increase in deposits                                                                  15,982                    3,222
Increase (decrease) in customer repurchase agreements                                  1,527                   (1,280)
Purchase of common stock in connection with employee benefit program                    (114)                    --
Cash dividends paid                                                                     (573)                    (401)
Treasury stock purchased                                                              (1,583)                    --
                                                                                    --------                 --------
      Net cash provided by financing activities                                       15,239                    1,541
                                                                                    --------                 --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                              10,966                   (3,898)

  Beginning of period                                                                 26,456                   51,047
                                                                                    --------                 --------
  End of period                                                                     $ 37,422                 $ 47,149
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

Westfield Securities Corporation and Elm Street Securities Corporation, Massachusetts chartered security corporations, were formed by the Company for the primary purpose of holding qualified investment securities. In the third quarter of 2005, the Company dissolved Westfield Securities Corporation in order to streamline operations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Elm Street Securities Corporation, as well as Westfield Securities Corporation, prior to its dissolution. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2006, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2006. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2005.

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

3. ADOPTION OF SFAS 123 (R) SHARE-BASED PAYMENT

On January 1, 2006 Westfield Financial adopted SFAS 123 (R), Share-Based Payment ("SFAS 123 (R)" or the "Statement"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The effect of SFAS 123 (R) is that entities are required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The adoption of SFAS 123 (R) by Westfield Financial resulted in additional compensation expense of $73,000 and a related tax benefit of $17,000 for the three months ended March 31, 2006. Had compensation cost been determined based on the fair value at the grant date awards under the plans consistent with the method prescribed by SFAS 123 (R), Westfield Financial's net income and income per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):


         Net income as reported               $ 1,511

              Less: Compensation expense
               determined under fair value
               based method for all awards,
               net of tax effect                  (68)
                                              -------
              Pro forma net income            $ 1,443
                                              =======

         Net income per share
              Basic as reported               $  0.16
              Pro forma                          0.15

              Diluted as reported                0.16
              Pro forma                          0.15

4. PENSION AND OTHER BENEFITS

The following table provides information regarding net benefit costs for the periods shown:


                                Pension Benefits    Other Benefits
                                ----------------    --------------
Three months ended March 31,
----------------------------
                                 2006     2005       2006    2005
                                 ----     ----       ----    ----

Service cost                     181      157          7       8
Interest cost                    150      127         12      11
Expected return on assets       (149)    (131)        --      --
Transaction obligation            (3)      (3)         2       2
Actuarial (gain) loss             11        6          1      --
                                ----     ----       ----    ----

Net periodic pension cost        190      156         22      21
                                ====     ====       ====    ====

The Company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2006, the preliminary estimated contribution is approximately $605,000. As of March 31, 2006 no contribution had been made.

5. RECENT ACCOUNTING PRONOUNCEMENTS

Servicing Rights

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

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

You should read our financial results for the quarter ended March 31, 2006 in the context of this strategy.

      * Net income was $1.3 million, or $0.14 per diluted share, for the quarter ended March 31, 2006 as compared to $1.5 million, or $0.16 per diluted share for the same period in 2005.

      * Net interest and dividend income was $5.8 million for the three months ended March 31, 2006 compared to $5.9 million for the three months ended March 31, 2005. The net interest margin for the three months ended March 31, 2006 was 3.08% compared with 3.21% for the same period in 2005. The decrease in the net interest margin was primarily the result of higher funding costs resulting from the rising interest rate environment. As the rates on term deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits.

      * Commercial real estate and commercial and industrial loans decreased $3.5 million to $266.1 million at March 31, 2006 from $269.6 million at December 31, 2005. Westfield Bank's strategic plan emphasizes commercial lending whereby the Bank seeks out high quality credit relationships. The success of Westfield Bank's commercial lending is primarily dependent on the local and national economy, along with local competition for commercial loans.

      * Residential real estate loans increased $6.0 million to $113.3 million at March 31, 2006 from $107.3 million at December 31, 2005. Westfield Bank purchased $9.8 million in seasoned, adjustable rate loans, which are serviced by the originating financial institution. This was offset by principal payments and payoffs of other residential loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate loans held in Westfield Bank's loan portfolio.

      * Total deposits increased $16.0 million to $639.0 million at March 31, 2006 from $623.0 million at December 31, 2005. The increase in deposits was primarily the result of an increase of $29.1 million in term deposits, which were $364.2 million at March 31, 2006. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits.

      * Service charge and fee income for the three months ended March 31, 2006 was $658,000, compared to $571,000 for the three months ended March 31, 2005. Net checking account processing fee income was $463,000 for the three months ended March 31, 2006 as compared to $390,000 for the same period in 2005.

      * Noninterest expense for the three months ended March 31, 2006 was $4.8 million compared to $4.6 million for the same period in 2005. Salaries and benefits increased $271,000 to $3.0 million for the three months ended March 31, 2006. This was primarily the result of an increase in salary expense of $99,000 related to hiring additional personnel and normal salary increases, a $101,000 increase in employee benefit plan costs, along with an additional expense of $73,000 related to stock options. The Financial Accounting Standards Board now requires public and nonpublic companies to recognize stock-based compensation related to stock options in their income statements. This requirement became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. In previous periods, Westfield Financial was not required to treat stock-based compensation related to stock options as an expense.

      * Nonperforming loans were $2.1 million at March 31, 2006 and $1.9 million at December 31, 2005.

      * Charge-offs decreased by $212,000 to $24,000 for the three months ended March 31, 2006 as compared to $236,000 the same period in 2005. This was primarily the result of a decrease of $164,000 in charge-offs on commercial and industrial loans.

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

On a quarterly basis, Westfield Financial reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

Total assets increased $17.5 million to $822.6 million at March 31, 2006 from $805.1 million at December 31, 2005. Securities increased $3.8 million to $358.7 million at March 31, 2006 from $354.9 million at December 31, 2005.

Commercial real estate and commercial and industrial loans decreased $3.5 million to $266.1 million at March 31, 2006 from $269.6 million at December 31, 2005. The dollar amount of payoffs and paydowns in the commercial real estate and commercial and industrial loan portfolios exceeded the dollar amount of new loans originated in those portfolios. Westfield Bank's strategic plan emphasizes commercial lending. The success of Westfield Bank's commercial lending is primarily dependent on the local and national economy, along with the local competition for commercial loans.

Residential real estate loans increased $6.0 million to $113.3 million at March 31, 2006 from $107.3 million at December 31, 2005. Westfield Bank purchased $9.8 million in seasoned, adjustable rate loans, which are serviced by the originating financial institution. This was offset by principal payments and payoffs of other residential loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate loans held in Westfield Bank's loan portfolio.

Total deposits increased $16.0 million to $639.0 million at March 31, 2006 from $623.0 million at December 31, 2005. The increase in deposits was primarily the result of an increase of $29.1 million in term deposits, which were $364.2 million at March 31, 2006. Regular savings and money market accounts decreased $14.8 million to $158.8 million at March 31, 2006 from $173.6 million at December 31, 2005. The rates paid on term deposits have increased over the past several months. Some customers have shifted funds out of regular savings and money market deposits, which generally pay lower rates, and into term deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into term deposits, resulting in a higher cost of deposits. Checking accounts increased $1.8 million to $116.1 million. The increase is primarily due to a checking account product which pays higher rates to customers who maintain large balances.

Federal Home Loan Bank ("FHLB") borrowings were $45.0 million at both March 31, 2006 and December 31, 2005. Customer repurchase agreements increased $1.6 million to $16.0 million at March 31, 2006 from $14.4 million December 31, 2005. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at March 31, 2006 were held by commercial customers.

Stockholders' equity at March 31, 2006 and December 31, 2005 was $115.0 million and $115.8 million, respectively, representing 14.0% and 14.4% of total assets, respectively. The change is comprised of net income of $1.3 million for the three months ended March 31, 2006, the net repurchase of 65,000 shares of common stock for $1.6 million and the declaration and payment of the Board of Directors of a quarterly dividend amounting to $573,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

General

Net income was $1.3 million, or $0.14 per diluted share, for the quarter ended March 31, 2006 as compared to $1.5 million, or $0.16 per diluted share, for the same period in 2005.

Net interest and dividend income was $5.8 million for the three months ended March 31, 2006 and $5.9 million for the same period in 2005.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income at and for the three months ended March 31, 2006 and 2005 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced.


                                                                 Three Months Ended March 31,
                                                          2006                                  2005
                                           ----------------------------------    ----------------------------------
                                                       Average     Avg Yield/                Average     Avg Yield/
                                           Interest    Balance        Cost       Interest    Balance        Cost
                                           --------    -------     ----------    --------    -------     ----------
                                                                    (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short Term Investments                      $  265     $ 24,555       4.32%       $  201     $ 34,360      2.34%
Investment Securities                        3,727      359,809       4.14         3,281      339,499      3.87
Loans                                        5,936      377,448       6.29         5,396      374,228      5.77
                                            ------     --------                   ------     --------

      Total Interest-Earning Assets         $9,928     $761,812       5.21%       $8,878     $748,087      4.75%
                                            ======     ========                   ======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                $  160     $ 69,082       0.93%       $   72     $ 57,809      0.50%
Savings Accounts                                50       40,859       0.49            54       44,214      0.49
Money Market Accounts                          483      124,314       1.55           451      147,106      1.23
Time Deposits                                2,974      351,299       3.39         1,986      314,968      2.52
Customer Repurchase Agreements and
 Borrowings                                    483       59,115       3.27           400       61,075      2.62
                                            ------     --------                   ------     --------

      Total Interest-Bearing Liabilities    $4,150     $644,669       2.57%       $2,963     $625,172      1.90%
                                            ======     ========                   ======     ========

Net Interest Income/Interest Rate Spr       $5,778                    2.64%       $5,915                   2.85%
                                            ======                    ====        ======                   ====

Net Interest Margin                                                   3.08%                                3.21%
                                                                      ====                                 ====

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Westfield Financial's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

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


                                      Three Months Ended March 31, 2006 compared to
                                                     March 31, 2005
                                               Increase (decrease) due to:
                                      ---------------------------------------------
Interest-Earning Assets                       Volume       Rate        Net
-----------------------                       ------       ----        ---
                                                  (Dollars in thousands)

Short Term Investments                        $ (57)      $  121     $   64
Investment Securities                           196          250        446
Loans                                            46          494        540
                                              -----       ------     ------

Net Change in Income on
  Interest-Earning Assets                       185          865      1,050
                                              -----       ------     ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                     14           74         88
Savings Accounts                                 (4)           0         (4)
Money Market Accounts                           (70)         102         32
Time Deposits                                   229          759        988
Customer Repurchase Agreements and
 Borrowings                                     (13)          96         83
                                              -----       ------     ------
Net Change in Expense on
  Interest-Bearing Liabilities                  156        1,031      1,187
                                              -----       ------     ------
Change in Net Interest Income                 $  29       $ (166)    $ (137)
                                              =====       ======     ======

Net interest and dividend income decreased $137,000 to $5.8 million for the three months ended March 31, 2006 from $5.9 million in the same period in 2005. The net interest margin was 3.08% for the three months ended March 31, 2006 as compared to 3.21% for the same period in 2005. The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 67 basis points to 2.57% for the three months ended March 31, 2006 from 1.90% for same period in 2005. The yield of interest-earning assets increased only 46 basis points to 5.21% for the three months ended March 31, 2006 from 4.75% for same period in 2005. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of money market accounts and time deposits resulting from the rising interest rate environment. As the rates on time deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits. In a period of rising interest rates, the more rate sensitive customers are expected to continue to shift funds into time deposits, resulting in a higher cost of deposits.

Westfield Bank's net interest margin may be affected by the slope of the yield curve. A flat or inverted yield curve may result in a decrease in the net interest margin. Customer migration into time deposits, as discussed previously, and increased local competition for deposits may lead to higher deposit costs, which may also contribute to a decrease in the net interest margin.

Provision for Loan Losses

The appropriations of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

The amount that Westfield Bank provided for the provision for loan losses during the three months ended March 31, 2006 was based upon the changes that occurred in the loan portfolio during that same period. After evaluating these factors, the Bank provided $75,000 for loan losses for the three months ended March 31, 2006, compared to $140,000 for the same period in 2005. The allowance was $5.5 million at March 31, 2006 and $5.4 million at December 31, 2005. The allowance for loan losses was 1.43% of total loans at March 31, 2006 and 1.41% at December 31, 2005.

At March 31, 2006 commercial real estate loans and commercial and industrial loans decreased $3.5 million as compared to December 31, 2005. Commercial real estate loans and commercial and industrial loans comprised 68.9% of the Bank's loan portfolio as of March 31, 2006 as compared to 70.2% as of December 31, 2005. The Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which increased by $6.0 million during the quarter ended March 31, 2006. Consumer loans decreased $539,000 to $6.9 million at March 31, 2006. Nonperforming loans were $2.1 million March 31, 2006 and $1.9 million at December 31, 2005.

Net recoveries were $32,000 for the three months ended March 31, 2006. This was comprised of recoveries of $56,000 for the three months ended March 31, 2006, partially offset by charge-offs of $24,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $105,000 to $853,000 for the three months ended March 31, 2006 from $748,000 in the same period in 2005.

Service charge and fee income for the three months ended March 31, 2006 was $658,000, compared to $571,000 for the three months ended March 31, 2005. Net checking account processing fee income was $463,000 for the three months ended March 31, 2006 as compared to $390,000 for the same period in 2005.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2006 was $4.8 million compared to $4.6 million for the same period in 2005. Salaries and benefits increased $271,000 to $3.0 million for the three months ended March 31, 2006. This was primarily the result of an increase in salary expense of $99,000 related to hiring additional personnel and normal salary increases, a $101,000 increase in employee benefit plan costs, along with an additional expense of $73,000 related to stock options. The Financial Accounting Standards Board now requires public and nonpublic companies to recognize stock-based compensation related to stock options in their income statements. This requirement became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. In previous periods, Westfield Financial was not required to treat stock-based compensation related to stock options as an expense.

Income Taxes

For the three months ended March 31, 2006, Westfield Financial had a tax provision of $449,000 as compared to $430,000 for the same period in 2005. The effective tax rate was 25.5% for the three months ended March 31, 2006 and 22.2% for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity from the FHLB at March 31, 2006 was approximately $12.7 million.

Liquidity management is both a daily and long term function of business management. The measure of a company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flow, calls of investment securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that Westfield Financial has sufficient liquidity to meet its current operating needs.

At March 31, 2006, Westfield Financial exceeded each of its applicable regulatory capital requirements. As of March 31, 2006 the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Westfield Financial's and the Bank's actual capital ratios of March 31, 2006 are also presented in the following table.


                                                                                           Minimum
                                                                                          To Be Well
                                                                       Minimum           Capitalized
                                                                     For Capital         Under Prompt
                                                                      Adequacy            Corrective
                                                   Actual             Purposes        Action Provisions
                                              Amount     Ratio    Amount     Ratio    Amount      Ratio
                                              ------     -----    ------     -----    ------     -----
                                                                 (Dollars in Thousands)
March 31, 2006
Total Capital (to Risk Weighted Assets):
  Consolidated                               $121,806    25.42%   $38,338    8.00%      N/A         --
  Bank                                        115,530    24.16     38,260    8.00     $47,825    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                116,277    24.26     19,169    4.00       N/A         --
  Bank                                        110,058    23.01     19,130    4.00      28,695     6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                                116,277    14.10     32,996    4.00       N/A         --
  Bank                                        110,058    13.43     32,782    4.00      40,977     5.00

December 31, 2005
Total Capital (to Risk Weighted Assets):
  Consolidated                                122,241    25.68%    38,066    8.00%      N/A         --
  Bank                                        105,516    22.31     37,833    8.00     $47,291    10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                116,819    24.54     19,043    4.00       N/A         --
  Bank                                        100,151    21.18     18,917    4.00      28,375     6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                                116,819    14.48     32,261    4.00       N/A         --
  Bank                                        100,151    12.67     31,624    4.00      39,530     5.00

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the three months ended March 31, 2006 and March 31, 2005.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at March 31, 2006 is followed:


                                             After 1 Year    After 3 Years
                                  Within      but Within      but Within       After
                                  1 Year        3 Years         5 Years        5 Years      Total
                                  ------     ------------    -------------     -------      -----
                                                          (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $   237       $   309           $155        $   296    $    997
                                  =======       =======           ====        =======    ========

BORROWINGS
  Federal Home Loan Bank          $10,000       $30,000           $ --        $ 5,000    $ 45,000
                                  =======       =======           ====        =======    ========

CREDIT COMMITMENTS
  Available lines of credit       $44,714       $    --           $ --        $13,426    $ 58,140
  Other loan commitments           29,276         9,016             --             --      38,292
  Letters of credit                 4,995            --             --            633       5,628
                                  -------       -------           ----        -------    --------
      Total credit commitments    $78,985       $ 9,016           $ --        $14,059    $102,060
                                  -------       -------           ----        -------    --------

Grand total                       $89,222       $39,325           $155        $19,355    $148,057
                                  =======       =======           ====        =======    ========

OFF-BALANCE SHEET ARRANGEMENTS

Westfield Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Westfield Financial's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets. Management believes, as of March 31, 2006, that the Bank met all capital adequacy requirements to which it was subject. As of March 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200, and 300 basis points, and decrease 100, 200, and 300 basis points, respectively, from current rates over the one year time period following the current consolidated financial statements. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

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

The table below sets forth as of March 31, 2006 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve month period.


                  For the Twelve Months Ending March 31, 2007
                             (Dollars in thousands)
                  -------------------------------------------
                                    Net Interest
                    Changes in           and
                  Interest Rates      Dividend
                  (Basis Points)       Income        % Change
                  --------------    ------------     --------
                        300            24,985          -2.6%
                        200            25,573          -0.3%
                        100            25,715           0.3%
                          0            25,648            --
                       -100            25,847           0.8%
                       -200            26,071           1.6%
                       -300            24,460          -4.6%

Management believes that there have been no significant changes in market risk since December 31, 2005.

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

ITEM 4:

CONTROLS AND PROCEDURES

Management, including Westfield Financial's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

There have been no changes in Westfield Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Westfield Financial's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed on Westfield's Form 10-K for the year ending December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by Westfield Financial of its common stock during the three months ended March 31, 2006.


                                                               Total number of
                                                                    shares              Maximum
                                                                 purchased as      number of shares
                       Total number of                         part of publicly    that may yet be
                            shares          Average price          announced       purchased under
Period                    purchased       paid per share($)        programs          the program
---------------------------------------------------------------------------------------------------

January 1-31, 2006               -                  -                    -

February 1-28, 2006         65,000              24.36               65,000

March 1-31, 2006                 -                  -                    -

Total                       65,000              24.36               65,000              99,862

In July 2004, Westfield Financial announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. The Repurchase Program will continue until it is completed.

There were no sales by Westfield Financial of unregistered securities during the three months ended March 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         a.  None

         b.  None

ITEM 6. EXHIBITS

      The following exhibits are furnished with this report:

Exhibit    Description
-------    ------------------------------------------------------------------

2. Plan of Reorganization and Minority Stock Issuance of Westfield Mutual Holding Company, as amended. (1)
3.         Articles of Organization of Westfield Financial, Inc. (1)
3.2        Bylaws of Westfield Financial, Inc. (1)
3.3        Amended and Restated Charter of Westfield Mutual Holding Company. (1)
3.4        Amended and Restated Bylaws of Westfield Mutual Holding Company. (1)
4.1        Articles of Organization of Westfield Financial, Inc.
           (See Exhibit 3.1)
4.2        Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)
4.3        Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1       Form of Employee Stock Ownership Plan of Westfield Financial,
           Inc. (1)
10.2       Form of the Benefit Restoration Plan of Westfield Financial, Inc. (5)
10.3       Form of Employment Agreement between Donald A. Williams and
           Westfield Financial, Inc. (1)
10.4       [Reserved]
10.5 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc. (1)
10.6 Form of One Year Change in Control Agreement by and among certain officers and Westfield Financial, Inc. and Westfield Bank. (1)
10.7       Form of Directors' Deferred Compensation Plan. (5)
10.8       The SBERA 401(k) Plan adopted by Westfield Bank. (2)
10.9 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc. (4) (6)
10.10 Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams. (5)
16.1       Letter regarding change on certifying accountants (4)
31.1       Rule 13a - 14(a)/15d - 14(a) Certifications
32.1       Section 1350 Certifications

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

                                  Westfield Financial, Inc.
                                  (Registrant)

                                  By: /s/ Donald A. Williams
                                      --------------------------------
                                      Donald A. Williams
                                      Chairman of the Board/Chief Executive
                                      Officer (Principal Executive Officer)


                                  By: /s/ Michael J. Janosco, Jr.
                                      --------------------------------
                                      Michael J. Janosco, Jr.
                                      Vice President/Chief Financial Officer
                                      (Principal Accounting Officer)

May 9, 2006