Form 10-Q
period 2006-06-30
WESTFIELD FINANCIAL INC
filed 2006-08-09
CIK 1157647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             ----------------------
                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2006

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to____________

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

Large accelerated filer____   Accelerated filer__x__   Non-accelerated filer____

      Indicate by check mark whether the registrant is a shell company. Yes____ No_x_

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
     Class                                             August 2, 2006
-------------------------------------    --------------------------------------
    Common Stock, par value $0.01                         9,727,012

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - June 30, 2006 and December 31, 2005

         Consolidated Statements of Operations (Unaudited) - Three and six months ended June 30, 2006 and 2005

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Six Months ended June 30, 2006 and 2005

         Consolidated Statements of Cash Flows (Unaudited) - Six Months ended June 30, 2006 and 2005

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

ITEM 1A. Risk Factors

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.  Defaults upon Senior Securities

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 5.  Other Information

ITEM 6.  Exhibits

Signatures

Exhibits

                          FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements". These forward-looking statements are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. These forward-looking statements may be subject to significant known and unknown risks, uncertainties, and other factors, including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

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

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                   (Dollars in thousands, except share data)


                                                                      June 30,    December 31,
                                                                        2006          2005
                                                                        ----          ----
ASSETS
Cash and due from banks                                               $ 16,335      $ 18,136
Federal funds sold                                                       1,071         5,090
Interest-bearing deposits and other short term investments                 137         3,230
                                                                      --------      --------

      Cash and cash equivalents                                         17,543        26,456
                                                                      --------      --------

SECURITIES:
Available for sale - at estimated fair value                            35,180        28,321

Held to maturity - at amortized cost (estimated fair value
 of $73,492 in June 2006 and $72,704 in December 2005)                  75,351        73,323

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value                           103,986       101,138

Held to maturity - at amortized cost (estimated fair value
 of $147,806 in June 2006 and $149,017 in December 2005)               152,418       152,127

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                         4,237         4,237

LOANS - Net of allowance for loan losses of $5,352
 in June 2006 and $5,422 in December 2005                              386,494       378,837

PREMISES AND EQUIPMENT - Net                                            11,597        11,048

ACCRUED INTEREST AND DIVIDENDS                                           4,286         3,853

BANK OWNED LIFE INSURANCE                                               20,212        19,819

OTHER ASSETS                                                             6,632         5,936
                                                                      --------      --------

TOTAL ASSETS                                                          $817,936      $805,095
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                   $ 40,694      $ 45,260
Interest-bearing                                                       595,026       577,785
                                                                      --------      --------

      Total deposits                                                   635,720       623,045
                                                                      --------      --------

CUSTOMER REPURCHASE AGREEMENTS                                          14,404        14,441

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                               45,000        45,000

OTHER LIABILITIES                                                        7,343         6,767
                                                                      --------      --------

TOTAL LIABILITIES                                                      702,467       689,253
                                                                      --------      --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at June 30, 2006, and December 31, 2005                    -             -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,727,012  and 9,754,757 shares
 outstanding at June 30, 2006, and December 31, 2005, respectively         106           106
Additional paid-in capital                                              48,272        48,020
Unallocated Common Stock of Employee Stock Ownership Plan               (4,981)       (5,127)
Restricted stock unearned compensation                                    (650)         (861)
Retained earnings                                                       93,195        92,789
Accumulated other comprehensive loss, net
                                                                        (1,797)       (1,177)
Treasury stock, at cost (852,988 shares at June 30, 2006,
 and 825,243 shares at December 31, 2005)                              (18,676)      (17,908)
                                                                      --------      --------

      Total stockholders' equity                                       115,469       115,842
                                                                      --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $817,936      $805,095
                                                                      ========      ========

          See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Operations - Unaudited
                 (Dollars in thousands, except per share data)


                                                        Three Months                Six Months
                                                       Ended June 30,              Ended June 30,
                                                     2006          2005          2006          2005
                                                     ----          ----          -----         ----
INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans    $    4,558    $    3,929    $    8,662    $    7,723
  Debt securities, taxable                             3,474         2,917         6,784         5,811
  Commercial and industrial loans                      1,905         1,563         3,623         2,970
  Debt securities, tax-exempt                            307           297           615           594
  Marketable equity securities                           118           102           227           191
  Federal funds sold                                     117           181           328           352
  Consumer loans                                         102           165           215           360
  Interest-bearing deposits and other
   short term investments                                 32            22            88            52
                                                  ----------    ----------    ----------    ----------

  Total interest and dividend income                  10,613         9,176        20,542        18,053
                                                  ----------    ----------    ----------    ----------

INTEREST EXPENSE:
  Deposits                                             4,207         2,836         7,875         5,398
  Customer repurchase agreements                          82            80           158           130
  Other borrowings                                       413           363           819           713
                                                  ----------    ----------    ----------    ----------

  Total interest expense                               4,702         3,279         8,852         6,241
                                                  ----------    ----------    ----------    ----------

  Net interest and dividend income                     5,911         5,897        11,690        11,812

PROVISION FOR LOAN LOSSES                                200           125           275           265
                                                  ----------    ----------    ----------    ----------

  Net interest and dividend income after
   provision for loan losses                           5,711         5,772        11,415        11,547
                                                  ----------    ----------    ----------    ----------

NONINTEREST INCOME:
  Income from bank-owned life insurance                  199           168           394           346
  Service charges and fees                               684           625         1,342         1,194
  Gain on sales of securities, net                         -            18             -            19
                                                  ----------    ----------    ----------    ----------

    Total noninterest income                             883           811         1,736         1,559
                                                  ----------    ----------    ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                      2,989         2,747         5,988         5,475
  Occupancy                                              526           485         1,021           956
  Computer operations                                    370           401           765           794
  Stationery, supplies and postage                       137           121           254           265
  Other                                                  882         1,044         1,670         1,891
                                                  ----------    ----------    ----------    ----------

  Total noninterest expense                            4,904         4,798         9,698         9,381
                                                  ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                             1,690         1,785         3,453         3,725

INCOME TAXES                                             430           373           879           802
                                                  ----------    ----------    ----------    ----------

NET INCOME                                        $    1,260    $    1,412    $    2,574    $    2,923
                                                  ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                        $     0.14    $     0.15    $     0.28    $     0.31

  Average shares outstanding                       9,309,440     9,503,801     9,308,397     9,501,441

  Diluted earnings per share                      $     0.13    $     0.15    $     0.27    $     0.30

  Diluted average shares outstanding               9,478,897     9,720,266     9,478,877     9,719,148

          See accompanying notes to consolidated financial statements.

                                             WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - UNAUDITED
                                             (Dollars in thousands, except share data)

                                                                                              Accumu-
                                                                                               lated
                                                                                               Other
                                 Common Stock                           Restricted            Compre-
                              ----------------- Additional                Stock               hensive    Treasury Stock
                                          Par     Paid-In  Unallocated   Unearned   Retained  (Loss),  -----------------
                                Shares    Value   Capital      ESOP    Compensation Earnings    Net     Shares    Amount    Total
                                ------    ----- ---------- ----------- ------------ --------  -------   ------    ------    -----

Balance at December 31, 2005  10,580,000   $106   $48,020    $(5,127)    $  (861)   $92,789   $(1,177) (825,243) $(17,908) $115,842

Comprehensive income:
  Net income                           -      -         -          -           -      2,574         -         -         -     2,574
  Unrealized losses on
   securities arising
   during the year, net of
   tax benefit of $362                 -      -         -          -           -          -      (620)        -         -      (620)
                                                                                                                           --------
    Total comprehensive income                                                                                                1,954
                                                                                                                           --------
Activity related to common
 stock issued as employee
 incentives                            -      -       252        146         211          -         -         -         -       609
Treasury stock purchased               -      -         -          -           -          -         -   (65,000)   (1,583)   (1,583)
Reissuance of treasury
 shares in connection with
 stock option exercises                -      -         -          -           -       (280)        -    37,255       815       535
Cash dividends declared
 ($0.50 per share)                     -      -         -          -           -     (1,888)        -         -         -    (1,888)
                              ----------   ----   -------    -------     -------    -------   -------  --------  --------  --------

Balance at June 30, 2006      10,580,000   $106   $48,272    $(4,981)    $  (650)   $93,195   $(1,797) (852,988) $(18,676) $115,469
                              ==========   ====   =======    =======     =======    =======   =======  ========  ========  ========

===================================================================================================================================

Balance at December 31, 2004  10,580,000   $106   $47,659    $(5,427)    $(1,543)   $90,399   $  (122) (625,488) $(13,021) $118,051

Comprehensive income:
  Net income                           -      -         -          -           -      2,923         -         -         -     2,923
  Unrealized losses on
   securities arising
   during the period, net of
   tax benefit of $181                 -      -         -          -           -          -      (260)        -         -      (260)
                                                                                                                           --------
    Total comprehensive income                                                                                                2,663
                                                                                                                           --------
Activity related to common
 stock issued as employee
 incentives                            -      -       107        150         251          -         -         -         -       508
Cash dividends declared
 ($0.40 per share)                     -      -         -          -           -     (1,602)        -         -         -    (1,602)
                              ----------   ----   -------    -------     -------    -------   -------  --------  --------  --------

Balance at June 30, 2005      10,580,000   $106   $47,766    $(5,227)    $(1,292)   $91,720   $  (382) (625,488) $(13,021) $119,620
                              ==========   ====   =======    =======     =======    =======   =======  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)


                                                                      Six Months
                                                                    Ended June 30,
                                                                  2006         2005
                                                                  ----         ----

OPERATING ACTIVITIES:
Net income                                                      $  2,574     $  2,923
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                          275          265
  Depreciation of premises and equipment                             530          488
  Net amortization of premiums and discounts on
   securities, mortgage backed securities, and
   mortgage loans                                                    339          526
  Amortization of unearned compensation                              836          590
  Loss on sale of fixed assets                                         2          -
  Net realized securities gains                                      -            (19)
  Deferred income tax benefit                                       (188)         -
  Increase in cash surrender value of
   bank-owned life insurance                                        (393)        (346)
Changes in assets and liabilities:
  Accrued interest and dividends                                    (433)        (162)
  Other assets                                                         6         (227)
  Other liabilities                                                  423          325
                                                                --------     --------

      Net cash provided by operating activities                    3,971        4,363
                                                                --------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                      (10,087)     (10,015)
  Proceeds from maturities and principal collections               8,000        8,000
Securities, available for sale:
  Purchases                                                      (10,190)      (6,161)
  Proceeds from sales                                                -          3,833
  Proceeds from calls, maturities, and principal collections       3,000          365
Mortgage backed securities, held to maturity:
  Purchases                                                      (18,018)     (17,165)
  Principal collections                                           17,533       22,897
Mortgage backed securities, available for sale:
  Purchases                                                      (16,263)     (28,944)
  Proceeds from sales                                                -         16,941
  Principal collections                                           12,674       11,641
Purchase of residential mortgages                                (10,548)        (807)
Net other decrease (increase) in loans                             2,621      (19,368)
Purchases of premise and equipment                                (1,091)        (259)
Proceeds from sale of fixed assets                                    10          -
Purchase of bank-owned life insurance                                -         (1,813)
                                                                --------     --------

      Net cash used in investing activities                      (22,359)     (20,855)
                                                                --------     --------

FINANCING ACTIVITIES:
Increase in deposits                                              12,675        5,061
Decrease in customer repurchase agreements                           (37)        (960)
Purchase of common stock in connection with employee
 benefit program                                                    (227)         (82)
Cash dividends paid                                               (1,888)      (1,602)
Treasury stock purchased                                          (1,583)         -
Reissuance of treasury shares in connection with
 stock option exercises                                              535          -
                                                                --------     --------

      Net cash provided by financing activities                    9,475        2,417
                                                                --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                          (8,913)     (14,075)
  Beginning of period                                             26,456       51,047
                                                                --------     --------
  End of period                                                 $17,543      $36,972
                                                                =======      =======

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

Plan of Stock Conversion - On June 21, 2006, Westfield Financial, Inc. announced that the Boards of Directors of Westfield Mutual Holding Company (the "Mutual Holding Company"), the Company and the Bank (collectively, "Westfield") unanimously adopted a Plan of Conversion and Stock Issuance (the "Plan of Conversion"). Under the terms of the Plan of Conversion, Westfield will undertake a "second-step" conversion, and the Bank will reorganize from a two-tier mutual holding company structure to a stock holding company structure. Pursuant to the Plan of Conversion: (i) the Mutual Holding Company and the Company will be merged with and into the Bank, with the Bank as survivor, (ii) the Bank will become a wholly owned subsidiary of a to-be-formed Massachusetts corporation ("New Holding Company"), (iii) the shares of common stock of the Company held by persons other than the Mutual Holding Company (whose shares will be canceled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iv) the New Holding Company will offer and sell shares of its common stock to members of the Mutual Holding Company, shareholders of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion. The highest priority will be depositors with qualifying deposits as of March 31, 2005.

The transactions contemplated by the Plan of Conversion are subject to approval of the Company's shareholders, the members of the Mutual Holding Company and the Office of Thrift Supervision. Proxy and offering materials setting forth detailed information relating to the Plan of Conversion will be sent to the members of the Mutual Holding Company and shareholders of the Company for their consideration in a few months.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Elm Street Securities Corporation and Westfield Securities Corporation prior to its dissolution. All material intercompany balances and transactions have been eliminated in consolidation.

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

The adoption of SFAS 123 (R) by Westfield Financial resulted in additional compensation expense of $73,000 and a related tax benefit of $17,000 for the three months ended June 30, 2006 and additional compensation expense of $146,000 and a related tax benefit of $34,000 for the six months ended June 30, 2006. Had compensation cost been determined based on the fair value at the grant date awards under the plans consistent with the method prescribed by SFAS 123 (R), Westfield Financial's net income and income per share for the three months and six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                   ------------------    ----------------
                                          2005                 2005
                                          ----                 ----

Net income as reported                   $1,412               $2,923

  Less:  Compensation expense
   determined under fair value
   based method for all awards,
   net of tax affect                       (68)                 (137)
                                         ------               ------
  Pro forma net income                   $1,344               $2,786
                                         ======               ======

Net income per share
  Basic as reported                      $ 0.15               $ 0.31
  Pro forma                              $ 0.14               $ 0.29

  Diluted as reported                    $ 0.15               $ 0.30
  Pro forma                              $ 0.14               $ 0.29

As of June 30, 2006, the compensation cost of unvested stock options amounted to $332,000 with a related tax benefit of $74,000. Compensation costs of $310,000 with a related tax benefit of $74,000 will be recognized by July of 2007.

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

A summary of the status of the Company's stock options at June 30, 2006 is presented below:

                                               Weighted Average
                                     Shares     Exercise Price
                                     ------    ----------------

    Balance at December 31, 2003    444,500         $14.39
    Granted                           2,500          25.00
    Exercised                        (1,800)         14.39
                                    -------
    Balance at December 31, 2004    445,200          14.45

    Granted                           2,500          24.66
    Exercised                       (37,645)         14.39
                                    -------
    Balance at December 31, 2005    410,055          14.52

    Exercised                       (37,255)         14.39
                                    -------
    Balance at June 30, 2006        372,800          14.53
                                    =======

The weighted average fair value of the options granted in 2005 and 2004 using the Black-Scholes option pricing model were $7.68 per share and $7.93 per share, respectively. No options were granted during the three or the six months ended June 30, 2006.

Information pertaining to options outstanding at June 30, 2006 is as follows:

                                 Weighted Average
      Exercise       Number          Remaining          Number
       Price      Outstanding    Contractual Life    Exercisable
      --------    -----------    ----------------    -----------

       $14.39       367,800          6.2 years         218,000
        24.66         2,500          8.7 years             500
        25.00         2,500          7.7 years           1,000
                    -------                            -------

                    372,800                            219,500
                    =======                            =======


4. PENSION AND OTHER BENEFITS

The following table provides information regarding net benefit costs for the period shown:

                             Pension Benefits     Other Benefits
                             ----------------     --------------
                                 Three months ended June 30,
                             -----------------------------------
                              2006       2005     2006      2005
                              ----       ----     ----      ----

Service cost                 $ 181      $ 157      $ 7      $ 8
Interest cost                  150        127       12       11
Expected return on assets     (149)      (131)       0        -
Transaction obligation          (3)        (3)       2        2
Actuarial loss                  11          6        1        -
                             -----      -----      ---      ---

Net periodic pension cost    $ 190      $ 156      $22      $21
                             =====      =====      ===      ===

                             Pension Benefits     Other Benefits
                             ----------------     --------------
                                  Six months ended June 30,
                             -----------------------------------
                              2006       2005     2006      2005
                              ----       ----     ----      ----

Service cost                 $ 362      $ 313      $15      $15
Interest cost                  300        253       24       21
Expected return on assets     (298)      (262)       0        0
Transition obligation           (6)        (6)       5        5
Actuarial loss                  22         11        2        0
                             -----      -----      ---      ---

Net periodic pension cost    $ 380      $ 309      $46      $41
                             =====      =====      ===      ===

The company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2006, the preliminary estimated contribution is approximately $605,000. As of June 30, 2006 no contribution had been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

You should read our financial results for the quarter ended June 30, 2006 in the context of this strategy.

* Net income was $1.3 million, or $0.13 per diluted share, for the quarter ended June 30, 2006 compared to $1.4 million, or $0.15 per diluted share for the same period in 2005. For the six months ended June 30, 2006, net income was $2.6 million, or $0.27 per diluted share compared to $2.9 million, or $0.30 per diluted share for the same period in 2005.

* Net interest income was $5.9 million for both the three months ended June 30, 2006 and 2005. Net interest income for the six months ended June 30, 2006 was $11.7 million compared to $11.8 million for the same period in 2005. The net interest margin, on a tax equivalent basis, was 3.19% for the three months ended June 30, 2006, compared to 3.24% for the same periods in 2005. The net interest margin, on a tax equivalent basis, for the six months ended June 30, 2006 was 3.19% compared to 3.28% for the same period in 2005. As the rates on time deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits.

* Commercial real estate and commercial and industrial loans increased $4.3 million to $273.9 million at June 30, 2006 from $269.6 million at December 31, 2005. Westfield Bank's strategic plan emphasizes commercial lending whereby the Bank seeks out high quality credit relationships. The success of Westfield Bank's commercial lending is primarily dependent on the local and national economy, along with local competition for commercial loans.

* Residential real estate loans increased $4.6 million to $111.9 million at June 30, 2006 from $107.3 million at December 31, 2005. During the six months ended June 30, 2006, Westfield Bank purchased $10.5 million in adjustable rate loans which are serviced by the originating financial institutions. This was offset by principal payments and payoffs of other residential loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate loans held in Westfield Bank's loan portfolio.

* Total deposits increased $12.7 million to $635.7 million at June 30, 2006 from $623.0 million at December 31, 2005. The increase in deposits was primarily the result of an increase of $36.0 million in time deposits, which were $371.1 million at June 30, 2006. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into time deposits, resulting in a higher cost of deposits.

* Noninterest income for the three and six months ended June 30, 2006 was $883,000 and $1.7 million, respectively, compared to $811,000 and $1.6 million for the same periods in 2005. The increase was primarily the result of increases in checking account processing fee income and income from Bank Owned Life Insurance.

* Noninterest expense for the three and six months ended June 30, 2006 was $4.9 million and $9.7 million, respectively, compared to $4.8 million and $9.4 million, respectively for the same periods in 2005. Salaries and benefits increased $242,000 and $513,000 for the three and six months ended June 30, 2006, respectively. This was primarily the result of an increase in salary expense of $107,000 for the three months and $206,000 for the six months ended June 30, 2006, respectively, related to hiring additional personnel and normal salary increases. In addition, Westfield Financial recorded expenses of $73,000 and $146,000 for the three and six months ended June 30, 2006, respectively, related to stock options. The Financial Accounting Standards Board now requires public and nonpublic companies to recognize stock-based compensation related to stock options in their income statements. This requirement became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. In previous periods, Westfield Financial was not required to treat stock-based compensation related to stock options as an expense.

* Nonperforming loans were $914,000 at June 30, 2006 and $1.9 million December 31, 2005. The decrease in nonperforming loans was primarily the result of $1.4 million payment in full received on a single commercial real estate relationship.

* Charge-offs increased by $123,000 from $411,000 for the six months ended June 30, 2005 to $534,000 for the six months ended June 30, 2006. This was primarily the result of an increase of $406,000 in charge offs of commercial and industrial loans, which was partially offset by a decrease of $303,000 in charge-offs of commercial real estate loans.

CRITICAL ACCOUNTING POLICIES

Westfield Financial's critical accounting policies, given its current business strategy and asset/liability structure, are revenue recognition on loans, the accounting for allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, and the evaluation of securities for other than temporary impairment.

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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

Total assets increased $12.8 million to $817.9 million at June 30, 2006 from $805.1 million at December 31, 2005. Securities increased $12.0 million to $366.9 million at June 30, 2006 from $354.9 million at December 31, 2005.

Net loans during the period increased by $7.7 million to $386.5 million at June 30, 2006 from $378.8 million at December 31, 2005. Commercial real estate and commercial and industrial loans increased $4.3 million to $273.9 million at June 30, 2006 from $269.6 million at December 31, 2005. This is consistent with the Bank's strategic plan, which emphasizes commercial lending. The continued success of the Bank's commercial lending is primarily dependent on the local and national economy along with local competition for commercial loans. Residential real estate loans increased $4.6 million to $111.9 million at June 30, 2006 from $107.3 million at December 31, 2005. Westfield Bank purchased $10.5 million in adjustable rate loans during the first six months of 2006 which are serviced by the originating financial institutions. This was offset by principal payments and payoffs of other residential loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-termed fixed rate loans held in Westfield Bank's loan portfolio.

Total deposits increased $12.7 million to $635.7 million at June 30, 2006 from $623.0 million at December 31, 2005. The increase in deposits was primarily the result of an increase of $36.0 million in time deposits, which were $371.1 million at June 30, 2006. The rates paid on time deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits. Management feels that in a period of rising rates, the more rate sensitive customers will continue to move funds into time deposits, resulting in a higher cost of deposits.

Federal Home Loan Bank borrowings totaled $45.0 million at both June 30, 2006 and December 31, 2005. Customer repurchase agreements were $14.4 million at both June 30, 2006 and December 31, 2005. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at June 30, 2006 were held by commercial customers.

Stockholders' equity at June 30, 2006 and December 31, 2005 was $115.5 million and $115.8 million, respectively, which represented 14.1% of total assets as of June 30, 2006 and 14.4% of total assets as of December 31, 2005. The change is primarily comprised of net income of $2.6 million for the six months ended June 30, 2006, the net repurchase at 27,745 shares of common stock for $768,000 and the declaration and payment by the Board of Directors of regular and special dividends amounting to $1.9 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

General

Net income was $1.3 million, or $0.13 per diluted share, for the quarter ended June 30, 2006 as compared to $1.4 million, or $0.15 per diluted share, for the same period in 2005. Net interest and dividend income was $5.9 million for both the three months ended June 30, 2006 and 2005.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2006 and 2005 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

                                                                  Three Months Ended June 30,
                                                           2006                                  2005
                                                         Average    Avg Yield/                 Average    Avg Yield/
                                            Interest     Balance       Cost       Interest     Balance       Cost
                                            --------     -------    ----------    --------     -------    ----------
                                                                     (Dollars in thousands)
Interest-Earning Assets
-----------------------

Short Term Investments                       $   149    $ 12,278      4.85%        $  203     $ 28,361      2.86%
Investment Securities                          4,059     365,300      4.44          3,481      343,307      4.06
Loans                                          6,604     390,125      6.77          5,706      384,696      5.93
                                             -------    --------                   ------     --------

      Total Interest-Earning Assets          $10,812    $767,703      5.63   $      9,390     $756,364      4.97
                                             =======    ========                   ======     ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   223    $ 73,655      1.21%  $         75     $ 60,421      0.50%
Savings Accounts                                  50      40,323      0.50             55       43,902      0.50
Money Market Accounts                            422     110,824      1.52            553      147,834      1.50
Time Deposits                                  3,512     368,121      3.82          2,153      318,568      2.70
Customer Repurchase Agreements and               495      60,444      3.28            443       62,720      2.83
                                             -------    --------                   ------     --------
    Borrowings

      Total Interest-Bearing Liabilities     $ 4,702    $653,367      2.88   $      3,279     $633,445      2.07
                                             =======    ========                   ======     ========

Net Interest Income/Interest Rate Spread     $ 6,110                  2.75%        $6,111                   2.90%
                                             =======                  ====         ======                   ====

Net Interest  Margin                                                  3.19%                                 3.24%
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


                                     Three Months Ended June 30, 2006 Compared to
                                                     June 30, 2005
                                             Increase (Decrease) Due To:
Interest-Earning Assets                  Volume         Rate            Net
-----------------------                  ------         ----            ---
                                                (Dollars in Thousands)

Short Term Investments                   $(115)        $   61         $  (54)
Investment Securities                      223            355            578
Loans                                       81            817            898
                                         -----         ------         ------

Net Change in Income on                    189          1,233          1,422
                                         -----         ------         ------
Interest-Earning Assets

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                16            132            148
Savings Accounts                            (4)            (1)            (5)
Money Market Accounts                     (138)             7           (131)
Time Deposits                              335          1,024          1,359
Customer Repurchase Agreements and
 Borrowings                                (16)            68             52
                                         -----         ------         ------
Net Change in Expense on
   Interest-Bearing Liabilities            193          1,230          1,423
                                         -----         ------         ------

Change in Net Interest Income            $  (4)        $    3         $   (1)
                                         =====         ======         ======

Net interest and dividend income, on a tax equivalent basis, was $6.1 million for both the three months ended June 30, 2006 and 2005. The net interest margin, on a tax equivalent basis, was a 3.19% for the three months ended June 30, 2006 as compared to 3.24% for the same period in 2005.

The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 81 basis points to 2.88% for the three months ended June 30, 2006 from 2.07% for the same period in 2005. The yield on interest-earning assets, on a tax equivalent basis, increased only 66 basis points to 5.63% for the three months ended June 30, 2006 from 4.97% for the same period in 2005. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment. As the rates on time deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits. In a period of rising interest rates, the more rate sensitive customers are expected to continue to shift funds into time deposits, resulting in a higher cost of deposits.

Westfield Bank's net interest margin may be affected by the slope of the yield curve. A flat or inverted yield curve may result in a decrease in the net interest margin. Customer migration into time deposits, as discussed previously, and increased local competition for deposits may lead to higher deposit costs, which may also contribute to a decrease in the net interest margin.

Provision for Loan Losses

The provision for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

The amount that Westfield Bank allocated to the provision for loan losses during the three months ended June 30, 2006 was based upon the changes that occurred in the loan portfolio during that same period. After evaluating these factors, Westfield Bank provided $200,000 for loan losses for the three months ended June 30, 2006, compared to $125,000 for the same period in 2005. The allowance was $5.4 million at June 30, 2006 and $5.5 million at March 31, 2006. The allowance for loan losses was 1.37% of total loans at June 30, 2006 and 1.43% at March 31, 2006.

At June 30, 2006 commercial real estate loans and commercial and industrial loans increased $7.8 million as compared to March 31, 2006. Commercial real estate loans and commercial and industrial loans comprised 69.9% of the Bank's loan portfolio as of June 30, 2006 compared to 68.9% as of March 31, 2006. Westfield Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which decreased by $1.4 million during the three months ended June 30, 2006. Consumer loans also decreased $823,000 to $6.0 million at June 30, 2006. Nonperforming loans were $914,000 June 30, 2006 and $2.1 million at March 31, 2006.

Net charge offs were $377,000 for the three months ended June 30, 2006. This was comprised of charge-offs of $510,000 for the three months ended June 30, 2006, partially offset by recoveries of $133,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $72,000 to $883,000 for the three months ended June 30, 2006 from $811,000 million in the same period in 2005. There were no net gains on the sale of securities for the quarter ended June 30, 2006 as compared to $18,000 for the same period in 2005.

Checking account processing fees increased $32,000 to $462,000 for the three months ended June 30, 2006 from $430,000 in the same period in 2005. Income from Bank Owned Life Insurance increased $31,000 to $199,000 for the three months ended June 30, 2006 from $168,000 in the same period in 2005.

Noninterest Expense

Noninterest expense was $4.9 million for the three months ended June 30, 2006 and $4.8 million for the three months ended June 30, 2005. Salaries and benefits increased $243,000 for the three months ended June 30, 2006 compared to the same period in 2005. This was primarily the result of an increase in salary expense of $107,000 related to hiring additional personnel and normal salary increases, along with an additional expense of $73,000 related to stock options. The Financial Accounting Standards Board now requires public and nonpublic companies to recognize stock-based compensation related to stock options in their income statements. This requirement became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. In previous periods, Westfield Financial was not required to treat stock-based compensation related to stock options as an expense.

Income Taxes

For the three months ended June 30, 2006, the Company had a tax provision of $430,000 compared to $373,000 for the same period in 2005. The effective tax rate was 25.4% for the three months ended June 30, 2006 compared to 20.9% for the same period in 2005.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

General

Net income was $2.6 million, or $0.27 per diluted share, for the six months ended June 30, 2006 as compared to $2.9 million, or $0.30 per diluted share, for the same period in 2005. Net interest and dividend income was $11.7 million for the six months ended June 30, 2006 compared to $11.8 million for the same period in 2005.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2006 and 2005 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

                                                                   Six Months Ended June 30,
                                                           2006                                  2005
                                                         Average    Avg Yield/                 Average    Avg Yield/
                                            Interest     Balance       Cost       Interest     Balance       Cost
                                            --------     -------    ----------    --------     -------    ----------
                                                                     (Dollars in thousands)

Interest-Earning Assets
----------------------

Short Term Investments                       $   416    $ 18,402      4.52%        $   404    $ 31,344      2.58%
Investment Securities                          7,951     362,550      4.39           6,923     341,414      4.06
Loans                                         12,582     383,822      6.56          11,153     379,491      5.88
                                             -------    --------                   -------    --------

      Total Interest-Earning Assets          $20,949    $764,774      5.48         $18,480    $752,249      4.91
                                             =======    ========                   =======    ========



Interest-Bearing Liabilities

NOW Accounts                                 $   383    $ 71,381      1.07%  $         146    $ 59,122      0.49%
Savings Accounts                                 100      40,589      0.49             109      44,057      0.49
Money Market Accounts                            905     117,532      1.54           1,003     147,472      1.36
Time Deposits                                  6,486     359,757      3.61           4,139     316,778      2.61
Customer Repurchase Agreements and               978      59,783      3.27             844      61,902      2.73
                                             -------    --------                   -------    --------
    Borrowings

      Total Interest-Bearing Liabilities     $ 8,852    $649,042      2.73         $ 6,241    $629,331      1.98
                                             =======    ========                   =======    ========


Net Interest Income/Interest Rate Spread     $12,097                  2.75%        $12,239                  2.93%
                                             =======                  ====         =======                  ====

Net Interest Margin                                                   3.19%                                 3.28%
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


                                     Six Months Ended June 30, 2006 Compared to
                                                     June 30, 2005
                                             Increase (Decrease) Due To:
Interest-Earning Assets                  Volume         Rate            Net
-----------------------                  ------         ----            ---
                                                (Dollars in Thousands)

Short Term Investments                   $(167)        $  179         $   12
Investment Securities                      429            599          1,028
Loans                                      127          1,302          1,429
                                         -----         ------         ------

Net Change in Income on                    389          2,080          2,469
                                         -----         ------         ------
Interest-Earning Assets


INTEREST-BEARING LIABILITIES

NOW Accounts                                30            207            237
Savings Accounts                            (9)             -             (9)
Money Market Accounts                     (204)           106            (98)
Time Deposits                              562          1,785          2,347
Customer Repurchase Agreements and
   Borrowings                              (29)           163            134
                                         -----         ------         ------
Net Change in Expense on
   Interest-Bearing Liabilities            350          2,261          2,611
                                         -----         ------         ------

Change in Net Interest Income            $  39         $ (181)        $ (142)
                                         =====         ======         ======

Net interest and dividend income, on a tax equivalent basis, was $12.1 million for the six months ended June 30, 2006 as compared to $12.2 million for the same period in 2005. The net interest margin equivalent basis was 3.19% for the six months ended June 30, 2006 compared to 3.28% for the same period in 2005.

The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 75 basis points to 2.73% for the six months ended June 30, 2006 from 1.98% for same period in 2005. The yield of interest-earning assets, on a tax equivalent basis, increased only 57 basis points to 5.48% for the six months ended June 30, 2006 from 4.91% for same period in 2005. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment. As the rates on time deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits. In a period of rising interest rates, the more rate sensitive customers are expected to continue to shift funds into time deposits, resulting in a higher cost of deposits.

Westfield Bank's net interest margin may be affected by the slope of the yield curve. A flat or inverted yield curve may result in a decrease in the net interest margin. Customer migration into time deposits, as discussed previously, and increased local competition for deposits may lead to higher deposit costs, which may also contribute to a decrease in the net interest margin.

Provision for Loan Losses

The provision for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

The amount that Westfield Bank allocated to the provision for loan losses during the six months ended June 30, 2006 was based upon the changes that occurred in the loan portfolio during that same period. After evaluating these factors, Westfield Bank provided $275,000 for loan losses for the six months ended June 30, 2006, compared to $265,000 for the same period in 2005. The allowance was $5.4 million at both June 30, 2006 and December 31, 2005. The allowance for loan losses was 1.37% of total loans at June 30, 2006 and 1.41% at December 31, 2005.

At June 30, 2006 commercial real estate loans and commercial and industrial loans increased $4.3 million as compared to December 31, 2005. Commercial real estate loans and commercial and industrial loans comprised 69.9% of the Bank's loan portfolio as of June 30, 2006 compared to 70.2% as of December 31, 2005. Westfield Bank considers these types of loans to contain more risk than conventional residential real estate mortgages, which increased by $4.6 million during the six months ended June 30, 2006. Consumer loans decreased $1.3 million to $6.0 million at June 30, 2006. Nonperforming loans were $914,000 at June 30, 2006 and $1.9 million at December 31, 2005.

Net charge offs were $345,000 for the six months ended June 30, 2006. This was comprised of charge-offs of $534,000 for the six months ended June 30, 2006, partially offset by recoveries of $189,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $177,000 to $1.7 million for the six months ended June 30, 2006 compared to the same period in 2005. There were no net gains on the sale of securities for the six months ended June 30, 2006 compared to $19,000 for the same period in 2005.

Checking account processing fees increased $106,000 to $926,000 for the six months ended June 30, 2006 from $820,000 for the same period in 2005. Income from Bank Owned Life Insurance increased $48,000 to $394,000 for the six months ended June 30, 2006 from $346,000 for the same period in 2005.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2006 was $9.7 million compared to $9.4 million for the same period in 2005. Salaries and benefits increased $513,000 for the six months ended June 30, 2006 compared to the same period in 2005. This was primarily the result of an increase in salary expense of $206,000 related to hiring additional personnel and normal salary increases, along with an additional expense of $146,000 related to stock options. The Financial Accounting Standards Board now requires public and nonpublic companies to recognize stock-based compensation related to stock options in their income statements. This requirement became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. In previous periods, Westfield Financial was not required to treat stock-based compensation related to stock options as an expense.

Income Taxes

For the six months ended June 30, 2006, Westfield Financial had a tax provision of $879,000 compared to $802,000 million for the same period in 2005. The effective tax rate was 25.5% for the six months ended June 30, 2006 compared to 21.5% for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank ("FHLB") of Boston based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the FHLB at June 30, 2006 was approximately $43.0 million.

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

At June 30, 2006, Westfield Financial exceeded each of the applicable regulatory capital requirements. As of June 30, 2006 the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed Westfield Bank's categorization. Westfield Financial's and Westfield Bank's actual capital ratios as of June 30, 2006 and December 31, 2005 are also presented in the tables.


                                                                                             Minimum
                                                                                            To Be Well
                                                                        Minimum            Capitalized
                                                                       For Capital         Under Prompt
                                                                        Adequacy            Corrective
                                                    Actual              Purposes        Action Provisions
                                               Amount     Ratio     Amount     Ratio    Amount    Ratio
                                               ------     -----     ------     -----    ------    -----
                                                                 (Dollars in Thousands)

June 30, 2006

Total Capital (to Risk Weighted Assets):
  Consolidated                                $122,385    25.55%    $38,326    8.00%       N/A         -
  Bank                                         116,802    24.42      38,268    8.00     47,835     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 117,033    24.43      19,163    4.00        N/A         -
  Bank                                         111,507    23.31      19,134    4.00     28,701      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 117,033    14.27      32,817    4.00        N/A         -
  Bank                                         111,507    13.66      32,655    4.00     40,819      5.00

December 31, 2005

Total Capital (to Risk Weighted Assets):
  Consolidated                                $122,241    25.68%    $38,066    8.00%       N/A         -
  Bank                                         105,516    22.31      37,833    8.00     47,291     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 116,819    24.54      19,043    4.00        N/A         -
  Bank                                         100,151    21.18      18,917    4.00     28,375      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 116,819    14.48      32,261    4.00        N/A         -
  Bank                                         100,151    12.67      31,624    4.00     39,530      5.00

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the six months ended June 30, 2006 and June 30, 2005.

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

Westfield Bank is obligated under leases for certain branches and equipment. A summary of lease obligations and credit commitments at June 30, 2006 is shown below:


                                            After 1 Year    After 3 Years
                                 Within      but Within       but Within      After
                                 1 Year       3 Years          5 Years       5 Years      Total
                                                         (In thousands)

LEASE OBLIGATIONS
  Operating lease obligations    $   284       $   442           $255        $   399    $  1,380
                                 =======       =======           ====        =======    ========

BORROWINGS
  Federal Home Loan Bank         $10,000       $30,000           $  -        $ 5,000    $ 45,000
                                 =======       =======           ====        =======    ========

CREDIT COMMITMENTS
  Available lines of credit      $38,773       $     -           $  -        $13,443    $ 52,216
  Other loan commitments          41,104         4,654              -              -      45,758
  Letters of credit                4,708             -              -            604       5,312
                                 -------       -------           ----        -------    --------
    Total credit commitments     $84,585       $ 4,654           $  -        $14,047    $103,286
                                 -------       -------           ----        -------    --------

Grand total                      $94,869       $35,096           $255        $19,446    $149,666
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Financial and Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2006, that Westfield Financial and Westfield Bank met all capital adequacy requirements to which they were subject. As of June 30, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Westfield Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate change environments. Specifically, net interest income is measured in one scenario that assumed no change in interest rates, and six scenarios where interest rates increase 100, 200 and 300 basis points, and decrease 100, 200 and 300 basis points, respectively, from current rates over the one year time period following the current consolidated financial statement. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

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

The table below sets forth as of June 30, 2006 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.

                   For the Twelve Months Ending June 30, 2007
                             (Dollars in thousands)
               -------------------------------------------------
                     Changes in         Net Interest
               Interest Rates (Basis    and Dividend
                      Points)              Income       % Change
               ---------------------    ------------    --------
                         300               25,754         -0.4%
                         200               25,805          0.2%
                         100               25,968          0.4%
                           0               25,856            -
                        -100               26,111          1.0%
                        -200               25,936          0.3%
                        -300               25,301         -2.1%

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

ITEM 4. CONTROLS AND PROCEDURES

Management, including Westfield Financial's Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management, including Westfield Financial's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in Westfield Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Westfield Financial's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Westfield Financial's Form 10-K for the year ended December 31, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases made by Westfield Financial of its common stock during the three months ended June 30, 2006.

In July 2004, Westfield Financial announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 502,550 shares. There were 99,862 shares to be repurchased under this repurchase program as of June 30, 2006. The repurchase program will continue until it is completed.

There were no sales by Westfield Financial of unregistered securities during the three months ended June 30, 2006.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Westfield Financial held its annual meeting of shareholders on May 19, 2006 (the "Meeting"). The sole proposal submitted to the shareholders at the Meeting was the election of three candidates to the Board of Directors.

The number of votes cast with respect to this matter is as follows:

            Nominee                 For          Withheld
            -------                 ---          --------

            David C. Colton, Jr.    8,916,661      94,527
            Mary C. O'Neil          8,982,640      28,548
            Donald A. Williams      8,981,852      29,336

There were no broker non-votes or abstentions on this proposal. The following directors' terms of office continued after the Meeting:

            Victor J. Carra               Charles E. Sullivan
            Robert T. Crowley, Jr.        Thomas C. Sullivan
            Harry C. Lane
            William H. McClure
            Richard C. Placek
            Paul R. Pohl

ITEM 5.     OTHER INFORMATION

            a. None
            b. None

ITEM 6.     EXHIBITS

      The following exhibits are furnished with this report:

Exhibit   Description
-------   --------------------------------------------------------------------
2.1 Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank (7)
3.1       Articles of Organization of Westfield Financial, Inc. (1)
3.2       Bylaws of Westfield Financial, Inc. (1)
3.3       Amended and Restated Charter of Westfield Mutual Holding Company. (1)
3.4       Amended and Restated Bylaws of Westfield Mutual Holding Company. (1)
4.1       Articles of Organization of Westfield Financial, Inc.
          (See Exhibit 3.1)
4.2       Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)
4.3       Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1      Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (1)
10.2      Form of the Benefit Restoration Plan of Westfield Financial, Inc. (5)
10.3 Form of Employment Agreement between Donald A. Williams and Westfield Financial, Inc. (1)
10.4      [Reserved]
10.5 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc. (1)
10.6 Form of One Year Change in Control Agreement by and among certain officers and Westfield Financial, Inc. and Westfield Bank. (1)
10.7      Form of Directors' Deferred Compensation Plan. (5)
10.8      The 401(k) Plan adopted by Westfield Bank. (2)
10.9 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc. (4) (6)
10.10 Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams. (5)
16.1      Letter regarding change on certifying accountants (4)
31.1      Rule 13a - 14(a)/15d - 14(a) Certifications
32.1      Section 1350 Certifications

(1) Incorporated herein by reference to the Registration Statement No. 333-68550, on Form S-1 of Westfield Financial filed with the SEC on August 28, 2001, as amended.

(2) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132, on Form S-8, filed with the SEC on April 28, 2006.

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

(7) Incorporated by reference to the Form 8-K filed with the SEC on June 22, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Westfield Financial, Inc.


                                       By: /s/ Donald A. Williams
                                           ------------------------------------
                                           Donald A. Williams
                                           Chairman/Chief Executive Officer
                                           (Principal Executive Officer)


                                      By: /s/ Michael J. Janosco, Jr.
                                          -------------------------------------
                                          Michael J. Janosco, Jr.
                                          Vice President/Chief Financial Officer
                                          (Principal Accounting Officer)


August 9, 2006