Form 10-Q
period 2006-09-30
WESTFIELD FINANCIAL INC
filed 2006-11-09
CIK 1157647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             ----------------------
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                        Commission file number 001-16767

                            Westfield Financial, Inc.
             (Exact name of registrant as specified in its charter)


             Massachusetts                               73-1627673
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                 141 Elm Street, Westfield, Massachusetts 01085
                    (Address of principal executive offices)
                                   (Zip Code)

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

      Large accelerated filer____ Accelerated filer_X_ Non-accelerated filer___

      Indicate by check mark whether the registrant is a shell company. Yes___ No_X_

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                Outstanding at
      Class                                    November 6, 2006
------------------------------------------     ----------------
      Common Stock, $0.01 par value                9,728,912

                                TABLE OF CONTENTS



          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements of Westfield Financial, Inc. and Subsidiaries

          Consolidated Balance Sheets (Unaudited) - September 30, 2006 and December 31, 2005

          Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2006 and 2005

          Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Nine months ended September 30, 2006 and 2005

          Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2006 and 2005

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

Item 1A.  Risk Factors

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

Signatures

Exhibits

                          FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

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

ITEM 1: FINANCIAL STATEMENTS

                       Westfield Financial, Inc. and Subsidiaries
                         Consolidated Balance Sheets - Unaudited
                        (Dollars in thousands except share data)


                                                                          September 30,    December 31,
                                                                               2006            2005
                                                                               ----            ----
ASSETS
Cash and due from banks                                                      $ 15,810        $ 18,136
Federal funds sold                                                             14,847           5,090
Interest-bearing deposits                                                         182           3,230
                                                                             --------        --------

      Cash and cash equivalents                                                30,839          26,456
                                                                             --------        --------

SECURITIES:
Available for sale - at estimated fair value                                   36,677          28,321

Held to maturity - at amortized cost (estimated fair value of
 $78,049 at September 30, 2006, and $72,704 at December 31, 2005)              78,320          73,323

MORTGAGE BACKED SECURITIES:
Available for sale - at estimated fair value                                  111,739         101,138

Held to maturity - at amortized cost (estimated fair value of
 $149,818 at September 30, 2006 and $149,017 at December 31, 2005)            153,036         152,127

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                                4,246           4,237

LOANS - Net of allowance for loan losses of $5,345 at
 September 30, 2006 and $5,422 at December 31, 2005                           379,751         378,837

PREMISES AND EQUIPMENT, Net                                                    11,555          11,048

ACCRUED INTEREST RECEIVABLE                                                     4,320           3,853

BANK OWNED LIFE INSURANCE                                                      20,414          19,819

OTHER ASSETS                                                                    6,568           5,936
                                                                             --------        --------

TOTAL ASSETS                                                                 $837,465        $805,095
                                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                          $ 40,494        $ 45,260
Interest-bearing                                                              597,610         577,785
                                                                             --------        --------

      Total deposits                                                          638,104         623,045
                                                                             --------        --------

CUSTOMER REPURCHASE AGREEMENTS                                                 20,027          14,441

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                      55,000          45,000

OTHER LIABILITIES                                                               7,308           6,767
                                                                             --------        --------

TOTAL LIABILITIES                                                             720,439         689,253
                                                                             --------        --------
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at September 30, 2006 and December 31, 2005                      --              --
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,728,912 and 9,754,757 shares
 outstanding at September 30, 2006 and December 31, 2005, respectively            106             106
Additional paid-in capital                                                     48,397          48,020
Unallocated Common Stock of Employee Stock Ownership Plan                      (4,908)         (5,127)
Restricted stock unearned compensation                                           (532)           (861)
Retained earnings                                                              93,485          92,789
Accumulated other comprehensive loss, net                                        (888)         (1,177)

Treasury stock, at cost (851,088 shares at September 30, 2006
 and 825,243 shares at December 31, 2005)                                     (18,634)        (17,908)
                                                                             --------        --------

      Total stockholders' equity                                              117,026         115,842
                                                                             --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $837,465        $805,095
                                                                             ========        ========

                        See accompanying notes to consolidated financial statements.

                       Westfield Financial, Inc. and Subsidiaries
                      Consolidated Statements of Income - Unaudited (Dollars in thousands, except per share data)

                                                       Three Months           Nine Months
                                                   Ended September 30,    Ended September 30
                                                     2006        2005       2006       2005
                                                     ----        ----       ----       ----
INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans     $ 4,426      $4,085    $13,088    $11,809
  Debt securities, taxable                           3,687       2,907     10,471      8,718
  Commercial and industrial loans                    1,974       1,714      5,597      4,683
  Debt securities, tax - exempt                        307         299        923        892
  Marketable equity securities                         124          97        350        288
  Federal funds sold                                   111         216        439        568
  Consumer loans                                        97         143        313        503
  Interest-bearing deposits and other
   short term investments                                1          43         88         95
                                                   -------      ------    -------    -------

  Total interest and dividend income                10,727       9,504     31,269     27,556
                                                   -------      ------    -------    -------

INTEREST EXPENSE:
  Deposits                                           4,585       3,098     12,460      8,496
  Customer repurchase agreements                       132          82        290        212
  Other borrowings                                     466         374      1,285      1,086
                                                   -------      ------    -------    -------

  Total interest expense                             5,183       3,554     14,035      9,794
                                                   -------      ------    -------    -------

  Net interest and dividend income                   5,544       5,950     17,234     17,762

PROVISION FOR LOAN LOSSES                               50         100        325        365
                                                   -------      ------    -------    -------

  Net interest and dividend income after
   provision for loan losses                         5,494       5,850     16,909     17,397
                                                   -------      ------    -------    -------

NONINTEREST INCOME:
  Income from bank owned life insurance                201         206        595        552
  Service charges and fees                             670         709      2,014      1,903
  Loss on sales of fixed assets, net                  (378)         --       (378)        --
  Gain on sales of securities, net                      --          --         --         19
                                                   -------      ------    -------    -------

  Total noninterest income                             493         915      2,231      2,474
                                                   -------      ------    -------    -------

NONINTEREST EXPENSE:
  Salaries and employees benefits                    3,014       2,940      9,002      8,415
  Occupancy                                            533         485      1,553      1,441
  Computer operations                                  316         391      1,082      1,185
  Stationery, supplies and postage                     120         138        374        403
  Other                                                894         663      2,567      2,554
                                                   -------      ------    -------    -------

  Total noninterest expense                          4,877       4,617     14,578     13,998
                                                   -------      ------    -------    -------

INCOME BEFORE INCOME TAXES                           1,110       2,148      4,562      5,873

INCOME TAXES                                           236         553      1,115      1,355
                                                   -------      ------    -------    -------

NET INCOME                                         $   874      $1,595    $ 3,447    $ 4,518
                                                   =======      ======    =======    =======

EARNINGS PER COMMON SHARE:
  Basic earnings per share                         $  0.09      $ 0.17    $  0.37    $  0.48
  Diluted earnings per share                       $  0.09      $ 0.16    $  0.36    $  0.46

                         See accompanying notes to consolidated financial statements.

                                             WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - UNAUDITED
                                              (Dollars in thousands, except share data)

                                                                                              Accumu-
                                                                                               lated
                                                                                               Other
                                 Common Stock                           Restricted            Compre-
                              ----------------- Additional                Stock               hensive    Treasury Stock
                                          Par     Paid-In  Unallocated   Unearned   Retained  (Loss),  -----------------
                                Shares    Value   Capital      ESOP    Compensation Earnings    Net     Shares    Amount    Total
                                ------    ----- ---------- ----------- ------------ --------  -------   ------    ------    -----

Balance at December 31, 2005  10,580,000   $106   $48,020    $(5,127)    $  (861)   $92,789   $(1,177) (825,243) $(17,908) $115,842

Comprehensive income:
  Net income                          --     --        --         --          --      3,447        --        --        --     3,447
  Unrealized gains on
   securities arising
   during the period, net of
   tax benefit of $159                --     --        --         --          --         --       289        --        --       289
                                                                                                                           --------
Comprehensive income                                                                                                          3,736
                                                                                                                           --------
Activity related to common
 stock issued as employee
 incentives                           --     --       377        219         329         --        --        --        --       925
Treasury stock purchased              --     --        --         --          --         --        --   (65,000)   (1,583)   (1,583)
Reissuance of treasury
 shares in connection with
 stock option exercises               --     --        --         --          --       (294)       --    39,155       857       563
Cash dividends declared               --     --        --         --          --     (2,457)       --        --        --    (2,457)
                              ----------   ----   -------    -------     -------    -------   -------  --------  --------  --------

Balance, September 30, 2006   10,580,000   $106   $48,397    $(4,908)    $  (532)   $93,485   $  (888) (851,088) $(18,634) $117,026
                              ==========   ====   =======    =======     =======    =======   =======  ========  ========  ========

===================================================================================================================================

Balance at December 31, 2004  10,580,000   $106   $47,659    $(5,427)    $(1,543)   $90,399   $  (122) (625,488) $(13,021) $118,051

Comprehensive income:
  Net income                          --     --        --         --          --      4,518        --        --        --     4,518
  Unrealized losses on
   securities arising
   during the period, net of
   tax benefit of $401                --     --        --         --          --         --      (649)       --        --      (649)
Comprehensive income                                                                                                       --------
                                                                                                                              3,869
Activity related to common                                                                                                 --------
 stock issued as employee
 incentives                           --     --       147        225         565         --        --        --        --       937
Treasury stock purchased              --     --        --         --          --         --        --  (152,400)   (3,651)   (3,651)
Reissuance of treasury
 shares in connection with
 stock option exercises               --     --        --         --          --       (268)       --    37,345       805       537
Cash dividends declared               --     --        --         --          --     (2,003)       --        --        --    (2,003)
                              ----------   ----   -------    -------     -------    -------   -------  --------  --------  --------

Balance at September 30, 2005 10,580,000   $106   $47,806    $(5,202)    $  (978)   $92,646   $  (771) (740,543) $(15,867) $117,740
                              ==========   ====   =======    =======     =======    =======   =======  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                    2006        2005
                                                                    ----        ----
OPERATING ACTIVITIES:
Net income                                                        $ 3,447     $ 4,518
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                           325         365
  Depreciation of premises and equipment                              773         720
  Net amortization of premiums and discounts on
   securities, mortgage backed securities, and
   mortgage loans                                                     497         833
  Amortization of unearned compensation                             1,278       1,058
  Loss on sale of fixed assets                                        378          --
  Net realized securities gains                                        --         (19)
  Deferred income tax benefit                                         (52)         --
  Increase in cash surrender value of
   bank-owned life insurance                                         (595)       (552)
Changes in assets and liabilities:
  Accrued interest receivable                                        (467)       (138)
  Other assets                                                       (739)        823
  Other liabilities                                                   541         577
                                                                  -------     -------
      Net cash provided by operating activities                     5,386       8,185
                                                                  -------     -------
INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                       (13,087)    (11,130)
  Proceeds from, maturities, and principal collections              8,000       9,000
Securities, available for sale:
  Purchases                                                       (11,242)     (9,206)
  Proceeds from sales                                                  --       3,833
  Proceeds from calls, maturities, and principal collections        3,000         365
Mortgage backed securities, held to maturity:
  Purchases                                                       (27,993)    (17,165)
  Principal collections                                            26,793      36,035
Mortgage backed securities, available for sale:
  Purchases                                                       (29,884)    (56,833)
  Proceeds from sales                                                  --      16,962
  Principal collections                                            19,515      18,112
Purchase of Federal Home Loan Bank of Boston stock                     (9)         --
Purchase of residential mortgages                                 (11,705)     (1,284)
Net other decrease (increase) in loans                             10,452     (11,059)
Purchases of premises and equipment                                (1,668)       (323)
Proceeds from sale of fixed assets                                     10          --
Purchase of bank-owned life insurance                                  --      (1,813)
                                                                  -------     -------
      Net cash used in investing activities                       (27,818)    (24,506)
                                                                  -------     -------
FINANCING ACTIVITIES:
Increase in deposits                                               15,059      13,280
Increase in customer repurchase agreements                          5,586       2,022
Federal Home Loan Bank of Boston advances                          10,000          --
Purchase of common stock in connection with employee
 benefit program                                                     (353)       (121)
Cash dividends paid                                                (2,457)     (2,003)
Treasury stock purchased                                           (1,583)     (3,651)
Reissuance of treasury shares in connection with
 stock option exercises                                               563         537
                                                                  -------     =======
      Net cash provided by financing activities                    26,815      10,064
                                                                  -------     -------
NET CHANGE IN CASH AND CASH EQUIVALENTS:                            4,383      (6,257)
  Beginning of period                                              26,456      51,047
                                                                  -------     -------
  End of period                                                   $30,839     $44,790
                                                                  =======     =======

          See accompanying notes to consolidated financial statements.

                            WESTFIELD FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. (the "Company" or "Westfield Financial") is a Massachusetts-chartered corporation. The Company has a federally-chartered stock savings bank subsidiary called Westfield Bank (the "Bank"). The Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates ten branches in western Massachusetts. The Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

Westfield Securities Corp. and Elm Street Securities Corporation,
Massachusetts-chartered security corporations, were formed by the Company for the primary purpose of holding qualified investment securities. In the third quarter of 2005, the Company dissolved Westfield Securities Corp. in order to streamline operations.

Plan of Stock Conversion - On June 21, 2006, Westfield Financial, Inc. announced that the Boards of Directors of Westfield Mutual Holding Company (the "Mutual Holding Company"), the Company and the Bank (collectively, "Westfield") unanimously adopted a Plan of Conversion and Stock Issuance (the "Plan of Conversion"). Under the terms of the Plan of Conversion, Westfield will undertake a "second-step" conversion, and the Bank will reorganize from a two-tier mutual holding company structure to a stock holding company structure. Pursuant to the Plan of Conversion: (i) the Mutual Holding Company and the Company will be merged with and into the Bank, with the Bank as survivor, (ii) the Bank will become a wholly owned subsidiary of a newly formed Massachusetts corporation ("New Holding Company"), (iii) the shares of common stock of the Company held by persons other than the Mutual Holding Company (whose shares will be canceled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iv) the New Holding Company will offer and sell shares of its common stock to members of the Mutual Holding Company, shareholders of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion. The highest priority will be depositors of the Bank with qualifying deposits as of March 31, 2005.

The transactions contemplated by the Plan of Conversion are subject to approval of the Company's shareholders, the members of the Mutual Holding Company and the Office of Thrift Supervision. Management anticipates that proxy and offering materials setting forth detailed information relating to the Plan of Conversion will be sent to the members of the Mutual Holding Company and shareholders of the Company for their consideration in the fourth quarter of 2006.

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

3.  ADOPTION OF SFAS 123 (R) SHARE-BASED PAYMENT

On January 1, 2006, Westfield Financial adopted SFAS 123 (R), Share-Based Payment ("SFAS 123 (R)" or the "Statement"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The effect of SFAS 123 (R) is that entities are required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123
(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Westfield Financial uses the binomial model for its adoption of the Statement.

Westfield Financial adopted SFAS 123 (R) on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123 (R). Also under this method, expense is recognized for awards that were granted prior to January 1, 2006 but vest after January 1, 2006, based on the fair value determined at the grant date under SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"). Prior to the adoption of SFAS 123 (R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The adoption of SFAS 123 (R) by Westfield Financial resulted in additional compensation expense of $219,000 and a related tax benefit of $51,000 for the nine months ended September 30, 2006. As of September 30, 2006, the compensation cost of unvested stock options amounted to $258,000 with a related tax benefit of $74,000. Compensation costs of $237,000 with a related tax benefit of $74,000 will be recognized by July of 2007.

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

A summary of the status of the Company's stock options at September 30, 2006 is presented below:

                                                         Weighted Average
                                            Shares        Exercise Price
                                            ------       ----------------

     Balance at December 31, 2005          410,055             14.52
     Exercised                             (39,155)            14.39
                                           -------
     Balance at September 30, 2006         370,900             14.53
                                           =======

Information pertaining to options outstanding at September 30, 2006 is as follows:

                                            Weighted Average
         Exercise          Number               Remaining             Number
           Price        Outstanding         Contractual Life       Exercisable
         --------       -----------         ----------------       -----------

          $14.39          365,900               5.9 years            291,000
           24.66            2,500               8.4 years                500
           25.00            2,500               7.4 years              1,000
                          -------                                    -------
                          370,900                                    292,500
                          =======                                    =======

Had compensation cost been determined based on the fair value at the grant date awards under the plans consistent with the method prescribed by SFAS 123 (R), Westfield Financial's net income and income per share for the three months and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    -----------------
                                            2005                  2005
                                            ----                  ----

Net income as reported                     $1,595               $4,518
  Less:  Compensation expense
   determined under fair value
   based method for all awards,
   net of tax affect                         (135)                (271)
                                           ------               ------
  Pro forma net income                     $1,460               $4,247
                                           ======               ======
Net income per share
  Basic as reported                        $ 0.17               $ 0.48
  Pro forma                                $ 0.15               $ 0.45

  Diluted as reported                      $ 0.16               $ 0.46
  Pro forma                                $ 0.15               $ 0.44

No options were granted during the three or the nine months ended September 30, 2006.

4.  PENSION AND OTHER BENEFITS

The following provides information regarding net benefit costs for the period shown:

                               Pension Benefits      Other Benefits
                               ----------------      --------------
                                 Three months ended September 30,
                                2006      2005       2006      2005
                                ----      ----       ----      ----
Service cost                   $ 181     $ 157        $ 7       $ 8
Interest cost                    150       127         12        11
Expected return on assets       (149)     (131)        --        --
Transaction obligation            (3)       (3)         2         2
Actuarial loss                    11         6          1        --
                               -----     -----        ---       ---

Net periodic pension cost      $ 190     $ 156        $22       $21
                               =====     =====        ===       ===

                               Pension Benefits      Other Benefits
                               ----------------      --------------
                                  Nine months ended September 30,
                                2006      2005       2006      2005
                               -----      ----       ----      ----

Service cost                   $ 543     $ 470        $22       $23
Interest cost                    450       380         35        32
Expected return on assets       (447)     (392)        --        --
Transaction obligation            (9)       (9)         7         7
Actuarial loss                    32        17          2        --
                               -----     -----        ---       ---

Net periodic pension cost      $ 569     $ 466        $66       $62
                               =====     =====        ===       ===

Westfield Financial plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. On September 29, 2006, Westfield Financial made a contribution in the amount of $576,000.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a serving contract. However, the Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company plans to adopt SFAS 156 at the beginning of 2007 and does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

In June 2006, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. The Company does not expect this Interpretation to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Financial Standards No. 157, "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In September 2006, the FASB issued Financial Accounting Standards No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as a asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or a business entity or changes in unrestricted net assets of a not-for-profit organization. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently in the process of determining the impact this Statement will have on the Company's consolidated financial statements.

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

We have adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, Westfield Bank seeks to:

      o continue to grow its commercial and industrial loan and commercial real estate loan portfolio by targeting commercial businesses in its primary market area and in northern Connecticut as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

      o focus on expanding its retail banking franchise, and increasing the number of households served within its market area; and

      o depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third party mortgage company which underwrites, originates and services these loans in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

You should read our financial results for the quarter ended September 30, 2006 in the context of this strategy.

o Net income was $874,000, or $0.09 per diluted share, for the quarter ended September 30, 2006 compared to $1.6 million, or $0.16 per diluted share for the same period in 2005. For the nine months ended September 30, 2006, net income was $3.4 million, or $0.36 per diluted share compared to $4.5 million, or $0.46 per diluted share for the same period in 2005. The results for the three and nine months ended September 30, 2006 included a net loss of $378,000 on the sale of fixed assets in the third quarter of 2006, which was the result of the sale of a building which housed a former Westfield Bank branch.

o Net interest income was $5.5 million for the three months ended September 30, 2006 and $5.9 million for the same period in 2005. Net interest income for the nine months ended September 30, 2006 was $17.2 million compared to $17.8 million for the same period in 2005. The net interest margin, on a tax equivalent basis, was 2.94% for the three months ended September 30, 2006, compared to 3.18% for the same period in 2005. The net interest margin, on a tax equivalent basis, for the nine months ended September 30, 2006 was 3.11% compared to 3.24% for the same period in 2005. As the rates on time deposits have increased over the past several months, some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits. This resulted in an increase in the cost of funds.

o Commercial real estate and commercial and industrial loans decreased $1.7 million to $267.9 million at September 30, 2006 from $269.6 million at December 31, 2005. The decrease was primarily the result of the payoff of $18.2 million in commercial loans involving 11 relationships that either divested real estate or the entire businesses were sold to concerns headquartered outside of Westfield Bank's market area.

o Residential real estate loans increased $3.9 million to $111.2 million at September 30, 2006 from $107.3 million at December 31, 2005. During the nine months ended September 30, 2006, Westfield Bank purchased $11.7 million in adjustable rate loans which are serviced by the originating financial institutions. This was offset by principal payments and payoffs of other residential loans. In September 2001, Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank receives a fee for each of the loans originated by the third party mortgage company. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-termed fixed rate loans held in Westfield Bank's loan portfolio.

o Total deposits increased $15.1 million to $638.1 million at September 30, 2006 from $623.0 million at December 31, 2005. The increase in deposits was primarily the result of an increase of $46.1 million in time deposits, to $381.1 million at September 30, 2006. As rates on time deposits increased over the past several months, some customers shifted funds out of core deposits, which generally pay lower rates, and into time deposits.

o Noninterest expense for the three and nine months ended September 30, 2006 was $4.9 million and $14.6 million, respectively, compared to $4.6 million and $14.0 million, respectively for the same periods in 2005. Salaries and benefits increased $74,000 and $587,000 for the three and nine months ended September 30, 2006, respectively. This was primarily the result of an increase in salary expense of $133,000 for the three months and $339,000 for the nine months ended September 30, 2006, respectively, related to hiring additional personnel and normal salary increases. In addition, Westfield Financial recorded expenses of $73,000 and $219,000 for the three and nine months ended September 30, 2006, respectively, related to stock options. The Financial Accounting Standards Board now requires public and nonpublic companies to recognize stock-based compensation related to stock options in their income statements. This requirement became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. In previous periods, Westfield Financial was not required to treat stock-based compensation related to stock options as an expense.

o Nonperforming loans were $706,000 at September 30, 2006 and $1.9 million at December 31, 2005. The decrease in nonperforming loans was primarily the result of a $1.4 million payment in full received on a single commercial real estate relationship.

o Charge-offs increased by $128,000 from $442,000 for the nine months ended September 30, 2005 to $570,000 for the nine months ended September 30, 2006. This was primarily the result of an increase of $202,000 in charge offs of commercial and industrial loans, which was partially offset by a decrease of $74,000 in charge-offs of consumer loans and residential real estate loans.

CRITICAL ACCOUNTING POLICIES

Westfield Financial's critical accounting policies, given its current business strategy and asset/liability structure, are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and discount rate assumptions used for benefit liabilities. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of Westfield Financial's Board of Directors.

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

Securities, including mortgage-backed securities, that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, that have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders' equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. Westfield Financial has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. Westfield Financial does not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

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

Westfield Financial's methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for identified problems or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The allocation of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting Westfield Financial's key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Total assets increased $32.4 million to $837.5 million at September 30, 2006 from $805.1 million at December 31, 2005. Securities increased $24.9 million to $379.8 million at September 30, 2006 from $354.9 million at December 31, 2005. The securities portfolio is primarily comprised of mortgage-backed securities, along with securities issued by government-sponsored enterprises and municipal bonds. Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard and Poor's, or Fitch, and the majority of which are also independently insured. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

Net loans during the period increased by $1.0 million, to $379.8 million at September 30, 2006 from $378.8 million at December 31, 2005. Commercial real estate and commercial and industrial loans decreased $1.7 million to $267.9 million at September 30, 2006 from $269.6 million at December 31, 2005. The decrease was primarily the result of the payoff of $18.2 million in commercial loans involving 11 relationships that either divested real estate or the entire businesses were sold to concerns headquartered outside of Westfield Bank's market area. Residential real estate loans increased $3.9 million to $111.2 million at September 30, 2006 from $107.3 million at December 31, 2005. During the nine months ended September 30, 2006, Westfield Bank purchased $11.7 million in adjustable rate loans which are serviced by the originating financial institutions. In September 2001, Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank receives a fee for each of the loans originated by the third party mortgage company.

Total deposits increased $15.1 million to $638.1 million at September 30, 2006 from $623.0 million at December 31, 2005. The increase in deposits was primarily the result of an increase of $46.1 million in time deposits to $381.1 million at September 30, 2006. The increase in time deposits was partially offset by a decrease of $33.5 million in regular savings and money market accounts to $140.1 million at September 30, 2006. The rates paid on time deposits have increased over the past several months. Some customers have shifted funds out of core deposits, which generally pay lower rates, and into time deposits.

Federal Home Loan Bank borrowings totaled $55.0 million at September 30, 2006 and $45.0 million at December 31, 2005. Customer repurchase agreements, all of which are linked to commercial checking accounts, were $20.0 million at September 30, 2006 and $14.4 million at December 31, 2005. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at September 30, 2006 were held by commercial customers.

Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements. The increase in customer repurchase agreements is consistent with Westfield Bank's strategy to emphasize commercial customer relationships.

Stockholders' equity at September 30, 2006 and December 31, 2005 was $117.0 million and $115.8 million, respectively, which represented 14.0% of total assets as of September 30, 2006 and 14.4% of total assets as of December 31, 2005. The change is primarily comprised of net income of $3.4 million for the nine months ended September 30, 2006, the net repurchase of 25,845 shares of common stock for $726,000 and the declaration and payment by the Board of Directors of regular and special dividends amounting to $2.5 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

General

Net income was $874,000, or $0.09 per diluted share, for the quarter ended September 30, 2006 compared to $1.6 million, or $0.16 per diluted share, for the same period in 2005. The results for the three months ended September 30, 2006 included a net loss of $378,000 on the sale of fixed assets, which was the result of the sale of a building which housed a former Westfield Bank branch. Net interest and dividend income decreased $406,000 to $5.5 million for the three months ended September 30, 2006.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended September 30, 2006 and 2005 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. Interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.


                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                             2006                                  2005
                                                             ----                                  ----
                                                          Average     Avg Yield/                Average     Avg Yield/
                                              Interest    Balance        Cost       Interest    Balance        Cost
                                              --------    -------     ----------    --------    -------     ---------
                                                                      (Dollars in thousands)
Interest-Earning Assets
-----------------------
Short Term Investments                        $   112     $  8,853       5.06%       $  259     $ 30,625       3.38%
Investment Securities                           4,274      374,301       4.57         3,427      342,002       4.01
Loans                                           6,533      390,701       6.69         5,989      390,626       6.13
                                              -------     --------                   ------     --------
      Total Interest-Earning Assets           $10,919     $773,855       5.64%       $9,675     $763,253       5.07%
                                              =======     ========                   ======     ========
Interest-Bearing Liabilities
----------------------------
NOW Accounts                                  $   249     $ 73,356       1.36%       $   77     $ 60,556       0.51%
Savings Accounts                                   48       38,442       0.50            54       42,715       0.51
Money Market Accounts                             402      105,114       1.53           544      144,235       1.51
Time Deposits                                   3,886      375,920       4.13         2,423      332,271       2.92
Customer Repurchase Agreements and
 Borrowings                                       598       66,158       3.62           456       61,716       2.96
                                              -------     --------                   ------     --------
      Total Interest-Bearing Liabilities      $ 5,183     $658,990       3.15%       $3,554     $641,493       2.22
                                              =======     ========                   ======     ========
Net Interest Income/Interest Rate Spread      $ 5,736                    2.49%       $6,121                    2.85%
                                              =======                    ====        ======                    ====
Net Interest Margin                                                      2.94%                                 3.18%
                                                                         ====                                  ====


1) Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.

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

                                      Three Months Ended September 30, 2006
                                          Compared to September 30, 2005
                                           Increase (decrease) due to:

Interest-Earning Assets                  Volume       Rate          Net
------------------------                 ------       ----          ---
                                              (Dollars in thousands)

Short Term Investments                   $(184)      $   37       $ (147)
Investment Securities                      324          523          847
Loans                                        1          543          544
                                         -----       ------       ------

Net Change in Income on
 Interest-Earning Assets                   141        1,103        1,244
                                         -----       ------       ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                16          156          172
Savings Accounts                            (5)          (1)          (6)
Money Market Accounts                     (148)           6         (142)
Time Deposits                              318        1,145        1,463
Customer Repurchase Agreements and
 Borrowings                                 33          109          142
                                         -----       ------       ------
Net Change in Expense on
 Interest-Bearing Liabilities              214        1,415        1,629
                                         -----       ------       ------

Net Change in Interest Income            $ (73)      $ (312)      $ (385)
                                         =====       ======       ======

Net interest and dividend income decreased $406,000 to $5.5 million for the three months ended September 30, 2006. The net interest margin was 2.94% for the three months ended September 30, 2006 as compared to 3.18% for the same period in 2005.

The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 93 basis points to 3.15% for the three months ended September 30, 2006 from 2.22% for the same period in 2005. The yield on interest-earning assets, on a tax equivalent basis, increased only 57 basis points to 5.64% for the three months ended September 30, 2006 from 5.07% for the same period in 2005. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment.

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

The amount that Westfield Bank allocated to the provision for loan losses during the three months ended September 30, 2006 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include partially replenishing the net charge offs for the same period, tempered by a reduction in nonperforming loans and a net decrease in the loan portfolio. After evaluating these factors, Westfield Bank provided $50,000 for loan losses for the three months ended September 30, 2006, compared to $100,000 for the same period in 2005. The allowance was $5.3 million at September 30, 2006 and $5.4 million at June 30, 2006. The allowance for loan losses was 1.39% of total loans at September 30, 2006 and 1.37% at June 30, 2006.

At September 30, 2006 commercial real estate loans and commercial and industrial loans decreased $6.0 million as compared to June 30, 2006. Commercial real estate loans and commercial and industrial loans comprised 69.5% of Westfield Bank's loan portfolio as of September 30, 2006 compared to 70.0% as of June 30, 2006. Westfield Bank considers these types of loans to contain more credit risk and market risk than conventional residential real estate mortgages, which decreased by $709,000 during the three months ended September 30, 2006. Consumer loans showed no change from June 30, 2006 and remained at $6.0 million as of September 30, 2006. Nonperforming loans were $706,000 September 30, 2006 and $914,000 at June 30, 2006.

Net charge offs were $57,000 for the three months ended September 30, 2006. This was comprised of charge-offs of $107,000 for the three months ended September 30, 2006, partially offset by recoveries of $50,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $422,000 to $493,000 for the three months ended September 30, 2006 from $915,000 million in the same period in 2005. The 2006 results included a net loss of $378,000 on the sale of fixed assets, which primarily was the result of the sale of a building which housed a former Westfield Bank branch. There were no net gains or losses on the sale of fixed assets in the comparable 2005 period.

Checking account processing fees decreased $22,000 to $478,000 for the three months ended September 30, 2006 from $500,000 in the same period in 2005. Income from bank-owned life insurance was $201,000 for the three months ended September 30, 2006 and $206,000 in the same period in 2005.

Noninterest Expense

Noninterest expense was $4.9 million for the three months ended September 30, 2006 and $4.6 million for the three months ended September 30, 2005. Salaries and benefits increased $74,000 for the three months ended September 30, 2006 compared to the same period in 2005. This was primarily the result of normal salary increases and new hires. Westfield Financial recorded expenses of $73,000 related to stock options for the three months ended September 30, 2006 compared to none for the same period in 2005. The requirement to expense stock based compensation related to stock options became effective for Westfield Financial for the fiscal year beginning on January 1, 2006. Expense related to charitable contributions increased $77,000 to $116,000 for the three months ended September 30, 2006 compared to $39,000 for the same period in 2005. This was the result of timing of when the contributions were paid.

Income Taxes

For the three months ended September 30, 2006, Westfield Financial had a tax provision of $236,000 compared to $553,000 for the same period in 2005. The effective tax rate was 21.3% for the three months ended September 30, 2006 compared to 25.7% for the same period in 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

General

Net income was $3.4 million, or $0.36 per diluted share, for the nine months ended September 30, 2006 as compared to $4.5 million, or $0.46 per diluted share, for the same period in 2005. The results for the nine months ended September 30, 2006 include a net loss of $378,000 on the sale of fixed assets in the third quarter of 2006, which was the result of the sale of a building which housed a former Westfield Bank branch.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the nine months ended September 30, 2006 and 2005 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. Interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                             2006                                       2005
                                                             ----                                       ----
                                                         Average       Avg Yield/                   Average       Avg Yield/
                                            Interest     Balance          Cost         Interest     Balance       Cost
                                            --------     -------       ----------      --------     --------      ----------
                                                                          (Dollars in thousands)
Interest-Earning Assets
-----------------------
Short Term Investments                      $   527      $ 15,184         4.63%        $   663      $ 31,106         2.84%
Investment Securities                        12,225       366,510         4.45          10,306       341,607         4.02
Loans                                        19,115       386,140         6.60          17,143       383,243         5.96
                                            -------      --------                      -------      --------
      Total Interest-Earning Assets         $31,867      $767,834         5.53         $28,112      $755,956         4.96
                                            =======      ========                      =======      ========

Interest-Bearing Liabilities
----------------------------
NOW Accounts                                $   632      $ 72,047         1.17         $   223      $ 60,004         0.50
Savings Accounts                                148        39,866         0.49             162        43,605         0.50
Money Market Accounts                         1,308       113,347         1.54           1,547       146,381         1.41
Time Deposits                                10,372       365,204         3.79           6,563       321,999         2.72
Customer Repurchase Agreements and
 Borrowings                                   1,575        61,931         3.39           1,299        61,839         2.80
                                            -------      --------                      -------      --------
      Total Interest-Bearing Liabilities    $14,035      $652,395         2.87         $ 9,794      $633,828         2.06
                                            =======      ========                      =======      ========
Net Interest Income/Interest Rate Spread    $17,832                       2.66%        $18,318                       2.90%
                                            =======                       ====         =======                       ====
Net Interest Margin                                                       3.11%                                      3.24%
                                                                          ====                                       ====

1) Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.

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

                                       Nine Months Ended September 30, 2006
                                          Compared to September 30, 2005
                                            Increase (decrease) due to:

Interest-Earning Assets                  Volume       Rate          Net
-----------------------                  ------       ----          ---
                                              (Dollars in thousands)

Short Term Investments                   $(339)      $  203       $ (136)
Investment Securities                      751        1,168        1,919
Loans                                      130        1,842        1,972
                                         -----       ------       ------
Net Change in Income on
 Interest-Earning Assets                   542        3,213        3,755
                                         -----       ------       ------
Interest-Bearing Liabilities
----------------------------
NOW Accounts                                45          364          409
Savings Accounts                           (14)           0          (14)
Money Market Accounts                     (349)         110         (239)
Time Deposits                              881        2,928        3,809
Customer Repurchase Agreements and
 Borrowings                                  2          274          276
                                         -----       ------       ------
Net Change in Expense on
 Interest-Bearing Liabilities              565        3,676        4,241
                                         -----       ------       ------
Net Change in Interest Income            $ (23)      $ (463)      $ (486)
                                         =====       ======       ======

Net interest and dividend income was $17.2 million for the nine months ended September 30, 2006 compared to $17.8 million for the same period in 2005. The net interest margin on a tax equivalent basis was 3.11% for the nine months ended September 30, 2006 compared to 3.24% for the same period in 2005.

The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 81 basis points to 2.87% for the nine months ended September 30, 2006 from 2.06% for same period in 2005. The yield of interest-earning assets, on a tax equivalent basis, increased only 57 basis points to 5.53% for the nine months ended September 30, 2006 from 4.96% for same period in 2005. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment.

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

The amount that Westfield Bank allocated to the provision for loan losses during the nine months ended September 30, 2006 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include partially replenishing the net charge offs for the same period, tempered by a reduction in nonperforming loans and relative stability in the balances in the loan portfolio. After evaluating these factors, Westfield Bank provided $325,000 for loan losses for the nine months ended September 30, 2006, compared to $365,000 for the same period in 2005. The allowance was $5.3 million at September 30, 2006 and $5.4 million at December 31, 2005. The allowance for loan losses was 1.39% of total loans at September 30, 2006 and 1.41% at December 31, 2005.

At September 30, 2006 commercial real estate loans and commercial and industrial loans decreased $1.7 million as compared to December 31, 2005. Commercial real estate loans and commercial and industrial loans comprised 69.6% of the Bank's loan portfolio as of September 30, 2006 compared to 70.2% as of December 31, 2005. Westfield Bank considers these types of loans to contain more credit risk and market risk than conventional residential real estate mortgages, which increased by $3.9 million during the nine months ended September 30, 2006. Consumer loans decreased $1.4 million to $6.0 million at September 30, 2006. Nonperforming loans were $706,000 at September 30, 2006 and $1.9 million at December 31, 2005.

Net charge offs were $402,000 for the nine months ended September 30, 2006. This was comprised of charge-offs of $570,000 for the nine months ended September 30, 2006, partially offset by recoveries of $168,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $243,000 to $2.6 million for the nine months ended September 30, 2006 compared to $2.5 million in the same period in 2005. The 2006 results included a net loss of $378,000 on the sale of fixed assets, which primarily was the result of the sale of a building which housed a former Westfield Bank branch. There were no net gains on the sale of securities for the nine months ended September 30, 2006 compared to $19,000 for the same period in 2005.

Income from fees and service charges increased $111,000 to $2.0 million for the nine months ended September 30, 2006 from $1.9 million for the same period in 2005. This increase was primarily due to an increase in checking account processing fees of $84,000, to $1.4 million for the nine months ended September 30, 2006 from $1.3 million for the same period in 2005. Income from bank-owned life insurance increased $43,000 to $595,000 for the nine months ended September 30, 2006 from $552,000 for the same period in 2005.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2006 was $14.6 million compared to $14.0 million, respectively for the same period in 2005. Salaries and benefits increased $587,000 for the nine months ended September 30, 2006. This was primarily the result of an increase in salary expense of $339,000 for the nine months ended September 30, 2006, related to hiring additional personnel and normal salary increases. Westfield Financial recorded expenses of $219,000 related to stock options for the nine months ended September 30, 2006 compared to none for the same period in 2005. The requirement to expense stock based compensation related to stock options became effective for Westfield Financial for the fiscal year beginning on January 1, 2006.

Income Taxes

For the nine months ended September 30, 2006, Westfield Financial had a tax provision of $1.1 million compared to $1.4 million for the same period in 2005. The effective tax rate was 24.4% for the nine months ended September 30, 2006 compared to 23.1% for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the Federal Home Loan Bank at September 30, 2006 was approximately $28.6 million.

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

At September 30, 2006, Westfield Financial exceeded each of the applicable regulatory capital requirements. As of September 30, 2006, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Westfield Bank must maintain minimum total risk-based, Tier 1 risk -based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. Westfield Financial's and Westfield Bank's actual capital ratios as of September 30, 2006 are also presented in the table.

                                                                                               Minimum
                                                                                              To Be Well
                                                                           Minimum           Capitalized
                                                                         For Capital         Under Prompt
                                                                          Adequacy            Corrective
                                                      Actual              Purposes        Action Provisions
                                                 Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                 ------     -----      ------    -----     ------     -----
                                                                   (Dollars in thousands)
September 30, 2006
Westfield Financial, Inc.
Total Capital (to Risk Weighted Assets):        $123,095    25.22%    $39,044    8.00%        N/A        --
Tier 1 Capital (to Risk Weighted Assets):        117,750    24.13      19,522    4.00         N/A        --
Tier 1 Capital (to Adjusted Total Assets):       117,750    14.04      34,550    4.00         N/A        --

Westfield Bank
Total Capital (to Risk Weighted Assets):        $117,969    24.21%    $38,985    8.00%    $48,732     10.00%
Tier 1 Capital (to Risk Weighted Assets):        112,651    23.12      19,493    4.00      29,239      6.00
Tier 1 Capital (to Adjusted Total Assets):       112,651    13.50      33,383    4.00      41,729      5.00
Tangible Equity (to Tangible Assets):            112,651    13.50      12,519    1.50         N/A        --

December 31, 2005

Westfield Financial, Inc.
Total Capital (to Risk Weighted Assets):        $123,783    26.07%    $37,989    8.00%        N/A        --
Tier 1 Capital (to Risk Weighted Assets):        118,331    24.92      18,995    4.00         N/A        --
Tier 1 Capital (to Adjusted Total Assets):       118,331    12.40      32,545    4.00         N/A        --

Westfield Bank
Total Capital (to Risk Weighted Assets):        $103,795    22.03%    $37,685    8.00%    $47,106     10.00%
Tier 1 Capital (to Risk Weighted Assets):         98,470    20.90      18,842    4.00      28,263      6.00
Tier 1 Capital (to Adjusted Total Assets):        98,470    12.40      31,771    4.00      39,713      5.00
Tangible Equity (to Tangible Assets):             98,470    12.40      11,859    1.50         N/A        --

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the nine months ended September 30, 2006 and September 30, 2005.

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

Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at September 30, 2006 is shown below:

                                            After 1 Year    After 3 Years
                                 Within      but Within       but Within      After
                                 1 Year        3 Years         5 Years       5 Years      Total
                                 ------     ------------    -------------    -------      -----
                                                         (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations   $    237       $   465           $444        $   407    $  1,553
                                ========       =======           ====        =======    ========

BORROWINGS
  Federal Home Loan Bank        $ 30,000       $20,000           $ --        $ 5,000    $ 55,000
                                ========       =======           ====        =======    ========

CREDIT COMMITMENTS
  Available lines of credit     $ 42,307       $    --           $ --        $13,324    $ 55,631
  Other loan commitments          32,769        15,084             --             --      47,853
  Letters of credit                5,171            --             --            849       6,020
                                --------       -------           ----        -------    --------
    Total credit commitments    $ 80,247       $15,084           $ --        $14,173    $109,504
                                ========       =======           ====        =======    ========
Grand total                     $110,484       $35,549           $444        $19,580    $166,057
                                ========       =======           ====        =======    ========

OFF-BALANCE SHEET ARRANGEMENTS

Westfield Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Westfield Financial's condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Financial and Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2006, that Westfield Financial and Westfield Bank met all capital adequacy requirements to which they were subject. As of September 30, 2006, the most recent notification from the OTS categorized Westfield Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Westfield Bank's category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate change environments. Specifically, net interest income is measured in one scenario that assumed no change in interest rates, and six scenarios where interest rates increase or decrease 100, 200, and 300 basis points, respectively, from current rates over the one year time period following the current consolidated financial statement. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

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

The tables below set forth for the twelve months ended September 30, 2007 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.

             For the Twelve Months Ending September 30, 2007
                          (Dollars in thousands)
            -------------------------------------------------
                  Changes in         Net Interest
            Interest Rates (Basis    and Dividend
                   Points)              Income       % Change
            ---------------------    ------------    --------
                      300               $26,517        -0.3%
                      200                26,665         0.3
                      100                26,702         0.4
                        0                26,598         0.0
                     -100                26,732         0.5
                     -200                25,785        -3.1
                     -300                24,217        -9.0

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

ITEM 4:

CONTROLS AND PROCEDURES

Management, including the Westfield Financial's Chairman and Chief Executive Officer and the Westfield Financial's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial's files and submits under Westfield Financial's Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management, including Westfield Financial's principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Westfield Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Westfield Financial's internal control over financial reporting.


Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Westfield Financial's Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS

There were no purchases made by Westfield Financial of its common stock during the three months ended September 30, 2006.

In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. There were 99,862 shares to be repurchased under this repurchase program as of September 30, 2006. The Repurchase Program will continue until it is completed.

There were no sales by the Company of unregistered securities during the three months ended September 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

a. None

b. None

ITEM 6.  EXHIBITS

The following exhibits are furnished with this report:


Exhibit   Description
-------   ---------------------------------------------------------------------

2.1 Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank (7)
3.1       Articles of Organization of Westfield Financial, Inc. (1)
3.2       Bylaws of Westfield Financial, Inc. (1)
3.3       Amended and Restated Charter of Westfield Mutual Holding Company. (1)
3.4       Amended and Restated Bylaws of Westfield Mutual Holding Company. (1)
4.1       Articles of Organization of Westfield Financial, Inc.
          (See Exhibit 3.1)
4.2       Bylaws of Westfield Financial, Inc. (See Exhibit 3.2)
4.3       Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1      Form of Employee Stock Ownership Plan of Westfield Financial,
          Inc. (1)
10.2      Form of the Benefit Restoration Plan of Westfield Financial, Inc. (5)
10.3 Form of Employment Agreement between Donald A. Williams and Westfield Financial, Inc. (1)
10.4      [Reserved]
10.5 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc. (1)
10.6 Form of One Year Change in Control Agreement by and among certain officers and Westfield Financial, Inc. and Westfield Bank. (1)
10.7      Form of Directors' Deferred Compensation Plan. (5)
10.8      The 401(k) Plan adopted by Westfield Bank. (2)
10.9 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc. (4) (6)
10.10 Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams. (5)
16.1      Letter regarding change on certifying accountants. (4)
31.1      Rule 13a - 14(a)/15d - 14(a) Certifications.
32.1      Section 1350 Certifications.

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


                                     Westfield Financial, Inc.
                                     (Registrant)

                                     By: /s/ Donald A. Williams
                                         ----------------------
                                         Donald A. Williams
                                         Chairman/Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/ Michael J. Janosco, Jr.
                                         ---------------------------
                                         Michael J. Janosco, Jr.
                                        Vice President/Chief Financial Officer
                                        (Principal Accounting Officer)

November 9, 2006