Form 10-K
period 2006-12-31
WESTFIELD FINANCIAL INC
filed 2007-03-16
CIK 1157647

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

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

                                 (413) 568-1911
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, $.01 par value per share       The American Stock Exchange
       --------------------------------------       ---------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was $119,468,748. This figure was based on the closing price as of June 30, 2006 on The American Stock Exchange for a share of the registrant's common stock, which was $29.00 on June 30, 2006.

As of March 7, 2007, the registrant had 31,924,887 shares of common stock, $0.01 per value, issued and outstanding.

                           WESTFIELD FINANCIAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2006

                               TABLE OF CONTENTS

ITEM                                 PART I                                PAGE

1     BUSINESS                                                                2
1A    RISK FACTORS                                                           42
1B    UNRESOLVED STAFF COMMENTS                                              44
2     PROPERTIES                                                             45
3     LEGAL PROCEEDINGS                                                      46
4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    46

                             PART II

5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                      46
6     SELECTED FINANCIAL DATA                                                48
7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                              49
7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             72
8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            72
9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                               72
9A    CONTROLS AND PROCEDURES                                                73
9B    OTHER INFORMATION                                                      74

                                    PART III

10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                 74
11    EXECUTIVE COMPENSATION                                                 80
12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      AND RELATED STOCKHOLDER MATTERS                                        98

13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                                 101
14    PRINCIPAL ACCOUNTING FEES AND SERVICES                                101

                                    PART IV

15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                               103

      SIGNATURES

                          FORWARD - LOOKING STATEMENTS

      This Annual Report on Form 10-K contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

      o     changes in the real estate market or local economy;

      o     changes in interest rates;

      o     changes in laws and regulations to which we are subject, and;

      o     competition in our primary market area.

      Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.    BUSINESS

      General. At December 31, 2006, Westfield Financial, Inc. was a Massachusetts-chartered stock holding company organized in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company that owned 57.6% of the outstanding common stock of Westfield Financial. On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007.

      For financial reporting purposes, net proceeds of $171.7 million from the second step conversion were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

      Westfield Bank was formed in 1853 and reorganized into a mutual holding company structure without a stock offering in 1995. In July 2004, Westfield Bank converted from a Massachusetts-chartered savings bank to a federally-chartered savings bank regulated by the Office of Thrift Supervision.

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

      Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by Westfield Financial for the primary purpose of holding qualified investment securities. In February 2007, Westfield Financial also formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified investment securities.

      Unless the context otherwise requires, all references in this document to Westfield Financial or Westfield Bank include Westfield Financial and Westfield Bank on a consolidated basis.

      Market Area. Westfield Bank operates through 10 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has eight free-standing ATM locations in Agawam, Feeding Hills, Springfield, West Springfield and Westfield, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in western Massachusetts. In addition, Westfield Bank provides online banking services through its website located at www.westfieldbank.com.

      The markets served by Westfield Bank's branches are primarily suburban in character, as Westfield Bank operates only two offices in Springfield, the Pioneer Valley's primary urban market. Westfield, Massachusetts, is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. The Pioneer Valley of western Massachusetts encompasses the fourth largest metropolitan area in New England. The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. The 2005 population estimates for Westfield, Springfield and Hampden County were approximately 41,187, 153,975 and 462,529, respectively.

      The economy of Westfield Bank's market area historically has been supported by a variety of industries. Its primary market area has benefited from the presence of large employers centered in insurance, health care, warehousing, manufacturing and education. Among the largest employers currently in its market area are Bay State Health Systems, Big Y Foods, Friendly Ice Cream Corporation, Hasbro, Mass Mutual Life Insurance Company, Mestek, Noble Hospital, the University of Massachusetts, Westfield State College, American International College, and the Sullivan Paper Company. In addition, other employment and economic activity is provided by a substantial number of small and medium size businesses in the area.

      Westfield Bank's future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. Westfield Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

      Median household and per capita income levels in Hampden County are below the state average, which is dominated by relatively high income levels prevailing in the populous Boston metropolitan area. Similarly, the median household and per capita income levels in Westfield Bank's markets more closely approximate but also fall below the national averages.

      As of December 2006, the unemployment rate of Hampden County and Massachusetts was 5.9% and 5.3%, respectively, compared to 5.4% and 4.9%, respectively, in December 2005.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from approximately 18 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Historically, Westfield Bank's most direct competition for deposits has come from savings and commercial banks. Westfield Bank faces additional competition for deposits from internet-based institutions, brokerage firms and insurance companies.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of commercial and industrial loans, commercial real estate loans, residential real estate loans, home equity loans, and consumer loans.

      At December 31, 2006, Westfield Bank had total loans of $390.2 million, of which 72.3% were adjustable rate loans and 27.7% were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $174.6 million and $100.2 million, respectively. The remainder of its loans at December 31, 2006 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2006 totaled $109.5 million. Consumer loans outstanding at December 31, 2006 were $5.5 million.

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

                                                                    At December 31,
                         --------------------------------------------------------------------------------------------------------
                                 2006                 2005                 2004                 2003                 2002
                         -------------------- -------------------- -------------------- -------------------- --------------------
                                   Percent of           Percent of           Percent of           Percent of           Percent of
                          Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                          ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------
                                                                 (Dollars in thousands)
Real estate loans:
  Commercial             $174,556    44.74%   $169,564    44.17%   $144,336    38.65%   $131,292    37.57%   $100,903    27.92%
  Residential (1)          79,308    20.33      82,279    21.43     101,098    27.07      90,362    25.86     132,929    36.79
  Home equity              30,232     7.75      24,639     6.42      21,724     5.82      20,185     5.78      24,967     6.91
                         --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

      Total real estate
       loans              284,096    72.82     276,482    72.02     267,158    71.54     241,839    69.21     258,799    71.62
                         --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Other loans:
  Commercial and
   industrial             100,237    25.69     100,019    26.06      94,726    25.36      85,292    24.41      61,494    17.01
  Indirect auto               357     0.09       1,745     0.45       5,886     1.58      15,983     4.57      33,848     9.37
  Consumer, other           5,484     1.40       5,627     1.47       5,679     1.52       6,327     1.81       7,216     2.00
                         --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

      Total other loans   106,078    27.18     107,391    27.98     106,291    28.46     107,602    30.79     102,558    28.38
                         --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
      Total loans         390,174   100.00%    383,873   100.00%    373,449   100.00%    349,441   100.00%    361,357   100.00%

  Net deferred loan
   origination costs          447                  386                  429                  181                  123
  Allowance for loan
   losses                  (5,437)              (5,422)              (5,277)              (4,642)              (4,325)
                         --------             --------             --------             --------             --------
      Total loans, net   $385,184             $378,837             $368,601             $344,980             $357,155
                         ========             ========             ========             ========             ========

--------------------
(1)  Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield
     Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2006. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

                                                                  At December 31, 2006
                                  ------------------------------------------------------------------------------------
                                                                                  Commercial
                                  Residential                     Commercial         and
                                  Real Estate     Home Equity     Real Estate     Industrial     Consumer
                                   Loans (1)         Loans           Loans          Loans         Loans        Totals
                                  -----------     -----------     -----------     ----------     --------      ------
                                                                     (In thousands)
Amounts due:
Within one year                     $15,423         $   701        $ 30,585        $ 50,915       $1,066      $ 98,690
                                    -------         -------        --------        --------       ------      --------

After one year:
  One to three years                 23,731             529          59,997          11,007        1,566        96,830
  Three to five years                 8,131           2,627          41,987          16,575        2,785        72,105
  Five to ten years                   6,611           8,165          31,514          21,740           64        68,094
  Ten to twenty years                11,658          18,210          10,473               -            -        40,341
  Over twenty years                  13,754               -               -               -          360        14,114
                                    -------         -------        --------        --------       ------      --------
Total due after one year             63,885          29,531         143,971          49,322        4,775       291,484
                                    -------         -------        --------        --------       ------      --------

Total amount due:                    79,308          30,232         174,556         100,237        5,841       390,174
                                    -------         -------        --------        --------       ------      --------

Less:
Net deferred loan origination
 costs (fees), net                      135             250             (93)            133           22           447
Allowance for loan losses              (380)            (42)         (2,017)         (2,919)         (79)       (5,437)
                                    -------         -------        --------        --------       ------      --------

      Loans, net                    $79,063         $30,440        $172,446        $ 97,451       $5,784      $385,184
                                    =======         =======        ========        ========       ======      ========

--------------------
(1)  Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      The following table presents, as of December 31, 2006, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2007 and whether such loans have fixed interest rates or adjustable interest rates.

                                    Due After December 31, 2007
                                ------------------------------------
                                 Fixed       Adjustable      Total
                                 -----       ----------      -----
                                           (In thousands)
Real Estate Loans
  Residential (1)               $ 36,569      $ 27,316      $ 63,885
  Home equity                     19,841         9,690        29,531
  Commercial real estate           6,348       137,623       143,971
                                --------      --------      --------
  Total real estate loans         62,758       174,629       237,387
                                --------      --------      --------

Other Loans
  Commercial and industrial       34,108        15,214        49,322
  Consumer                         4,775             -         4,775
                                --------      --------      --------
  Total other loans               38,883        15,214        54,097
                                --------      --------      --------

Total loans                     $101,641      $189,843      $291,484
                                ========      ========      ========

--------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      The following table presents our loan originations, purchases, sales and principal payments for the years indicated:

                                               For the Year Ended December 31,
                                               --------------------------------
                                                 2006        2005        2004
                                                 ----        ----        ----
                                                         (In thousands)
Loans:
  Balance outstanding at beginning of year     $383,873    $373,449    $349,441

Originations:
  Real estate loans:

    Residential (1)                               4,337       2,016       1,403
    Home equity                                  15,336      10,947      10,422
    Commercial                                   52,807      58,382      31,174
                                               --------    --------    --------
      Total mortgage originations                72,480      71,345      42,999

  Commercial and industrial loans                34,864      43,465      50,349
  Consumer loans                                  3,657       3,325       3,516
                                               --------    --------    --------
      Total originations                        111,001     118,135      96,864

  Purchases of one-to-four-family
   mortgage loans                                11,845       1,236      34,996
                                               --------    --------    --------
                                                122,846     119,371     131,860
                                               --------    --------    --------

Less:
  Principal repayments, unadvanced
   funds and other, net                         116,170     108,627     107,737
  Loan charge-offs, net                             375         320         115
                                               --------    --------    --------
      Total deductions                          116,545     108,947     107,852
                                               --------    --------    --------
  Ending balance                               $390,174    $383,873    $373,449
                                               ========    ========    ========
--------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2006, Westfield Bank's commercial and industrial loan portfolio consisted of 746 loans, totaling $100.2 million or 25.7% of its total loans. Since 2002, commercial and industrial loans have grown $38.7 million, or 61.4%, from $61.5 at December 31, 2002 to $100.2 million at December 31, 2006. Westfield Bank's commercial loan team includes six commercial loan officers, one business development manager, four credit analysts and one portfolio manager. Westfield Bank may hire additional commercial loan officers on an as needed basis.

      As part of Westfield Bank's strategy of increasing its emphasis on commercial lending, Westfield Bank seeks to attract its business customers' entire banking relationship. Most commercial borrowers also maintain a commercial deposit at Westfield Bank. Westfield Bank provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services. In 2006, Westfield Bank introduced a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations. Commercial loan officers are based in its main and branch offices, and Westfield Bank views its potential branch expansion as a means of facilitating these commercial relationships. Westfield Bank intends to continue to expand the volume of its commercial business products and services within its current underwriting standards.

      Westfield Bank's commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for colleges and universities, which comprise approximately 3.62% of the total loan portfolio as of December 31, 2006. At December 31, 2006, Westfield Bank's largest commercial and industrial loan relationship was $15.7 million to a private New England college. The loans of this borrower have performed to contractual terms.

      Commercial and industrial loans generally have terms of seven years or less, however on an occasional basis, may have terms of up to ten years. Among the $100.2 million Westfield Bank has in its commercial and industrial loan portfolio as of December 31, 2006, $61.4 million have adjustable interest rates and $38.8 million have fixed interest rates. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions however, may influence whether Westfield Bank is able to originate adjustable rate loans rather than fixed rate loans. Westfield Bank generally requires the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

      Commercial and industrial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Please see "Risk Factors - Our loan portfolio includes loans with a higher risk of loss." Commercial and industrial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. These risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater oversight efforts by Westfield Bank's staff compared to residential or commercial real estate lending. In order to mitigate this risk, Westfield Bank monitors its loan concentration and its loan policies generally to limit the amount of loans to a single borrower or group of borrowers. Westfield Bank also utilizes the services of an outside consultant to conduct credit quality reviews of the commercial and industrial loan portfolio.

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2006, Westfield Bank's commercial real estate loan portfolio consisted of 392 loans, totaling $174.6 million, or 44.7% of total loans. Since 2002, commercial real estate loans have grown by $73.7 million, or 73.0%, from $100.9 million at December 31, 2002 to $174.6 million at December 31, 2006.

      The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in Westfield Bank's normal lending area. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a maximum loan-to-value ratio of 85% on commercial properties and generally requires a minimum debt coverage ratio of
1.15 times. Its largest commercial real estate loan relationship had an outstanding balance of $9.7 million at December 31, 2006 which was secured by five commercial investment properties located in Massachusetts. The loans of this borrower have performed to contractual terms.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $49.5 million in commercial construction loans and commitments at December 31, 2006.

      Commercial real estate lending involves additional risks compared with one-to-four- family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, Westfield Bank monitors its loan concentration on a quarterly basis and its loan policies generally limit the amount of loans to a single borrower or group of borrowers.

      Because of increased risks associated with commercial real estate loans, Westfield Bank's commercial real estate loans generally have higher rates than residential real estate loans. Please see "Risk Factors - Our loan portfolio includes loans with a higher risk of loss." Commercial real estate loans generally have adjustable rates with repricing dates of five years or less, however, occasionally repricing dates may be as long as ten years. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial real estate loans. Borrower activity and market conditions, however, may influence whether the Westfield Bank is able to originate adjustable rate loans rather than fixed rate loans.

      Residential Real Estate Loans and Originations. In September, 2001, Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank receives a fee for each of these loans originated by the third party mortgage company.

      Even though substantially all residential real estate loan originations are referred to a third party mortgage company, Westfield Bank still holds residential real estate loans in its loan portfolio. The loans consist primarily of loans originated by Westfield Bank prior to September 2001, the commencement of the third party residential mortgage referral program, or loans purchased by Westfield Bank. Westfield Bank occasionally purchases adjustable rate mortgages, which are serviced by the originating institutions, from other banks located in Massachusetts. As of December 31, 2006, loans on one- to four-family residential properties, including home equity lines, accounted for $109.5 million, or 28.1%, of Westfield Bank's total loan portfolio.

      Westfield Bank's residential adjustable rate mortgage loans generally are fully amortizing loans with contractual maturities of up to 30 years, payments due monthly. Its adjustable rate mortgage loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans are not generally as rate sensitive as its cost of funds. The adjustable rate mortgage loans that Westfield Bank originates generally are not convertible into fixed rate loans.

      Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payments rise, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with payments for these loans. At December 31, 2006, its residential real estate and home equity loan portfolio included $52.4 million in adjustable rate loans, or 13.4% of its total loan portfolio, and $57.1 million in fixed rate loans, or 14.7% of its total loan portfolio.

      Westfield Bank's home equity loans totaled $30.2 million, or 7.7% of total loans at December 31, 2006. Home equity loans include $19.9 million in fixed rate loans, or 5.1% of total loans, and $10.3 million in adjustable rate loans, or 2.6% of total loans. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. Westfield Bank requires or obtains insurance on mortgages whose loan-to-value ratio exceeds 80%. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

      Consumer Loans. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to Westfield Bank's existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

      Westfield Bank offers a variety of consumer loans to retail customers in the communities it serves. Examples of its consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2006, the consumer loan portfolio totaled $5.9 million or 1.5% of total loans. Westfield Bank's consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2006. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

      Loan Approval Procedures and Authority. Individuals authorized to make loans on behalf of Westfield Bank are designated by Westfield Bank's Chief Lending Officer and approved by the Board of Directors. Each loan officer has loan approval authority up to prescribed limits that depend upon the officer's level of experience.

      Upon receipt of a completed loan application from a prospective borrower, Westfield Bank orders a credit report and verifies other information. If necessary, Westfield Bank obtains additional financial or credit related information. Westfield Bank also requires an appraisal for all commercial real estate loans, which is performed by licensed or certified third party appraisal firms and reviewed by Westfield Bank's lending department. Appraisals for home equity loans are required for loans in excess of $250,000; otherwise, a designated employee of Westfield Bank conducts an inspection of the property. Westfield Bank requires title insurance on all commercial real estate loans. Westfield Bank also requires borrowers to obtain flood insurance, if applicable, prior to closing, for all loans secured by real estate within a designated flood zone.

      Commercial and Industrial Loans and Commercial Real Estate Loans. Westfield Bank lends up to a maximum loan-to-value ratio of 85% on commercial properties and requires a minimum debt coverage ratio of 1.2. Commercial real estate lending involves additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups or related borrowers. Westfield Bank's loan policies limit the amounts of loans to a single borrower or group of borrowers to reduce this risk.

      Westfield Bank's lending policies permit its underwriting department to review and approve commercial and industrial loans and commercial real estate loans up to $500,000. Any commercial and industrial or commercial real estate loan application that exceeds $500,000 or that would result in the borrower's total credit exposure with Westfield Bank to exceed $500,000, or whose approval requires an exception to Westfield Bank's standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to Westfield Bank's standard loan approval procedures would be if a borrower was located outside Westfield Bank's primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

      Residential Real Estate Loans. In September 2001, Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank receives a fee for each of the loans originated by the third party mortgage company.

      Home Equity Loans. Home equity loans are originated and funded by Westfield Bank. These loans may be originated in amounts of the existing first mortgage, or up to 100% of the value of the property securing the loan. Westfield Bank requires or obtains insurance on mortgages whose loan-to-value ratio exceeds 80%. Westfield Bank's underwriting department may approve home equity loans up to $150,000. Home equity loans in amounts greater than $150,000 and up to $300,000 may be approved by certain officers of Westfield Bank who have been approved by the Board of Directors. Home equity loans over $300,000, or whose approval requires an exception to Westfield Bank's standard loan approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

Asset Quality

      One of Westfield Bank's key operating objectives has been and continues to be the achievement of a high level of asset quality. Westfield Bank maintains a large proportion of loans secured by residential and commercial properties, sets sound credit standards for new loan originations and follows careful loan administration procedures. Westfield Bank also utilizes the services of an outside consultant to conduct credit quality reviews of Westfield Bank's commercial and industrial and commercial real estate loan portfolio on a semi-annual basis. These practices and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios and, in recent years, a low level of nonaccrual loans.

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

      The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2006, 2005, and 2004, Westfield Bank had $1.0 million, $1.9 million, and $2.2 million, respectively, of nonaccrual loans. If all nonaccrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $67,000, $176,000, and $176,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

                                                               At December 31,
                                              --------------------------------------------------
                                               2006       2005       2004       2003       2002
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)

Nonaccrual real estate loans:
  Residential (1)                             $  803     $  321     $  492     $  953     $1,270
  Home equity                                    103        108        139         74         83
  Commercial real estate                          69      1,285      1,341        342        374
                                              ------     ------     ------     ------     ------
Total nonaccrual real estate loans               975      1,714      1,972      1,369      1,727
                                              ------     ------     ------     ------     ------

Other loans:
  Commercial and industrial                       44        173        170        289        530
  Consumer                                         9         32         29        110        126
                                              ------     ------     ------     ------     ------

Total nonaccrual consumer and other loans         53        205        199        399        656
                                              ------     ------     ------     ------     ------
Total nonperforming loans                      1,028      1,919      2,171      1,768      2,383
Foreclosed real estate, net                        -          -          -          -          -
Total nonperforming assets                    $1,028     $1,919     $2,171     $1,768     $2,383
                                              ======     ======     ======     ======     ======
Nonperforming loans to total loans              0.26%      0.50%      0.58%      0.51%      0.66%
Nonperforming assets to total assets            0.10       0.24       0.27       0.22       0.29

--------------------
(1)  Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios (annualized as applicable) at or for the dates indicated.

                                                At or for Years Ended December 31,
                                   ------------------------------------------------------------
                                     2006         2005         2004         2003         2002
                                     ----         ----         ----         ----         ----
                                                      (Dollars in thousands)
Balance at beginning of year       $  5,422     $  5,277     $  4,642     $  4,325     $  3,923

Charge-offs:
  Residential (1)                         -            -            -           (3)         (36)
  Commercial real estate                  -            -            -            -          (29)
  Home equity loans                       -            -            -          (31)           -
  Commercial and industrial            (505)        (431)         (14)        (124)        (241)
  Consumer                              (79)        (181)        (390)        (567)        (622)
                                   --------     --------     --------     --------     --------
      Total charge-offs                (584)        (612)        (404)        (725)        (928)
                                   --------     --------     --------     --------     --------

Recoveries:
  Residential (1)                         4            -            -            10          17
  Commercial real estate                  -            1            -            -            -
  Home equity loans                       3            3            4            3            -
  Commercial and industrial               7            9           65           73           16
  Consumer                              195          279          220          206          363
                                   --------     --------     --------     --------     --------
      Total recoveries                  209          292          289          292          396
                                   --------     --------     --------     --------     --------

Net charge-offs                        (375)        (320)        (115)        (433)        (532)

Provision for loan losses               390          465          750          750          934
                                   --------     --------     --------     --------     --------

Balance at end of year             $  5,437     $  5,422     $  5,277     $  4,642     $  4,325
                                   ========     ========     ========     ========     ========

Total loans receivable (2)         $390,174     $383,873     $373,449     $349,441     $361,357
                                   ========     ========     ========     ========     ========

Average loans outstanding          $386,039     $383,436     $366,677     $354,134     $398,555
                                   ========     ========     ========     ========     ========

  Allowance for loan losses as
   a percent of total loans
   receivable                          1.39%        1.41%        1.41%        1.33%        1.20%

  Net loans charged off as a
   percent of average loans
   outstanding                         0.10%        0.08%        0.03%        0.12%        0.13%

--------------------
(1)  Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.
(2)  Does not include deferred fees or allowance for loan losses.

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

      The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No. 114 and No. 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Westfield Bank portfolios of home equity loans, real estate mortgages, installment and other loans.

      The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter Westfield Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The formula allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect key lending areas of the company, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectibility of the loan portfolio.

      In addition, management employs an independent third party to perform a semi-annual review of all of Westfield Bank's commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal or greater than $750,000. The third party also reviews all commercial investment real estate loans in excess of $750,000, as well as all adversely rated loans.

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

      A summary of the components of the allowance for loan losses is as follows:

                                December 31, 2006                   December 31, 2005                    December 31, 2004
                         -------------------------------     -------------------------------     -------------------------------
                         Specific     Formula     Total      Specific     Formula     Total      Specific     Formula     Total
                         --------     -------     -----      --------     -------     -----      --------     -------     -----
                                                                     (In thousands)
Real Estate Mortgage
  Residential (1)          $ -        $  422      $  422       $  -       $  355      $  355       $  -       $  421      $  421
  Commercial                13         2,004       2,017        218        2,400       2,618        264        2,097       2,361

Commercial and
 Industrial                  7         2,912       2,919         32        2,334       2,366        236        2,078       2,314

Consumer                     -            79          79          -           83          83          -          181         181
                           ---        ------      ------       ----       ------      ------       ----       ------      ------
Total                      $20        $5,417      $5,437       $250       $5,172      $5,422       $500       $4,777      $5,277
                           ===        ======      ======       ====       ======      ======       ====       ======      ======

                                December 31, 2003                   December 31, 2002
                         -------------------------------     -------------------------------
                         Specific     Formula     Total      Specific     Formula     Total
                         --------     -------     -----      --------     -------     -----
                                                   (In thousands)
Real Estate Mortgage
  Residential (1)          $ -        $  517      $  517       $  -       $  713      $  713
  Commercial                17         1,994       2,011         17        1,618       1,635

Commercial and
 Industrial                 53         1,660       1,713         53        1,408       1,461

Consumer                     -           401         401          -          516         516
                           ---        ------      ------       ----       ------      ------
Total                      $70        $4,572      $4,642       $ 70       $4,255      $4,325
                           ===        ======      ======       ====       ======      ======

--------------------
(1)  Includes home equity loans. Also includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Westfield Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require Westfield Bank to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting Westfield Bank's results of operations.

      For the year ended December 31, 2006, Westfield Bank provided $390,000 to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2006.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

                                                                       At December 31,
                            ------------------------------------------------------------------------------------------------------
                                          2006                               2005                               2004
                            ------------------------------------------------------------------------------------------------------
                                                 Percent of                         Percent of                         Percent of
                                        Loan      Loans in                 Loan      Loans in                 Loan      Loans in
                            Amount    Balances      Each       Amount    Balances      Each       Amount    Balances      Each
                            of Loan      by      Category to   of Loan      by      Category to   of Loan      by      Category to
Loan Category                Loss     Category   Total Loans    Loss     Category   Total Loans    Loss     Category   Total Loans
-------------               ------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Real estate - mortgage:
  Commercial                $2,017    $174,556      44.74%     $2,618    $169,564      44.17%     $2,361    $144,336      38.65%
  Residential (1)              422     109,540      28.08         355     106,918      27.85         421     122,822      32.89
Commercial loans             2,919     100,237      25.69       2,366     100,019      26.06       2,314      94,726      25.36
Consumer loans                  79       5,841       1.49          83       7,372       1.92         181      11,565       3.10
                            ------    --------     ------      ------    --------     ------      ------    --------     ------
Total allowance for
 loan losses                $5,437    $390,174     100.00%     $5,422    $383,873     100.00%     $5,277    $373,449     100.00%
                            ======    ========     ======      ======    ========     ======      ======    ========     ======

                                                      At December 31,
                            -------------------------------------------------------------------
                                          2003                               2002
                            -------------------------------------------------------------------
                                                 Percent of                         Percent of
                                        Loan      Loans in                 Loan      Loans in
                            Amount    Balances      Each       Amount    Balances      Each
                            of Loan      by      Category to   of Loan      by      Category to
                             Loss     Category   Total Loans    Loss     Category   Total Loans
                            -------------------------------------------------------------------
                                                  (Dollars in thousands)
Real estate - mortgage:
  Commercial                $2,011    $131,292      37.57%     $1,635    $100,903      27.92%
  Residential (1)              517     110,547      31.64         713     157,896      43.70
Commercial loans             1,713      85,292      24.41       1,461      61,494      17.01
Consumer loans                 401      22,310       6.38         516      41,064      11.37
                            ------    --------     ------      ------    --------     ------
Total allowance for
 loan losses                $4,642    $349,441     100.00%     $4,325    $361,357     100.00%
                            ======    ========     ======      ======    ========     ======

--------------------
(1)  Includes home equity loans. Also includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

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

      Federally-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks and corporate debt instruments.

      Securities Portfolio. Westfield Financial classifies securities as held to maturity or available for sale at the date of purchase. Westfield Financial does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2006, held to maturity securities totaled $240.4 million, or 58.8% of the total securities portfolio, and available for sale investments totaled $168.6 million, or 41.2% of Westfield Financial's total securities portfolio. Westfield Financial classifies U.S. Government securities and Government-sponsored enterprise securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Financial also invests in adjustable rate securities with maturities of up to 30 years. Westfield Financial's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard and Poor's, or Fitch, and the majority of which are also independently insured. These securities generally have maturities between 7 and 20 years, however, many have earlier call dates. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.


      The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.

                                                                     At December 31,
                                       ----------------------------------------------------------------------------
                                                2006                       2005                       2004
                                       ----------------------     ----------------------     ----------------------
                                       Amortized       Fair       Amortized       Fair       Amortized       Fair
                                         Cost         Value         Cost         Value         Cost         Value
                                       ---------      -----       ---------      -----       ---------      -----
                                                                      (In thousands)
Securities:
  Government-sponsored enterprises     $ 81,916      $ 81,242     $ 65,818      $ 64,944     $ 45,151      $ 45,061
  Municipal bonds                        30,204        30,387       30,233        30,339       29,147        29,597
  Corporate debt securities                   -             -            -             -        4,909         4,978
                                       --------      --------     --------      --------     --------      --------
Total securities                        112,120       111,629       96,051        95,283       79,207        79,636
                                       --------      --------     --------      --------     --------      --------

Mortgage-backed securities:
  Fannie Mae                            150,547       148,310      144,440       141,472      153,271       152,292
  Freddie Mac                            90,972        90,477       74,775        73,834       62,614        62,501
  Ginnie Mae                             22,060        21,695       29,894        29,336       29,811        29,718
  Other pass-through securities               -             -        4,726         4,709            -             -
  Collateralized mortgage
   obligations                           27,336        27,169          818           804        2,848         2,856
                                       --------      --------     --------      --------     --------      --------
Total  mortgage-backed securities       290,915       287,651      254,653       250,155      248,544       247,367
                                       --------      --------     --------      --------     --------      --------

Marketable equity securities              7,260         6,996        6,057         5,742        7,301         6,986
                                       --------      --------     --------      --------     --------      --------
Total securities                       $410,295      $406,276     $356,761      $351,180     $335,052      $333,989
                                       ========      ========     ========      ========     ========      ========


      Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of Westfield Bank's mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity at the dates indicated.

                                                                          At December 31,
                                 -------------------------------------------------------------------------------------------------
                                              2006                             2005                             2004
                                 -------------------------------  -------------------------------  -------------------------------
                                 Amortized  Percent of    Fair    Amortized  Percent of    Fair    Amortized  Percent of    Fair
                                   Cost       Total      Value      Cost       Total      Value      Cost       Total      Value
                                 ---------  ----------   -----    ---------  ----------   -----    ---------  ----------   -----
                                                                      (Dollars in thousands)
Mortgage-backed securities
 available for sale:

  Fannie Mae                     $ 47,203     16.23%    $ 46,730  $ 46,078     18.09%    $ 45,376  $ 32,676     13.15%    $ 32,713
  Freddie Mac                      49,554     17.03       49,378    38,310     15.04       37,863    22,842      9.19       22,838
  Ginnie Mae                        8,635      2.97        8,543    12,594      4.95       12,386    15,036      6.05       15,069
  Other pass-through
   securities                           -         -            -     4,726      1.86        4,709         -         -            -
  Collateralized mortgage
   obligations                     22,430      7.71       22,291       818      0.32          804     2,688      1.08        2,696
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------
Total mortgage-backed
 securities available for sale    127,822     43.94      126,942   102,526     40.26      101,138    73,242     29.47       73,316
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------

Mortgage-backed securities
 held to maturity:

  Fannie Mae                      103,344     35.52      101,580    98,362     38.63       96,096   120,595     48.52      119,579
  Freddie Mac                      41,418     14.24       41,099    36,465     14.32       35,971    39,772     16.00       39,663
  Ginnie Mae                       13,425      4.61       13,152    17,300      6.79       16,950    14,775      5.95       14,649
  Collateralized mortgage
   obligations                      4,906      1.69        4,878         -         -            -       160      0.06          160
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------
Total mortgage-backed
 securities held to maturity      163,093     56.06      160,709   152,127     59.74      149,017   175,302     70.53      174,051
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------
Total mortgage-backed
 securities                      $290,915    100.00%    $287,651  $254,653    100.00%    $250,155  $248,544    100.00%    $247,367
                                 ========    ======     ========  ========    ======     ========  ========    ======     ========


      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

                                          More than One Year  More than Five Years
                        One Year or Less  Through Five Years   Through Ten Years   More than Ten Years      Total Securities
                       ------------------ ------------------  -------------------- ------------------- ---------------------------
                                 Weighted           Weighted             Weighted             Weighted                    Weighted
                       Amortized Average  Amortized Average   Amortized  Average   Amortized  Average  Amortized   Fair   Average
                         Cost     Yield     Cost     Yield      Cost      Yield      Cost      Yield     Cost     Value    Yield
                       --------- -------- --------- --------  ---------  --------  ---------  -------- ---------  -----   --------
                                                                 (Dollars in thousands)
Securities available
 for sale:
Government-sponsored
 enterprises            $ 6,000   4.00%    $23,831   5.31%     $ 4,990    5.03%    $      -       -%   $ 34,821  $ 34,691  5.04%
Mortgage-backed
 securities available
 for sale:
Ginnie Mae                   --     --          --     --           --      --        8,635    4.58       8,635     8,543  4.58
Fannie Mae                   --     --          --     --        2,816    4.52       44,387    4.47      47,203    46,730  4.48
Freddie Mac                  --     --          --     --           --      --       49,554    4.56      49,554    49,378  4.56
Collateralized
 mortgage
 obligations                 --     --          --     --           --      --       22,430    5.07      22,430    22,291  5.07
                        -------   ----     -------   ----      -------    ----     --------    ----    --------  --------  ----
    Total mortgage-
     backed securities       --     --          --     --        2,816    4.52      125,006    4.62     127,822   126,942  4.62
                        -------   ----     -------   ----      -------    ----     --------    ----    --------  --------  ----

Total                   $ 6,000   4.00     $23,831   5.31      $ 7,806    4.85     $125,006    4.62    $162,643  $161,633  4.71
                        =======   ====     =======   ====      =======    ====     ========    ====    ========  ========  ====

Securities held to
 maturity:
Government-sponsored
 enterprises            $10,000   4.28     $22,097   5.08      $14,998    4.92     $      -       -    $ 47,095  $ 46,551  4.86

Municipal bonds              --     --       1,480   3.47       13,834    3.87       14,890    4.41      30,204    30,387  4.12
                        -------   ----     -------   ----      -------    ----     --------    ----    --------  --------  ----

    Total investment
     securities          10,000   4.28      23,577   4.98       28,832    4.42       14,890    4.41      77,299    76,938  4.57
                        -------   ----     -------   ----      -------    ----     --------    ----    --------  --------  ----

Mortgage-backed
 securities held to
 maturity:
Ginnie Mae                   --     --          83   4.91          463    4.88       12,879    3.97      13,425    13,152  4.01
Fannie Mae                   --     --       2,835   3.29       11,857    3.63       88,652    4.67     103,344   101,580  4.52
Freddie Mac                  --     --       3,243   2.15          714    4.79       37,461    5.16      41,418    41,099  4.93
Collateralized
 mortgage obligations        --     --          --     --           --      --        4,906    5.48       4,906     4,878  5.48
                        -------   ----     -------   ----      -------    ----     --------    ----    --------  --------  ----
    Total mortgage-
     backed securities       --     --       6,161   2.71       13,034    3.74      143,898    4.76     163,093   160,709  4.61
                        -------   ----     -------   ----      -------    ----     --------    ----    --------  --------  ----

Total                   $10,000   4.28%    $29,738   4.51%     $41,866    4.21%    $158,788    4.73%   $240,392  $237,647  4.60%
                        =======   ====     =======   ====      =======    ====     ========    ====    ========  ========  ====

Sources of Funds

      General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are Westfield Bank's primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Westfield Bank's deposits are primarily obtained from areas surrounding its offices. Westfield Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. Westfield Bank does not use brokers to obtain deposits.

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 40.4% of total deposits on December 31, 2006 and 46.2% on December 31, 2005. At December 31, 2006 and December 31, 2005, time deposits with remaining terms to maturity of less than one year amounted to $270.0 million and $227.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2006, 2005 and 2004.


      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.

                                                                          At December 31,
                                   ---------------------------------------------------------------------------------------------
                                               2006                            2005                            2004
                                   -----------------------------   -----------------------------   -----------------------------
                                                        Weighted                        Weighted                        Weighted
                                                        Average                         Average                         Average
                                    Amount    Percent    Rates      Amount    Percent    Rates      Amount    Percent    Rates
                                    ------    -------   --------    ------    -------   --------    ------    -------   --------
                                                                      (Dollars in thousands)
Demand deposits                    $ 42,383     6.75%    0.00%     $ 45,260     7.26%    0.00%     $ 48,305     7.88%    0.00%
NOW accounts                         80,527    12.83     1.40        69,137    11.10     0.83        57,050     9.31     0.51
Regular accounts                     36,110     5.76     0.50        41,387     6.64     0.50        44,882     7.33     0.50
Money market accounts                94,441    15.05     1.51       132,218    21.22     1.62       149,288    24.37     0.93
                                   --------   ------               --------   ------               --------   ------
Total non-certificate accounts      253,461    40.39     1.08       288,002    46.22     1.01       299,525    48.89     0.64
                                   --------   ------               --------   ------               --------   ------

Time certificates of deposit
Due within 1 year                   270,026    43.04     4.40       227,770    36.56     3.05       184,500    30.12     2.14
Over 1 year through 3 years          91,201    14.53     4.33        85,951    13.80     3.51       103,856    16.95     2.88
Over 3 years                         12,778     2.04     4.56        21,322     3.42     4.17        24,740     4.04     3.71
                                   --------   ------               --------   ------               --------   ------
Total certificate accounts          374,005    59.61     4.39       335,043    53.78     3.24       313,096    51.11     2.51
                                   --------   ------               --------   ------               --------   ------

Total                              $627,466   100.00%    3.05%     $623,045   100.00%    2.21%     $612,621   100.00%    1.59%
                                   ========   ======               ========   ======               ========   ======

      Certificate of Deposit Maturities. At December 31, 2006, Westfield Bank had $93.5 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

                                                                       Weighted
                                                                       Average
           Maturity Period                          Amount               Rate
-----------------------------------------           ------             --------
                                             (Dollars in thousands)
Three months or less                                $15,158             4.29%
Over three months through six months                 11,511             4.61
Over six months through twelve months                39,940             4.72
Over twelve months                                   26,844             4.57
                                                    -------
Total                                               $93,453             4.59%
                                                    =======


      Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.

                                                    At December 31, 2006
                    ------------------------------------------------------------------------------------
                                                     Period to Maturity
                    ------------------------------------------------------------------------------------
                    Less than     One to Two       Two to         More than                   Percent of
                    One Year        Years        Three Years     Three Years      Total         Total
                    ---------     ----------     -----------     -----------      -----       ----------
                                                   (Dollars in thousands)
2.00% and under     $  5,378       $    13         $     -         $     -       $  5,391        1.44%
2.01% to 3.00%        45,244         3,366               -               -         48,610       13.00
3.01% to 4.00%        19,854        19,247           2,710             100         41,911       11.21
4.01% to 5.00%       122,859        21,265          16,370          10,142        170,636       45.62
5.01% and over        76,691        21,532           6,698           2,536        107,457       28.73
                    --------       -------         -------         -------       --------      ------
Total               $270,026       $65,423         $25,778         $12,778       $374,005      100.00%
                    ========       =======         =======         =======       ========      ======

      Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank of Boston are available as an additional source of funds to finance Westfield Bank's lending and investing activities. Westfield Bank traditionally has not relied upon borrowings from the Federal Home Loan Bank. Westfield Bank's borrowings were $55.0 million at December 31, 2006.

      Westfield Bank offers repurchase agreements to commercial customers and higher balance retail customers. These agreements are linked to the customers' checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. By law, a bank cannot pay interest on commercial checking accounts, however, interest can be paid on non-deposit products such as repurchase agreements. Since these repurchase agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2006, such repurchase agreements borrowings totaled $17.9 million.

Personnel

      As of December 31, 2006, Westfield Bank had 136 full-time employees and 34 part-time employees. The employees are not represented by a collective bargaining unit, and Westfield Bank considers our relationship with its employees to be excellent.

                                    TAXATION

Federal

      General. The following discussion is intended as only a summary and does not purport to be a comprehensive description of the tax rules applicable to Westfield Bank or Westfield Financial. For federal income tax purposes, Westfield Bank reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and Westfield Financial is generally subject to federal income taxation in the same manner as other corporations. Since December 27, 2001, Westfield Bank and Westfield Financial have constituted an affiliated group of corporations and, therefore, have reported their income on a consolidated basis. Westfield Bank is currently undergoing an audit of the 2005 tax year by the IRS. The tax years up to and including the year ended December 31, 2002 are closed.

      Distributions. To the extent that Westfield Bank makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from Westfield Bank's unrecaptured tax bad debt reserve "base year reserve" (i.e. its reserve as of December 31, 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed, but no more than the amount of these reserves, will be included in Westfield Bank's taxable income. Non-dividend distributions include distributions in excess of Westfield Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Westfield Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Westfield Bank's income.

      The amount of additional income created from a non-dividend distribution is equal to the lesser of Westfield Bank's base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Westfield Bank does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

      Corporate Alternative Minimum Tax. The alternative minimum tax rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the alternative minimum tax functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation's alternative minimum taxable income is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The alternative minimum tax rate is 20%. Such preference items include adjustments for tax exempt interest, inside build-up of life insurance policies and accelerated depreciation deductions. During the past five years, we have not been subject to alternative minimum tax and therefore has no alternative minimum tax net operating losses or credit to utilize.

      Elimination of Dividends; Dividends Received Deduction. Westfield Financial may exclude from its income 100% of dividends received from Westfield Bank as a member of the same affiliated group of corporations.

      Net Operating Losses. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years. At December 31, 2006, Westfield Financial had no net operating loss carry forwards for federal income tax purposes.

State

      Financial institutions in Massachusetts are not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group files a separate annual income tax return. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

      Westfield Financial's state tax returns, as well as those of its subsidiaries, are not currently under audit. In June 2003, Westfield Bank reached a settlement with the Massachusetts Department of Revenue with respect to the Department of Revenue's tax assessment resulting from the Department of Revenue's disallowance of Westfield Bank's deduction of certain dividend distributions received by Westfield Bank from its real estate investment trust majority-owned subsidiary for the tax years ending December 31, 1999, 2001, and 2002. As a result, Westfield bank paid approximately $1.5 million to the Department of Revenue representing one-half of the assessment plus interest and obtained the Department of Revenue's release form liability for the remaining half assessed. Westfield bank dissolved the real estate investment trust during the fourth quarter of 2003.

                                   REGULATION

      General. As a federally-chartered savings bank, Westfield Bank is subject to regulation, examination, and supervision by the Office of Thrift Supervision as its chartering authority, and the Federal Deposit Insurance Corporation as its deposit insurer. Westfield Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation describing its activities and financial condition. Westfield Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

      Westfield Financial is a savings and loan holding company regulated by the Office of Thrift Supervision. As such, Westfield Financial is registered with and subject to Office of Thrift Supervision examination and supervision, as well as certain Office of Thrift Supervision reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Westfield Financial and Westfield Financial's non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board. Westfield Financial also is required to file reports with the Office of Thrift Supervision and the Securities and Exchange Commission, and otherwise comply with the rules and regulations of the Office of Thrift Supervision and the Securities and Exchange Commission under federal securities laws.

      The Office of Thrift Supervision and the Federal Deposit Insurance Corporation have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission or the United States Congress, could have a material adverse impact on Westfield Financial, Westfield Bank, and Westfield Financial's operations and stockholders.

      The following discussion is intended to be a summary of the material statutes and regulations applicable to federal savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Banks

      Business Activities. Westfield Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and Office of Thrift Supervision regulations. The Home Owners' Loan Act and the Office of Thrift Supervision regulations also limit Westfield Bank's authority to invest in certain types of loans or other investments. Permissible investments include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Westfield Bank may also establish service corporations that may engage in activities not otherwise permissible for Westfield Bank, including certain real estate equity investments and securities and insurance brokerage.

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

      Qualified Thrift Lender Test. The Home Owners' Loan Act requires that Westfield Bank, as a savings association, comply with the qualified thrift lender test. Under the qualified thrift lender test, Westfield Bank is required to maintain at least 65% of its portfolio assets in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, Westfield Bank's total assets less the sum of:

      o     specified liquid assets up to 20% of total assets;

      o     goodwill and other intangible assets; and

      o     the value of property used to conduct Westfield Bank's business.

      Westfield Bank also may satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986. If Westfield Bank fails the qualified thrift lender test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

      Westfield Bank met the qualified thrift lender test at December 31, 2006 and in each of the prior 12 months, and, therefore, is a "qualified thrift lender."

      Capital Requirements. Office of Thrift Supervision regulations require Westfield Bank to meet three minimum capital standards:

      (1) a tangible capital ratio requirement of 1.5% of total assets as adjusted under Office of Thrift Supervision regulations;

      (2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and

      (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed the amount of core capital.

      The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the Office of Thrift Supervision capital regulation based on the risks found by the Office of Thrift Supervision to be inherent in the type of asset.

      Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or Tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or Tier 2 capital) currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in Tier 2 capital. The allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

      At December 31, 2006, Westfield Bank met each of its capital requirements, in each case on a fully phased-in basis.

      Community Reinvestment. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, Westfield Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess Westfield Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by Westfield Bank.

      The Community Reinvestment Act regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

      o a lending test, to evaluate the institution's record of making loans in its assessment areas;

      o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

      o a service test, to evaluate the institution's delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

      Westfield Bank received a "Satisfactory" Community Reinvestment Act rating in its most recent examination, in January 2005.

      Transactions with Affiliates. Westfield Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W, as made applicable to federal savings associations by the Home Owners' Loan Act and the Office of Thrift Supervision regulations. In general, these transactions must be on terms that are as favorable to Westfield Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Westfield Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Westfield Bank. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that engage in activities not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      Loans to Insiders. Westfield Bank's authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the Home Owners' Loan Act and the Office of Thrift Supervision regulations. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Westfield Bank's capital. In addition, extensions for credit in excess of certain limits must be approved by Westfield Bank's Board of Directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations, including Westfield Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations as well as in response to unsafe or unsound practices.

      Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, the Office of Thrift Supervision has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

      In addition, the Office of Thrift Supervision adopted regulations that authorize, but do not require, the Office of Thrift Supervision to order a savings association that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, a savings association fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the Office of Thrift Supervision must issue an order directing action to correct the deficiency, may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of the Federal Deposit Insurance Act. If a savings association fails to comply with such an order, the Office of Thrift Supervision may seek to enforce such order in judicial proceedings and to impose civil money penalties.

      Prompt Corrective Regulatory Action. Pursuant to the Federal Deposit Insurance Act and the Office of Thrift Supervision prompt corrective action regulations, the Office of Thrift Supervision is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

      o     well-capitalized;

      o     adequately capitalized;

      o     undercapitalized; or

      o     critically undercapitalized.

When appropriate, the Office of Thrift Supervision can require corrective action by a savings and loan holding company under the "prompt corrective action" provisions of the Federal Deposit Insurance Act.

      At December 31, 2006, Westfield Bank met the criteria for being considered "well-capitalized."

      Capital Distributions. The Office of Thrift Supervision imposes various restrictions or requirements on Westfield Bank's ability to make capital distributions, including the payment of cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice with the Office of Thrift Supervision at least 30 days before making a capital distribution. Westfield Bank must file an application for prior approval if the total amount of its capital distributions for the applicable calendar year would exceed an amount equal to Westfield Bank's net income for that year plus Westfield Bank's retained net income for the previous two years.

      The Office of Thrift Supervision may disapprove of a notice of application if:

      o Westfield Bank would be undercapitalized following the distribution;

      o the proposed capital distribution raises safety and soundness concerns; or

      o the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

      Liquidity. Westfield Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      Insurance of Deposit Accounts. Westfield Bank is a member of the Deposit Insurance Fund, maintained by the Federal Deposit Insurance Corporation, and Westfield Bank pays its deposit insurance assessments to the Deposit Insurance Fund. The Deposit Insurance Fund was formed on March 31, 2006 following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005. In addition to merging the insurance funds, the Federal Deposit Insurance Reform Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the Federal Deposit Insurance Corporation greater flexibility in establishing the required reserve ratio. In its regulations implementing the Federal Deposit Insurance Reform Act, the Federal Deposit Insurance Corporation has set the current annual designated reserve ratio for the Deposit Insurance Fund at 1.25%.

      In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution's premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. The Bank's assessment rate at December 31, 2006 was 0.0122%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

      In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2006, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.24 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

      Federal Home Loan Bank System. Westfield Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Westfield Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank of Boston, Westfield Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2006 of $4.0 million. Any advances from an Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

      The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Westfield Bank's net interest income would be affected.

      Federal Reserve System. Westfield Bank is subject to provisions of the Federal Reserve Act and the Federal Reserve Board's regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations exempt $8.5 million of otherwise reservable balances from the reserve requirements. A 3.0% reserve is required for transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1,119,000 plus 10% of the amount over $45.8 million. Westfield Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Westfield Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve Board discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from the Federal Reserve Board.

      Prohibitions Against Tying Arrangements. Federal savings associations are subject to prohibitions on certain tying arrangements. A savings association is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain credit or services from a competitor of the institution.

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

      Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

      o financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

      o financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

      o financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

      o financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

      o bank regulators are directed to consider a depository institutions's or holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Office of Foreign Asset Control. Westfield Bank and Westfield Financial are, like all United States companies and individuals, prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserts that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

      Activities Restrictions Applicable to Westfield Financial. Under the Gramm-Leach-Bliley Act, Westfield Financial is prohibited from engaging in non-financial activities. As a result, Westfield Financial's activities are restricted to:

      o furnishing or performing management services for a savings institution subsidiary of such holding company;

      o     conducting an insurance agency or escrow business;

      o holding, managing, or liquidating assets owned or acquired from a savings association subsidiary of such company;

      o holding or managing properties used or occupied by a savings association subsidiary of such company;

      o     acting as trustee under a deed of trust;

      o any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

      o purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

      o     any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

      Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

      o lending, exchanging, transferring, investing for others, or safeguarding money or securities;

      o insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

      o     financial, investment, or economic advisory services;

      o issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

      o     underwriting, dealing in, or making a market in securities;

      o activities previously determined by the Federal Reserve Board to be closely related to banking;

      o activities that bank holding companies are permitted to engage in outside of the U.S.; and

      o     portfolio investments made by an insurance company.

      In addition, we cannot be acquired or acquire a company unless the acquirer is engaged solely in financial activities.

      Restrictions on Acquisition of Control Applicable to Westfield Financial. The Home Owners' Loan Act prohibits all savings and loan holding companies, including Westfield Financial, from acquiring, directly or indirectly:

      o control (as defined under the Home Owners' Loan Act) of another savings association (or a holding company parent) without prior Office of Thrift Supervision approval;

      o through merger, consolidation, or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such savings association (or a holding company) without prior Office of Thrift Supervision approval; or

      o control of any depository institution not insured by the Federal Deposit Insurance Corporation (except through a merger with and into the holding company's savings association subsidiary that is approved by the Office of Thrift Supervision).

      A savings and loan holding company may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association is located, except:

      o in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation;

      o if such holding company controls a savings savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

      o if the laws of the state in which the savings association to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

      Federal Securities Laws. Westfield Financial's common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended, and Westfield Financial is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934, as amended.

      The Sarbanes-Oxley Act. As a public company, Westfield Financial is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

      o     the creation of an independent accounting oversight board;

      o auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

      o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      o a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

      o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      o an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

      o the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      o the requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

      o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      o disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

      o mandatory disclosure by analysts of potential conflicts of interest; and

      o     a range of enhanced penalties for fraud and other violations.

      Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Westfield Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

      Quotation on the American Stock Exchange. Westfield Financial's common stock is traded on the American Stock Exchange. In order to maintain such quotation, Westfield Financial is subject to certain corporate governance requirements, including:

      o     a majority of its board must be composed of independent directors;

      o it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both American Stock Exchange rules as set forth in its Company Guide and by the regulations promulgated under the Securities Exchange Act of 1934, as amended;

      o its nominating committee and compensation committee must also be composed entirely of independent directors; and

      o each of its audit committee and nominating committee must have a publicly available written charter.

ITEM 1A. RISK FACTORS

      Our loan portfolio includes loans with a higher risk of loss. Westfield Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. In recent years, Westfield Bank has developed and implemented a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

      o Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

      o Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

      o Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

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

      We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We will have employment agreements with our Chairman and Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, and change of control agreements with several other senior executive officers, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

      We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. Westfield Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, as its chartering authority, and by the Federal Deposit Insurance Corporation as the insurer of its deposits up to certain limits. In addition, the Office of Thrift Supervision regulates and oversees Westfield Financial and Westfield Mutual Holding Company. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of Federal

Deposit Insurance Corporation regulation, the Federal Deposit Insurance Corporation's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for deposits has come from savings and commercial banks. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. We also face additional competition from internet-based institutions, brokerage firms and insurance companies. Competition for loan originations and deposits may limit our future growth and earnings prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      Westfield Bank currently conducts its business through its ten banking offices and eight off-site ATMs. As of December 31, 2006, the properties and leasehold improvements owned by us had an aggregate net book value of $12.2 million.

                                                             Year of  Lease or
Location                       Ownership      Year Opened    License Expiration
Main Office:

141 Elm St.                      Owned           1964               N/A
Westfield, MA

Branch Offices:

206 Park St.                     Owned           1957               N/A
West Springfield, MA

655 Main St.                     Owned           1968               N/A
Agawam, MA

26 Arnold St.                    Owned           1976               N/A
Westfield, MA

300 Southampton Rd.              Owned           1987               N/A
Westfield, MA

462 College Highway              Owned           1990               N/A
Southwick, MA

382 N. Main St.                  Leased          1997               2012
E. Longmeadow, MA

1500 Main St.                    Leased          2006               2016
Springfield, MA

1642 Northampton St.             Owned           2001               N/A
Holyoke, MA

1342 Liberty St.                 Owned           2001               N/A
Springfield, MA

ATMs:

337 N. Westfield St.             Leased          1988               2013
Feeding Hills, MA

830 Suffield St.             Tenant at will      1997               N/A
Agawam, MA

516 Carew St.                Tenant at will      2002               N/A
Springfield, MA

1000 State St.               Tenant at will      2003               N/A
Springfield, MA

115 West Silver St.          Tenant at will      2005               N/A
Westfield, MA

788 Memorial Ave.            Tenant at will      2006               N/A
West Springfield, MA

2620 Westfield St.           Tenant at will      2006               N/A
West Springfield, MA

98 Southwick Rd.             Tenant at will      2006               N/A
Westfield, MA

ITEM 3. LEGAL PROCEEDINGS

      Westfield Financial is not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, no legal proceedings will have a material effect on Westfield Financial's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Westfield Financial's common stock is listed on the American Stock Exchange under the symbol "WFD." At December 31, 2006, there were 9,728,912 shares of common stock issued and outstanding, and there were approximately 2,979 shareholders of record. Westfield Mutual Holding Company owned 5,607,400 shares, or 57.6% of Westfield Financial's common stock at December 31, 2006.

      On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007. After the second step conversion, shares of Westfield Financial common stock continued to trade on the American Stock Exchange under the symbol "WFD." As of January 4, 2007, there were 31,923,903 shares of Westfield Financial common stock outstanding.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange.

                                                                        Cash
                                                                      Dividends
                                                  Price Per Share     Declared
                                                 -----------------    ---------
      For the Year Ended December 31, 2006        High       Low
      ------------------------------------        ----       ---
      Fourth Quarter ended December 31, 2006     $34.90     $31.59      $0.35
      Third Quarter ended September 30, 2006      32.96      27.48       0.15
      Second Quarter ended June 30, 2006          29.00      23.20       0.35
      First Quarter ended March 31, 2006          25.24      24.00       0.15

                                                                        Cash
                                                                      Dividends
                                                  Price Per Share      Declared
                                                 -----------------    ---------
      For the Year Ended December 31, 2005        High       Low
      ------------------------------------        ----       ---
      Fourth Quarter ended December 31, 2005     $24.53     $22.12      $0.40
      Third Quarter ended September 30, 2005      25.69      23.48       0.10
      Second Quarter ended June 30, 2005          25.35      23.15       0.30
      First Quarter ended March 31, 2005          25.40      23.20       0.10

      A quarterly cash dividend of $0.15 per share was declared on January 24, April 25, July 25, and October 24, 2006 by the Board of Directors. In addition, the Board of Directors declared special cash dividends of $0.20 per share on April 25, and on October 24, 2006. The continued payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. Westfield Financial cannot guarantee the payment of dividends or that, if paid, that dividends will not be reduced or eliminated in the future.

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

      In July 2004, Westfield Financial announced that the Board of Directors had approved a share repurchasing program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares. At December 31, 2006 Westfield Financial had 99,862 shares remaining to be purchased under this program. Upon completion of the second step stock offering however, Repurchase Program 2 was eliminated.

      There were no sales by the Company of unregistered securities during the quarter ended December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

      The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Westfield Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

                                                                                         At December 31,
                                                              ---------------------------------------------------------------------
                                                                 2006           2005           2004           2003           2002
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                         (In thousands)
Selected Financial Condition Data:
Total assets                                                  $ 996,829      $ 805,095      $ 796,903      $ 795,216      $ 812,980

Loans, net(1)                                                   385,184        378,837        368,601        344,980        357,155
Securities available for sale                                    41,687         28,321         14,968         25,806         79,842

Securities held to maturity                                      77,299         73,323         71,298         69,927         45,960
Mortgage-backed securities available for sale                   126,942        101,138         73,316         76,177         90,468
Mortgage-backed securities held to maturity                     163,093        152,127        175,302        191,683        159,339

Deposits                                                        627,466        623,045        612,621        632,431        656,065

Customer repurchase agreements                                   17,919         14,441         14,615         12,135          8,724
Federal Home Loan Bank advances                                  55,000         45,000         45,000         20,000         15,000

Total equity (2)                                                289,408        115,842        118,051        124,804        126,699

Allowance for loan losses                                         5,437          5,422          5,277          4,642          4,325

Nonperforming loans                                               1,028          1,919          2,171          1,768          2,383

                                                                                   For the Years Ended
                                                                                       December 31,
                                                              ---------------------------------------------------------------------
                                                                 2006           2005           2004           2003           2002
                                                              ---------      ---------      ---------      ---------      ---------
                                                                             (In thousands, except per share data)
Selected Operating Data:
Interest and dividend income                                  $  42,435      $  37,306      $  34,428      $  35,635      $  43,013

Interest expense                                                 19,551         13,597         10,913         13,858         18,775
                                                              ---------      ---------      ---------      ---------      ---------

Net interest and dividend income                                 22,884         23,709         23,515         21,777         24,238

Provision for loan losses                                           390            465            750            750            934
                                                              ---------      ---------      ---------      ---------      ---------
Net interest and dividend income after provision for
 loan losses                                                     22,494         23,244         22,765         21,027         23,304

Total noninterest income (loss)                                   3,073          3,372          3,896          3,074           (362)

Total noninterest expense                                        19,390         18,464         17,776         17,630         16,659
                                                              ---------      ---------      ---------      ---------      ---------

Income before income taxes                                        6,177          8,152          8,885          6,471          6,283

Income taxes                                                      1,523          1,933          2,562          2,820          2,239
                                                              ---------      ---------      ---------      ---------      ---------
Net income                                                    $   4,654      $   6,219      $   6,323      $   3,651      $   4,044
                                                              =========      =========      =========      =========      =========

Basic earnings per share                                      $    0.50      $    0.66      $    0.65      $    0.36      $    0.39
Diluted earnings per share                                    $    0.49      $    0.64      $    0.64      $    0.36      $    0.38

Dividends per share paid                                      $    1.00      $    0.90      $    0.30      $    0.20      $    0.15

--------------------
(1)  Loans are shown net of deferred loan fees, allowance for loan losses and unadvanced loan funds.
(2)  Stockholders' equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield
     Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by
     Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

                                                                               At or for the Years Ended December 31,
                                                               ----------------------------------------------------------------
                                                               2006           2005           2004           2003           2002
                                                               ----           ----           ----           ----           ----
Selected Financial Ratios and Other Data(1)
Performance Ratios:
  Return on average assets                                      0.56%          0.77%          0.79%          0.45%          0.51%
  Return on average equity (2)                                  3.99           5.27           5.24           2.94           3.14
  Average equity to average assets (2)                         14.08          14.66          15.14          15.33          16.23
  Equity to total assets at end of year (3)                    29.03          14.39          14.83          15.69          15.58
  Average interest rate spread                                  2.61           2.89           2.94           2.55           2.54
  Net interest margin (4)                                       3.05           3.24           3.25           2.94           3.18
  Average interest-earning assets to average interest-
   earning liabilities                                        117.37         119.22         121.47         121.49         125.76
  Total noninterest expense to average assets                   2.34           2.29           2.24           2.18           2.10
  Efficiency ratio (5)                                         73.63          68.23          66.99          72.13          65.01
Regulatory Capital Ratios:
  Regulatory Tier 1 leverage capital                           29.07          14.48          14.69          15.31          15.65
  Tier 1 risk-based capital                                    54.38          24.54          25.75          28.46          28.77
  Total risk-based capital                                     55.39          25.68          26.90          29.63          29.78
Asset Quality Ratios:
  Nonperforming loans as a percent of total loans               0.26           0.50           0.58           0.51           0.66
  Nonperforming assets as a percent of total assets             0.10           0.24           0.27           0.22           0.29
  Allowance for loan losses as a percent of total loans         1.39           1.41           1.41           1.33           1.20
  Allowance for loan losses as a percent of
   nonperforming assets                                          529            283            243            263            181
Number of:
  Banking offices                                                 10             10             10             10             10
  Full-time equivalent employees                                 155            142            144            152            146

--------------------
(1)  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2)  Average equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by Westfield
     Financial and reported in its balance sheet as of December 31, 2006 and therefore affected the balance of stockholders'
     equity for one calendar day. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of the Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.
(3)  Stockholders' equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield
     Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by
     Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.
(4)  Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.
(5)  The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale of securities and sale of fixed assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview. Westfield Financial strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1853. Historically, Westfield Bank has been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Westfield Bank meets the needs of its local community through a community-based and service-oriented approach to banking.

      Westfield Financial has adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending. Westfield Financial's strategy also calls for increasing deposit relationships and broadening our product lines and services. Westfield Financial believes that this business strategy is best for its long term success and viability, and complements our existing commitment to high quality customer service. In connection with its overall growth strategy, Westfield Bank seeks to:

      o continue to grow its commercial and industrial and commercial real estate loan portfolio by targeting the commercial businesses in its primary market area and in northern Connecticut as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

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

      You should read our financial results for the year ended December 31, 2006 in the context of this strategy.

      o Net income for the year ended December 31, 2006 was $4.7 million, or $0.49 per diluted share, compared to $6.2 million, or $0.64 per diluted share for the year ended December 31, 2005.

      o Net interest and dividend income decreased $825,000 to $22.9 million for the year ended December 31, 2006, compared to $23.7 million for the same period in 2005. The net interest margin was 3.05% for the year ended December 31, 2006 and 3.24% for 2005. The yield on earning assets, on a fully taxable equivalent basis, increased 53 basis points to 5.56% for the year ended December 31, 2006, compared to the same period in 2005. The cost of paying liabilities, however, increased 81 basis points to 2.95% for the year ended December 31, 2006, compared to the same period in 2005.

      o Total assets increased $191.7 million to $996.8 million at December 31, 2006 from $805.1 million at December 31, 2005. Westfield Financial completed its second step stock offering with the issuance of 18,400,000 shares on January 3, 2007. Consequently, net proceeds, in the amount of $171.7 million, were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006.

      o Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

      o Cash and cash equivalents increased $128.0 million, to $154.5 million at December 31, 2006 from $26.5 million at December 31, 2005. The increase in cash and cash equivalents is the result of funds raised in the stock offering.

      o Commercial real estate and commercial and industrial loans increased $5.2 million to $274.8 million at December 31, 2006. Westfield Bank's strategic plan emphasizes commercial lending. The success of Westfield Bank's commercial lending is primarily dependent on the local and national economy, along with competition for commercial loans.

      o Residential real estate loans increased $2.6 million to $109.5 million at December 31, 2006 from $106.9 million at December 31, 2005. This increase is primarily attributable to a $6.1 million increase in fixed rate home equity loans. Apart from home equity loans, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate residential mortgages held in Westfield Bank's loan portfolio.

      o Securities, including mortgage-backed securities increased $54.1 million to $409.0 million at December 31, 2006, compared to $354.9 million at December 31, 2005. The largest segment of the securities portfolio is mortgage-backed securities, the majority of which are adjustable rate instruments. Management feels that investing funds in adjustable rate mortgage-backed securities has helped provide cash flow and in addition, helped reduce interest rate risk.

      o Total deposits increased $4.5 million to $627.5 million at December 31, 2006 from $623.0 million at December 31, 2005. Time deposits increased $39.0 million to $374.0 million at December 31, 2006, while regular savings and money market accounts decreased $43.1 million. As the rates paid on term deposits increased throughout 2006, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Checking accounts increased $8.5 million to $122.8 million at December 31, 2006. The increase is primarily due to a checking account product which pays higher rates to customers who maintain large balances.

      o Noninterest income decreased $280,000 to $3.1 million for the year ended December 31, 2006 compared to $3.4 million for the same period in 2005. The 2006 results included a net loss of $378,000 on the sale of fixed assets, which was primarily the result of the sale of a building that housed a former Westfield Bank branch.

      o Nonperforming loans were $1.0 million, or 0.26%, of total loans at December 31, 2006, compared to nonperforming loans of $1.9 million, or 0.50%, of total loans at December 31, 2005. The decrease in nonperforming loans was primarily the result of a $1.4 million payment in full received on a single commercial real estate relationship. Charge-offs decreased by $28,000 to $584,000 for the year ended December 31, 2006 from $612,000 for the year ended December 31, 2005.

      o The allowance for loan losses was $5.4 million at both December 31, 2006 and 2005. This represents 1.39% of total loans at December 31, 2006 and 1.41% of total loans at December 31, 2005. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 529% at December 31, 2006 and 283% at December 31, 2005.

      o Stockholder's equity at December 31, 2006 and December 31, 2005 was $289.4 million and $115.8 million, respectively, which represented 29.0% of total assets as of December 31, 2006 and 14.4% of total assets as of December 31, 2005. The change is primarily attributable to net proceeds of $171.7 million from the Company's second step stock offering.

      General. Westfield Financial's consolidated results of operations are comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Westfield Bank. Westfield Bank's consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit and money market account, NOW account and savings account deposits and borrowings from the Federal Home Loan Bank of Boston. The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on sales of securities and securities writedowns.

      Critical Accounting Policies. Westfield Financial's accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. Given Westfield Financial's current business strategy and asset/liability structure, the more critical policies are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and discount rate assumptions used for benefit liabilities. In addition to the informational disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial's policy on each of these accounting policies is described in detail in the applicable sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of Westfield Financial's Board of Directors.

      On a quarterly basis, Westfield Financial reviews available for sale investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Westfield Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in "Business of Westfield Financial and Westfield Bank - Lending Activities - Allowance for Loan Losses." Westfield Financial's methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for identified problems or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The allocation of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting Westfield Financial's key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to Westfield Financial's condition and net interest and dividend income for the years ended December 31, 2006, 2005 and 2004 and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

                                                                    For the Year Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                  2006                            2005                            2004
                                      -----------------------------   -----------------------------   ----------------------------
                                                            Average                         Average                        Average
                                      Average               Yield/    Average               Yield/    Average              Yield/
                                      Balance    Interest    Cost     Balance    Interest    Cost     Balance    Interest   Cost
                                      -------    --------   -------   -------    --------   -------   -------    --------  -------
                                                                         (Dollars in thousands)
ASSETS:
Interest-earning assets:
Short term investments(1)             $ 18,658   $   872     4.67%    $ 30,141   $   932     3.09%    $ 20,866   $   290    1.39%
Securities                             372,519    16,764     4.50      344,618    14,102     4.09      361,253    13,802    3.82
Loans(2)                               386,039    25,586     6.63      383,436    23,136     6.03      366,677    21,198    5.78
                                      --------   -------              --------   -------              --------   -------
    Total interest-earning assets      777,216    43,222     5.56      758,195    38,170     5.03      748,796    35,290    4.71
                                                 -------                         -------                         -------
    Total noninterest-earning
     assets                             50,535                          47,226                          46,135
                                      --------                        --------                        --------
    Total assets                      $827,751                        $805,421                        $794,931
                                      ========                        ========                        ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:

NOW accounts                            73,256       908     1.24       60,839       325     0.53       48,004       249    0.52
Savings accounts                        45,241       226     0.50       43,250       217     0.50       47,728       234    0.49
Money market deposit accounts          109,710     1,684     1.53      144,629     2,117     1.46      152,855     1,419    0.93
Time certificates of deposit           368,901    14,450     3.92      325,050     9,154     2.82      317,563     7,723    2.43
                                      --------   -------              --------   -------              --------   -------
    Total interest-bearing
     deposits                          597,108    17,268               573,768    11,813               566,150     9,625
Customer repurchase agreements
 and other borrowings                   65,062     2,283     3.51       62,209     1,784     2.87       50,309     1,288    2.56
                                      --------   -------              --------   -------              --------   -------
Interest-bearing liabilities           662,170    19,551     2.95      635,977    13,597     2.14      616,459    10,913    1.77
                                      --------   -------              --------   -------              --------   -------

Noninterest-bearing deposits            41,134                          44,590                          52,631
Other noninterest-bearing
 liabilities                             7,927                           6,819                           5,488
                                      --------                        --------                        --------
    Total noninterest-bearing
     liabilities                        49,061                          51,409                          58,119
                                      --------                        --------                        --------
    Total liabilities                  711,231                         687,386                         674,578
    Total equity                       116,520                         118,035                         120,353
                                      --------                        --------                        --------
    Total liabilities and equity      $827,751                        $805,421                        $794,931
                                      ========                        ========                        ========

Net interest and dividend income                 $23,671                         $24,573                         $24,377
                                                 =======                         =======                         =======
Net interest rate spread(3)                                  2.61                            2.89                           2.94
Net interest margin(4)                                       3.05%                           3.24%                          3.25%
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                117.4x                          119.2x                         121.5x

--------------------
(1)  Short term investments include Federal funds sold.
(2)  Loans, including non-accrual loans, are net of deferred loan origination costs (fees), and unadvanced funds.
(3)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)  Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.


      Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Westfield Financial's interest and dividend income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) interest income changes attributable to changes in volume (changes in volume multiplied by prior rate); (2)interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change.

      The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                          Year Ended December 31, 2006          Year Ended December 31, 2005
                                             Compared to Year Ended                 Compared to Year Ended
                                                December 31, 2005                   December 31, 2004
                                               Increase/(Decrease)                   Increase/(Decrease)
                                         ------------------------------     -----------------------------------
                                              Due to                           Due to
                                         ------------------                 -------------------
                                         Volume        Rate        Net       Volume       Rate             Net
                                         -----------------      -------     -------------------         -------
                                                                 (In thousands)
Interest-earning assets:
  Short term investments                $  (355)     $   295     $   (60)    $   129      $   513        $   642
  Investment securities                   1,142        1,520       2,662        (636)         936            300
  Loans                                     157        2,293       2,450         969          969          1,938
                                        -------      -------     -------     -------      -------        -------

  Total interest-earning assets             944        4,108       5,052         462        2,418          2,880
                                        -------      -------     -------     -------      -------        -------

Interest-bearing liabilities:
  NOW accounts                               66          517         583          67            9             76
  Savings accounts                           10           (1)          9         (22)           5            (17)
  Money market deposit accounts            (511)          78        (433)        (76)         774            698
  Time certificates of deposit            1,235        4,061       5,296         182        1,249          1,431
  Customer repurchase
   agreements and other borrowings           82          417         499         305          191            496
                                        -------      -------     -------     -------      -------        -------
  Total interest-bearing
   liabilities                              882        5,072       5,954         456        2,228          2,684
                                        -------      -------     -------     -------      -------        -------
  Change in net interest and
   dividend income                      $    62      $  (964)    $  (902)    $     6      $   190        $   196
                                        =======      =======     =======     =======      =======        =======

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

      Total assets increased $191.7 million to $996.8 million at December 31, 2006 from $805.1 million at December 31, 2005. Westfield Financial completed its second step stock offering with the issuance of 18,400,000 shares on January 3, 2007. Consequently, net proceeds, in the amount of $171.7 million, were recognized by Westfield Financial and reported in its balance sheet as December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

      Cash and cash equivalents increased $128.0 million, to $154.5 million at December 31, 2006 from $26.5 million at December 31, 2005. The increase in cash and cash equivalents is the result of funds raised in the stock offering.

      Net loans during this period increased by $6.4 million to $385.2 million at December 31, 2006, from $378.8 million at December 31, 2005.

      Commercial real estate loans increased $5.0 million to $174.5 million at December 31, 2006 from $169.5 million at December 31, 2005. Commercial and industrial loans increased $218,000 to $100.2 million at December 31, 2006 from $100.0 million at December 31, 2005. Westfield Bank's strategic plan calls for emphasis on commercial lending. The success of the plan to grow commercial loans is primarily dependent upon the health of the local and national economy and competition for commercial loans.

      Residential real estate loans increased $2.6 million to $109.9 million at December 31, 2006 from $107.3 million at December 31, 2005. This increase is primarily attributable to a $6.1 million increase in fixed rate home equity loans. Westfield Bank refers its residential real estate borrowers to a third party mortgage company for all real estate loans other than home equity loans. As a result, substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Westfield Bank receives a fee from each of these loans originated. Westfield Bank believes that this program has diversified its loan portfolio and continues to reduce interest rate risk by reducing the amount of long-term fixed rate residential mortgages held in Westfield Bank's loan portfolio.

      Securities, including mortgage-backed securities increased $54.1 million to $409.0 million at December 31, 2006 as compared to $354.9 million at December 31, 2005. The largest segment of the securities portfolio is mortgage-backed securities, the majority of which are adjustable rate instruments. Management feels that investing funds in adjustable rate mortgage backed securities has helped provide cash flow and in addition, helped reduce interest rate risk.

      Total deposits increased $4.5 million to $627.5 million at December 31, 2006 from $623.0 million at December 31, 2005. Time deposits increased $39.0 million to $374.0 million at December 31, 2006, while regular savings and money market accounts decreased $43.1 million. As the rates paid on term deposits increased throughout 2006, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Checking accounts increased $8.5 million to $122.8 million at December 31, 2006. The increase is primarily due to a new checking account product which pays higher rates to customers who maintain large balances.

      Federal Home Loan Bank borrowings increased $10.0 million to $55.0 million at December 31, 2006 from $45.0 million at December 31, 2005. Customer repurchase agreements increased $3.5 million to $17.9 million at December 31, 2006 from $14.4 million at December 31, 2005. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All the customer repurchase agreements are held by Westfield Bank's commercial loan customers. The increase in customer repurchase agreements is consistent with Westfield Bank's strategy to emphasize commercial customer relationships.

      Stockholder's equity at December 31, 2006 and December 31, 2005 was $289.4 million and $115.8 million, respectively, which represented 29.0% of total assets as of December 31, 2006 and 14.4% of total assets as of December 31, 2005. The change is primarily attributable to net proceeds of $171.7 million from the Company's second step stock offering.

Comparison of Operating Results for Years Ended December 31, 2006 and 2005

      General. Net income for the year ended December 31, 2006 was $4.7 million, or $0.49 per diluted share, compared to $6.2 million, or $0.64 per diluted share for the year ended December 31, 2005.

      Interest and Dividend Income. Total interest and dividend income increased $5.1 million, or 13.7%, to $42.4 million for the year ended December 31, 2006, compared to $37.3 million for the same period in 2005.

      The increase in interest income was primarily the result in an increase in the yield on earning assets. The average yield on earning assets increased 53 basis points to 5.53% for the year ended December 31, 2006 compared to 5.03% for the same period in 2005. The increase in yield on earning assets was primarily the result of the rising interest rate environment.

      Interest and dividends on securities was $16.1 million for the years ended December 31, 2006 and $13.4 million for the same period in 2005. The average balance on securities increased $27.9 million to $372.5 million at December 31, 2006 from $344.6 million at December 31, 2005. In addition, the fully taxable equivalent yield on securities increased from 4.09% for the year 2005 to 4.50% for the same period in 2006. As lower yielding investments purchased in a higher rate environment matured, were called, or paid down in 2006, the funds were reinvested at higher rates. In addition, the interest rate on adjustable rate securities repriced upward in the rising interest rate environment.

      Interest income from commercial real estate loans and commercial and industrial loans increased $2.8 million for the year ended December 31, 2006 from the year ended December 31, 2005. In accordance with Westfield Bank's strategic plan, the average balance of commercial real estate loans and commercial and industrial loans increased $9.9 million to $269.2 million for the year ended December 31, 2006, compared to $259.3 million for the same period in 2005.

      Interest income from residential real estate loans decreased $69,000 to $6.4 million for the year ended December 31, 2006, compared to $6.5 million for the same period in 2005. The average balance of residential real estate loans decreased $4.6 million to $110.6 million for the year ended December 31, 2006 from $115.2 million for the year ended December 31, 2005 due to our residential real estate loan program with a third party mortgage company. In addition, interest on consumer loans decreased $221,000 to $410,000 for the year ended December 31, 2006, compared to $631,000 for the same period in 2005. This was primarily the result of a decrease in the average balance of consumer loans from $9.0 million for 2005 to $6.3 million for 2006 due to management's decision to discontinue indirect automobile loan originations in 2003 and allow the portfolio to paydown.

      Interest Expense. Interest expense for the year ended December 31, 2006 increased $6.0 million to $19.6 million from the comparable 2005 period. This was attributable to an increase in the average cost of interest-bearing liabilities increasing 81 basis points to 2.95% for the year ended December 31, 2006 from 2.14% for the same period in 2005. In addition, the average balance of total interest-bearing liabilities increased $26.2 million to $662.2 million for the year ended December 31, 2006 from $636.0 million for the same period in 2005.

      As the rates paid on term deposits increased throughout 2006, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits.

      Net Interest and Dividend Income. Net interest and dividend income decreased $825,000 to $22.9 million for the year ended December 31, 2006 as compared to $23.7 million for the same period in 2005. The net interest margin, on a fully taxable equivalent basis, was 3.05%, for the twelve months ended December 31, 2006 compared to 3.24% for the twelve months ended December 31, 2005.

      The decrease in the net interest margin was primarily the result of higher funding costs. The average cost of interest-bearing liabilities increased 81 basis points to 2.95% for the twelve months ended December 31, 2006 from 2.14% for same period in 2005. The yield on interest-earning assets, on a fully taxable equivalent basis, increased 53 basis points to 5.56% for the twelve months ended December 31, 2006 from 5.03% for same period in 2005. The increase in the average cost of interest-bearing liabilities is primarily due to an increase in the cost of time deposits resulting from the rising rate environment.

      Provision for Loan Losses. The provision for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

      The amount that Westfield Bank allocated to the provision for loan losses during the year ended December 31, 2006 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include partially replenishing the net charge offs for the same period, tempered by a reduction in nonperforming loans and a net decrease in the loan portfolio. After evaluating these factors, Westfield Bank provided $390,000 for loan losses for the year ended December 31, 2006, compared to $465,000 for the same period in 2005. The allowance was $5.4 million at both December 31, 2006 and December 31, 2005. The allowance for loan losses was 1.39% of total loans at December 31, 2006 and 1.41% at December 31, 2005.

      At December 31, 2006, commercial real estate loans and commercial and industrial loans increased $5.2 million as compared to December 31, 2005. Commercial real estate loans and commercial and industrial loans comprised 70.4% of Westfield Bank's loan portfolio as of December 31, 2006, compared to 70.2% as of December 31, 2005. Westfield Bank considers these types of loans to contain more credit risk and market risk than conventional residential real estate mortgages, which increased by $2.6 million during the year ended December 31, 2006. Consumer loans decreased $1.5 million from December 31, 2005 and remained stable at $5.8 million as of December 31, 2006. Nonperforming loans were $1.0 million at December 31, 2006 and $1.9 million at December 31, 2005.

      Net charge offs were $375,000 for the year ended December 31, 2006. This was comprised of charge-offs of $584,000 for the year ended December 31, 2006, partially offset by recoveries of $209,000 for the same period.

      Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

      Noninterest Income. Noninterest income decreased $299,000 to $3.1 million for the year ended December 31, 2006 compared to $3.4 million for the same period in 2005. The 2006 results included a net loss of $378,000 on the sale of fixed assets, which was primarily the result of the sale of a building that housed a former Westfield Bank branch.

      Fees received from the third party mortgage company were $96,000 for the year ended December 31, 2006, compared to $107,000 for the same period in 2005. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

      Income from bank-owned life insurance increased $43,000 to $801,000 for the year ended December 31, 2006 compared to the same period in 2005. This was primarily the result of a $1.5 million increase in the average balance of bank-owned life insurance in 2006 compared to 2005.

      Noninterest Expense. Noninterest expense for the twelve months ended December 31, 2006 was $19.4 million compared to $18.5 million for the same period in 2005. Salaries and benefits increased $830,000 for the year ended December 31, 2006, compared to the same period in 2005. This was primarily the result of an increase in salary expense of $385,000 related to hiring additional personnel and normal salary increases. In addition, Westfield Financial recorded expenses of $293,000 related to stock options for the year ended December 31, 2006 compared to none for the same period in 2005. The requirement to expense stock-based compensation related to stock options became effective for Westfield Financial for the fiscal year beginning on January 1, 2006.

      Income Taxes. Income taxes decreased $410,000 to $1.5 million in 2006 primarily as a result of a decrease in income before income taxes. The effective tax rate was 24.7% in 2006 compared to 23.7% for 2005. The effective tax rate for 2006 reflects the utilization of Elm Street Securities Corporation, a Massachusetts corporation, and in 2005, also includes Westfield Securities Corporation, a Massachusetts corporation. Westfield Securities Corporation was dissolved in the third quarter of 2005.

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

      Total deposits increased $10.4 million to $623.0 million December 31, 2005 from $612.6 million at December 31, 2004. Time deposits increased $21.9 million to $335.0 million at December 31, 2005, while regular savings and money market accounts decreased $20.6 million. As the rates paid on term deposits increased throughout 2005, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Demand deposits and NOW accounts increased $9.0 million to $114.3 million at December 21, 2005. The increase is primarily due to a new checking account product which pays higher rates to customers who maintain large balances.

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

Comparison of Operating Results for Years Ended December 31, 2005 and 2004

      General. Net income for the year ended December 31, 2005 and $6.2 million, or $0.64 per diluted share, compared to $6.3 million, or $0.64 per diluted share for the year ended December 31, 2004. The 2004 results included net gains from the sale of securities of $877,000 for the year ended December 31, 2004. This was primarily the result of the Company selling its common stock portfolio in 2004. Net gains from sales of securities for the year ended December 31, 2005 were $19,000.

      Interest and Dividend Income. Total interest and dividend income increased $2.9 million or 8.4% to $37.3 million for the year ended December 31, 2005, compared to $34.4 million for the same period in 2004.

      The increase in interest income was primarily the result of an increase in the yield on earning assets. The average yield on earning assets increased 32 basis points to 5.03% for the year ended December 31, 2005 compared to 4.71% for the same period in 2005. The increase in yield on earning assets was primarily the result of the rising interest rate environment.

      Interest and dividends on securities was $13.6 million for the years ended December 31, 2005 and $13.2 million for the same period in 2004. The average yield on securities increased from 3.82% for the year 2004 to 4.09% for the same period in 2005. This change was offset by a $16.7 million decrease in the average balance of securities from $361.3 million for 2004 to $344.6 million for 2005. Market interest rates increased during 2005. As lower yielding investments purchased in a higher rate environment matured, were called, or paid down in 2005, the funds were reinvested at higher rates. In addition, the interest rate on adjustable rate securities repriced upward in the rising interest rate environment.

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

      Interest Expense. Interest expense for the year ended December 31, 2005 increased $2.7 million to $13.6 million from the comparable 2004 period. This was attributable to an increase in the average cost of interest-bearing liabilities increasing 37 basis points to 2.14% for the year ended December 31, 2005 from 1.77% for the same period in 2004. In addition, the average balance of total interest-bearing liabilities increased $19.5 million to $636.0 million for the year ended December 31, 2005 from $616.5 million for the same period in 2004. As the rates paid on term deposits increased throughout 2005, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits.

      Net Interest and Dividend Income. Net interest and dividend income increased $194,000 to $23.7 million for the twelve months ended December 31, 2005 as compared to $23.5 million for the same period in 2004. The net interest margin was 3.24% for the twelve months ended December 31, 2005 and 3.25% for the twelve months ended December 31, 2004.

      The increase in income from interest-earning assets was mostly offset by an increase in interest expense from interest-bearing liabilities. The average cost of interest-bearing liabilities increased 37 basis points to 2.14% for the twelve months ended December 31, 2005 from 1.77% for same period in 2004. The yield on interest-earning assets increased 32 basis points to 5.03% for the twelve months ended December 31, 2005 from 4.71% for same period in 2004.

      Provision for Loan Losses. The amount that Westfield Bank allocated to the provision for loan losses during the year ended December 31, 2005 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include growth of $30.5 million in the commercial real estate and commercial and industrial loan portfolio and replenishing the net charge offs for the same period. After evaluating these factors, Westfield Bank provided $465,000 for loan losses for the year ended December 31, 2005, compared to $750,000 for the same period in 2004. The allowance was $5.4 million at December 31, 2005 and $5.3 million at December 31, 2004. The allowance for loan losses was 1.41% of total loans at both December 31, 2005 and 2004.

      At December 31, 2005, commercial real estate loans and commercial and industrial loans increased $30.5 million compared to December 31, 2004. Commercial real estate loans and commercial and industrial loans comprised 70.2% of Westfield Bank's loan portfolio as of December 31, 2005 compared to 64.0% as of December 31, 2004. Westfield Bank considers these types of loans to contain more credit risk and market risk than conventional residential real estate mortgages, which decreased by $15.9 million during the year ended December 31, 2005. Consumer loans also decreased $4.3 million to $7.3 million at December 31, 2005. Nonperforming loans were $1.9 million December 31, 2005 and $2.2 million at December 31, 2004.

      Net charge-offs were $320,000 for the year ended December 31, 2005. This was comprised of charge-offs of $612,000 for the year December 31, 2005, partially offset by recoveries of $292,000 for the same period.

      Noninterest Income. Noninterest income decreased $524,000 to $3.4 million in 2005 from $3.9 million for 2004. Net gains from sales and writedowns of securities were $19,000 for the year ended December 31, 2005, compared to $877,000 for the same period in 2004. This is primarily the result of Westfield Financial selling its common stock portfolio in 2004 to comply with Office of Thrift Supervision regulations. Income on bank-owned life insurance was $758,000 for the period ended December 31, 2005, compared to $741,000 for the same period in 2004.

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

      Noninterest Expense. Noninterest expense for the twelve months ended December 31, 2005 was $18.5 million as compared to $17.8 million for the same period in 2004. Salaries and benefits increased $402,000 for the year ended December 31, 2005, compared to the same period in 2004. This was primarily the result of normal increases in salaries and health care costs along with an increase in stock-based benefit plan expenses of $176,000.

      Advertising and marketing expenses increased $195,000 for the twelve months ended December 31, 2005, compared to the same period in 2004. This was the result of management's decision to increase spending on advertising and marketing to promote the Bank's products and services.

      Income Taxes. Income taxes decreased $629,000 to $1.9 million in 2005. The effective tax rate was 23.7% in 2005 compared to 28.8% for 2004. This was primarily the result of an increase in income from tax-exempt assets. The effective tax rates for 2005 and 2004 also reflect the utilization of Westfield Securities Corporation (dissolved in the third quarter of 2005), and Elm Street Securities Corporation, both Massachusetts qualified securities corporations.

Liquidity and Capital Resources

      The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank were $55.0 million at December 31, 2006 and $45.0 million at December 31, 2005. At December 31, 2006, Westfield Bank's maximum borrowing capacity from the Federal Home Loan Bank was approximately $25.0 million, net of any outstanding borrowings. Westfield Bank has the ability to increase its borrowing capacity with the Federal Home Loan Bank by pledging investment securities or loans. In addition, Westfield Bank may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow Westfield Bank to borrow money using its securities as collateral.

      Westfield Bank also has outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is also obligated under agreements with the Federal Home Loan Bank to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2006 follows:

                                                    After 1 Year     After 3 Years
                                          Within     but Within       but Within          After
                                          1 Year      3 Years          5 Years           5 Years          Total
                                          ------      -------          -------           -------          -----
                                                                 (In thousands)
Lease Obligations
  Operating lease obligations           $     366    $     727         $     735        $   7,037       $   8,865
                                        ---------    ---------         ---------        ---------       ---------

Borrowings
  Federal Home Loan Bank                $  30,000    $  20,000         $    --          $   5,000       $  55,000
                                        ---------    ---------         ---------        ---------       ---------

Credit Commitments
  Available lines of credit             $  45,235    $    --           $    --          $  13,040       $  58,275
  Other loan commitments                   25,656       12,997              --               --            38,653
  Letters of Credits                        5,571         --                --                588           6,159
                                        ---------    ---------         ---------        ---------       ---------
  Total credit commitments                 76,462       12,997              --             13,628         103,087
                                        ---------    ---------         ---------        ---------       ---------

Total                                   $ 106,828    $  33,724         $     735        $  25,665       $ 166,952
                                        =========    =========         =========        =========       =========

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Westfield Financial's primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2006, Westfield Bank originated loans of approximately $111.0 million, and during the comparable period of 2005, Westfield Bank originated loans of approximately $118.1 million. Under Westfield Bank's residential real estate loan program, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $138.8 million for the year ended December 31, 2006 and $125.9 million for the year ended December 31, 2005. At December 31, 2006, Westfield Bank had loan commitments to borrowers of approximately $44.8 million, and available home equity and unadvanced lines of credit of approximately $58.3 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $4.4 million during the year ended December 31, 2006 and increased $10.4 million during the year ended December 31, 2005. Time deposit accounts scheduled to mature within one year were $270.0 million at December 31, 2006. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. Westfield Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      At December 31, 2006, Westfield Bank exceeded each of the applicable regulatory capital requirements. Westfield Bank's tier 1 leverage capital was $113.9 million, or 11.9% to adjusted total assets. Westfield Bank's tier 1 capital to risk weighted assets was $113.9 million or 21.7%. Westfield Bank had total capital to risk weighted assets of $119.3 million or 22.7%.

      Westfield Financial does not anticipate any material capital expenditures during calendar year 2007, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Westfield Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Management of Market Risk

As a financial institution, Westfield Financial's primary market risk is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure. Fluctuations in interest rates will affect both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets.

      The primary goal of Westfield Financial's interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down and control variations in the market value of assets, liabilities and net worth as interest rates vary. Westfield Financial seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, net interest income will remain within an acceptable range.

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

      In recent years, Westfield Bank's lending activities have emphasized commercial real estate and commercial and industrial loans. Commercial real estate loans have grown $30.2 million or 20.9% since December 31, 2004. Commercial and industrial loans have grown $5.5 million or 5.8% since December 31, 2004. Consumer loans decreased $5.7 million, or 49.5%, since December 31, 2004. Management curtailed its indirect lending beginning in fiscal year 2000 and in the fourth quarter of 2003 the program was discontinued. Management believes that Westfield Bank's increased emphasis on commercial lending has allowed it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

      Westfield Bank's primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and NOW accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

      o maintaining the diversity of Westfield Bank's existing loan portfolio through the origination of commercial loans and commercial real estate loans which typically have variable rates and shorter terms than residential mortgages; and

      o emphasizing investments with an expected average duration of five years or less.

      In addition, emphasis on commercial loans has reduced the average maturity of Westfield Bank's loan portfolio. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. Westfield Financial monitors interest rate sensitivity so that it can adjust its asset and liability mix in a timely manner and minimize the negative effects of changing rates.

      Each of Westfield Bank's sources of liquidity is vulnerable to various uncertainties beyond the control of Westfield Bank. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. Westfield Bank's financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates and other market conditions. Management considers Westfield Bank's sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets

      Net Interest and Dividend Income Simulation. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200 and 300 and decrease 100, 200 and 300 basis points, respectively, from current rates over the one year time period following the current consolidated financial statements.

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

      The tables below set forth as of December 31, 2006 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

                 For the Twelve Months Ending December 31, 2007
                             (Dollars in thousands)
                 ------------------------------------------------------
                       Changes in           Net Interest
                  Interest Rates (Basis     and Dividend
                        Points)               Income           % Change
                  ---------------------     ------------       --------
                          300                 33,290              2.7%
                          200                 33,153              2.3%
                          100                 32,872              1.4%
                            0                 32,413              0.0%
                         -100                 32,245            - 0.5%
                         -200                 32,909              1.5%
                         -300                 31,850             -1.7%

      Market rates were assumed to increase 100, 200 and 300 basis points and decrease 100, 200 and 300 basis points, in even increments over the twelve month period. The repricing and/or new rates of assets and liabilities moved in tandem with market rates. However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount.

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

Recent Accounting Pronouncements

      On January 1, 2006 Westfield Financial adopted SFAS 123(R), Share-Based Payment ("SFAS 123(R)" or the "Statement"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The effect of SFAS 123(R) is that entities are required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Westfield Financial uses the binomial model for its adoption of the Statement.

      Westfield Financial adopted SFAS 123(R) on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123(R). Also under this method, expense is recognized for awards that were granted prior to January 1, 2006 but vest after January 1, 2006, based on the fair value determined at the grant date under SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). Prior to the adoption of SFAS 123(R), Westfield Financial accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Accordingly, Westfield Financial previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

      In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statement No. 140. This statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the "fair value method"). This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of Westfield Financial's 2007 calendar year. As management does not plan to adopt the fair value method of accounting for its servicing rights, this Statement is not expected to have a material impact on Westfield Financial's consolidated financial statements.

      In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on Westfield Financial's consolidated financial statements.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for Westfield Financial on January 1, 2008 and is not expected to have a material impact on Westfield Financial's consolidated financial statements.

      In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)." This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for Westfield Financial for the year ended December 31, 2006 and is not expected to have a material impact on Westfield Financial's consolidated financial statements.

      In September 2006, the FASB ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Westfield Financial is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by Westfield Financial for the year ended December 31, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Westfield Financial does not expect SFAS 159 to have a material impact on the consolidated financial statements.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and accompanying Notes of Westfield Financial have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Westfield Financial's operations. Unlike industrial companies, Westfield Financial's assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk," for a discussion of quantitative and qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Westfield Financial may be found on pages F-1 through F-41 of this report.

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

Management Report on Internal Control Over Financial Reporting

      o The management of Westfield Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Westfield Financial Inc.'s internal control system is a process designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

      o Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Westfield Financial Inc.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Westfield Financial Inc.'s assets that could have a material effect on our financial statements.

      o Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      o Westfield Financial, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the company's internal control over financial reporting is effective based on those criteria.

      o Westfield Financial Inc.'s Independent Registered Public Accounting Firm has issued an audit report on our assessment of, and the effective operation of, the company's internal control over financial reporting as of December 31, 2006. This report appears on pages F-42 and F-43.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Performance Graph

The following graph compares Westfield Financial, Inc.'s total cumulative shareholder return by an investor who invested $100.00 on December 31, 2001 to December 31, 2006, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.

CHART

                             12/01    12/02    12/03    12/04    12/05    12/06
-------------------------------------------------------------------------------
Westfield Financial, Inc.    100.00   117.09   181.44   199.87   192.85   288.17
Russell 2000                 100.00    79.52   117.09   138.55   144.86   171.47
NASDAQ Bank                  100.00    59.14    89.11   103.85   130.57   166.05

Directors

      Westfield Financial's Board of Directors consists of eleven members. Westfield Financial's Articles of Organization provide that the Board of Directors shall be divided into three classes, as nearly equal in number as possible.

      The following table sets forth each director of Westfield Financial, and his or her age, the year when he or she began serving as director, and the year when his or her current terms of office as director will expire.


                                                     Position with
Name                          Age(1)            New Westfield Financial             Term Expires    Served Since(2)
----------------------        ------  ----------------------------------             -----------    ---------------
Victor J. Carra                 66    Director                                          2007              1995
David C. Colton, Jr.            63    Director                                          2009              1980
Robert T. Crowley               58    Director                                          2008              1999
Harry C. Lane                   68    Director                                          2008              1978
William H. McClure              71    Director                                          2008              1996
Mary C. O'Neil                  71    Director                                          2009              1994
Richard C. Placek               67    Director                                          2007              1979
Paul R. Pohl                    65    Director                                          2008              1999
Charles E. Sullivan             63    Director                                          2007              1992
Thomas C. Sullivan              73    Director                                          2007              1989
Donald A. Williams              62    Chairman and Chief Executive Officer              2009              1983

--------------------
(1)  At December 31, 2006.
(2)  Includes terms served on the Board of Directors of Westfield Bank. All members of the current Board of Directors of Westfield Financial have served as directors since the company's inception in 2001.

Business Experience of Directors

      The business experience of each director for at least the past five years is set forth below.

      Victor J. Carra served as Executive Vice President of Westfield Bank from 1998 until 2005, and as Executive Vice President of Westfield Financial from its inception in 2001 until 2005. Since 1975, Mr. Carra served in various capacities during his employment with Westfield Bank.

      David C. Colton, Jr. is the former owner and operator of The Colton Agency, Inc., an insurance agency located in Westfield, Massachusetts for the past 65 years. He recently sold the business and is serving as an independent consultant.

      Robert T. Crowley, Jr. is a Certified Public Accountant and the Managing Partner of the accounting firm of Downey, Sweeney, Fitzgerald & Co., P.C. The firm provides tax, accounting and auditing services to the public. Mr. Crowley has been a partner with this firm since 1980 and a Certified Public Accountant since 1979.

      Harry C. Lane is the President of John S. Lane & Son, Inc., a quarry and asphalt company located in Westfield, Massachusetts, incorporated in 1904. Mr. Lane has served in this capacity since 1986.

      William H. McClure is the President of the McClure Insurance Agency, Inc., a position he has held since December 1993. He is the owner of 51% of this insurance agency, which sells and services fire, casualty, life and health insurance. He is also an owner of 103 Van Deene Realty Trust, which is made up of a building located at that same address.

      Mary C. O'Neil is the former Vice President of Development and Community Relations at Noble Health Systems, located in Westfield, Massachusetts. Ms. O'Neil has held this position since 1993. Prior to that, she served as President of T.L. O'Neil Insurance Agency, Inc.

      Richard C. Placek is the Chairman of Commercial Distributing Company, located in Westfield Massachusetts. Mr. Placek has held this position since 1985. Prior to that, he served as General Manager.

      Paul R. Pohl serves as the President and Owner of Chemi-Graphic, Inc., a name plate manufacturing company located in Ludlow, Massachusetts. Mr. Pohl has served in this capacity since 1964.

      Charles E. Sullivan is the President of Charles E. Sullivan C.P.A., Inc., a public accounting firm located in West Springfield, Massachusetts. Mr. Sullivan has served in this capacity since 1979.

      Thomas C. Sullivan is the former President and Chief Operating Officer of Sullivan Paper Co., Inc., located in West Springfield, Massachusetts. He retired from this position in 1998. Mr. Sullivan presently serves as a director of Sullivan Paper Co., Inc., a position he has held since 1959. He also serves as President and Director of Patriot Realty, located in Appleton, Wisconsin, and is the Vice President and Director of George Sullivan Realty, a realty company located in West Springfield, Massachusetts. Mr. Sullivan has served in these capacities since 1994 and 1970, respectively.

      Donald A. Williams served as President of Westfield Bank from 1983 through 2005 and Westfield Financial from its inception in 2001 through 2005. Mr. Williams has served as Chief Executive Officer of Westfield Bank since 1987 and Westfield Financial since its inception in 2001.

Executive Officers Who Are Not Directors

      James C. Hagan, age 45, has served as President and Chief Operating Officer of Westfield Financial and Westfield Bank since June 2005. Prior to that, he served as Senior Vice President and Commercial Loan Department Manager of Westfield Bank from 1998. From 1994 through 1998, Mr. Hagan was a Vice President at Westfield Bank.

      Gerald P. Ciejka, age 46, was appointed Vice President of Westfield Financial and Westfield Bank on February 22, 2005. Mr. Ciejka also serves as General Counsel and Director of Human Resources of Westfield Financial and Westfield Bank. Mr. Ciejka was previously a partner at the Springfield, Massachusetts law firm of Bulkley, Richardson and Gelinas in the business organization and real estate departments. From 1997 to 2004, he served as branch manager and senior underwriting counsel for First American Title Insurance Company and Chicago Title Insurance Company.

      Michael J. Janosco, Jr., age 60, has served as the Chief Financial Officer and Treasurer of Westfield Bank since 1999 and of Westfield Financial since its inception in 2001. Mr. Janosco was previously a partner at KPMG Peat Marwick until his retirement in 1994. From 1994 to 1997, he served as the Chief Financial Officer and Treasurer of Primary Bank, located in Peterborough, New Hampshire. From October 1997 to March 1999, he was a consultant to various banks.

      Rebecca S. Kozaczka, age 56 has served as Vice President and Residential Loan Officer at Westfield Financial and Westfield Bank since 1989. She worked as a Mortgage Loan Officer and Assistant Vice President from 1985 until 1989.

      Deborah J. McCarthy, age 47, has served as Vice President of Westfield Financial and Westfield Bank since 2000. She is the Manager of the Operations and Information Systems Departments. She has worked for Westfield Bank in numerous capacities since 1979.

      Allen J. Miles, III, age 44, has served as Senior Vice President and Chief Lending Officer of Westfield Financial and Westfield Bank since August 2005. From 1998 to 2005 he served as Vice President and Commercial Loan Officer.

      Leo R. Sagan, Jr., age 43, has served as the Vice President and Controller of Westfield Financial and Westfield Bank since 2003. Prior to that he served as Controller of Westfield Financial and Westfield Bank from 2002 to 2003 and as Assistant Treasurer of Westfield Financial and Westfield Bank from 1999 to 2002.

Audit Committee

      The Audit Committee is chaired by Director Placek, with Directors Crowley and McClure as members. The Audit Committee assists the Board by overseeing the audit coverage and monitoring the accounting, financial reporting, data processing, regulatory and internal control environments. The primary duties and responsibilities of the Audit Committee are to: (1) oversee and monitor the financial reporting process and internal controls system; (2) review and evaluate the audit performed by outside auditors and report any substantive issues found during the audit to the Board; (3) appoint, compensate and oversee the work of the independent auditors; (4) review and approve all transactions with affiliated parties; and (5) provide an open avenue of communication among the independent auditors, financial and senior management, the internal audit department and the Board. All members of the Audit Committee are independent directors as defined under the American Stock Exchange listing standards. Westfield Financial believes that Mr. Crowley qualifies as an Audit Committee Financial Expert as that term is defined by Securities and Exchange Commission regulations. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which was attached as Appendix A to the proxy statement filed with the SEC on April 15, 2005. The Audit Committee of Westfield Financial met five times in the 2006 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Westfield Financial's directors and executive officers, and persons who own more than 10% of Westfield Financial's common stock, to report to the Securities and Exchange Commission their initial ownership of Westfield Financial's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission and Westfield Financial is required to disclose in this proxy statement any late filings or failures to file.

      Based solely on its review of the copies of such reports furnished to Westfield Financial and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to Westfield Financial's executive officers and directors during fiscal 2006 were met.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      Philosophy and Overall Program Objectives. Westfield Financial strives to attract, retain and motivate qualified executives crucial to Westfield Financial's success. Westfield Financial's approach is to compensate executives commensurate with their experience, expertise and performance and to be competitive with the other comparative financial companies of similar size, complexities and business. Westfield Financial designs its compensation program to:

      o Support its strategic plan by communicating what is expected of executives with respect to results and achievement;
      o     Retain and recruit executive talent; and
      o     Create financial strength and shareholder value.

      Westfield Financial seeks to achieve these objectives through the use of a base salary, annual bonus (short-term incentive) and grants of long-term, equity-based compensation such as stock options and restricted stock, deferred compensation and fringe benefits.

      Westfield Financial uses market comparisons for comparative financial companies of similar size, complexities and business as one factor in making compensation decisions along with individual contribution and performance, and importance of role and responsibilities as well as leadership and growth potential.

      Base Salary Annual Bonuses for Named Executive Officers. The minimum salaries for two of the five executives officers named in the "Summary Compensation Table" are determined by employment agreements for the Chief Executive and Chief Financial Officers and any increase over these minimums, and salaries of the other executive officers are determined by the Compensation Committee based on a variety of factors, including:

      o The nature and responsibility of the position and to the extent available, salary norms for persons in comparable positions at other financial institutions; and

      o The expertise of the individual executive and (except for their own compensation) the recommendations of the Chief Executive Officer and the President and Chief Operating Officer.

      Where not specified by contract, salaries are generally reviewed annually.

      In setting salaries, the Compensation Committee considers Westfield Financial's financial and market performance and individual performances and responsibilities.

      As in prior years the compensation program provided for a cash annual bonus that is based the company's performance as compared to its operating budget, which was prepared by company management and approved by the Board of Directors at the beginning of the fiscal year. Based on the degree of success, cash bonus percentage of base salary is created by the Compensation Committee at the end of the fiscal year and applied to each executive officer, as well as all other employees of Westfield Financial, on a uniform basis. In 2006, this bonus percentage was 10% of base salary.

      Stock-Based Incentives. The stock-based incentive program provides a periodic award that is both performance and retention based. The objective of the program is to align compensation for named executive officers over a multi-year period directly with the interests of shareholders of Westfield Financial by motivating and rewarding creation and preservation of long term shareholder value and relative shareholder return. The level of long-term incentive compensation is determined based on an evaluation of competitive market factors in conjunction with total compensation provided to named executive officers and the goals of the compensation program. Westfield Financial's long-term incentive compensation generally takes the form of a combination of restricted stock unit grants and option rewards. These two vehicles reward shareholder value creation in slightly different ways. Stock options (which have exercise prices equal to the market price at date of grant) reward named executive officers only if Westfield Financial's stock price increases. Restricted stock units are impacted by all stock price changes, so the value to named executive officers is affected by both increases and decreases in Company's stock price.

      It is the policy and part of the Compensation Committee's charter that neither the Compensation Committee, nor any member of Westfield Financial's management, shall backdate an equity grant under Westfield Financial's stock-based incentive program or manipulate the timing of a public release of material information with the intent of benefiting a grantee under an equity award. In furtherance of this policy the Compensation Committee, in order to ensure the integrity of awards granted under its stock-based incentive program, has adopted an annual grant date for such awards being the June Board of Directors meeting. Grants made outside of this annual grant date must be approved in writing by Westfield Financial's Chief Executive Officer and must be presented and approved at the next subsequent Board of Director's meeting and will be deemed granted on the first business day following approval by Westfield Financial's Board of Directors.

      Restricted Stock. Restricted stock units granted as long-term incentive compensation to named executive officers vest over a period of five years at 20% per year at the anniversary date.

      Stock Options. Stock options granted to named officers have exercise prices of not less than fair market value of Westfield Financial's stock on the date of grant and vest over five years conditioned on continued employment. The Compensation Committee has never granted stock options with exercise prices below the market price of Westfield Financial's stock on the date of grant and has never reduced the exercise price of stock options except to reflect the exchange value in connection with the second step conversion closed on January 3, 2007.

      Benefit Restoration. Westfield Financial has established the Benefit Restoration Plan of Westfield Financial, Inc. in order to provide restorative payments of executives who are prevented from receiving full benefits contemplated by Westfield Financial's employee stock ownership plan's benefit formula as well as the 401(k) plan's benefit formula. The restorative payments consist of payments in lieu of shares that cannot be allocated to participants due to legal limitations imposed on tax-qualified plans. Currently, only the Chief Executive Officer is a participant in the plan. The Compensation Committee considers the remuneration received under this plan when annually determining the executives' total compensation.

      Periodic Review. The Compensation Committee has previously and will continue to review both the annual bonus program and the long-term incentive program annually to ensure that their respective key elements continue to meet objectives described above.

      Benefits and Perquisites. The Compensation Committee supports providing benefits and perquisites to the named executive officers that are substantially the same as those offered to other officers of Westfield Financial. In addition, Westfield Financial may also make available to certain named officers the use of a company automobile as was the case in 2006 for the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer.

      Westfield Financial entered into a deferred compensation agreement with the Chief Executive Officer in June of 1991. Under the deferred compensation agreement, the Chief Executive Officer is guaranteed monthly payments equal to 70% of his monthly salary after retirement for the remainder of the executive's life or 240 months, whichever is greater. The amount of these payments is reduced by any payments received by the executive from Westfield Financial's defined benefit pension plan and trust, as amended, sponsored by the Savings Bank Employee Retirement Association and are also reduced by social security payments received by the executive. The purpose of this Agreement is to provide the executive with benefits otherwise limited to certain provisions of the Internal Revenue Code. The Compensation Committee considers the recommendation received under the deferred compensation agreement when annually determining the executive's total compensation received from Westfield Financial.

      Employment Agreements and Change in Control Agreements. The Compensation Committee believes that Westfield Financial's continued success depends to a significant degree on the skills and competence of certain senior officers and the employment agreements are intended to ensure that Westfield Financial continues to maintain and retain experienced senior management.

      Westfield Financial presently has employment agreements with its Chief Executive, Chief Operating and Chief Financial Officers. Each agreement provides for three year rolling terms with minimum annual salaries, discretionary cash bonuses and other fringe benefits. The agreements also include protection for the executives if Westfield Financial experiences a change in ownership or control. If such a change in control occurs, a portion of the severance payments might constitute an "excess parachute payment" under current federal tax laws. Under the agreements, Westfield Financial would reimburse the executives for the amount of this excise tax and would have an additional payment so that, after payment the excise tax and all income and excise imposed on the reimbursement and gross-up payments, the executives will retain approximately the same net after tax amounts under the employment agreement that they would have retained if there were no 20% excise tax. The effect of this provision is that Westfield Financial, rather than the executives, bears the financial cost of the excise tax.

      Change in Control Agreements. Westfield Financial has entered into one-year change of control agreements with six officers: Gerald P. Ciejka, James C. Hagan, Rebecca S. Kozaczka, Deborah J. McCarthy, Allem J. Miles, III, and Leo Sagan. The term of these agreements is perpetual until Westfield Financial gives notice of non-extension, at which time the term is fixed for one year. Generally, Westfield Financial may terminate the employment of any officer covered under these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Westfield Financial signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, if could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional one year. Westfield Financial would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the Board of Directors, material reduction in duties, functions or responsibilities, involuntary relocation of his other principal place of employment to a location over 25 miles from Westfield Bank's principal office on the day before the change of control and over 25 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits. If Westfield Financial experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by Section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Westfield Financial for federal income tax purposes. The change of control agreements do not provide a tax indemnity.

      Total Compensation. In making decisions with respect to any element of a named executive officer's compensation, the Compensation Committee considers the total compensation that may be awarded to the officer, including salary, annual bonus and long-term incentive compensation. In addition, in reviewing and approving employment agreements for named executive officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under variety of circumstances. The Compensation Committee's goal is to award compensation that is reasonable when all elements of potential compensation are considered. The Compensation Committee is provided, prior to the end of each fiscal year, a summary compensation schedule for each executive officer, containing the amount of all forms of compensation. This schedule is used as a tool by the Compensation Committee when considering the total compensation of each executive officer.

Compensation Decision-Making Policies and Procedures

      Decision-Making and Policy-Making. Westfield Financial's bylaws require that the business and affairs of Westfield Financial be under the direction of the Board of Directors. This includes executive officer compensation. Executive compensation is set by the Board of Directors or a board committee to which decision-making authority has been delegated. As a company listed on the American Stock Exchange Market, Westfield Financial must observe governance standards and listing requirements that require executive officer compensation decisions to be made by a majority of independent director members of our board, by a committee of independent directors or in exceptional and limited circumstances, a compensation committee comprised of at least three members where only one member is not independent. Consistent with these requirements, Westfield Financial's Board of Directors has established a Compensation Committee which is comprised of Directors Carra, Pohl and T. Sullivan with Director Sullivan serving as Chairperson of the Committee. Directors Pohl and
T. Sullivan are independent under the American Stock Exchange listing standards. Mr. Carra served as executive Vice President of Westfield Financial, Inc. from 2001 until his retirement in July 2005, and as a result does not qualify as an independent director under the American Stock Exchange listing requirements.

      The Compensation Committee has been delegated authority from Westfield Financial's Board of Directors to oversee executive compensation by approving salary increases for Vice Presidents and above and by reviewing general personnel matters such as staff performance evaluations for Vice Presidents and above. The Compensation Committee has established a compensation program and has a formal charter which was adopted in December of 2006 and advises senior management on the average salary increases for all employees under the compensation program. The compensation program consists of three components:
(1) base salary; (2) bonuses (short-term incentives); and (3) long-term incentives (e.g., stock options, restricted stock, deferred compensation, and fringe benefits).

      The Compensation Committee meets four times a year. It considers the expectations of the Chief Executive Officer with respect to their own compensation and their recommendations with respect to the compensation of more junior executive officers, as well as empirical data and the recommendations of advisors both internal and external. The Compensation Committee does not delegate its' duties to others. The Compensation Committee also confirms and approves the Summary Compensation Tables included in this Annual Report on Form 10-K in accordance with the rules and regulations of the Securities and Exchange Commission.

      Use of Outside Advisors and Survey Data. The Compensation Committee uses its own criteria coupled with a peer comparison based on similar companies to establish the Chief Executive Officer's base salary along with essentially the same process, compiled by the same independent outside consultant Westfield Financial uses to determine the compensation of all other employees. The above process is repeated for determining a fair compensation for all members of the Board of Directors and their committees. The Compensation Committee employs an outside compensation consultant, Thomas Warren of Thomas Warren & Associates, Inc., Sherborn, Massachusetts to assist in the evaluation of Westfield Financial's CEO and other selected officers. The Compensation Committee maintains the authority to approve fees and other retention terms with respect to such compensation consultant.

Compensation Committee Interlocks

      During 2006, none of Westfield Financial's executive officers served as a director or member of the compensation committee (or equivalent body) of another entity where a director or member of our Compensation Committee served as an executive officer or director.

Compensation Committee Report

      The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this SEC Form 10K Annual Report and has discussed it with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                       Westfield Financial, Inc.
                                       Compensation Committee

                                       Thomas C. Sullivan, Chairperson
                                       Victor Carra
                                       Paul R. Pohl
Director Compensation

      Meeting Fees. The members of the board of directors of Westfield Financial are identical to those of Westfield Bank. To date, Westfield Bank has compensated its directors for their services to the Bank. Westfield Financial has not paid any additional compensation to its directors for their additional services to the holding company. Westfield Financial expects to continue this practice until there is a business reason to establish separate compensation fees.

      Westfield Bank's practice has been to pay a fee of $800 to each of its non-employee directors for attendance at each Board meeting. In addition, each member of the Executive Committee received $1,733 per month for meetings, each member of the Audit Committee received $500 for each meeting the member attended, each member of the Compensation Committee received $250 for each meeting the member attended, and each member of the Nominating Committee received $250 for each meeting the member attended. Westfield Bank paid fees totaling $203,284 to its non-employee directors for the year ended December 31, 2006.

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

The following table sets forth information regarding compensation earned by the non-employee directors of Westfield Financial, Inc. during the last fiscal year.

                         Fees Earned or      Stock         Option
                         Paid in Cash        Awards        Awards        Total
Name                     ($)(1)             ($)(2)         ($)(3)        ($)
--------------------     ------------        -----         ------        ------
Victor J. Carra               12,700            --             --        12,700
David C. Colton, Jr.          31,196         14,390         10,192       55,778
Robert T. Crowley, Jr.        13,700         14,390         10,192       38,282
Harry C. Lane                 31,446         14,390         10,192       56,028
William H. McClure            12,900         14,390         10,192       37,482
Mary C. O'Neil                30,396         14,390         10,192       54,978
Richard C. Placek             13,700         14,390         10,192       38,282
Paul R. Pohl                  12,150         14,390         10,192       36,732
Charles E. Sullivan           32,496         14,390         10,192       57,078
Thomas C. Sullivan            12,150         14,390         10,192       36,732

--------------------
(1) Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2) Represents the compensation cost recognized for the fiscal year in connection with restricted stock of Westfield Financial granted to the named executive officer, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. Unvested shares of restricted stock awards held in trust for each director as of December 31, 2006 are as follows: for each of Messrs. Colton, Crowley, Lane, McClure, Placek, Pohl, C. Sullivan, T. Sullivan and Ms. O'Neil - 1,000 shares. For more information concerning the assumptions used for these calculations, please refer to the discussion under Note 11 in the Notes to Consolidated Financial Statements attached hereto. This amount does not reflect the value of dividends paid on unvested restricted stock.
(3) Represents the compensation cost recognized for the fiscal year for options to purchase shares of Westfield Financial common stock outstanding to the named executive officer, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. Stock options outstanding for each director at December 31, 2006 are as follows for each of Messrs. Colton, Crowley, Lane, McClure, Placek, Pohl, C. Sullivan, T. Sullivan and Ms. O'Neil - 2,600 shares. For more information concerning the assumptions used for these calculations, please refer to the discussion under Note 11 in the Notes to Consolidated Financial Statements attached hereto.

Executive Compensation

         The table below sets forth for 2006 the compensation of each of our named executive officers.

                                                    SUMMARY COMPENSATION TABLE

                                                                                             Change in
                                                                                           Pension Value
                                                                                                and
                                                                                            Nonqualified
                                                      Stock     Option       Non-Equity       Deferred        All Other
  Name and Principal           Salary(1)  Bonus(1)  Awards(2)  Awards(3)   Incentive Plan   Compensation   Compensation(5)
       Positions        Year      ($)        ($)       ($)        ($)     Compensation ($)  Earnings(4)($)       ($)       Total ($)
  ------------------    ----   ---------  --------  ---------  ---------  ---------------- --------------- --------------- ---------
Donald A. Williams,
  Chairman and Chief
  Executive Officer     2006   382,706      38,271   141,022     94,080           --           277,897        87,584       1,021,560
Michael J. Janosco, Jr.,
  Chief Financial
  Officer and Treasurer 2006   199,586      19,959    84,613     52,560           --            44,295        39,438         440,451
James C. Hagan,
  President and Chief
  Operating Officer     2006   209,284      20,928    28,780      9,408           --            26,870        28,146         323,416
Allen J. Miles, III
  Senior Vice
  President & Chief
  Lending Officer       2006   148,524      14,852     4,980      1,960           --            13,556        19,834         203,706
Rebecca S. Kozaczka
  Vice President        2006   110,984      11,098    24,463      7,056           --            37,136        18,960         209,697

--------------------
(1)  The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year.
(2)  Represents the compensation cost recognized for the fiscal year in connection with restricted stock of Westfield Financial granted to the named executive officer, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to Note 11 in the Notes to Consolidated Financial Statements attached hereto. This amount does not reflect the value of dividends paid on unvested restricted stock, which are included in the Summary Compensation Table under the caption "All
     Other Compensation."
(3)  Represents the compensation cost recognized for the fiscal year for options to purchase shares of Westfield Financial common stock outstanding to the named executive officer, regardless of the year in which granted and calculated in accordance with
     FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to Note 11 in the Notes to Consolidated Financial Statements attached hereto.
(4)  Includes for each named executive officer (a) the increase (if any) for the fiscal year in the present value of the individual's accrued benefit (whether not vested) under each tax-qualified and non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual's accrued benefit under each such plan in accordance with
     Statement of Financial Accounting Standards 87 ("FAS 87") as of the plan's measurement date in such fiscal year to the present value of the individual's accrued benefit as of the plan's measurement date in the prior fiscal year plus.
(5)  The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer includes: (i) life insurance premiums as follows: Mr. Williams - $3,378, Mr. Janosco - $2,504, Mr. Hagan - $776, Mr. Miles - $504, and Ms. Kozaczka - $1,026; (ii)
     401(k) matching contributions as follows: Mr. Williams - $4,151, Mr. Janosco - $5,988, Mr. Hagan - $4,496, Mr. Miles - $4,456
     and (1) Ms. Kozaczka - $3,330; (iii) ESOP contributions as follows: Mr. Williams - $22,801, Mr. Janosco - $21,244, Mr. Hagan
     - $19,574, Mr. Miles - $13,944 and Ms. Kozaczka - $11,799: (iv) dividends on unvested restricted stock as follows: Mr.
     Williams - $16,170, Mr. Janosco - $9,702, Mr. Hagan- $3,300, Mr. Miles - $930, and Ms. Kozaczka - $2,805; and (v)
     contributions under the benefit restoration plan of $41,084 for the benefit of Mr. Williams. In addition, we provide certain non-cash perquisites and personal benefits to each named executive officer that do not exceed $10,000 in the aggregate for any individual, and are not included in the reported figures.

Compensation Plans

      2002 Stock Option Plan. Westfield Financial has a Stock Option Plan in effect that was approved by the shareholders and became effective on July 26, 2002. The purpose of the Stock Option Plan is to encourage the retention of key employees and directors by facilitating their purchase of a stock interest in Westfield Financial. The Stock Option Plan is not subject to ERISA and is not a tax-qualified plan. Westfield Financial has reserved an aggregate of 1,631,699 shares of common stock for issuance upon the exercise of stock options granted under the Plan.

      2002 Recognition and Retention Plan. Westfield Financial's Recognition and Retention Plan was approved by shareholders and became effective on July 26, 2002. Like the Stock Option Plan, the Recognition and Retention Plan functions as a long-term incentive compensation program for eligible officers, employees and outside directors of Westfield Financial and Westfield Bank. The Recognition and Retention Plan is not subject to ERISA and is not a tax-qualified plan. The members of the Board's Compensation Committee who are disinterested directors (the "RRP Committee") administer the Recognition and Retention Plan. Westfield Financial pays all costs and expenses of administering the Recognition and Retention Plan.

      As required by the terms of the Recognition and Retention Plan, Westfield Financial has established a trust and has contributed to the trust in order to fund the purchase of 652,679 shares of common stock, the maximum number of restricted stock awards that may be granted under the RRP. Shares of common stock subject to a restricted stock award are held in the trust until the award vests at which time the shares of common stock attributable to the portion of the award that have vested are distributed to the award holder. An award recipient is entitled to exercise voting rights and receive cash dividends with respect to the shares of common stock subject to his or her award, whether or not the underlying shares have vested. Restricted stock awards are granted under the Recognition and Retention Plan on a discretionary basis to eligible officers, executives and outside directors selected by the RRP Committee. Westfield Financial may amend or terminate the Recognition and Retention Plan, in whole or in part, at any time, subject to the requirements of all applicable laws.

                                           GRANTS OF PLAN BASED AWARDS TABLE

                                                  All Other            All Other
                                                   Stock                Option                              Closing
                                                  Awards:               Awards:         Exercise              Sale
                                                 Number of             Number of        or Base             Price of
                                                 Shares of             Securities       Price of          Common Stock
                                                 Stock or              Underlying        Option           on the Grant
                                  Grant            Units                Options          Awards               Date
             Name                  Date             ($)                   (#)            ($/Sh)              ($/Sh)
             ----                 -----          --------              ----------       -------           --------------

Donald A. Williams                  --              --                    --               --                  --

Michael J. Janosco, Jr.             --              --                    --               --                  --

James C. Hagan                      --              --                    --               --                  --

Allen J. Miles, III               1/23/06         $1,000                  --               --                 24.60

Rebecca S. Kozaczka                 --              --                    --               --                  --


Stock Awards and Stock Option Grants Outstanding

      The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at January 1, 2007, whether granted in 2006 or earlier, including awards that have been transferred other than for value.

                                   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE


                               Number of           Number of                                     Number of    Market Value
                               Securities         Securities                                     Shares or    of Shares or
                               Underlying         Underlying                                     Units of       Units of
                              Unexercised         Unexercised       Option                      Stock That     Stock That
                                Options             Options        Exercise        Option        Have Not       Have Not
                                  (1)                 (1)            Price       Expiration       Vested       Vested ($)
          Name                Exercisable        Unexercisable        ($)           Date            (2)           (3)
          ----                -----------        -------------     --------      ----------     ----------     -----------
Donald A. Williams               96,000             24,000           14.39        7/26/12          9,800          339,080

Michael J. Janosco, Jr.          57,600             14,400           14.39        7/26/12          5,880          203,448

James C. Hagan                    9,600              2,400           14.39        7/26/12          2,000           69,200

Allen J. Miles, III               1,000                500           14.39        7/26/12            800           27,680

Rebecca S. Kozaczka               7,200              1,800           14.39        7/26/12          1,700           58,820

--------------------
(1)  The stock option awards were granted in July 2002 and vest annually over a five-year period, the last year being
     July 2007.
(2)  The Recognition and Retention Plan shares were granted in October 2002 and vest annually over a five-year period, the last being October 2007, except for that awarded to Mr. Miles which vests over a similar five-year period with the final installment vesting in October 2009.
(3)  Market value is calculated on the basis of $34.60 per share, which is the closing sales price for our common stock on December 29, 2006.

         The following table sets forth the stock awards that vested and the option awards that were exercised for the named executive officers during the last fiscal year.


                        OPTION EXERCISES AND STOCK VESTED TABLE

                                 Option Awards             Stock Awards

                           Number of                     Number of
                             Shares          Value         Shares       Value
                           Acquired on    Realized on   Acquired on  Realized on
                            Exercise       Exercise       Vesting     Vesting
            Name              (#)           ($)(1)          (#)       ($)(1)
------------------------    -----------   ----------    -----------   ----------
Donald A. Williams              --            --          9,800         334,278
Michael J. Janosco, Jr.         --            --          5,880         200,567
James C. Hagan                  --            --          2,000          68,220
Allen J. Miles, III             --            --            200           6,822
Rebecca S. Kozaczka             --            --          1,700          57,987

--------------------
(1) The figures shown include the amount realized during the fiscal year upon exercise of vested stock options by the named individual and the vesting of restricted stock, based on the closing sales price for a share of our common stock on the on the exercise date or vesting date, as applicable. Unexercised stock options and unvested restricted stock may not be transferred for value.

Post-Employment Compensation

Pension Benefits

      Pension Plan. Westfield Bank maintains a pension plan for its eligible employees. Generally, employees of Westfield Bank begin participation in the pension plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. Participants in the pension plan become vested in their accrued benefit under the pension plan upon the earlier of: (1) the attainment of their "normal retirement age" (as described in the pension plan) while employed at Westfield Bank; (2) the completion of five vesting years of service with Westfield Bank; or (3) the death or disability of the participant. Participants are generally credited with a vesting year of service for each year in which they complete at least 1,000 hours of service. A participant's normal benefit under the pension plan equals the sum of (i) 1.25% of the participant's average compensation (generally defined as the average taxable compensation for the three consecutive limitation years that produce the highest average) by the number of years of service the participant has under the plan up to 25 years of service, plus (ii) 0.6% of the excess of the participant's average compensation over the participant's covered compensation (the social security taxable wage base for the 35 years ending in the year the participant becomes eligible for non-reduced social security benefits) for each year of service under the plan up to 25 years of service. Participants may retire at or after age 65 and receive their full benefit under the plan. Participants may also retire early at age 62 or at age 55 with ten years of service or at age 50 with 15 years of service under the plan and receive a reduced retirement benefit. Pension benefits are payable in equal monthly installments for life, or for married persons, as a joint survivor annuity over the lives of the participant and spouse. Participants may also elect a lump sum payment with the consent of their spouse. If a participant dies while employed by Westfield Bank, a death benefit will be payable to either his or her spouse or estate, or named beneficiary, equal to the entire amount of the participant's accrued benefit in the plan.

      Deferred Compensation Agreement. Westfield Bank has also entered into a deferred compensation agreement with Donald A. Williams. Under this agreement, the executive is guaranteed monthly payments equal to 70% of his monthly salary after retirement for the remainder of the executive's life or 240 months, whichever is greater. The amount of these payments is reduced by any payments received from the pension plan and are also reduced by Social Security payments attributable to contributions made by Westfield Bank. This agreement also provides for payments upon the death or disability of the executive that are equal in amount to the payments that would have been payable to the executive upon retirement with such payments being made for a period of 120 months.

      The following table sets forth information regarding pension benefits accrued by the named executive officers during the last fiscal year.

                                              PENSION BENEFITS TABLE

                                                                 Number of
                                                                  Years of      Present Value of      Payments
                                                                  Credited         Accumulated       During Last
                                                                   Service           Benefit         Fiscal Year
         Name                        Plan Name                     (#)(1)            ($)(1)              ($)
----------------------     --------------------------            ---------      ---------------      ------------
Donald A. Williams         Pension Plan for Employees               34.83           793,488
                           Deferred Compensation                                  1,654,518
                           Agreement                                                                   --

Michael J. Janosco, Jr.    Pension Plan for Employees                7.58           210,467             -

James C. Hagan             Pension Plan for Employees               12.33           101,133             -

Allen J. Miles, III        Pension Plan for Employees                8.33            44,627             -

Rebecca s. Kozaczka        Pension Plan for Employees               21.08           225,747             -

--------------------
(1)  The figures shown are determined as of the plan's measurement date during 2006 under FAS 87 for purposes of
     Westfield Financial's audited financial statements. For the mortality, discount rate and other assumptions used for this purpose, please refer to Note 12 in the Notes to Consolidated Financial Statements attached hereto.


Nonqualified Deferred Compensation

      401(k) Plan. Westfield Bank maintains a 401(k) Plan, a tax-qualified defined contribution plan, for substantially all employees of Westfield Bank who have attained age 21 and completed at least three months of service. Eligible employees may contribute from 1% to 75% of annual compensation to the plan on a pre-tax basis each year, subject to limitations of the Internal Revenue Code (for 2006 the limit was $15,000). Westfield Bank makes a matching contribution to the plan equal to 50% of the first six percent of annual compensation contributed to the plan on a pre-tax basis by a participant after such participant has completed one year of service. This plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account. One permitted investment is the common stock of Westfield Financial.

      Employee Stock Ownership Plan. The employee stock ownership plan is a tax-qualified plan that covers substantially all employees who have completed 1,000 hours of service in a 12 month period and attained age 21. Although contributions to this plan will be discretionary, Westfield Bank intends to contribute enough money each year to make the required principal and interest payments on the loan from Westfield Financial made in the initial public offering as well as the second-step conversion. Each loan is for a term of 30 years and calls for level annual payments of principal and interest. The plan pledges the shares it purchases as collateral for the loan and holds them in a suspense account. The plan will not distribute the pledged shares right away. Instead, it will release a portion of the pledged shares annually. The plan will allocate the shares released each year among the accounts of participants in proportion to their compensation for the year. For example, if a participant's compensation for a year represents 1% of the total compensation of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year, subject to certain legal limitations imposed on tax-qualified plans. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted by the plan trustee in a way that mirrors the votes which participants cast for shares in their individual accounts. This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

      Benefit Restoration Plan. Westfield Financial has also established the Benefit Restoration Plan in order to provide restorative payments to executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula as well as the 401(k) plan's benefit formula. The restorative payments consist of payments in lieu of shares that cannot be allocated to participants under the employee stock ownership plan due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the employee stock ownership plan's loan, payments in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The restorative payments also consist of amounts unable to be provided under the 401(k) plan due to certain legal limitations imposed on tax-qualified plans.

      The following table sets forth information regarding nonqualified deferred compensation earned by our named executive officers during the last fiscal year under non-qualified defined contribution plans.

                                        NONQUALIFIED DEFERRED COMPENSATION TABLE(1)

                            Executive          Registrant          Aggregate         Aggregate
                        Contributions in    Contributions in      Earnings in      Withdrawals/      Aggregate Balance
                             Last FY             Last FY            Last FY        Distributions        at Last FYE
         Name                ($)(2)              ($)(3)             ($)(4)              ($)                 ($)
         ----           ----------------    ----------------      -----------      -------------     -----------------
Donald A. Williams                --             236,627                --                --              1,654,518
Michael J. Janosco, Jr.           --              44,295                --                --                210,467
James C. Hagan                    --              26,870                --                --                101,133
Allen J. Miles, III               --              13,556                --                --                 44,627
Gerald P. Ciejka                  --              37,136                --                --                225,747

--------------------
(1) Non-qualified deferred compensation includes benefits provided under our Benefit Restoration Plan.
(2) Executive contributions are included in the Summary Compensation Table under the captions "Salary" and "Non-Equity Incentive Plan Compensation," as applicable.
(3) Registrant contributions are included under the caption "Change in Pension Value and Nonqualified Deferred Compensation Earnings" in the Summary Compensation Table.
(4) Earnings did not accrue at above-market or preferential rates and are not reflected in the Summary Compensation Table.

Termination and Change in Control Benefits

      Westfield Financial provides additional benefits, not included in the previous tables, to the named executive officers in the event of retirement or termination of employment in certain circumstances and in the event of a change in control. The following table provides an estimate of the value of such benefits, assuming termination of employment or a change in control occurred on December 31, 2006.

      Employment Agreements. Westfield Financial and Westfield Bank have jointly entered into employment agreements with Mr. Donald A. Williams, Mr. Michael J. Janosco, Jr. and, on January 31, 2007, James C. Hagan. For purposes of Westfield Financial's obligations, the employment agreements of Mr. Williams and Mr. Janosco have rolling three-year terms beginning on January 1, 2007, and the employment agreement of Mr. Hagan has a rolling three-year term beginning on January 30, 2007, which by decision of the executive or joint decision of Westfield Financial and Westfield Bank may be converted to a fixed three-year term. For purposes of Westfield Bank's obligations, the employment agreements have fixed terms of three years beginning on the same dates as above, and may be renewed annually after a review of the executive's performance. These agreements provide for minimum annual salaries of $416,078, $211,484 and $221,780, respectively, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. They also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination. Westfield Financial and Westfield Bank may terminate each executive's employment, and each executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, they will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for an additional three years. The same severance benefits would be payable if the executive resigns during the term following: a loss of title, office or membership on the board of directors; material reduction in duties, functions or responsibilities; involuntary relocation of the executive's principal place of employment to a location over 25 miles in distance from Westfield Bank's principal office in Westfield, Massachusetts and over 25 miles from the executive's principal residence; or other material breach of contract by Westfield Financial or Westfield Bank which is not cured within 30 days. For 60 days after a change in control, each executive may resign for any reason and collect severance benefits as if he or she had been discharged without cause. The employment agreements also provide uninsured death and disability benefits. If Westfield Financial or Westfield Bank experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements, Westfield Financial would reimburse each of Messrs. Williams and Janosco for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executive will retain approximately the same net-after tax amounts under the employment agreement that he or she would have retained if there were no 20% excise tax. The effect of this provision is that Westfield Financial, rather than the executive, bears the financial cost of the excise tax. Neither Westfield Financial nor Westfield Bank could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

      Change of Control Agreements. Westfield Bank and Westfield Financial have jointly entered into one-year change of control agreements with the following executives: Gerald P. Ciejka, Rebecca S. Kozaczka, Deborah J. McCarthy, Allen
J. Miles, III, and Leo R. Sagan, Jr. The term of these agreements is perpetual until Westfield Bank gives notice of non-extension, at which time the term is fixed for one year. Generally, Westfield Bank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Westfield Bank or Westfield Financial signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional one year. Westfield Bank would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the Board of Directors, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 25 miles from Westfield Bank's principal office on the day before the change of control and over 25 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits. If Westfield Bank or Westfield Financial experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Westfield Bank and Westfield Financial for federal income tax purposes. The change of control agreements do not provide a tax indemnity.

                                       Donald A.        Michael J.        James C.          Allen J.      Rebecca S.
                                       Williams        Janosco, Jr.        Hagan           Miles III       Kozaczka
Retirement
   Retiree Life Insurance (1)             17,543          12,550             4,787            3,420          10,492

Disability
   Salary Continuation (2)               191,353          99,793              --               --               --

Death
   Stock Option Vesting (3)              485,040         291,024            48,504           40,844          36,378
   Restricted Stock Vesting (4)          339,080         203,448            69,200           27,680          58,820

Discharge Without Cause
or Resignation With Good
Reason - No Change in
Control
   Stock Option Vesting (3)                --               --                --               --               --
   Restricted Stock Vesting (4)            --               --                --               --               --
   Lump Sum Cash Payment (5)           1,480,274         597,583              --               --               --
   Health Insurance (6)                   21,315          26,976

Discharge Without Cause
Or Resignation With Good
Reason - Change in
Control - related
   Stock Option Vesting (3)              485,040         291,024            48,504           40,844          36,378
   Restricted Stock Vesting (4)          339,080         203,448            69,200           27,680          58,820
   Lump Sum Cash Payment (5)           1,480,274         597,583           209,431          145,466         108,091
   Health Insurance (6)                   21,315          26,976            10,008           10,008          10,008

   ESOP Restoration Plan
   Benefit (7)                           359,148         195,200           169,835          121,394         102,461
   Golden Parachute Excise
   Tax Gross-up Payment (8)              754,555         325,648              --              ---               --

Change in Control - No
Termination of
Employment
   Stock Option Vesting (3)              485,040         291,024            48,504           40,844          36,378
   Restricted Stock Vesting (4)          339,080         203,448            69,200           27,680          58,820
   ESOP Restoration Plan
   Benefit (7)                           359,148         195,200           169,835          121,394         102,461

--------------------
(1) The reported figure reflects the estimated present value of the future premium cost of such benefits for the named individual, calculated on the basis of the assumptions used by Westfield Financial in measuring its liability for such benefits for financial statement purposes under Statement of Financial Account Standards No. 106 ("FAS 106"). For more information concerning the assumptions used for these calculations, please refer to Note 12 in the Notes to Consolidated Financial Statements attached hereto.
(2) The employment agreements in effect for Messrs. Williams and Janosco provide for salary continuation payments following termination due to disability for the remaining contract term or until group long-term disability benefits begin. The figures shown assume payment of full salary for 180 days, equal to the waiting period for benefits under our group long-term disability program, without discount for present value.
(3) All stock options granted under the 2002 Stock Option Plan provide for full vesting upon death, disability, retirement, or change in control. The figures shown reflect the in-the-money value of those stock options that would accelerate, calculated based on the positive difference between the option exercise price and the closing sales price for a share of our common stock on December 29, 2006.
(4) All restricted stock granted under the 2002 Recognition and Retention Plan provide for full vesting upon death, disability, retirement or change in control. The figures shown reflect the value of those restricted stock awards that would accelerate, calculated based on the closing sales price for a share of our common stock on December 29, 2006.
(5) The employment agreements in effect for Messrs. Williams and Janosco provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years' cash incentives, as a percentage of salary), and additional qualified and non-qualified defined benefit and defined contribution plan benefits that would be earned during the remaining contract term. The figure shown reflects an assumed remaining contract term of 3 years and a discount rate of 5.75%. Similarly, individuals with change of control contracts are paid cash severance for a one year period.
(6) The employment agreements in effect for Messrs. Williams and Janosco provide for continued health, life and other insurance benefits for the remaining contract term, with an offset for benefits provided by a subsequent employer. The change of control agreements with other officers also provide continued health, life and other insurance benefits for a maximum period of one year. The figure shown represents the present value of continued insurance benefits for a fixed period of three years and assumes no offset for benefits provided by a subsequent employer, calculated on the basis of the assumptions used by Westfield Financial in measuring its liability for retiree benefits other than pensions for financial statement purposes under FAS 106. For more information concerning the assumptions used for these calculations, please refer to
     Note 12 in the Notes to Consolidated Financial Statements attached hereto.
(7) Westfield Financial's tax-qualified employee stock ownership plan provides that, in the event of a change in control, a portion of the proceeds from the sale of shares of our common stock held in a suspense account for future allocation to employees would be applied to repay the outstanding balance on the loan used to purchase the unallocated shares. The remaining unallocated shares (or the proceeds from their sale) would be distributed on a pro-rata basis among the accounts of plan participants. Westfield Financial estimates this distribution to be approximately $18.17 per allocated share, based on 91,353 allocated shares, 306,454 unallocated shares, an outstanding loan balance of $5,036,213 and stock price of $18.17 per share, which is the closing sales price for a share on December 29, 2006. Under the terms of Westfield Financial's Benefit Restoration Plan, a corresponding earnings credit would be applied to accumulated share equivalents under this plan. The figures shown represent an estimated earnings credit of $18.17 per share equivalent credited to each of the named individuals who participate in the Benefit Restoration Plan.
(8) The employment agreements in effect for Messrs. Williams and Janosco provide that Westfield Financial will indemnify them, on a net after-tax basis, against the effects of a 20% federal excise tax that is applied to payments that are contingent on a change in control, where the aggregate value of such payments equals or exceeds three times the individual's average five-year W-2 earnings for the period of five consecutive calendar years ending prior to the date of the change in control. The figure shown reflects an estimate of the indemnification payment that would be due to each named individual.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders of Westfield Financial

      The following table contains common stock ownership information for persons known to Westfield Financial to "beneficially own" 5% or more of Westfield Financial's common stock as of January 3, 2007. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire within 60 days (such as stock options) after January 3, 2007. Two or more persons may be considered the beneficial owner of the same shares. Westfield Financial obtained the information provided in the following table from filings with the SEC and from Westfield Financial.

                                      Name and Address of                 Amount and Nature of
      Title of Class                    Beneficial Owner                  Beneficial Ownership          Percent
-----------------------   ---------------------------------------         --------------------          -------
Common Stock, par value   Employee Stock Ownership Plan Trust of             2,027,029(1)                6.4%
$0.01 per share             Westfield Financial, Inc.
                          141 Elm Street
                          Westfield, MA  01085

--------------------
(1)  The Employee Stock Ownership Plan of Westfield Financial, Inc. (the "ESOP") is a tax qualified employee stock ownership plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), with individual accounts for the accrued benefits of participating employees and their beneficiaries. The ESOP is administered by an ESOP Committee ("ESOP Committee"). The ESOP's assets are held in trust by First
     Bankers Trust Services, Inc., as plan trustee (the "Plan Trustee"). The number of shares listed as beneficially owned represents the entire number of shares of Westfield Financial common stock held by the
     Plan Trustee as of January 3, 2007. As of January 3, 2007, 285,455 of such shares of Westfield Financial common stock had been allocated to individual accounts established for participating employees and their beneficiaries, and 1,741,574 of such shares were held, unallocated, for allocation in future years. In general, participating employees and their beneficiaries have the power and authority to direct the voting of shares of Westfield Financial common stock allocated to their individual accounts. The ESOP, through the
     Plan Trustee, has shared voting power over unallocated Westfield Financial common stock. Any unallocated
     Westfield Financial common stock is generally required to be voted by the Plan Trustee in the same proportion as Westfield Financial common stock which has been allocated to Participants is directed to be voted. The reporting person, through the Plan Trustee (who is instructed by the ESOP Committee) shares dispositive power over all unallocated Westfield Financial common stock held by the ESOP. The ESOP, acting through the Plan Trustee (who is instructed by the ESOP Committee) shares dispositive power over allocated
     Westfield Financial common stock with participating employees and their beneficiaries, who have the right to determine whether Westfield Financial common stock allocated to their respective accounts will be tendered in response to a tender offer but otherwise have no dispositive power. Any unallocated Westfield
     Financial common stock is generally required to be tendered by the Plan Trustee in the same proportion as
     Westfield Financial common stock which has been allocated to Participants is directed to be tendered. In limited circumstances, ERISA may confer upon the Plan Trustee the power and duty to control the voting and tendering of Westfield Financial common stock allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. The ESOP disclaims voting power with respect to such allocated Westfield Financial common stock.

Security Ownership of Management

      The following table shows the number of shares of Westfield Financial's common stock beneficially owned by each director, each named executive officer, and all directors and executive officers of Westfield Financial as a group, as of January 3, 2007. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

                                                                     Amount and Nature of
                                          Position with                   Beneficial              Percent of Common
              Name                     Westfield Financial         Ownership(1)(2)(3)(4)(5)       Stock Outstanding
-------------------------          ---------------------------     -----------------------        -----------------
Victor J. Carra                    Director                             228,679(6)                         *
David C. Colton, Jr.               Director                              69,942(7)                         *
Robert T. Crowley, Jr.             Director                              63,734(8)                         *
James C. Hagan                     President and Chief                   68,940                            *
                                   Operating Officer
Michael J. Janosco, Jr.            Chief Financial Officer and          374,032(9)                        1.2%
                                   Treasurer
Rebecca S. Kozaczka                Vice President                        55,750                            *
Harry C. Lane                      Director                              55,530                            *
William H. McClure                 Director                              69,375(10)                        *
Allen J. Miles, III                Senior Vice President and             17,402                            *
                                   Chief Lending Officer
Mary C. O'Neil                     Director                              53,343(11)                        *
Richard C. Placek                  Director                              71,940(12)                        *
Paul R. Pohl                       Director                              83,325(13)                        *
Charles E. Sullivan                Director                              81,500(14)                        *
Thomas C. Sullivan                 Director                             137,565                            *
Donald A. Williams                 Chairman and Chief Executive         631,649(15)                       2.0%
                                   Officer
Other Executive Officers                                              1,823,808(16)                       5.7%
 and ESOP
All Executive Officers                                                3,877,980                          11.8%
 and Directors as a Group
 (18 Persons)

--------------------

*    Less than one percent of the total outstanding shares of common stock.

(1) See "Principal Shareholders of Westfield Financial" for definition of "beneficial ownership."

(2) Based on a total of 31,923,903 shares of Westfield Financial's Common Stock outstanding as of January 3, 2007.

(3) Includes unvested shares of restricted stock awards held in trust as part of the Westfield Financial, Inc. 2002 Recognition and Retention Plan (the "RRP"), with respect to which the beneficial owner has voting but not investment power as follows: Messrs. Colton, Crowley, Lane, McClure, Placek, Pohl, C. Sullivan, T. Sullivan and Ms. O'Neil each - 3,281 shares; Mr. Hagan - 6,563 shares; Mr. Janosco - 19,294 shares; Ms. Kozaczka - 5,578 shares; Mr. Miles - 656 shares and Mr. Williams - 32,157 shares.

(4) Includes shares allocated to the account of the individuals under the Westfield Financial, Inc. Employee Stock Ownership Plan (the "ESOP") with respect to which each individual has voting but not investment powers as follows; Mr. Carra - 6,634 shares; Mr. Janosco - 8,154 shares; Mr. Hagan - 6,526 shares; Ms. Kozaczka - 4,561 shares; Mr. Miles - 4,931 shares and Mr. Williams - 8,861 shares. Includes shares held in trust in Westfield Bank's 401(k) Plan as to which each participant has investment but not voting powers as follows: Mr. Carra - 44,423 shares; Mr. Hagan - 6,764 shares; Mr. Janosco - 17,000 shares; Ms. Kozaczka - 5,252 shares; Mr. Miles - 5,909 shares and Mr. Williams - 34,756 shares.

(5) Includes 34,124 shares of common stock which may be acquired by each of Messrs. Colton, Crowley, Lane, McClure, Pohl, C. Sullivan, T. Sullivan and Ms. O'Neil, and 25,595 shares of common stock which may be acquired by Mr. Placek, pursuant to vested options granted to them under the 2002 Stock Option Plan (the "Stock Option Plan"). Also includes shares of common stock which may be acquired pursuant to vested options issued under the Stock Option Plan as follows: Mr. Hagan - 31,500 shares; Mr. Janosco - 189,004 shares; Ms. Kozaczka - 23,626 shares; Mr. Miles - 3,281 shares and Mr. Williams -315,012 shares.

(6) Includes 2,263 shares held in an individual retirement account ("IRA") for the benefit of Mr. Carra's spouse, 2,723 shares held in an IRA for the benefit of Mr. Carra, and 24,935 shares held jointly with Mr. Carra's spouse.

(7) Includes 4,698 shares held in an IRA for the benefit for Mr. Colton's spouse, 3,071 shares held in an IRA for the benefit of Mr. Colton, and 1,640 shares held jointly with Mr. Colton's spouse.

(8)  Includes 8,203 shares held jointly with Mr. Crowley's spouse.

(9) Includes 66,543 shares held jointly with Mr. Janosco's spouse, and 54,742 shares held in an IRA for the benefit of Mr. Janosco.

(10) Includes 9,844 shares held jointly with Mr. McClure's spouse.

(11) Includes 1,500 shares held jointly by Ms. O'Neil's spouse and 1,312 shares held jointly with Ms. O'Neil's spouse.

(12) Includes 19,235 shares held by Mr. Placek's spouse

(13) Includes 32,796 shares held jointly with Mr. Pohl's spouse.

(14) Includes 13,844 shares held in an IRA for the benefit of Mr. Sullivan.

(15) Includes 67,924 shares held jointly with Mr. Williams' spouse, 18,539 shares held in an IRA for the benefit of Mr. Williams, 18,769 shares held in an IRA for the benefit of Mr. Williams' spouse, and 7,000 shares by the Karen F. Williams 2004 Family Trust.

(16) The figures shown for each of the executive officers named in the table do not include 1,741,574 shares held in trust pursuant to the ESOP that have not been allocated as of January 3, 2007 to any individual's account and as to which each of the executive officers named in the table share voting powers with the other ESOP participants. The figure shown for all directors and executive officers as a group includes 1,741,574 shares as to which members of Westfield Financial's Compensation Committee (consisting of Messrs. Carra, Pohl and T. Sullivan) may be deemed to have sole investment power, except in limited circumstances, thereby causing each such member to be deemed a beneficial owner of such shares. Each of the members of the Compensation Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Compensation Committee individually.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Transactions with Certain Related Persons

      Westfield Bank makes loans to its executive officers, employees and directors. These loans are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2006, loans to non-employee directors and their associates totaled $12.9 million.

Director Independence

      Westfield Financial has determined Directors Crowley, Colton, Lane, McClure, O'Neil, Placek, Pohl, C. Sullivan and T. Sullivan are independent as defined under the American Stock Exchange listing standards. In addition, all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent as defined under the American Stock Exchange listing standards.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Principal Accounting Fees and Services

      During the fiscal years ended December 31, 2006 and December 31, 2005, respectively, Westfield Financial retained and paid Wolf & Company, P.C. to provide audit and other services as follows:

                                                      Audit Fees
                                          2006 (3)                  2005
                                          --------                 --------
      Audit (1)                           $348,100                 $249,000
      Audit-Related Fees                        --                       --
      Tax Fees(2)                           28,100                   58,000
      All Other Fees                            --                       --
                                          --------                 --------
      Total                               $376,200                 $307,000
                                          ========                 ========

--------------------
(1) Audit fees consisted of audit work performed in the preparation of financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2) Tax fees consisted of assistance with matters related to tax compliance and counseling.

(3)  Includes fees associated with second step stock conversion.

Preapproval Policies and Procedures

      Preapproval of Services. The Audit Committee shall preapprove all auditing services and permitted non-audit services (including the fees and terms) to be performed for Westfield Financial by its independent registered public accounting firm, subject to the de minimis exception for non-audit services described below which are approved by the Committee prior to completion of the audit.

      Exception. The preapproval requirement set forth above shall not be applicable with respect to non-audit services if:

      (i) The aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by Westfield Financial to its auditor during the fiscal year in which the services are provided;

      (ii) Such services were not recognized by Westfield Financial at the time of the engagement to be non-audit services; and

      (iii) Such services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Committee.

      Delegation. The Committee may delegate to one or more designated members of the Committee the authority to grant required preapprovals. The decisions of any member to whom authority is delegated under this paragraph to preapprove activities under this subsection shall be presented to the full Committee at its next scheduled meeting.

      The Audit Committee preapproved 100% of the services performed by the independent registered public accounting firm pursuant to the policies outlined above.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.       Financial Statements

         Reference is made to the Consolidated Financial Statements included in
         Item 8 of Part II hereof.

b.       Exhibits

2.1 Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank. (1)
3.1      Articles of Organization of Westfield Financial, Inc. (2)
3.2      Bylaws of Westfield Financial, Inc. (2)
4.1      Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1     Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (3)
10.2 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc. (4)
10.3     Form of Director's Deferred Compensation Plan. (5)
10.4     The 401(k) Plan adopted by Westfield Bank. (6)
10.5     Form of Benefit Restoration Plan of Westfield Financial, Inc. (5)
10.6 Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams. (5)
10.7 Form of Employment Agreement between Donald A. Williams and Westfield Bank. (1)
10.8 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Bank. (1)
10.9     Form of Employment Agreement between James C. Hagan and Westfield
         Bank. (1)
10.10 Form of Employment Agreement between Donald A. Williams and New Westfield Financial, Inc. (1)
10.11 Form of Employment Agreement between Michael J. Janosco, Jr. and New Westfield Financial, Inc. (1)
10.12 Form of Employment Agreement between James C. Hagan and New Westfield Financial, Inc. (1)
10.13 Form of One Year Change in Control Agreement by and among certain officers and New Westfield Financial, Inc. and Westfield Bank. (1)

10.14    Agreement between Westfield Bank and Village Mortgage Company. (1)
14.1     Code of Ethics. (7)
23.1     Consent of Wolf & Company, P.C.
31.1     Rule 13a-14(a)/15d-14(a) Certifications
32.1     Section 1350 Certifications

--------------------
(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.
(3) Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(6) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006.
(7) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

                                           WESTFIELD FINANCIAL, INC.

                                           By: /s/ Donald A. Williams
                                               --------------------------------
                                           Donald A. Williams
                                           Chairman and Chief Executive Officer

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

          Name                         Title                             Date
          ----                         -----                             ----


/s/ Donald A. Williams        Chairman and Chief Executive Officer     March 15, 2007
---------------------------   (Principal Executive Officer)
Donald A. Williams

/s/ Michael J. Janosco, Jr.   Chief Financial Officer and Treasurer    March 15, 2007
---------------------------   (Principal Accounting Officer)
Michael J. Janosco, Jr.

/s/ Victor J. Carra           Director                                 March 15, 2007
---------------------------
Victor J. Carra

/s/ David C. Colton, Jr.      Director                                 March 15, 2007
---------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.    Director                                 March 15, 2007
---------------------------
Robert T. Crowley, Jr.

/s/ Harry C. Lane             Director                                 March 15, 2007
---------------------------
Harry C. Lane

/s/ William H. McClure        Director                                 March 15, 2007
---------------------------
William H. McClure

/s/ Mary C. O'Neil            Director                                 March 15, 2007
---------------------------
Mary C. O'Neil

/s/ Richard C. Placek         Director                                 March 15, 2007
---------------------------
Richard C. Placek

/s/ Paul R. Pohl              Director                                 March 15, 2007
---------------------------
Paul R. Pohl

/s/ Charles E. Sullivan       Director                                 March 15, 2007
---------------------------
Charles E. Sullivan

/s/ Thomas C. Sullivan        Director                                 March 15, 2007
---------------------------
Thomas C. Sullivan

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Westfield Financial, Inc.


We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Westfield Financial, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting.


WOLF & COMPANY, P.C.


Boston, Massachusetts
March 9, 2007

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                            December 31,
                                                                                       ---------------------
                                                                                         2006         2005
                                                                                         ----         ----

ASSETS
CASH AND DUE FROM BANKS                                                                $ 51,645     $ 18,136

FEDERAL FUNDS SOLD                                                                       97,659        5,090

INTEREST-BEARING DEPOSITS AND OTHER SHORT TERM INVESTMENTS                                5,204        3,230
                                                                                       --------     --------

CASH AND CASH EQUIVALENTS                                                               154,508       26,456
                                                                                       --------     --------

SECURITIES:
  Available for Sale - at estimated fair value                                           41,687       28,321

  Held to Maturity - at amortized cost (estimated fair value of
  $76,938 at December 31, 2006 and $72,704 at December 31, 2005)                         77,299       73,323

MORTGAGE-BACKED SECURITIES:
  Available for Sale - at estimated fair value                                          126,942      101,138

  Held to Maturity - at amortized cost (estimated fair value of
  $160,709 at December 31, 2006 and $149,017 at December 31, 2005)                      163,093      152,127

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK-AT COST                                  4,246        4,237

LOANS - Net of allowance for loan losses of $5,437 at
 December 31, 2006 and $5,422 at December 31, 2005                                      385,184      378,837

PREMISES AND EQUIPMENT - NET                                                             12,247       11,048

ACCRUED INTEREST RECEIVABLE                                                               4,502        3,853

BANK-OWNED LIFE INSURANCE                                                                20,619       19,819

OTHER ASSETS                                                                              6,502        5,936
                                                                                       --------     --------

TOTAL ASSETS                                                                           $996,829     $805,095
                                                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
DEPOSITS:
  Noninterest-bearing                                                                  $ 42,383     $ 45,260
  Interest-bearing                                                                      585,083      577,785
                                                                                       --------     --------
      Total deposits                                                                    627,466      623,045
                                                                                       --------     --------

CUSTOMER REPURCHASE AGREEMENTS                                                           17,919       14,441

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                                55,000       45,000

OTHER LIABILITIES                                                                         7,036        6,767
                                                                                       --------     --------
TOTAL LIABILITIES                                                                       707,421      689,253
                                                                                       --------     --------

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at December 31, 2006 and 2005                                               -            -
Common stock - $.01 par value, 25,000,000 shares authorized,
 10,580,000 shares issued, 9,728,912 and 9,754,757 shares
 outstanding at December 31, 2006 and December 31, 2005, respectively (see Note 23)         274           98
Additional paid-in capital (see Note 23)                                                201,736       30,120
Unallocated common stock of Employee Stock Ownership Plan                                (4,835)      (5,127)
Unearned compensation                                                                      (405)        (861)
Retained earnings                                                                        93,364       92,789
Accumulated other comprehensive loss                                                       (726)      (1,177)
                                                                                       --------     --------
      Total stockholders' equity                                                        289,408      115,842
                                                                                       --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $996,829     $805,095
                                                                                       ========     ========

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                    Years Ended December 31,
                                                                -------------------------------
                                                                  2006        2005        2004
                                                                  ----        ----        ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                  $17,551     $15,901     $14,644
  Debt securities, taxable                                       14,396      11,829      11,660
  Commercial and industrial loans                                 7,475       6,409       5,087
  Debt securities, tax-exempt                                     1,230       1,200       1,065
  Federal funds sold                                                770         788         288
  Marketable equity securities                                      501         404         355
  Consumer loans                                                    410         631       1,212
  Interest-bearing deposits and other short term investments        102         144         117
                                                                -------     -------     -------

      Total interest and dividend income                         42,435      37,306      34,428
                                                                -------     -------     -------

INTEREST EXPENSE:
  Deposits                                                       17,268      11,813       9,625
  Customer repurchase agreements                                    438         312         195
  Federal Home Loan Bank advances                                 1,845       1,472       1,093
                                                                -------     -------     -------

      Total interest expense                                     19,551      13,597      10,913
                                                                -------     -------     -------

      Net interest and dividend income                           22,884      23,709      23,515

PROVISION FOR LOAN LOSSES                                           390         465         750
                                                                -------     -------     -------

  Net interest and dividend income after
   provision for loan losses                                     22,494      23,244      22,765
                                                                -------     -------     -------

NONINTEREST INCOME:
  Income from bank-owned life insurance                             800         758         741
  Service charges and fees                                        2,651       2,595       2,278
  Gains on sales and writedowns of securities, net                    -          19         877
  Loss on sale of fixed assets, net                                 378           -           -
                                                                -------     -------     -------

      Total noninterest income                                    3,073       3,372       3,896
                                                                -------     -------     -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                 11,985      11,155      10,753
  Occupancy                                                       2,060       1,927       1,808
  Computer operations                                             1,446       1,557       1,582
  Professional fees                                               1,081         943         893
  Stationery, supplies and postage                                  510         522         530
  Other                                                           2,308       2,360       2,210
                                                                -------     -------     -------

      Total noninterest expense                                  19,390      18,464      17,776
                                                                -------     -------     -------

INCOME BEFORE INCOME TAXES                                        6,177       8,152       8,885

INCOME TAXES                                                      1,523       1,933       2,562
                                                                -------     -------     -------

NET INCOME                                                      $ 4,654     $ 6,219     $ 6,323
                                                                =======     =======     =======

EARNINGS PER COMMON SHARE:
  Basic earnings per share                                      $  0.50     $  0.66     $  0.65
  Diluted earnings per share                                    $  0.49     $  0.64     $  0.64

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                                                               Restricted                Accumulated
                                                   Additional                     Stock                     Other
                                 Common Stock        Paid-In    Unallocated     Unearned     Retained   Comprehensive
                               Shares     Amount     Capital        ESOP      Compensation   Earnings   (Loss) Income     Total
                               ------     ------   ----------   -----------   ------------   --------   -------------   --------

BALANCE, JANUARY 1, 2004     10,522,300    $105     $ 46,048      $(5,837)      $(2,094)      $85,794      $   788      $124,804
                                                                                                                        --------

Comprehensive income:
  Net income                          -       -            -            -             -         6,323            -         6,323
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $161             -       -            -            -             -             -         (324)         (324)
  Reclassification for
   gains included in net
   income, net of taxes
   of $291                            -       -            -            -             -             -         (586)         (586)
                                                                                                                        --------
Comprehensive income                  -       -            -            -             -             -            -         5,413
                                                                                                                        --------
Shared-based compensation             -       -          516          410           551             -            -         1,477
Common stock repurchased       (569,588)     (6)     (11,950)           -             -             -            -       (11,956)
Issuance of common stock
 in connection with stock
 option exercises                 1,800       1           30            -             -            (5)           -            26
Cash dividends declared
 ($0.30 per share)                    -       -            -            -             -        (1,713)           -        (1,713)
                             ----------    ----     --------      -------       -------       -------      -------      --------

BALANCE, DECEMBER 31, 2004    9,954,512     100       34,644       (5,427)       (1,543)       90,399         (122)      118,051
                                                                                                                        --------

Comprehensive income:
  Net income                          -       -            -            -             -         6,219            -         6,219
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $622             -       -            -            -             -             -       (1,043)       (1,043)
  Reclassification for
   gains included in net
   income, net of taxes
   of $7                              -       -            -            -             -             -          (12)          (12)
                                                                                                                        --------
Comprehensive income                  -       -            -            -             -             -            -         5,164
                                                                                                                        --------
Shared-based compensation             -       -          361          300           682             -            -         1,343
Common stock repurchased       (237,400)     (2)      (5,697)           -             -             -            -        (5,699)
Issuance of common stock
 in connection with stock
 option exercises                37,645       -          812            -             -          (271)           -           541
Cash dividends declared
 ($0.90 per share)                    -       -            -            -             -        (3,558)           -        (3,558)
                                                                                                                        --------

BALANCE, DECEMBER 31, 2005    9,754,757      98       30,120       (5,127)         (861)       92,789       (1,177)      115,842
                             ----------    ----     --------      -------       -------       -------      -------      --------

Comprehensive income:
  Net income                          -       -            -            -             -         4,654            -         4,654
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $204             -       -           -             -             -             -          374           374
                                                                                                                        --------
Comprehensive income                                                                                                       5,028
                                                                                                                        --------
Adjustment to initially
 apply FASB Statement
 No. 158, net of tax
 benefit of $40                       -       -            -            -             -             -           77            77
Net proceeds from sale
 of common stock                      -     177      171,535            -             -             -            -       171,712
Share-based compensation              -       -          546          292           456             -            -         1,294
Excess tax benefits from
 share-based compensation             -       -          260            -             -             -            -           260
Common stock repurchased        (65,000)     (1)      (1,582)           -             -             -            -        (1,583)
Issuance of common stock
 in connection with stock
 option exercises                39,155       -          857            -             -          (294)           -           563
Cash dividends declared
 ($1.00 per share)                    -       -            -            -             -        (3,785)           -        (3,785)
                             ----------    ----     --------      -------       -------       -------      -------      --------

BALANCE, DECEMBER 31, 2006    9,728,912    $274     $201,736      $(4,835)      $  (405)      $93,364      $  (726)     $289,408
                             ==========    ====     ========      =======       =======       =======      =======      ========

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                            2006          2005          2004
                                                                            ----          ----          ----

OPERATING ACTIVITIES:
  Net Income                                                              $  4,654      $  6,219      $  6,323
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                                  390           465           750
    Depreciation and amortization of premises and equipment                  1,030           950         1,003
    Net amortization of premiums and discounts on securities,
     mortgage backed securities and mortgage loans                             657         1,080         1,452
    Shared-based compensation expense                                        2,075         1,678         1,962
    Excess tax benefits from share-based compensation                         (260)            -             -
    Loss on sale of fixed assets, net                                          378             -             -
    Gains on sales and writedown of securities, net                              -           (19)         (877)
    Deferred income tax benefit                                               (256)         (334)         (615)
    Income from bank-owned life insurance                                     (800)         (758)         (741)
  Changes in assets and liabilities:
    Accrued interest receivable                                               (649)         (302)            4
    Other assets                                                              (436)          857           748
    Other liabilities                                                          270           151           155
                                                                          --------      --------      --------

      Net cash provided by operating activities                              7,053         9,987        10,164
                                                                          --------      --------      --------

INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                                              (17,097)      (11,131)      (18,473)
    Proceeds from maturities and principal collections                      13,000         9,000        17,000
  Securities, available for sale:
    Purchases                                                              (21,295)      (17,982)       (5,332)
    Proceeds from sales                                                      5,000         3,833        11,891
    Proceeds from calls, maturities and principal collections                3,000           548         4,155
  Mortgage-backed securities, held to maturity:
    Purchases                                                              (48,727)      (24,979)      (39,255)
    Principal collections                                                   37,368        47,528        54,687
  Mortgage-backed securities, available for sale:
    Purchases                                                              (51,720)      (71,791)      (41,110)
    Proceeds from sales                                                          -        16,962        20,325
    Principal collections                                                   26,307        25,305        22,943
  Purchase of Federal Home Loan Bank of Boston and other stock                  (9)            -             -
  Purchase of residential mortgages                                        (11,845)       (1,236)      (35,294)
  Net decrease (increase) in loans                                           5,080        (9,528)       10,864
  Purchases of premises and equipment                                       (2,618)         (493)         (734)
  Proceeds from sale of fixed assets                                            10             -             -
  Purchase of bank-owned life insurance                                          -             -        (1,813)
                                                                          --------      --------      --------

      Net cash (used in) provided by investing activities                  (63,546)      (35,777)        1,667
                                                                          --------      --------      --------

FINANCING ACTIVITIES:
  Increase (decrease) in deposits                                            4,421        10,424       (19,810)
  Increase (decrease) in customer repurchase agreements                      3,478          (174)        2,480
  Repayment of Federal Home Loan Bank of Boston advances                   (10,000)       (5,000)            -
  Advances from Federal Home Loan Bank of Boston                            20,000         5,000        25,000
  Net proceeds from sale of common stock                                   171,712             -             -
  Cash dividends paid                                                       (3,785)       (3,558)       (1,713)
  Common stock repurchased                                                  (1,583)       (5,699)      (11,956)
  Issuance of common stock in connection with stock option exercises           563           541            26
  Purchase of common stock in connection with employee benefit program        (521)         (335)         (485)
  Excess tax benefits from share-based compensation                            260             -             -
                                                                          --------      --------      --------

      Net cash provided by (used in) financing activities                  184,545         1,199        (6,458)
                                                                          --------      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                   128,052       (24,591)        5,373

  Beginning of year                                                         26,456        51,047        45,674
                                                                          --------      --------      --------
  End of year                                                             $154,508      $ 26,456      $ 51,047
                                                                          ========      ========      ========

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004


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

      Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2006 and 2005 includes partially restricted cash of approximately $417,000, and $291,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

      Securities and Mortgage-Backed Securities - Debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income. The Company does not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

      Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in noninterest income. The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

      Other than Temporary Impairment of Securities - On a quarterly basis, the Company reviews investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers
      (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

      Loans - Loans are recorded at the principal amount outstanding. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible. The Company's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by the Company. The compensation is paid to an automobile dealer shortly after the loan is originated. The Company records the amount as a deferred cost that is amortized against interest income over the life of the loans in relation to the interest paid by the customer.

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

      In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require adjustment to the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting results of operations.

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

      Premises and Equipment - Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the expected lease term, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

      The cost of maintenance and repairs is charged to expense when incurred. Major expenditures for betterments are capitalized and depreciated.

      Other Real Estate Owned - Other real estate owned represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the related loan, or the estimated fair value of the real estate acquired, net of estimated selling costs. Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to other real estate owned. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Operating costs associated with other real estate owned are expensed as incurred. There was no other real estate owned at December 31, 2006 and 2005, respectively.

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

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans" ("SFAS 158"), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The requirement to recognize the funded status of a benefit plan and provide additional disclosures is effective as of December 31, 2006.

      The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006.

                                       Before                        After
                                    Application                   Application
                                    of SFAS 158    Adjustments    of SFAS 158
                                    -----------    -----------    -----------
                                                  (In thousands)

      Accrued pension benefit         $  2,139        $(117)        $  2,022
      Net deferred tax asset             4,635          (40)           4,595
      Total assets                     996,869          (40)         996,829
      Accumulated other
       comprehensive loss                 (803)          77             (726)
      Total stockholders' equity       289,331           77          289,408

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

      Earnings per common share for the years ended December 31, have been computed based on the following:

                                                                    2006      2005      2004
                                                                    ----      ----      ----
                                                              (In thousands, except per share data)

      Net income available to common stockholders                  $4,654    $6,219    $6,323
                                                                   ======    ======    ======

      Weighted average number of common shares outstanding          9,343     9,467      9,706
      Effect of dilutive stock awards and options                     165       231        224
                                                                   ------    ------    -------
      Adjusted weighted average number of common shares
       outstanding used to calculate diluted earnings per
       common shares                                                9,508     9,698      9,930
                                                                   ======    ======    =======

      Basic earnings per share                                     $ 0.50    $ 0.66    $  0.65

      Diluted earnings per share                                   $ 0.49    $ 0.64    $  0.64

      Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

      Adoption of SFAS 123(R) Share-Based Payment - On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment ("SFAS 123(R)" or the "Statement"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The effect of SFAS 123(R) is that entities are required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company uses the binomial model for its adoption of the Statement.

      The Company adopted SFAS 123(R) on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123(R). Also under this method, expense is recognized for awards that were granted prior to January 1, 2006 but vest after January 1, 2006, based on the fair value determined at the grant date under SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). Prior to the adoption of SFAS 123(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

      The adoption of SFAS 123(R) by the Company resulted in additional share-based compensation expense of $293,000 and a related tax benefit of $69,000 for the year ended December 31, 2006. The increase in stock-based compensation expense resulted in a $0.02 decrease in basic earnings per share and a $0.02 decrease in diluted earnings per share for the year ended December 31, 2006. As of December 31, 2006, the compensation cost of unvested stock options amounted to $183,000 with a related tax benefit of $40,000. Compensation costs of $164,000 with a related tax benefit of $40,000 will be recognized by July of 2007.

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

      Had compensation cost been determined based on the fair value at the grant date of awards under the plans consistent with the method prescribed by SFAS 123(R), the Company's net income and income per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts as follows:

                                               2005        2004
                                               ----        ----
                                      (In thousands, except per share data)

      Net income, as reported                 $6,219      $6,323

        Less:  Compensation expense
        determined under fair value
        based method for all awards,
        net of tax effects                      (333)       (272)
                                              ------      ------
          Pro forma net income                $5,886      $6,051
                                              ======      ======

      Net income per share:
        Basic as reported                     $ 0.66      $ 0.65
        Basic pro forma                         0.62        0.62
        Diluted as reported                     0.64        0.64
        Diluted pro forma                       0.61        0.61

      The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions: Years Ended December 31,

                                          2005          2004
                                          ----          ----
            Dividend yield             1.70%         1.02%
            Expected life in years       10 years      10 years
            Expected volatility          21%           17%
            Risk-free interest rate    4.14%         4.16%

      No options were granted during the year ended December 31, 2006.

      Comprehensive Income/Loss

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

      The components of other comprehensive income/loss and related tax effects are as follows:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                    2006      2005       2004
                                                    ----      ----       ----
                                                          (In thousands)

      Unrealized holding gains (losses) on
       available for sale securities               $ 578    $(1,665)   $  (485)
      Reclassification adjustment for gains
       realized in income                              -        (19)      (877)
                                                   -----    -------    -------
      Net unrealized gains (losses)                  578     (1,684)    (1,362)
      Tax effect                                    (204)       629        452
                                                   -----    -------    -------
            Net-of-tax amount                        374     (1,055)      (910)
                                                   -----    -------    -------

      Adjustment to initially apply SFAS No. 158     117          -          -
      Tax effect                                     (40)         -          -
                                                   -----    -------    -------
            Net-of-tax amount                         77          -          -
                                                   -----    -------    -------

                                                   $ 451    $(1,055)   $  (910)
                                                   =====    =======    =======

      The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

                                                                December 31,
                                                             -----------------
                                                               2006      2005
                                                               ----      ----
                                                               (In thousands)

      Net unrealized loss on securities available
       for sale                                              $(1,274)  $(1,852)
      Tax effect                                                 471       675
                                                             -------   -------
            Net-of-tax amount                                   (803)   (1,177)
                                                             -------   -------

      Unrecognized transition asset pertaining to defined
       benefit plan                                               92         -
      Unrecognized deferred gain pertaining to defined
       benefit plan                                               25         -
                                                             -------   -------
                                                                 117         -
      Tax effect                                                 (40)        -
                                                             -------   -------
            Net-of-tax amount                                     77         -
                                                             -------   -------

                                                             $  (726)  $(1,177)
                                                             =======   =======

      Recent Accounting Pronouncements--In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the "fair value method"). This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the Company's 2007 calendar year. As management does not plan to adopt the fair value method of accounting for its servicing rights and the amounts of servicing rights are not material, this Statement is not expected to have a material impact on the Company's consolidated financial statements.

      In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN
      48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)." This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for the Company for the year ended December 31, 2006 and is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under the other approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006 and does not have a material impact on those financial statements.

      In February 2007, the FASB issued Statement of financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect SFAS 159 to have a material impact on the Company's consolidated financial statements.

2.    SECURITIES

      Securities are summarized as follows:


                                                             December 31, 2006
                                            --------------------------------------------------
                                                            Gross         Gross      Estimated
                                            Amortized    Unrealized    Unrealized      Fair
                                               Cost         Gains        Losses        Value
                                            ---------    ----------    ----------    ---------
                                                              (In thousands)
      Held to maturity:
        Government-sponsored enterprises     $ 47,095       $ 42         $  586      $ 46,551
        Municipal bonds                        30,204        316            133        30,387
                                             --------       ----         ------      --------

      Total held to maturity                   77,299        358            719        76,938
                                             --------       ----         ------      --------

      Available for sale:
        Government-sponsored enterprises       34,821         79            209        34,691
        Equity securities                       7,260          -            264         6,996
                                             --------       ----         ------      --------

      Total available for sale                 42,081         79            473        41,687
                                             --------       ----         ------      --------

      Total Securities                       $119,380       $437         $1,192      $118,625
                                             ========       ====         ======      ========

                                                             December 31, 2005
                                            --------------------------------------------------
                                                            Gross         Gross      Estimated
                                            Amortized    Unrealized    Unrealized      Fair
                                               Cost         Gains        Losses        Value
                                            ---------    ----------    ----------    ---------
                                                              (In thousands)

      Held to maturity:
        Government-sponsored enterprises     $ 43,090       $  6         $  731      $ 42,365
        Municipal bonds                        30,233        289            183        30,339
                                             --------       ----         ------      --------

      Total held to maturity                   73,323        295            914        72,704
                                             --------       ----         ------      --------

      Available for sale:
        Government-sponsored enterprises       22,728          4            153        22,579
        Equity securities                       6,057          -            315         5,742
                                             --------       ----         ------      --------

      Total available for sale                 28,785          4            468        28,321
                                             --------       ----         ------      --------

      Total Securities                       $102,108       $299         $1,382      $101,025
                                             ========       ====         ======      ========

      Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                               December 31, 2006
                                               ------------------------------------------------
                                               Less than Twelve Months      Over Twelve Months
                                               -----------------------    ---------------------
                                                  Gross                      Gross
                                               Unrealized       Fair      Unrealized     Fair
                                                 Losses         Value       Losses       Value
                                               ----------       -----     ----------     -----
                                                                (In thousands)

      Held to maturity:
        Government-sponsored enterprises          $ 34         $11,973      $  552      $24,446
        Municipal bonds                             48           7,993          85        4,805
                                                  ----         -------      ------      -------

      Total held to maturity                        82          19,966         637       29,251
                                                  ----         -------      ------      -------

      Available for sale:
        Government-sponsored enterprises            38           9,962         171       14,549
        Equity securities                            -               -         264        5,518
                                                  ----         -------      ------      -------

      Total available for sale                      38           9,962         435       20,067
                                                  ----         -------      ------      -------

      Total temporarily impaired securities       $120         $29,928      $1,072      $49,318
                                                  ====         =======      ======      =======

                                                               December 31, 2005
                                               ------------------------------------------------
                                               Less than Twelve Months      Over Twelve Months
                                               -----------------------    ---------------------
                                                  Gross                      Gross
                                               Unrealized       Fair      Unrealized     Fair
                                                 Losses         Value       Losses       Value
                                               ----------       -----     ----------     -----
                                                                (In thousands)

      Held to maturity:
        Government-sponsored enterprises          $222         $14,792      $  509      $22,567
        Municipal bonds                             78           8,586         105        2,748
                                                  ----         -------      ------      -------

      Total held to maturity                       300          23,378         614       25,315
                                                  ----         -------      ------      -------

      Available for sale:
        Government-sponsored enterprises           153          17,575           -            -
        Equity securities                            -               -         315        5,264
                                                  ----         -------      ------      -------

      Total available for sale                     153          17,575         315        5,264
                                                  ----         -------      ------      -------

      Total temporarily impaired securities       $453         $40,953      $  929      $30,579
                                                  ====         =======      ======      =======

      At December 31, 2006, fourteen debt securities have gross unrealized losses of 0.4% from the Company's amortized cost basis of temporarily impaired debt securities which existed for less than twelve months. Because these losses relate to government-sponsored enterprises and highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2006, fifteen debt securities have gross unrealized losses of 1.8% from the Company's amortized cost basis of temporarily impaired debt securities which existed for greater than twelve months. Because these losses relate to government-sponsored enterprises and highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2006, three equity securities have an unrealized loss of 3.8% from the Company's cost basis which existed for greater than twelve months and is principally related to fluctuations in interest rates. These losses relate to mutual funds which invest primarily in short-term debt instruments and adjustable rate mortgage-backed securities. Because these losses are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2006, one equity security has an unrealized loss of 8.4% from the Company's cost basis which existed for greater than twelve months. Because the security is an adjustable rate preferred stock issued by a government-sponsored enterprise, the unrealized loss is principally related to fluctuations in interest rates, and management has the intent and ability to hold this security for the foreseeable future, the decline is not deemed to be other than temporary.

                                                     December 31, 2006
                                                  -----------------------
                                                  Amortized    Estimated
                                                     Cost      Fair Value
                                                  ---------    ----------
                                                       (In thousands)

      Held to maturity:
        Due in one year or less                    $10,000       $ 9,970
        Due after one year through five years       23,577        23,462
        Due after five years through ten years      28,832        28,444
        Due after ten years                         14,890        15,062
                                                   -------       -------

      Total held to maturity                       $77,299       $76,938
                                                   =======       =======

      Available for sale:
        Due in one year or less                    $ 6,000       $ 5,952
        Due after one year through five years       23,831        23,859
        Due after five years through ten years       4,990         4,880
                                                   -------       -------

      Total available for sale                     $34,821       $34,691
                                                   =======       =======

      Gross gains of $0, $34,000, and $1,130,000, and gross losses of $0, $1,000, and $39,000 were recorded on sales of securities during the years ended December 31, 2006, 2005, and 2004, respectively. There were no impairment losses recognized during 2006, 2005 and 2004.

      Proceeds from the sale of securities amounted to $5.0 million, $3.8 million and $11.9 million at December 31, 2006, 2005 and 2004, respectively.

      Securities with a carrying value of $40 million and $35 million were pledged as collateral at the Federal Reserve Bank of Boston at December 31, 2006 and 2005, respectively, to secure public deposits and repurchase agreements.

      Unrealized losses on securities available for sale, net of tax were $240,000 and $283,000 at December 31, 2006 and 2005, respectively.

3.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:

                                                                December 31, 2006
                                               --------------------------------------------------
                                                               Gross         Gross      Estimated
                                               Amortized    Unrealized    Unrealized      Fair
                                                  Cost         Gains        Losses        Value
                                               ---------    ----------    ----------    ---------
                                                                 (In thousands)

      Held to maturity:
        Fannie Mae                              $103,344       $181         $1,945       $101,580
        Freddie Mac                               41,418        129            448         41,099
        Ginnie Mae                                13,425          1            274         13,152
        Collateralized mortgage obligations        4,906          -             28          4,878

      Total held to maturity                     163,093        311          2,695        160,709
                                                --------       ----         ------       --------

      Available for sale:
        Fannie Mae                                47,203       $ 20         $  493       $ 46,730
        Freddie Mac                               49,554        109            285         49,378
        Ginnie Mae                                 8,635         10            102          8,543
        Collateralized mortgage obligations       22,430         46            185         22,291
                                                --------       ----         ------       --------

      Total available for sale                   127,822        185          1,065        126,942
                                                --------       ----         ------       --------

      Total Mortgage-Backed Securities          $290,915       $496         $3,760       $287,651
                                                ========       ====         ======       ========

                                                                December 31, 2005
                                               --------------------------------------------------
                                                               Gross         Gross      Estimated
                                               Amortized    Unrealized    Unrealized      Fair
                                                  Cost         Gains        Losses        Value
                                               ---------    ----------    ----------    ---------
                                                                 (In thousands)

      Held to maturity:
        Fannie Mae                              $ 98,362       $ 34         $2,300       $ 96,096
        Freddie Mac                               36,465         78            572         35,971
        Ginnie Mae                                17,300          4            354         16,950
                                                --------       ----         ------       --------

      Total held to maturity                     152,127        116          3,226        149,017
                                                --------       ----         ------       --------

      Available for sale:
        Fannie Mae                                46,078         40            742         45,376
        Freddie Mac                               38,310         12            459         37,863
        Ginnie Mae                                12,594         22            230         12,386
        Other pass-through securities              4,726          -             17          4,709
        Collateralized mortgage obligations          818          -             14            804
                                                --------       ----         ------       --------

      Total available for sale                   102,526         74          1,462        101,138
                                                --------       ----         ------       --------

      Total Mortgage-Backed Securities          $254,653       $190         $4,688       $250,155
                                                ========       ====         ======       ========

      Gross gains of $0, $27,000 and $135,000 and gross losses of $0, $41,000, and $349,000 were recorded on sales of mortgage-backed securities during the years ended December 31, 2006, 2005, and 2004, respectively.

      Proceeds from the sale of mortgage-backed securities amounted to $0, $17.0 million and $20.3 million at December 31, 2006, 2005 and 2004, respectively.

      Unrealized losses on mortgage-backed securities available for sale, net of tax were $563,000 and $894,000 at December 31, 2006 and 2005, respectively.

      Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                               December 31, 2006
                                               ------------------------------------------------
                                               Less than Twelve Months      Over Twelve Months
                                               -----------------------    ---------------------
                                                  Gross                      Gross
                                               Unrealized       Fair      Unrealized     Fair
                                                 Losses         Value       Losses       Value
                                               ----------       -----     ----------     -----
                                                                (In thousands)

      Held to maturity:
        Fannie Mae                                $ 15         $ 3,176      $1,930     $ 67,630
        Freddie Mac                                 13             772         435       18,793
        Ginnie Mae                                   1             361         273       12,699
        Collateralized mortgage obligations         28           4,878           -            -
                                                  ----         -------      ------     --------

      Total held to maturity                        57           9,187       2,638       99,122
                                                  ----         -------      ------     --------

      Available for sale:
        Fannie Mae                                  19          10,960         474       30,842
        Freddie Mac                                 29          10,681         256       24,820
        Ginnie Mae                                   -               -         102        6,496
        Collateralized mortgage obligations        182          14,061           3        3,604
                                                  ----         -------      ------     --------

      Total available for sale                     230          35,702         835       65,762
                                                  ----         -------      ------     --------

      Total temporarily impaired securities       $287         $44,889      $3,473     $164,884
                                                  ====         =======      ======     ========


                                                               December 31, 2005
                                               ------------------------------------------------
                                               Less than Twelve Months      Over Twelve Months
                                               -----------------------    ---------------------
                                                  Gross                      Gross
                                               Unrealized       Fair      Unrealized     Fair
                                                 Losses         Value       Losses       Value
                                               ----------       -----     ----------     -----
                                                                (In thousands)

      Held to maturity:
        Fannie Mae                               $  452       $ 26,869      $1,848     $ 64,076
        Freddie Mac                                  25          5,120         547       16,954
        Ginnie Mae                                  178          8,424         176        7,772
                                                 ------       --------      ------     --------

      Total held to maturity                        655         40,413       2,571       88,802
                                                 ------       --------      ------     --------

      Available for sale:
        Fannie Mae                                  691         40,327          51        3,935
        Freddie Mac                                 376         28,952          83        5,707
        Ginnie Mae                                  214          8,020          16          836
        Other pass-thru securities                   17          4,709           -            -
        Collateralized mortgage obligations           -              -          14          804
                                                 ------       --------      ------     --------

      Total available for sale                    1,298         82,008         164       11,282
                                                 ------       --------      ------     --------

      Total temporarily impaired securities      $1,953       $122,421      $2,735     $100,084
                                                 ======       ========      ======     ========

      At December 31, 2006, twenty-two mortgage-backed securities have gross unrealized losses of 0.6% from the Bank's amortized cost basis which existed for less than twelve months. Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2006, ninety-nine mortgage-backed securities have gross unrealized losses of 2.1% from the Bank's amortized cost basis which existed for greater than twelve months. Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

4.    LOANS

      Loans consisted of the following amounts:

                                                    December 31,
                                               ---------------------
                                                 2006         2005
                                               ---------------------
                                                   (In thousands)

      Commercial real estate                   $174,556     $169,564
      Residential real estate:
        Owner-occupied 1-4 family loans          70,640       73,516
        Other residential real estate loans      38,900       33,402
      Commercial and industrial                 100,237      100,019
      Consumer                                    5,841        7,372
                                               --------     --------
        Total Loans                             390,174      383,873
      Unearned premiums and deferred loan
       fees and costs, net                          447          386
      Allowance for loan losses                  (5,437)      (5,422)
                                               --------     --------
                                               $385,184     $378,837
                                               ========     ========

      The following table summarizes information regarding impaired loans:

                                                December 31,
                                               --------------
                                               2006     2005
                                               --------------
                                               (In thousands)

      Recorded investment in impaired loans    $133    $1,641
      Specific allowance for impaired loans      20       250
      Impaired loans on nonaccrual status       133     1,641

                                                                                   Years Ended
                                                                                  December 31,
                                                                            ------------------------
                                                                            2006     2005      2004
                                                                            ------------------------
                                                                                 (In thousands)

      Average recorded investment in impaired loans                         $490    $1,532    $1,787
      Income recorded during the period for impaired loans                     -         -        11
      Income recorded on cash basis during the period for impaired loans     300         -        12

      There were no restructured loans during the years ended December 31, 2006, 2005 and 2004.

      Nonaccrual loans at December 31, 2006, 2005 and 2004 and related interest income are summarized as follows:

                                                      At or For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                      2006      2005      2004
                                                     --------------------------
                                                           (In thousands)

      Amount                                         $1,028    $1,919    $2,171
      Interest income that would have been
       recorded under the original contract terms        67       176       176

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $13.0 million and $16.3 million at December 31, 2006 and 2005, respectively. Net service fee income of $22,000, $24,000, and $30,000 was recorded for the years ended December 31, 2006, 2005, and 2004, respectively.

5.    ALLOWANCE FOR LOAN LOSSES

      An analysis of changes in the allowance for loan losses is as follows:

                                                   Years Ended
                                                  December 31,
                                          ----------------------------
                                           2006       2005       2004
                                          ----------------------------
                                                 (In thousands)

      Balance, beginning of year          $5,422     $5,277     $4,642
      Provision                              390        465        750
      Charge-offs                           (584)      (612)      (404)
      Recoveries                             209        292        289
                                          ------     ------     ------

      Balance, end of year                $5,437     $5,422     $5,277
                                          ======     ======     ======

6.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:

                                                           December 31,
                                                       -------------------
                                                         2006        2005
                                                       -------------------
                                                          (In thousands)

      Land                                             $ 2,201     $ 2,201
      Buildings                                         10,008       9,949
      Leasehold improvements                             1,435         883
      Furniture and equipment                            6,174       5,614
      Construction in process                              835           -
                                                       -------     -------
      Total                                             20,653      18,647

      Accumulated depreciation and amortization         (8,406)     (7,599)
                                                       -------     -------

      Premises and equipment, net                      $12,247     $11,048
                                                       =======     =======

      Depreciation and amortization expense for the years ended December 31, 2006, 2005, and 2004 amounted to $1,030,000, $950,000, and $1,003,000, respectively.

7.    DEPOSITS

      Deposit accounts by type and weighted average rates are summarized as follows:

                                                      December 31,
                                         -------------------------------------
                                               2006                 2005
                                         ----------------     ----------------
                                          Amount     Rate      Amount     Rate
                                         ----------------     ----------------
                                                 (Dollars in thousands)

      Demand and Now:
        Now accounts                     $ 80,527    1.40%    $ 69,137    0.83%
        Demand accounts                    42,383       -       45,260       -

      Savings:
        Regular accounts                   36,110    0.50       41,387    0.50
        Money market accounts              94,441    1.51      132,218    1.62

      Time certificates of deposit        374,005    4.39      335,043    3.24
                                         --------             --------

      Total Deposits                     $627,466    3.05%    $623,045    2.21%
                                         ========             ========

      Time deposits of $100,000 or more totaled approximately $93.5 million and $71.2 million at December 31, 2006 and 2005, respectively. Interest expense on such deposits totaled $3.6 million, $2.0 million and $1.6 million for the years ended December 31, 2006, 2005, and 2004 respectively.

      Cash paid for interest was:

                                                           Years Ended
                                                           December 31,
                                                  -----------------------------
                                                    2006       2005       2004
                                                  -----------------------------
                                                          (In thousands)

      Deposits                                    $17,249    $11,807    $ 9,615
      Customer repurchase agreements                  438        312        195
      Federal Home Loan Bank of Boston advances     1,785      1,462      1,093
                                                  -------    -------    -------
      Total                                       $19,472    $13,581    $10,903
                                                  =======    =======    =======

      At December 31, 2006 and 2005, the scheduled maturities of time certificates of deposit are as follows:

                                               2006                 2005
                                         ----------------     ----------------
                                          Amount     Rate      Amount     Rate
                                         -------------------------------------
                                                 (Dollars in thousands)

      Within 1 year                      $270,026    4.40%    $227,770    3.05%
      Over 1 year to 3 years               91,201    4.33       85,951    3.51
      Over 3 years to 5 years              12,778    4.56       21,322    4.17
                                         --------             --------

      Total certificates of deposits     $374,005    4.39%    $335,043    3.24%
                                         ========             ========

      Interest expense on deposits for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

                                        Years Ended December 31,
                                      ----------------------------
                                        2006       2005      2004
                                      ----------------------------
                                             (In thousands)

      Savings                         $   226    $   217    $  234
      Money market accounts             1,684      2,117     1,419
      Time certificates of deposit     14,450      9,154     7,723
      Other interest bearing              908        325       249
                                      -------    -------    ------

                                      $17,268    $11,813    $9,625
                                      =======    =======    ======

8.    CUSTOMER REPURCHASE AGREEMENTS

      The following table summarizes information regarding repurchase agreements:

                                                               Years Ended
                                                              December 31,
                                                         ----------------------
                                                             2006       2005
                                                         ----------------------
                                                         (Dollars in thousands)

Balance outstanding, end of year                           $17,919    $14,441
Maximum amount outstanding at any month end during year     20,137     18,116
Average amount outstanding during year                      16,632     16,907
Weighted average interest rate, end of year                   3.03%      2.16%
Book value of collateral pledged, end of year               30,380     35,424
Fair value of collateral pledged, end of year               29,995     34,821

9.    FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

      The following fixed rate advances are collateralized by a blanket lien on the Company's residential real estate loans and certain mortgage-backed securities.

                                                        December 31,
                                   December 31,       Weighted Average
                                      Amount                Rate
                                ------------------    ----------------
                                  2006       2005     2006        2005
                                ------------------    ----------------
            Year of Maturity    (Dollars in thousands)

                  2006          $     -    $10,000      -%        3.0%
                  2007           30,000     20,000    3.9         3.1
                  2008           15,000     10,000    4.4         4.2
                  2009            5,000      5,000    3.3         3.3
                  2014            5,000          -    5.0           -
                                -------    -------
             Total advances     $55,000    $45,000    4.1%        3.4%
                                =======    =======

10.   LINE OF CREDIT

      The Company has an "Ideal Way" line of credit with the Federal Home Loan Bank of Boston for $9,541,000 for the years ended December 31, 2006 and 2005. Interest on this line of credit is payable at a rate determined and reset by the Federal Home Loan Bank on a daily basis. The outstanding principal shall be due daily but that portion not repaid will be automatically renewed. No amounts were outstanding under this line at December 31, 2006 and 2005.

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

      A summary of the status of the Company's stock options for the years ended December 31, 2006 and 2005 is presented below:

                                                        Weighted Average
                                            Shares       Exercise Price
                                            -------     ----------------


            Balance at December 31, 2004    445,200          $14.45
            Granted                           2,500           24.66
            Exercised                       (37,645)          14.39
                                            -------
            Balance at December 31, 2005    410,055           14.52

            Granted                               -               -
            Exercised                       (39,155)          14.39
                                            -------
            Balance at December 31, 2006    370,900           14.53
                                            =======

      The weighted average fair value of the options granted in 2005 and 2004 were $7.68 per share and $7.93 per share, respectively. No options were granted during the twelve months ended December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006 was $526,000.

      Information pertaining to options outstanding at December 31, 2006, 2005 and 2004 is as follows:

                         December 31, 2006
                         -----------------
                        Aggregate                                   Aggregate
                        Intrinsic                                   Intrinsic
                        Value of    Weighted Average                Value of
Exercise     Number    Outstanding      Remaining        Number    Exercisable
  Price   Outstanding    Shares     Contractual Life  Exercisable    Shares
--------  -----------  -----------  ----------------  -----------  -----------
                      (In thousands)                              (In thousands)

 $14.39     365,900       $7,395        5.7 Years       291,000       $5,881
  24.66       2,500           25        8.2 Years           500            5
  25.00       2,500           24        7.2 Years         1,000           10
            -------       ------                        -------       ------
            370,900       $7,444                        292,500       $5,896
            =======       ======                        =======       ======

                         December 31, 2005
                         -----------------
                        Aggregate                                   Aggregate
                        Intrinsic                                   Intrinsic
                        Value of    Weighted Average                Value of
Exercise     Number    Outstanding      Remaining        Number    Exercisable
  Price   Outstanding    Shares     Contractual Life  Exercisable    Shares
--------  -----------  -----------  ----------------  -----------  -----------
                      (In thousands)                              (In thousands)
 $14.39     405,055       $3,897        6.6 Years       255,255       $2,456
  24.66       2,500            -        9.1 Years           500            -
  25.00       2,500            -        8.1 Years         1,000            -
            -------       ------                        -------       ------
            410,055       $3,897                        256,755       $2,456
            =======       ======                        =======       ======

                         December 31, 2004
                         -----------------
                        Aggregate                                   Aggregate
                        Intrinsic                                   Intrinsic
                        Value of    Weighted Average                Value of
Exercise     Number    Outstanding      Remaining        Number    Exercisable
  Price   Outstanding    Shares     Contractual Life  Exercisable    Shares
--------  -----------  -----------  ----------------  -----------  -----------
                      (In thousands)                              (In thousands)
 $14.39     442,700       $5,060        7.6 Years       174,800       $1,998
  25.00       2,500            2        9.1 Years           500            -
            -------       ------                        -----------   ------
            445,200       $5,062                        175,300       $1,998
            =======       ======                        =======       ======

      Stock Awards

      Under the Company's Recognition and Retention Plan dated November 1, 2002, the Company may grant stock awards to its directors, officers and employees for up to 198,904 shares of common stock. The Company applies SFAS 123 (R) in accounting for stock awards. The stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the vesting period. The Company recorded compensation cost related to the stock awards of approximately $481,000 in 2006, $706,000 in 2005 and $551,000 in 2004.

      Stock awards for 1,000 shares, having a fair value of $25.00 per share, were granted in 2004. Stock awards for 1,000 shares, having a fair value of $24.66 per share, were granted in 2005. No stock awards were granted in 2006.

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

      At December 31, 2006 the remaining principal balance is payable as follows:

            Years Ending
            December 31       (In thousands)
            ------------      --------------

                2007              $  201
                2008                 201
                2009                 201
                2010                 201
                2011                 201
             Thereafter            4,031
                                  ------

                                  $5,036
                                  ======

      The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $545,000, $458,000 and $440,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

      Shares held by the ESOP include the following at December 31, 2006 and 2005.

                                          2006         2005
                                          ----         ----

      Allocated                          68,485       50,863
      Committed to be allocated          18,507       18,988
      Unallocated                       306,449      324,961
                                        -------      -------
                                        393,441      394,812
                                        =======      =======

      Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $10.6 million and $7.8 million at December 31, 2006 and 2005, respectively.

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

      The following table provides information for the Plan at December 31:

                                                      2006      2005     2004
                                                      ----      ----     ----
                                                          (In thousands)

      Change in benefit obligation:
      Benefit obligation, beginning of year         $10,430   $ 8,805   $7,410
      Service cost                                      724       625      548
      Interest                                          600       506      463
      Actuarial (gain) loss                            (594)      648      570
      Benefits paid                                  (1,057)     (154)    (186)
                                                    -------   -------   ------
      Benefit obligation, end of year                10,103    10,430    8,805
                                                    -------   -------   ------

      Change in plan assets:
      Fair value of plan assets, beginning of year    7,453     6,536    5,658
      Actual return on plan assets                    1,109       596      607
      Employer contribution                             576       475      457
      Benefits paid                                  (1,057)     (154)    (186)
                                                    -------   -------   ------
      Fair value of plan assets, end of year          8,081     7,453    6,536
                                                    -------   -------   ------

      Funded status (benefit obligation less
            fair value of plan assets)                2,022     2,978    2,269
      Unrecognized net actuarial loss                     -    (1,127)    (574)
      Transition liability                                -       104      115
                                                    -------   -------   ------
      Accrued benefit cost                          $ 2,022   $ 1,955   $1,810
                                                    =======   =======   ======

      Accumulated benefit obligation                $ 5,188   $ 5,313   $4,635
                                                    =======   =======   ======

      Net pension cost includes the following components for the years ended December 31:

                                       2006      2005      2004
                                       ----      ----      ----
                                            (In thousands)

      Service cost                    $ 724     $ 625     $ 548
      Interest cost                     600       506       463
      Expected return on assets        (596)     (523)     (452)
      Actuarial loss                     43        22         7
      Transition obligation             (12)      (11)      (12)
                                      -----     -----     -----

      Net periodic pension cost       $ 759     $ 619     $ 554
                                      =====     =====     =====

      The following actuarial assumptions were used in determining the pension benefit obligation and service costs for the years ended December 31:

                                           2006      2005      2004
                                           ----      ----      ----
      Weighted-average assumptions:
        Discount rate                      5.75%     5.75%     6.25%
        Expected return on plan assets     8.00%     8.00%     8.00%
        Rate of compensation increase      5.00%     5.00%     5.00%

      The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3% to 5% for equity investments. The Company expects to contribute $538,000 to its pension plan in 2007.

      The Company's pension plan asset allocation at December 31, 2006 and 2005 are as follows:

                                                          Percentage of Plan
                                                                Assets
                                                            at December 31,
                                                          ------------------
      Asset Category                                       2006        2005
      --------------                                       ----        ----

      Fixed Income Securities (including money market)     36.5%       35.1%
      Domestic Equity                                      48.5        50.5
      International Equity                                 15.0        14.4
                                                          -----       -----
                                                          100.0%      100.0%
                                                          =====       =====

      The target allocation mix for the pension plan for 2006 was an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income.

      Trustees of the Savings Bank Employees Retirement Association ("SBERA") select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

      The Company estimates that the benefits to be paid from the pension plan for years ended December 31, are as follows:

                                                     Benefit Payments to
                               Year                      Participants
                               ----                  -------------------
                                                        (In thousands)

                               2007                         $  690
                               2008                             21
                               2009                          1,014
                               2010                             20
                               2011                            699
                  In Aggregate for  2012 - 2016              3,989
                                                            ------
                                                            $6,433
                                                            ======

      Postretirement Benefits - The Company provides postretirement life insurance benefits to employees based on the employee's salary at time of retirement. The accrual of postretirement benefits other than pension expense is made during the years an employee provides service. As of December 31, 2006 and 2005, the accrued liability recorded in other liabilities on the consolidated balance sheet amounted to $622,000 and $560,000, respectively. Total expense associated with this plan amounted to $88,000, $81,000 and $71,000 for the years ended December 31, 2006,
      2005 and 2004, respectively.

      Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2006 and 2005, the Company had accrued $2.3 million and $2.2 million, respectively, relating to these benefits. Amounts charged to expense were $270,000, $389,000, and $289,000 for the years ended December 31, 2006,
      2005 and 2004, respectively.

      401(k) - Employees are eligible to participate in a 401(k) plan. The Company makes a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan were $149,000, $150,000 and $134,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined),Tier 1 capital (as defined) to average assets (as defined) and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 2006, the most recent notification from The Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2006 and 2005 are also presented in the table.

                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                     Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                     ------     -----      ------    -----     ------     -----
                                                                       (Dollars in thousands)
      December 31, 2006

      Total Capital (to Risk Weighted Assets):
        Consolidated                                $295,404    55.39%    $42,662    8.00%        N/A        -
        Bank                                         119,266    22.70      42,029    8.00     $52,536    10.00%
      Tier 1 Capital (to Risk Weighted Assets):
        Consolidated                                 289,967    54.37      21,331    4.00         N/A        -
        Bank                                         113,856    21.67      21,014    4.00      31,522     6.00
      Tier 1 Capital (to Adjusted Total Assets):
        Consolidated                                 289,967    29.07      39,905    4.00         N/A        -
        Bank                                         113,856    11.88      38,327    4.00      47,908     5.00
      Tangible Equity (to Tangible Assets):
        Consolidated                                     N/A        -         N/A       -         N/A        -
        Bank                                         113,856    11.88      19,163    2.00         N/A        -

                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                     Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                     ------     -----      ------    -----     ------     -----
                                                                       (Dollars in thousands)
      December 31, 2006

      December 31, 2005

      Total Capital (to Risk Weighted Assets):
        Consolidated                                $122,241    25.68%    $38,086    8.00%        N/A        -
        Bank                                         105,516    22.31      37,833    8.00     $47,291    10.00%
      Tier 1 Capital (to Risk Weighted Assets):
        Consolidated                                 116,819    24.54      19,043    4.00         N/A        -
        Bank                                         100,151    21.18      18,917    4.00      28,375     6.00
      Tier 1 Capital (to Adjusted Total  Assets):
        Consolidated                                 116,819    14.48      32,261    4.00         N/A        -
        Bank                                         100,151    12.67      31,624    4.00      39,530     5.00
      Tangible Equity (to Tangible Assets):
        Consolidated                                     N/A        -         N/A       -         N/A        -
        Bank                                         100,151    12.67      15,812    2.00         N/A        -

      In July 2004, the Company announced that the Board of Directors had approved a share repurchase program ("Repurchase Program 2") which authorized the repurchase of up to 502,550 shares or five percent of its outstanding shares of common stock, continuing until its completion. At December 31, 2006, the Company had 99,862 shares remaining to be purchased under this program. Upon completion of the second step stock offering (see Note 23), Repurchase Program 2 was eliminated.

      The Company and the Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus the Bank's net income retained for the two previous years, without regulatory approval. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. At December 31, 2006 and 2005, the Bank's retained earnings available for payment of dividends was $16.5 million and $14.6 million, respectively. Accordingly, $42.7 million and $38.1 million of the Company's equity in net assets of the Bank was restricted at December 31, 2006 and 2005, respectively.

      The only funds available for the payment of dividends on the capital stock of Westfield Financial will be cash and cash equivalents held by Westfield Financial, dividends paid from Westfield Bank to Westfield Financial, and borrowings. Westfield Bank will be prohibited from paying cash dividends to Westfield Financial to the extent that any such payment would reduce Westfield Bank's capital below required capital levels.

      The following is a reconciliation of the Company's GAAP capital to regulatory Tier 1 capital:

                                                                                         December 31,
                                                                                      2006         2005
                                                                                      ----         ----
                                                                                        (In thousands)

      Consolidated GAAP capital                                                     $289,408     $115,842
      Plus:  Unrealized losses (gains) on certain available-for-sale securities,
             net of tax                                                                  636          977
      Less:  Adjustment to initially apply SFAS No. 158, net of tax                      (77)           -
                                                                                    --------     --------
      Tier 1 Capital                                                                 289,967      116,819

      Plus:  Allowance for loan losses                                                 5,437        5,422
                                                                                    --------     --------

      Total Regulatory Capital                                                      $295,404     $122,241
                                                                                    ========     ========

14.   INCOME TAXES

      Income taxes consist of the following:

                                             Years Ended December 31,
                                           ----------------------------
                                            2006       2005       2004
                                            ----       ----       ----
                                                  (In thousands)

      Current tax provision:
        Federal                            $1,631     $2,131     $2,883
        State                                 148        136        294
                                           ------     ------     ------
      Total                                 1,779      2,267      3,177
                                           ------     ------     ------

      Deferred tax provision (benefit):
        Federal                              (257)      (335)      (616)
        State                                   1          1          1
                                           ------     ------     ------
      Total                                  (256)      (334)      (615)
                                           ------     ------     ------

      Total                                $1,523     $1,933     $2,562
                                           ======     ======     ======

      The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

                                                   Years Ended December 31,
                                                   ------------------------
                                                   2006      2005      2004
                                                   ----      ----      ----

      Statutory federal income tax rate            34.0%     34.0%     34.0%
      Increase (decrease) resulting from:
        State taxes, net of federal tax benefit     1.6       1.1       2.2
        Tax exempt income                          (8.0)     (6.5)     (5.6)
        Bank-owned life insurance                  (4.7)     (3.4)     (3.0)
        Dividends received deduction               (0.2)     (0.1)     (0.1)
        Other, net                                  2.0      (1.4)      1.3
                                                   ----      ----      ----

      Effective tax rate                           24.7%     23.7%     28.8%
                                                   ====      ====      ====

      Cash paid for income taxes for the years ended December 31, 2006, 2005, and 2004 was $1.8 million, $1.4 million and $2.3 million, respectively.

      The tax effects of each item that gives rise to deferred taxes, included in other assets, are as follows:

                                                                December 31,
                                                              ----------------
                                                               2006      2005
                                                               ----      ----
                                                               (In thousands)

      Net unrealized loss on securities available for sale    $  471    $  675
      Adjustment to initially apply SFAS No. 158
                                                                 (40)        -
      Depreciation                                                 -      (126)
      Allowance for loan losses                                1,849     1,843
      Employee benefit and stock-based compensation plans      2,040     1,779
      Other                                                      275       412
                                                              ------    ------

      Net deferred tax asset                                  $4,595    $4,583
                                                              ======    ======

      A summary of the change in the net deferred tax asset is as follows:

                                                                Years Ended
                                                               December 31,
                                                             ----------------
                                                              2006     2005
                                                              ----     ----
                                                              (In thousands)

Balance at beginning of year                                 $4,583    $3,620
Deferred tax benefit                                            256       334
Net unrealized gain/loss on securities available for sale      (204)      629
Adjustment to initially apply SFAS No. 158                      (40)        -
                                                             ------    ------

Balance at end of year                                       $4,595    $4,583
                                                             ======    ======

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

15.   TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

      The Company has had, and expects to have in the future, loans with its directors and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:

                                              Years Ended December 31,
                                           ------------------------------
                                             2006        2005       2004
                                           ------------------------------
                                                   (In thousands)

      Balance, beginning of year           $13,538     $13,467    $ 7,175
      New loans granted                        770       6,266     10,532
      Repayments of principal                 (893)     (6,195)    (4,240)
                                           -------     -------    -------

      Balance, end of year                 $13,415     $13,538    $13,467
                                           =======     =======    =======

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

      Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

                                               December 31,
                                            ------------------
                                              2006       2005
                                            ------------------
                                              (In thousands)

            Commitment to extend credit:
              Unused lines of credit        $58,275    $62,053
              Loan commitments               35,443     29,068
              Existing loan agreements        3,210        985
              Standby letters of credit       6,159      5,936

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

      Standby letters of credit are written conditional commitments issued by the Company guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      At December 31, 2006 outstanding commitments to extend credit totaled $103.1 million, with $18.7 million in fixed rate commitments with interest rates ranging from 6.00% to 10.00% and $84.4 million in variable rate commitments. At December 31, 2005, outstanding commitments to extend credit totaled $98.0 million, with $1.6 million in fixed rate commitments with interest rates ranging from 5.72% to 12.50% and $96.4 million in variable rate commitments.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

      The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2046. Certain of the leases provide for renewal periods for up to forty years at the discretion of the Company. Rent expense under operating leases was $246,000, $197,000, and $199,000 for the years ended December 31, 2006,
      2005, and 2004, respectively.

      Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2006, are as follows:

             Years Ending               (In thousands)

             2007                           $  366
             2008                              363
             2009                              364
             2010                              364
             2011                              371
             Thereafter                      7,037
                                            ------
                                            $8,865
                                            ======

17.   CONCENTRATIONS OF CREDIT RISK

      Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2006 and 2005, the Company's residential and commercial related real estate loans represented 73% of total loans. The Company's policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

      Securities and Mortgage Backed Securities - The estimated fair values for securities and mortgage- backed securities are based on quoted market prices or dealer quotations.

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

      The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in credit costs.

      Estimated fair value for impaired loans is based on recent external appraisals if the loan is collateral dependent. Assumptions regarding credit risk cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

      Management has made estimates of fair value discount rates that it believes to be reasonable.

      Deposits -The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The estimated fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      Customer Repurchase Agreements -The fair value of these agreements is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered.

      Federal Home Loan Bank Advances - The estimated fair value of these borrowings is based upon the discounted value of contractual cash flows. The discount rate is estimated using Federal Home Loan Bank of Boston advance rates currently offered for borrowings with similar maturities.

      Commitments to Extend Credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Such differences are not considered significant.

      The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                    2006                      2005
                                           ------------------------------------------------
                                           Carrying    Estimated     Carrying    Estimated
                                             Value     Fair Value      Value     Fair Value
                                           ------------------------------------------------
                                                            (In thousands)

      ASSETS:
        Cash and cash equivalents          $154,508     $154,508     $ 26,456     $ 26,456
        Securities:
          Available for sale                 41,687       41,687       28,321       28,321
          Held to maturity                   77,299       76,938       73,323       72,704

        Mortgage backed securities:
          Available for sale                126,942      126,942      101,138      101,138
          Held to maturity                  163,093      160,709      152,127      149,017
        Federal Home Loan Bank and
         other stock                          4,246        4,246        4,237        4,237

        Loans - net                         385,184      398,724      378,837      379,384

        Accrued interest receivable           4,502        4,502        3,853        3,853

      LIABILITIES:
        Deposits                            627,466      628,599      623,045      617,837

        Customer repurchase agreements       17,919       17,919       14,441       14,441

        Federal Home Loan Bank advances      55,000       54,233       45,000       43,969

        Accrued interest payable
                                                235          235          156          156

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

      The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2006 2005 and 2004 there is no customer that accounted for more than 10% of the Company's revenue.

20.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The condensed balance sheets of the Parent Company are as follows:

                                                     December 31,
                                           --------------------------------
                                             2006        2005        2004
                                             ----        ----        ----
                                                    (In thousands)

      ASSETS:
        Due from banks                     $171,737    $     18    $     25
        Federal funds sold                      636       2,910         987
        Securities HTM                        1,883      10,833           -
        Mortgage-backed HTM                     399       2,029           -
        Investment in subsidiaries          113,297      99,174     115,810
        Other assets                          1,528         923       1,271
                                           --------    --------    --------

        TOTAL ASSETS                       $289,480    $115,887    $118,093
                                           ========    ========    ========

      LIABILITIES AND EQUITY:
        Liabilities                        $     72    $     45    $     42
        Equity                              289,408     115,842     118,051
                                           --------    --------    --------
        TOTAL LIABILITIES AND EQUITY       $289,480    $115,887    $118,093
                                           ========    ========    ========

      The condensed statements of income for the Parent Company are as follows:

                                                  Years Ended December 31,
                                               -----------------------------
                                                 2006       2005       2004
                                                 ----       ----       ----
                                                       (In thousands)

      INTEREST AND DIVIDEND INCOME:
        Securities                             $   248    $   280    $     -
        Interest-bearing deposits                    -          -         23
        Federal funds sold                          40         91          6
        Other income                                 6          7          -
                                               -------    -------    -------
\        Total interest income                     294        378         29
                                               -------    -------    -------

      NONINTEREST EXPENSE:
        Salaries and employee benefits           1,331      1,189      1,019
        Other                                      160        194        183
                                               -------    -------    -------
        Total noninterest expense                1,491      1,383      1,202
                                               -------    -------    -------

      LOSS BEFORE EQUITY IN UNDISTRIBUTED
       INCOME OF SUBSIDIARIES AND BENEFIT
       FOR INCOME TAX                           (1,197)    (1,005)    (1,173)

      EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES                           5,434      6,736      7,016

      INCOME TAX BENEFIT                          (417)      (488)      (480)
                                               -------    -------    -------

      NET INCOME                               $ 4,654    $ 6,219    $ 6,323
                                               =======    =======    =======

      The condensed statement of cash flows of the Company are as follows:

                                                                    Years Ended December 31,
                                                               ----------------------------------
                                                                 2006         2005         2004
                                                                 ----         ----         ----
                                                                         (In thousands)
OPERATING ACTIVITIES:

  Net Income                                                   $  4,654     $  6,219     $  6,323
  Equity in undistributed earnings of subsidiaries               (5,434)      (6,736)      (7,016)
  Net amortization of premiums and discounts on securities           12            9            -
  Change in other liabilities                                       (42)           3         (204)
  Change in other assets                                           (535)         347         (771)
  Net transfers from subsidiaries                                   236       10,090        7,641
  Other, net                                                      2,074        1,006          694
                                                               --------     --------     --------

      Net cash provided by operating activities                     965       10,938        6,667
                                                               --------     --------     --------

INVESTING ACTIVITIES:

  Proceeds from principal collections                               530          430            -
                                                               --------     --------     --------

      Net cash provided by investing activities                     530          430            -
                                                               --------     --------     --------

FINANCING ACTIVITIES:

  Cash dividends paid                                            (3,785)      (3,558)      (1,713)
  Common stock repurchased                                       (1,583)      (5,699)     (11,956)
  Net proceeds from sale of common stock                        171,712            -            -
  Excess tax benefit from share-based compensation                  260            -            -
  Other, net                                                      1,346         (195)         810
                                                               --------     --------     --------
      Net cash provided by (used in) financing activities       167,950      ( 9,452)     (12,859)
                                                               --------     --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         169,445        1,916       (6,192)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                               2,928        1,012        7,204
                                                               --------     --------     --------

  End of year                                                  $172,373     $  2,928     $  1,012
                                                               ========     ========     ========

Supplemental cash flow information:

Transfer of securities from Westfield Securities Corp.         $      -     $ 24,584     $      -

Transfer of securities to Westfield Bank                        (10,153)     (11,399)           -

21.   OTHER NONINTEREST EXPENSE

      There is no item that as a component of other noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2006, 2005 and 2004 respectively.


22.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                             2006
                                             ---------------------------------------------------------------------
                                             First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                             -------------     --------------     -------------     --------------
                                                       (Dollars in thousands, except per share amounts)
      Interest and dividend income              $9,928            $10,613            $10,727           $11,167
      Interest expense                           4,150              4,702              5,183             5,516
                                                ------            -------            -------           -------

      Net interest and dividend income           5,778              5,911              5,544             5,651
                                                ------            -------            -------           -------

      Provision for loan losses                     75                200                 50                65
      Noninterest income                           853                883                871               844
      Loss on sales of fixed assets, net             -                  -                378                 -
      Noninterest expense                        4,794              4,904              4,877             4,815
                                                ------            -------            -------           -------

      Income before income taxes                 1,762              1,690              1,110             1,615

      Income taxes                                 449                430                236               408
                                                ------            -------            -------           -------

      Net income                                $1,313            $ 1,260            $   874           $ 1,207
                                                ======            =======            =======           =======

      Basic earnings per share                  $ 0.14            $  0.14            $  0.09           $  0.13

      Diluted earnings per share                $ 0.14            $  0.13            $  0.09           $  0.13

                                                                             2005
                                             ---------------------------------------------------------------------
                                             First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                             -------------     --------------     -------------     --------------
                                                       (Dollars in thousands, except per share amounts)
      Interest and dividend income              $8,878            $ 9,176            $ 9,504           $ 9,748
      Interest expense                           2,963              3,279              3,554             3,801
                                                ------            -------            -------           -------

      Net interest and dividend income           5,915              5,897              5,950             5,947
                                                ------            -------            -------           -------

      Provision for loan losses                    140                125                100               100
      Noninterest income                           748                793                915               897
      Gains on sales and writedowns
       of securities, net                            -                 18                  -                 1
      Noninterest expense                        4,582              4,798              4,617             4,467
                                                ------            -------            -------           -------

      Income before income taxes                 1,941              1,785              2,148             2,278

      Income taxes                                 430                373                553               577
                                                ------            -------            -------           -------

      Net income                                $1,511            $ 1,412            $ 1,595           $ 1,701
                                                ======            =======            =======           =======

      Basic earnings per share                  $ 0.16            $  0.15            $  0.17           $  0.18

      Diluted earnings per share                $ 0.16            $  0.15            $  0.16           $  0.17

23.   SUBSEQUENT EVENTS

On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007.

For financial reporting purposes, net proceeds of $171.7 million from the second step conversion were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and paid-in capital accounts.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Westfield Financial, Inc.


We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Westfield Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Westfield Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Westfield Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Westfield Financial, Inc. and our report dated March 9, 2007 expressed an unqualified opinion.


WOLF & COMPANY, P.C.


Boston, Massachusetts
March 9, 2007