Form 10-Q
period 2007-03-31
WESTFIELD FINANCIAL INC
filed 2007-05-09
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ----------------------
                                   FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer       Accelerated filer  X   Non-accelerated filer
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company. Yes     No  X
                                                                      ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
      Class                                              May 4, 2007
-----------------------------------          ----------------------------------
      Common Stock, par value $0.01                      31,926,587

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2007 and December 31, 2006

         Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2007 and 2006

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Three Months ended March 31, 2007 and 2006

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2007 and 2006

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

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibits

                          FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements." These forward-looking statements are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements may be subject to significant known and unknown risks, uncertainties, and other factors, including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

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

PART I
ITEM 1. FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                    (Dollars in thousands except share data)

                                                                             March 31,      December 31,
                                                                               2007            2006
                                                                               ----            ----
ASSETS
Cash and due from banks                                                     $   16,092        $ 51,645
Federal funds sold                                                              61,491          97,659
Interest-bearing deposits and other short term investments                      15,217           5,204
                                                                            ----------        --------

      Cash and cash equivalents                                                 92,800         154,508
                                                                            ----------        --------

SECURITIES:
Available for sale - at estimated fair value                                    46,916          41,687

Held to maturity - at amortized cost (estimated fair value of
 $103,831 at March 31, 2007, and $76,938 at December 31, 2006)                 104,051          77,299

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                   160,236         126,942

Held to maturity - at amortized cost (estimated fair value of
 $172,899 at March 31, 2007, and $160,709 at December 31, 2006)                174,741         163,093

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                                 4,029           4,246

LOANS - Net of allowance for loan losses of $5,553 at March 31,
 2007, and $5,437 at December 31, 2006                                         376,446         385,184

PREMISES AND EQUIPMENT - Net                                                    12,582          12,247

ACCRUED INTEREST RECEIVABLE                                                      4,961           4,502

BANK-OWNED LIFE INSURANCE                                                       31,407          20,619

OTHER ASSETS                                                                     5,930           6,502
                                                                            ----------        --------
TOTAL ASSETS                                                                $1,014,099        $996,829
                                                                            ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                         $   36,485        $ 45,383
Interest-bearing                                                               591,542         585,083
                                                                            ----------        --------

      Total deposits                                                           628,027         627,466
                                                                            ----------        --------

CUSTOMER REPURCHASE AGREEMENTS                                                  18,012          17,919

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                       50,000          55,000

OTHER LIABILITIES                                                               24,750           7,036
                                                                            ----------        --------

TOTAL LIABILITIES                                                              720,789         707,421
                                                                            ----------        --------

COMMITMENTS AND CONTINGENCIES (page 19)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at March 31, 2007 and December 31, 2006                            -               -
Common stock - $.01 par value, 75,000,000 shares authorized, 31,924,887 shares issued and outstanding at March 31, 2007, 82,034,500 shares authorized, 34,717,000 shares issued, 31,924,257 shares outstanding at
 December 31, 2006 (1)                                                             319             274
Additional paid-in capital                                                     208,915         201,736
Unallocated common stock of Employee Stock Ownership Plan                      (12,027)         (4,835)
Unearned compensation                                                             (285)           (405)
Retained earnings                                                               96,589          93,364
Accumulated other comprehensive loss                                              (201)           (726)
                                                                            ----------        --------

      Total stockholders' equity                                               293,310         289,408
                                                                            ----------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,014,099        $996,829
                                                                            ==========        ========

(1)  Per share amounts related to periods prior to the date of completion of the conversion (January
     3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (3.28138).

                      See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)

                                                                  Three Months
                                                                Ended March 31,

                                                                2007       2006
                                                                ----       ----
INTEREST AND DIVIDEND INCOME:
  Debt securities, taxable                                     $ 4,558    $3,310
  Residential and commercial real estate loans                   4,432     4,104
  Commercial and industrial loans                                1,924     1,718
  Federal funds sold                                             1,315       210
  Debt securities, tax-exempt                                      308       308
  Marketable equity securities                                     148       109
  Consumer loans                                                    91       114
  Interest-bearing deposits and other short term investments        68        55
                                                               -------    ------
  Total interest and dividend income                            12,844     9,928
                                                               -------    ------

INTEREST EXPENSE:
  Deposits                                                       4,796     3,667
  Customer repurchase agreements                                   137        76
  Other borrowings                                                 390       407
                                                               -------    ------

  Total interest expense                                         5,323     4,150
                                                               -------    ------

  Net interest and dividend income                               7,521     5,778

PROVISION FOR LOAN LOSSES                                          100        75
                                                               -------    ------
  Net interest and dividend income after provision
   for loan losses                                               7,421     5,703
                                                               -------    ------

NONINTEREST INCOME:
  Income from bank-owned life insurance                            267       195
  Service charges and fees                                         552       658
                                                               -------    ------

  Total noninterest income                                         819       853
                                                               -------    ------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                 3,314     2,999
  Occupancy                                                        589       495
  Professional fees                                                399       294
  Computer operations                                              352       395
  Stationery, supplies and postage                                 127       117
  Other                                                            525       494
                                                               -------    ------

  Total noninterest expense                                      5,306     4,794
                                                               -------    ------

INCOME BEFORE INCOME TAXES                                       2,934     1,762

INCOME TAXES                                                       913       449
                                                               -------    ------

NET INCOME                                                     $ 2,021    $1,313
                                                               =======    ======

EARNINGS PER COMMON SHARE:
  Basic (1)                                                    $  0.07    $ 0.04
  Diluted (1)                                                  $  0.07    $ 0.04

(1) Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (3.28138).

          See accompanying notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)

                                   Common Stock                                  Restricted                Accumulated
                                ------------------   Additional                    Stock                      Other
                                              Par     Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                  Shares     Value    Capital        ESOP       Compensation   Earnings   Income (Loss)    Total
                                 --------    -----   ----------      ----       ------------   --------   -------------    -----
BALANCE, DECEMBER 31, 2005      10,580,000   $ 106    $ 48,020     $ (5,127)       $(861)      $92,789      $(1,177)     $115,842

Comprehensive income:
  Net income                            --      --          --           --           --         1,313           --         1,313
  Unrealized losses on
   securities arising during
   the year, net of tax
   benefit of $167                      --      --          --           --           --            --         (289)         (289)
                                                                                                                         --------
Comprehensive income                                                                                                        1,024
                                                                                                                         --------
Activity related to common stock
 issued as employee incentives          --      --         139           73           93            --           --           305
Treasury stock purchased                --      --          --           --           --            --           --        (1,583)
Cash dividends declared
 ($0.10 per share)                      --      --          --           --           --          (573)          --          (573)
                                ----------   -----    --------     --------        -----       -------      -------      --------
BALANCE MARCH 31, 2006          10,580,000   $ 106    $ 48,159     $ (5,054)       $(768)      $93,529      $(1,466)     $115,015
                                ==========   =====    ========     ========        =====       =======      =======      ========

BALANCE DECEMBER 31, 2006        9,728,812   $ 274    $201,736     $ (4,835)       $(405)      $93,364      $  (726)     $289,408

Comprehensive income:
  Net income                            --      --          --           --           --         2,021           --         2,021
  Unrealized gains on
   securities arising during
   the year, net of tax
   benefit of $299                      --      --          --           --           --            --          525           525
                                                                                                                         --------
Comprehensive income                                                                                                        2,546
                                                                                                                         --------
Exchange of common stock
 pursuant to reorganization
 (9,728,912 shares exchanged
 at a 3.28138 ratio for
 31,923,913 shares)             21,458,991      38        (349)          --           --            --           --          (311)
Capital contribution pursuant
 to dissolution of Mutual
 Holding Company                        --      --          --           --           --         2,713           --         2,713
Share-based compensation                --      --         164          168          120            --           --           452
Purchase of ESOP Shares            736,000       7       7,360       (7,360)          --            --           --             7
Issuance of common stock in
 connection with stock option
 exercise                              984      --           4           --           --            --           --             4
Cash dividends declared
 ($.05 per share)                       --      --          --           --           --        (1,509)          --        (1,509)
                                ----------   -----    --------     --------        -----       -------      -------      --------
BALANCE, MARCH 31, 2007         31,924,887   $ 319    $208,915     $(12,027)       $(285)      $96,589      $  (201)     $293,310
                                ==========   =====    ========     ========        =====       =======      =======      ========

                                   See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                              Three Months
                                                                              Ended March,
                                                                           2007          2006
                                                                           ----          ----
OPERATING ACTIVITIES:
Net Income                                                               $  2,021      $  1,313
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                   100            75
  Depreciation and amortization of premises and equipment                     248           253
  Net amortization of premiums and discounts on securities,
   mortgage-backed securities and mortgage loans                               83           163
  Share-based compensation expense                                            597           419
  Loss on sale of fixed assets                                                 --             2
  Deferred income tax benefit                                                  --           (18)
  Increases in cash surrender value of bank-owned life insurance             (268)         (194)
Changes in assets and liabilities:
  Accrued interest and dividends                                             (459)         (127)
  Other assets                                                                290            (1)
  Other liabilities                                                        17,715           794
                                                                         --------      --------

    Net cash provided by operating activities                              20,327         2,679
                                                                         --------      --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                               (31,758)       (4,997)
  Proceeds from maturities and principal collections                        5,000         5,000
Securities, available for sale:
  Purchases                                                               (10,086)       (5,048)
  Proceeds from calls, maturities, and principal collections                5,000         3,000
Mortgage-backed securities, held to maturity:
  Purchases                                                               (20,389)       (5,050)
  Principal collections                                                     8,664         8,573
Mortgage-backed securities, available for sale:
  Purchases                                                               (41,046)      (11,414)
  Principal collections                                                     8,438         5,546
Purchase of residential mortgages                                            (579)       (9,976)
Net increase in loans                                                       9,212         8,167
Proceeds from sale of FHLB stock                                              217            --
Purchases of premises and equipment                                          (583)         (763)
Proceeds from sale of fixed assets                                             --            10
Purchase of bank-owned life insurance                                     (10,520)           --
                                                                         --------      --------

    Net cash used in investing activities                                 (78,430)       (6,952)
                                                                         --------      --------

FINANCING ACTIVITIES:
Increase in deposits                                                          561        15,982
Increase in customer repurchase agreements                                     93         1,527
Repayment of Federal Home Loan Bank of Boston advances                    (15,000)           --
Federal Home Loan Bank of Boston advances                                  10,000            --
Purchase of ESOP shares                                                         7            --
Cash dividends paid                                                        (1,509)         (573)
Exchange of common stock pursuant to reorganization                          (311)           --
Capital contribution pursuant to dissolution of MHC                         2,713            --
Treasury stock purchased                                                       --        (1,583)
Issuance of common stock in connection with stock option exercises              4            --
Purchase of common stock in connection with employee benefit program         (163)         (114)
                                                                         --------      --------

    Net cash provided by financing activities                              (3,605)       15,239
                                                                         --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                  (61,708)       10,966

  Beginning of period                                                     154,508        26,456
                                                                         --------      --------
  End of period                                                          $ 92,800      $ 37,422
                                                                         ========      ========

                  See accompanying notes to consolidated financial statements.

                           WESTFIELD FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Westfield Financial, Inc. was organized as a Massachusetts-chartered stock holding company in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company. As part of the reorganization, Westfield Financial offered for sale 47% of its common stock. The remaining 53% of Westfield Financial's shares were issued to Westfield Mutual Holding Company. The reorganization and related stock offering were completed on December 27, 2001.

On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effect January 3, 2007.

Westfield Financial has a federally-chartered stock savings bank subsidiary called Westfield Bank. Westfield Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). Westfield Bank operates ten branches in Western Massachusetts. Westfield Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

Elm Street Securities Corporation and WFD Securities Corporation,
Massachusetts-chartered security corporations, were formed by Westfield Financial for the primary purpose of holding qualified investment securities.

The conversion was accounted for as a reorganization in corporate form with no change in the historical basis of Westfield Financial's assets, liabilities, and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restate to give retroactive recognition to the exchange ratio applied in the conversion.

Principles of Consolidation - The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation, as well as WFD Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial's financial condition as of March 31, 2007, and the results of operations, changes in stockholders' equity and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2007. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2006.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (3.28138). Potential common shares that may be issued by Westfield Financial relate solely to outstanding stock awards and options and are determined using the treasury stock method.

Earnings per common share for the three months ended March 31, 2007 and 2006, have been computed based on the following:


                                                           Three Months
                                                          Ended March 31,
                                                         2007        2006
                                                         ----        ----
                                                       (In thousands, except
                                                          per share data)

Net income available to common stock holders            $ 2,021     $ 1,313
                                                        =======     =======

Weighted Average number of common stock outstanding      30,103      30,618
Effect of dilutive stock awards and options                 580         466
                                                        -------     -------
Adjusted weighted average number of common shares
 outstanding used to calculate diluted earnings per
 common share                                            30,683      31,084
                                                        =======     =======

Basic earnings per share                                $   .07     $   .04
Diluted earnings per share                              $   .07     $   .04

3.  SHARE-BASED COMPENSATION

Under Westfield Financial's Stock Option Plan, Westfield Financial may grant options to its directors, officers, and employees for up to 1,631,699 shares of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of Westfield Financial's stock on the date of grant with a maximum term of ten years. All options currently outstanding vest at 20% per year.

Westfield Financial adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005 are measured and accounted for in accordance with SFAS 123(R). Also, under this method, expense is recognized for awards that were granted prior to January 1, 2006 but vest after January 1, 2006, based on the fair value determined at the grant date under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

The adoption of SFAS 123(R) by Westfield Financial resulted in additional share-based compensation expense of $73,000 and related tax benefit of $17,000 for the three months ended March 31, 2007 and 2006. As of March 31, 2007, the compensation cost of unvested stock options amounted to $109,000 with a related tax benefit of $23,000. Compensation costs of $92,000 with a related tax benefit $23,000 of will be recognized by July of 2007.

A summary of the status of Westfield Financial's stock options at March 31, 2007 is presented below:

                                                               Weighted Average
                                                  Shares        Exercise Price
                                                  ------       ----------------

      Balance at December 31, 2006               1,217,049          $4.43
      Exercised                                       (984)          4.39
      Balance at March 31, 2007                  1,216,065          $4.43

Information pertaining to options outstanding at March 31, 2007 is as follows:

                                       Weighted Average
      Exercise         Number             Remaining             Number
       Price         Outstanding       Contractual Life       Exercisable
      --------       -----------       ----------------       -----------

       $4.39          1,199,659           5.4 Years             953,887
        7.52              8,203           7.9 Years               1,641
        7.62              8,203           6.9 Years               3,281
                      ---------                                 -------
                      1,216,065                                 958,809
                      =========                                 =======

4.  PENSION AND OTHER BENEFITS

The following table provides information regarding net benefit costs for the periods shown:

                                       Pension Benefits      Other Benefits
      Three months ended March 31,     2007       2006       2007      2006
                                       ----       ----       ----      ----

      Service cost                     $ 175      $ 181      $ 8       $ 7
      Interest cost                      145        150       12        12
      Expected return on assets         (162)      (149)       -         -
      Transaction obligation              (3)        (3)       2         2
      Actuarial (gain) loss                -         11        -         1
                                       -----      -----      ---       ---

      Net periodic pension cost        $ 155      $ 190      $22       $22
                                       =====      =====      ===       ===

The Company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2007, the preliminary estimated contribution is approximately $690,000. As of March 31, 2007 no contribution had been made.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Bank on January 1, 2008, with early adoption permitted, and is not expected to have a material impact on the Bank's consolidated financial statements.

In September 2006, the FASB ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for the Bank's 2008 fiscal year and the Bank is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Bank on January 1, 2008, with early adoption permitted for fiscal 2007, provided that the bank also adopts Statement No. 157 for fiscal 2007. Management is in the process of evaluating the potential impacts of adopting SFAS No. 159 on its consolidated financial statements.

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

Westfield Financial has adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending. Westfield Financial's strategy also calls for increasing deposit relationships and broadening its product lines and services. Westfield Financial believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service. In connection with its overall growth strategy, Westfield Bank seeks to:

      o continue to grow its commercial and industrial and commercial real estate loan portfolio by targeting businesses in its primary market area and in northern Connecticut as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

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

You should read our financial results for the quarter ended March 31, 2007 in the context of this strategy.

      o On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007. Proceeds, net of stock issuance costs, were approximately $171.2 million.

      o Net income was $2.0 million, or $0.07 per diluted share, for the quarter ended March 31, 2007 as compared to $1.3 million, or $0.04 per diluted share for the same period in 2006.

      o Net interest income was $7.5 million for the three months ended March 31, 2007 and $5.8 million for the same period in 2006. The increase in net interest income was mainly due to a $154.6 million increase in average earning assets as a result of funds raised in the second step stock offering. The net interest margin, on a tax equivalent basis, was 3.34% for the three months ended March 31, 2007, compared to 3.14% for the same period in 2006.

      o Total assets increased $17.2 million to $1.0 billion at March 31, 2007 from $996.8 million at March 31, 2006. Investment securities increased $76.9 million, to $485.9 million at March 31, 2007 from $409.0 million at December 31, 2006. Cash and cash equivalents decreased $61.7 million, to $92.8 million at March 31, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of using funds to purchase investment securities.

      o Net loans decreased by $8.7 million to $376.4 million at March 31, 2007 from $385.1 million at December 31, 2006. Commercial real estate loans decreased $8.9 million, to $165.6 million at March 31, 2007 from $174.5 million at December 31, 2006. This was primarily due to a single commercial relationship that divested real estate holdings and paid off loans totaling $10.2 million. The decrease in commercial real estate loans was partially offset by a $1.6 million increase in commercial and industrial loans, which were $102.0 million at March 31, 2007.

      o Residential real estate loans decreased $1.0 million to $108.9 million at March 31, 2007 from $109.9 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

      o Total deposits increased $561,000 to $628.0 million at March 31, 2007 from $627.4 million at December 31, 2006. Time deposits increased $3.5 million to $377.5 million at March 31, 2006, while regular savings and money market accounts decreased $3.3 million. As the rates paid on term deposits increased in recent periods, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits.

      o Customer repurchase agreements were $18.0 million at March 31, 2007 and $17.9 million at December 31, 2006. All of Westfield Bank's customer repurchase agreements at March 31, 2007 were held by commercial customers.

      o Nonperforming loans were $1.1 million, or 0.28% of total loans, at March 31, 2007, compared to $1.0 million, or 0.26%, of total loans, at December 31, 2006. Charge-offs decreased by $192,000 to $20,000 for the three months ended March 31, 2007 from $212,000 for the three months ended March 31, 2006.

      o The allowance for loan losses was $5.6 million at March 31, 2007 and $5.4 million at December 31, 2006. This represents 1.45% of total loans at March 31, 2007 and 1.39% of total loans at December 31, 2006. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 517% at March 31, 2007 and 529% at December 31, 2006.

      o Stockholders' equity at March 31, 2007 and December 31, 2006 was $293.3 million and $289.4 million, respectively, which represented 28.9% of total assets as of March 31, 2007 and 29.0% of total assets as of December 31, 2006.

      o Noninterest expense for the three months ended March 31, 2007 was $5.3 million, compared to $4.8 million for the same period in 2006. Salaries and benefits increased $315,000 primarily the result of hiring new employees and normal increases in expenses related to employee salaries and benefits. Occupancy expense increased $94,000 primarily due to expenses associated with three new automated teller machines and leasehold improvements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

Total assets increased $17.2 million to $1.0 billion at March 31, 2007 from $996.8 million at December 31, 2006. Investment securities increased $76.9 million to $485.9 million at March 31, 2007 from $409.0 million at December 31, 2006. Cash and cash equivalents decreased $61.7 million to $92.8 million at March 31, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents is the result of using funds to purchase investment securities.

Net loans decreased by $8.7 million to $376.4 million at March 31, 2007 from $385.1 million at December 31, 2006. Commercial real estate loans decreased $8.9 million to $165.6 million at March 31, 2007 from $174.5 million at December 31, 2006. This was primarily due to a single commercial relationship that divested real estate holding and paid off loans totaling $10.2 million. The decrease in commercial real estate loans was partially offset by a $1.6 million increase in commercial and industrial loans, which were $102.0 million at March 31, 2007.

Residential real estate loans decreased $1.0 million to $108.9 million at March 31, 2007 from $109.9 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

Total deposits increased $561,000 to $628.0 million at March 31, 2007 from $627.4 million at December 31, 2006. Time deposits increased $3.5 million to $377.5 million at March 31, 2007, while regular savings and money market accounts decreased $3.3 million. As the rates paid on time deposits increased in recent periods, some customers have shifted funds out of lower yielding core deposits, and into higher yielding time deposits.

Customer repurchase agreements were $18.0 million at March 31, 2007 and $17.9 million at December 31, 2006. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at March 31, 2007 were held by commercial customers.

Federal Home Loan Bank ("FHLB") borrowings were $50.0 million at March 31, 2007 and $55.0 million at December 31, 2006.

Stockholders' equity at March 31, 2007 and December 31, 2006 was $293.3 million and $289.4 million, respectively, representing 28.9% and 29.0% of total assets, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

General

Net income was $2.0 million, or $0.07 per diluted share, for the quarter ended March 31, 2007 as compared to $1.3 million, or $0.04 per diluted share, for the same period in 2006.

Net interest and dividend income was $7.5 million for the three months ended March 31, 2007 and $5.7 million for the same period in 2006.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended March 31, 2007 and 2006 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. Interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitate comparison between taxable and tax exempt assets.

                                                                     Three Months Ended March 31,
                                                             2007                                     2006
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------      ----------     --------     -------      ----------
                                                                        (Dollars in thousands)
Interest-Earning Assets
-----------------------
Short Term Investments                       $ 1,383      $104,861       5.28%        $   265      $ 24,594       4.31%
Investment Securities                          5,096       428,074       4.76           3,892       359,770       4.33
Loans                                          6,485       383,520       6.76           5,978       377,448       6.34
                                             -------      --------                    -------      --------

    Total Interest-Earning Assets            $12,964      $916,455       5.66%        $10,135      $761,812       5.32%
                                             =======      ========                    =======      ========


Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   319      $ 79,144       1.61%        $   160      $ 69,082       0.93%
Savings Accounts                                  48        38,920       0.49              50        40,859       0.49
Money Market Accounts                            349        91,631       1.52             483       124,314       1.55
Time Deposits                                  4,080       373,921       4.36           2,974       351,299       3.39
Customer Repurchase Agreements and
 Borrowings                                      527        58,713       3.59             483        59,115       3.27
                                             -------      --------                    -------      --------
    Total Interest-Bearing Liabilities       $ 5,323      $642,329       3.31%        $ 4,150      $644,669       2.57%
                                             =======      ========                    =======      ========

Net Interest Income/Interest Rate Spread     $ 7,641                     2.35%        $ 5,985                     2.75%
                                             =======                     ====         =======                     ====

Net Interest Margin (1)                                                  3.34%                                    3.14%
                                                                         =====                                    ====

(1)  Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.

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

                                   Three Months Ended March 31, 2007 compared to
                                                  March 31, 2006
                                            Increase (decrease) due to:
                                   ---------------------------------------------


Interest-Earning Assets               Volume            Rate            Net
-----------------------               ------            ----            ---
                                              (Dollars in thousands)

Short Term Investments                $  865           $  253          $1,118
Investment Securities                    739              465           1,204
Loans                                     96              411             507
                                      ------           ------          ------

Net Change in Income on
 Interest-Earning Assets               1,700            1,129           2,829
                                      ------           ------          ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                              23              136             159
Savings Accounts                          (2)               -              (2)
Money Market Accounts                   (127)              (7)           (134)
Time Deposits                            192              914           1,106
Customer Repurchase Agreements
 and Borrowings                           (3)              47              44
                                      ------           ------          ------
Net Change in Expense on
 Interest-Bearing Liabilities             83            1,090           1,173
                                      ------           ------          ------

Change in Net Interest Income         $1,617           $   39          $1,656
                                      ======           ======          ======

Net interest and dividend income increased $1.7 million to $7.5 million for the three months ended March 31, 2007 from $5.8 million in the same period in 2006. The net interest margin, on a tax equivalent basis, was 3.34% for the three months ended March 31, 2007 as compared to 3.14% for the same period in 2006. The increase in net interest income was mainly due to a $154.6 million increase in average earning assets as a result of funds raised in the second step stock offering. Average earning assets were $916.5 million for the three months ended March 31, 2007 compared to $761.8 for the same period in 2006. The yield of interest-earning assets increased 34 basis points to 5.66% for the three months ended March 31, 2007 from 5.32% for same period in 2006.

The increase in interest income was partially offset by an increase of $1.2 million in interest expense. The average cost of interest-bearing liabilities increased 74 basis points to 3.31% for the three months ended March 31, 2007 from 2.57% for same period in 2006. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment.

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

The amount that Westfield Bank provided for the provision for loan losses during the three months ended March 31, 2007 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in nonperforming loans and an increase in commercial and industrial loans, tempered by a decrease in other loan balances. After evaluating these factors, the Bank provided $100,000 for loan losses for the three months ended March 31, 2007, compared to $75,000 for the same period in 2006. The allowance was $5.6 million at March 31, 2007 and $5.4 million at December 31, 2006. The allowance for loan losses was 1.45% of total loans at March 31, 2007 and 1.39% at December 31, 2006.

Nonperforming loans were $1.1 million at March 31, 2007 and $1.0 million at December 31, 2006. At March 31, 2007, commercial and industrial loans increased $1.6 million to $102.0 million compared to December 31, 2006. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans decreased by $8.9 million and residential real estate mortgages decreased by $1.0 during the quarter ended March 31, 2007.

Net recoveries were $16,000 for the three months ended March 31, 2007. This was comprised of recoveries of $36,000 for the three months ended March 31, 2007, partially offset by charge-offs of $20,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $34,000 to $819,000 for the three months ended March 31, 2007 from $853,000 in the same period in 2006.

Net checking account processing fee income decreased $77,000 to $386,000 for the three months ended March 31, 2007, compared to $463,000 for the same period in 2006. Fees received from the third party mortgage company were $9,000 for the three months ended March 31, 2007, compared to $39,000 for the same period in 2006. Fee income from the third party mortgage company in the future may be affected by borrower activity, which generally decreases in a rising interest rate environment.

The decreases described above were partially offset by an increase in income from bank-owned life insurance of $73,000, which was $267,000 for the three months ended March 31, 2007 compared to $194,000 in the same period in 2006. This was primarily the result of the purchase of an additional $10.0 million of bank-owned life insurance in the first quarter of 2007.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2007 was $5.3 million, compared to $4.8 million for the same period in 2006. Salaries and benefits increased $315,000 to $3.3 million for the three months ended March 31, 2007 compared to $3.0 million for the same period in 2006, primarily the result of hiring new employees and normal increases in expenses related to employee salaries and benefits. Several of the newly hired employees are in relation to a new Westfield Bank branch in Westfield Massachusetts which is expected to open in the second quarter of 2007.

Occupancy expense increased $94,000 to $589,000 for the three months ended March 31, 2007 compared to $495,000 for the same period in 2006, primarily due to expenses associated with three new automated teller machines and leasehold improvements.

Income Taxes

For the three months ended March 31, 2007, Westfield Financial had a tax provision of $913,000 as compared to $449,000 for the same period in 2006. The effective tax rate was 31.1% for the three months ended March 31, 2007 and 25.5% for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum additional borrowing capacity from the FHLB at March 31, 2007 was approximately $22.9 million.

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

At March 31, 2007, Westfield Financial exceeded each of its applicable regulatory capital requirements. As of March 31, 2007 the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Westfield Financial's and the Bank's actual capital ratios of March 31, 2007 are also presented in the following table.

                                                                                                     Minimum
                                                                                                   To Be Well
                                                                        Minimum                    Capitalized
                                                                      For Capital                 Under Prompt
                                                                       Adequacy                    Corrective
                                               Actual                  Purposes                 Action Provisions
                                               Amount      Ratio        Amount        Ratio          Amount           Ratio
                                               ------      -----      -----------     -----     -----------------     -----
                                                                          (Dollars in Thousands)
March 31, 2007

Total Capital (to Risk Weighted Assets):
  Consolidated                                $298,940     55.20%       $43,325       8.00%              N/A              -
  Bank                                         211,977     40.62         41,744       8.00          $ 52,180          10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 293,387     54.17         21,662       4.00               N/A              -
  Bank                                         206,424     22.35         20,872       4.00            31,308           6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                                 293,387     28.92         40,573          -               N/A              -
  Bank                                         206,424     22.35         36,946                       46,183
Tangible Equity (to Tangible Assets):
  Consolidated                                     N/A         -            N/A          -               N/A              -
  Bank                                         206,424     22.35         18,473       2.00               N/A              -

December 31, 2006

Total Capital (to Risk Weighted Assets):
  Consolidated                                $295,404     55.39%        42,662       8.00%              N/A              -
  Bank                                         119,266     22.70         42,029       8.00          $ 52,536          10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 289,967     54.37         21,331       4.00               N/A              -
  Bank                                         113,856     21.67         21,014       4.00            31,522           6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                                 289,967     29.07         39,905       4.00               N/A              -
  Bank                                         113,856     11.88         38,327       4.00            47,908           5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                     N/A         -            N/A          -               N/A              -
  Bank                                         113,856     11.88         19,163       2.00               N/A              -

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the three months ended March 31, 2007 and March 31, 2006.

The Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at March 31, 2007 is followed:

                                               After 1 Year     After 3 Years
                                   Within       but Within        but Within       After
                                   1 Year        3 Years           5 Years        5 Years      Total
                                   ------      ------------     -------------     -------      -----
                                                             (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $    366       $   727           $   720        $ 6,961     $  8,774
                                  ========       =======           =======        =======     ========

BORROWINGS
  Federal Home Loan Bank          $ 20,000       $20,000           $10,000        $     -     $ 50,000
                                  ========       =======           =======        =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $ 43,685       $     -           $     -        $13,353     $ 57,038
  Other loan commitments            78,227         1,665                 -              -       79,892
  Letters of credit                  8,571             -                 -            588        9,159
                                  --------       -------           -------        -------     --------
    Total credit commitments      $130,483       $ 1,665           $     -        $13,941     $146,089
                                  --------       -------           -------        -------     --------

Grand total                       $150,849       $22,392           $10,720        $20,902     $204,863
                                  ========       =======           =======        =======     ========

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets. Management believes, as of March 31, 2007, that the Bank met all capital adequacy requirements to which it was subject. As of March 31, 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

The table below sets forth as of March 31, 2007 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve month period.

                  For the Twelve Months Ending March 31, 2008
                             (Dollars in thousands)
                  -------------------------------------------
                                    Net Interest
                    Changes in          and
                  Interest Rates      Dividend
                  (Basis Points)       Income       % Change
                  --------------    ------------    --------
                        300            32,618        -1.0%
                        200            32,941         0.0%
                        100            32,556        -1.2%
                          0            32,935         0.0%
                       -100            33,351         1.3%
                       -200            32,595        -1.0%
                       -300            32,158        -2.4%

Management believes that there have been no significant changes in market risk since December 31, 2006.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed on Westfield's Form 10-K for the year ending December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In accordance with the Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank, and pursuant to the registration statement, first priority rights to subscribe for shares of New Westfield Financial common stock were offered to eligible depositors of Westfield Bank. Pursuant to a Registration Statement on Form S-1 (No. 333-137024) which was declared effective by the Securities and Exchange Commission on November 8, 2006, shares of New Westfield Financial were sold for a purchase price of $10.00 per share. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007.

Keefe, Bruyette & Woods, Inc. ("KBW") was engaged to assist in the marketing of the common stock. For their services, KBW received a management fee of $50,000 and a success fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by Westfield Bank's officers, directors, or employees (or members of their immediate family), The Employee Stock Ownership Plan Trust of Westfield Financial, Inc. ("ESOP"), tax-qualified or stock based compensation plans (except IRA's) or similar plans created by the Westfield Bank or Westfield Financial for some or all of their directors or employees, for which no fee was be paid.

Expenses related to the offering were approximately $2.95 million, including the expenses paid to KBW described above, none of which were paid to officers or directors of Westfield Financial, Westfield Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $171.2 million. As a result of completion of the offering, 31,926,587 shares of Westfield Financial common stock are outstanding as of May 4, 2007.

Fifty percent of the net proceeds of the stock offering were contributed to Westfield Bank. Additionally, $7.36 million, an amount necessary to allow the ESOP to purchase up to 736,000 shares of Westfield Financial common stock in the open market, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.

Initially, both Westfield Financial and Westfield Bank have invested the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds can be deployed for other purposes.

Westfield Financial's common stock is quoted on the American Stock Exchange under the symbol "WFD."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         a.  None

         b.  None

ITEM 6.  EXHIBITS

         The following exhibits are furnished with this report:

Exhibit   Description
-------   ---------------------------------------------------------------------
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


                               Westfield Financial, Inc.
                               (Registrant)


                               By: /s/ Donald A. Williams
                                   ---------------------------------------------
                                   Donald A. Williams
                                   Chairman of the Board/Chief Executive Officer (Principal Executive Officer)



                               By: /s/ Michael J. Janosco, Jr.
                                   ---------------------------------------------
                                   Michael J. Janosco, Jr.
                                   Vice President/Chief Financial Officer
                                   (Principal Accounting Officer)


May 9, 2007