Form 10-Q
period 2007-06-30
WESTFIELD FINANCIAL INC
filed 2007-08-09
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            ----------------------
                                   FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

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

                                                       Outstanding at
      Class                                            August 2, 2007
-----------------------------------          ----------------------------------
      Common Stock, par value $0.01                      31,926,587

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - June 30, 2007 and December 31, 2006

         Consolidated Statements of Income (Unaudited) - Three and six months ended June 30, 2007 and 2006

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Six Months ended June 30, 2007 and 2006

         Consolidated Statements of Cash Flows (Unaudited) - Six Months ended June 30, 2007 and 2006

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

PART 1
ITEM 1. FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                   (Dollars in thousands, except share data)

                                                                                     June 30,       December 31,
                                                                                       2007            2006
                                                                                       ----            ----
ASSETS
Cash and due from banks                                                             $   21,004        $ 51,645
Federal funds sold                                                                      63,844          97,659
Interest-bearing deposits and other short term investments                                 237           5,204
                                                                                    ----------        --------

      Cash and cash equivalents                                                         85,085         154,508
                                                                                    ----------        --------

SECURITIES:
Available for sale - at estimated fair value                                            52,296          41,687

Held to maturity - at amortized cost (estimated fair value of
 $97,321 at June 30, 2007 and $76,938 in December 31, 2006)                             99,048          77,299

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                           173,665         126,942

Held to maturity - at amortized cost (estimated fair value of
 $161,408 at June 30, 2007 and $160,709 at December 31, 2006)                          164,081         163,093

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                                         5,575           4,246

LOANS - Net of allowance for loan losses of $5,674 at June 30,
 2007 and $5,437 at December 31, 2006                                                  394,726         385,184

PREMISES AND EQUIPMENT - Net                                                            13,181          12,247

ACCRUED INTEREST AND DIVIDENDS                                                           5,509           4,502

BANK-OWNED LIFE INSURANCE                                                               31,731          20,619

OTHER ASSETS                                                                             6,732           6,502
                                                                                    ----------        --------
TOTAL ASSETS                                                                        $1,031,629        $996,829
                                                                                    ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                                 $   49,444        $ 42,383
Interest-bearing                                                                       580,824         585,083
                                                                                    ----------        --------

      Total deposits                                                                   630,268         627,466
                                                                                    ----------        --------

CUSTOMER REPURCHASE AGREEMENTS                                                          20,279          17,919

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                               80,000          55,000

OTHER LIABILITIES                                                                        7,797           7,036
                                                                                    ----------        -------

TOTAL LIABILITIES                                                                      738,344         707,421
                                                                                    ----------        --------

COMMITMENTS AND CONTINGENCIES (page 23)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at June 30, 2007 and December 31, 2006                                     -               -
Common stock - $.01 par value, 75,000,000 shares authorized, 31,926,587 shares
  Issued and outstanding at June 30, 2007, 82,034,500 shares authorized,
   34,717,000 shares issued, 31,924,257 shares outstanding at December 31, 2006            319             274
Additional paid-in capital                                                             209,281         201,736
Unallocated Common Stock of Employee Stock Ownership Plan                              (11,864)         (4,835)
Unearned compensation                                                                     (363)           (405)
Retained earnings                                                                       96,985          93,364
Accumulated and other comprehensive loss                                                (1,073)           (726)
                                                                                    ----------        --------

      Total stockholders' equity                                                       293,285         289,408
                                                                                    ----------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,031,629        $996,829
                                                                                    ==========        ========

                          See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)

                                                                       Three Months                 Six Months
                                                                      Ended June 30,               Ended June 30
                                                                   2007           2006          2007          2006
                                                                   ----           ----          ----          ----

INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                  $    4,377     $    4,558    $    8,809    $    8,662
  Debt securities, taxable                                           5,389          3,474         9,947         6,784
  Commercial and industrial loans                                    2,069          1,905         3,993         3,623
  Debt securities, tax-exempt                                          327            307           635           615
  Marketable equity securities                                         160            118           307           227
  Federal funds sold                                                   620            117         1,936           328
  Consumer loans                                                        90            102           181           215
  Interest-bearing deposits and other short term investments            27             32            95            88
                                                                ----------     ----------    ----------    ----------

  Total interest and dividend income                                13,059         10,613        25,903        20,542
                                                                ----------     ----------    ----------    ----------

INTEREST EXPENSE:
  Deposits                                                           4,923          4,207         9,719         7,875
  Customer repurchase agreements                                       136             82           273           158
  Other borrowings                                                     587            413           977           819
                                                                ----------     ----------    ----------    ----------

  Total interest expense                                             5,646          4,702        10,969         8,852
                                                                ----------     ----------    ----------    ----------

  Net interest and dividend income                                   7,413          5,911        14,934        11,690

PROVISION FOR LOAN LOSSES                                               75            200           175           275
                                                                ----------     ----------    ----------    ----------

  Net interest and dividend income after provision
   for loan losses                                                   7,338          5,711        14,759        11,415
                                                                ----------     ----------    ----------    ----------

NONINTEREST INCOME:
  Income from bank-owned life insurance                                324            199           591           394
  Service charges and fees                                             650            684         1,202         1,342
                                                                ----------     ----------    ----------    ----------

  Total noninterest income                                             974            883         1,793         1,736
                                                                ----------     ----------    ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                                    3,290          2,989         6,604         5,988
  Occupancy                                                            578            526         1,167         1,021
  Computer operations                                                  361            370           713           765
  Stationery, supplies and postage                                     127            137           253           254
  Other                                                              1,225            882         2,150         1,670
                                                                ----------     ----------    ----------    ----------

  Total noninterest expense                                          5,581          4,904        10,887         9,698
                                                                ----------     ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                           2,731          1,690         5,665         3,453

INCOME TAXES                                                           826            430         1,740           879
                                                                ----------     ----------    ----------    ----------

NET INCOME                                                      $    1,905     $    1,260    $    3,925    $    2,574
                                                                ==========     ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                                      $     0.06     $     0.04    $     0.13    $     0.08

  Average shares outstanding                                    30,120,536     30,547,810    30,107,957    30,544,387

  Diluted earnings per share                                    $     0.06     $     0.04    $     0.13    $     0.08

  Diluted average shares outstanding                            30,575,244     31,103,863    30,625,328    31,103,797

                             See accompanying notes to consolidated financial statements.

                                            WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - UNAUDITED
                                             (Dollars in thousands, except share data)

                                   Common Stock                                  Restricted                Accumulated
                                ------------------   Additional                    Stock                      Other
                                              Par     Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                  Shares     Value    Capital        ESOP       Compensation   Earnings       (Loss)       Total
                                  ------     -----   ----------   -----------   ------------   --------   -------------    -----
Balance at December 31, 2006     9,728,912   $274     $201,736     $ (4,835)       $(405)      $93,364      $  (726)     $289,408

Comprehensive income:
  Net income                             -      -            -            -            -         3,925            -         3,925
  Unrealized losses on
   securities arising during
   the year, net of tax
   benefit of $244                       -      -            -            -            -             -         (347)         (347)
                                                                                                                         --------
Comprehensive income                                                                                                        3,578
                                                                                                                         --------
Exchange of common stock
 pursuant to reorganization
 (9,728,912 shares exchanged
 at a 3.28138 ratio for
 31,923,903 shares)             21,458,991     38         (358)           -            -             -            -          (320)
Capital contribution pursuant
 to dissolution of Mutual
 Holding Company                         -      -            -            -            -         2,713            -         2,713
Share-based compensation                 -      -          538          331           42             -            -           911
Purchase of ESOP Shares            736,000      7        7,353       (7,360)           -             -            -             -
Issuance of common stock in
 connection with stock option
 exercises                           2,684      -           12            -            -             -            -            12
Cash dividends declared
 ($.10 per share)                        -      -            -            -            -        (3,017)           -        (3,017)
                                ----------   ----     --------     --------        -----       -------      -------      --------
Balance at June 30, 2007        31,926,587    319      209,281      (11,864)        (363)       96,985       (1,073)      293,285
                                ==========   ====     ========     ========        =====       =======      =======      ========

Balance at December 31, 2005     9,754,757     98       30,120       (5,127)        (861)       92,789       (1,177)      115,842

Comprehensive income:
  Net income                             -      -            -            -            -         2,574            -         2,574
  Unrealized losses on
   securities arising during
   the period, net of tax
   benefit of $362                       -      -            -            -            -             -         (620)         (620)
                                                                                                                         --------
    Total comprehensive income                                                                                              1,954
                                                                                                                         --------
Activity related to common stock
 issued as employee incentives           -      -          252          146          211             -            -           609
Common stock repurchases                 -      -       (1,583)           -            -             -            -        (1,583)
Issuance of common stock
 connection with stock option
 exercises                               -      -          815            -            -          (280)           -           535
Cash dividends declared
 ($.50 per share)                        -      -            -            -            -        (1,888)           -        (1,888)
                                ----------   ----     --------     --------        -----       -------      -------      --------
Balance at June 30, 2006         9,754,757   $ 98     $ 29,604     $ (4,981)       $(650)      $93,195      $(1,797)     $115,469
                                ==========   ====     ========     ========        =====       =======      =======      ========

                                   See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                               Six Months
                                                                             Ended June 30,
                                                                           2007          2006
                                                                           ----          ----
OPERATING ACTIVITIES:
Net income                                                               $  3,925      $  2,574
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                   175           275
  Depreciation of premises and equipment                                      509           530
  Net amortization of premiums and discounts on securities,
   mortgage-backed securities, and mortgage loans                             186           339
  Share-based compensation expense                                          1,247           836
  Excess tax benefit from share-based compensation                            (34)            -
  Loss on sale of fixed assets                                                  -             2
  Deferred income tax benefit                                                   -          (188)
  Increase in cash surrender value of bank-owned life insurance              (591)         (393)
Changes in assets and liabilities:
  Accrued interest and dividends                                           (1,007)         (433)
  Other assets                                                                 49             6
  Other liabilities                                                           761           423
                                                                         --------      --------

    Net cash provided by operating activities                               5,220         3,971
                                                                         --------      --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                               (31,758)      (10,087)
  Proceeds from maturities and principal collections                       10,000         8,000
Securities, available for sale:
  Purchases                                                               (16,171)      (10,190)
  Proceeds from calls, maturities, and principal collections                5,293         3,000
Mortgage-backed securities, held to maturity:
  Purchases                                                               (20,342)      (18,018)
  Principal collections                                                    19,196        17,533
Mortgage-backed securities, available for sale:
  Purchases                                                               (63,808)      (16,263)
  Principal collections                                                    16,759        12,674
Purchase of residential mortgages                                            (741)      (10,548)
Net other (increase) decrease in loans                                     (8,992)        2,621
Purchase of Federal Home Loan Bank of Boston stock                         (1,546)            -
Proceeds from sale of Federal Home Loan Bank of Boston stock                  217             -
Purchases of premises and equipment                                        (1,443)       (1,091)
Proceeds from sale of fixed assets                                              -            10
Purchase of bank-owned life insurance                                     (10,521)            -
                                                                         --------      --------

    Net cash used in investing activities                                (103,857)      (22,359)
                                                                         --------      --------

FINANCING ACTIVITIES:
Increase in deposits                                                        2,802        12,675
Increase (decrease) in customer repurchase agreements                       2,360           (37)
Repayment of Federal Home Loan Bank of Boston advances                    (17,465)            -
Federal Home Loan Bank of Boston advances                                  42,465             -
Cash dividends paid                                                        (3,017)       (1,888)
Exchange of common stock pursuant to reorganization                          (320)            -
Capital contribution pursuant to dissolution of MHC                         2,713             -
Treasury stock purchased                                                        -        (1,583)
Issuance of common stock in connection with stock option exercises             12             -
Reissuance of treasury stock in connection with stock option exercises          -           535
Purchase of common stock in connection with employees benefit program        (336)         (227)
                                                                         --------      --------

    Net cash provided by financing activities                              29,214         9,475
                                                                         --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                  (69,423)       (8,913)

  Beginning of period                                                     154,508        26,456
                                                                         --------      --------
  End of period                                                          $ 85,085      $ 17,543
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

Westfield Financial has a federally-chartered stock savings bank subsidiary called Westfield Bank. Westfield Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). Westfield Bank operates eleven branches in Western Massachusetts. Westfield Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

Elm Street Securities Corporation and WFD Securities Corporation,
Massachusetts-chartered security corporations, were formed by Westfield Financial for the primary purpose of holding qualified investment securities.

The conversion was accounted for as a reorganization in corporate form with no change in the historical basis of Westfield Financial's assets, liabilities, and equity. All references to the number of shares outstanding, including references for purposes of calculating per share amounts, are restated to give retroactive recognition to the exchange ratio applied in the conversion.

Principles of Consolidation - The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation, WFD Securities Corporation and prior to its dissolution, Westfield Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result form the assumed issuance. Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (3.28138). Potential common shares that may be issued by Westfield Financial relate solely to outstanding stock awards and options and are determined using the treasury stock method.

Earnings per common share for the three and six months ended June 30, 2007 and 2006, have been computed based on the following:

                                                           Three Months             Six Months
                                                          Ended June 30,          Ended June 30,
                                                          2007       2006         2007       2006
                                                          ----       ----         ----       ----
                                                          (In thousands, except per share data)

Net income available to common stock holders            $ 1,905    $ 1,260      $ 3,925    $ 2,574
                                                        =======    =======      =======    =======

Weighted average number of common stock outstanding      30,120     30,548       30,108     30,544
Effect of dilutive stock awards and options                 455        556          517        559
                                                        -------    -------      -------    -------

Adjusted weighted average number of common shares
 outstanding used to calculate diluted earnings per
 common share                                            30,575     31,104       30,625     31,103
                                                        =======    =======      =======    =======

Basic earnings per share                                $   .06    $   .04      $   .13    $   .08
Diluted earnings per share                              $   .06    $   .04      $   .13    $   .08

3.  SHARE-BASED COMPENSATION

Under Westfield Financial's 2002 Stock Option Plan and 2007 Stock Option Plan, Westfield Financial may grant options to its directors, officers, and employees for up to 1,631,682 shares and 1,560,101 shares, respectively, of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of Westfield Financial's stock the date of grant with a maximum term of ten years. All options currently outstanding vest at 20% per year.

In May 2007, the remaining 150,155 shares available for issuance under the 2002 Stock Option Plan were fully allocated and no shares are currently available for future grants. The 2007 Stock Option Plan was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. To date, no awards have been granted from the 2007 Stock Option Plan.

Westfield Financial adopted Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("SFAS 123 (R)"), on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005 are measured and accounted for in accordance with SFAS 123(R). Also, under this method, expense is recognized for awards that were granted prior to January 1, 2006, based on the fair value determined at the grant date under SFAS 123, (Accounting for Stock-Based Compensation" ("SFAS 123").

The adoption of SFAS 123(R) by Westfield Financial resulted in additional share-based compensation expense of $84,000 and $73,000, and a related tax benefit of $18,000 and $17,000 for the three months ended June 30, 2007 and 2006, respectively. Additional share-based compensation was $157,000 and $146,000, with a related tax benefit of $35,000 and $34,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 the compensation cost of unvested stock options amounted to $410,000 with a related tax benefit of $37,000.

A summary of the status of Westfield Financial's stock options at June 30, 2007 is presented below:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                   ------      ----------------

      Balance of December 31, 2006               1,217,050          $ 4.43
      Shares Granted                               150,155           10.11
      Shares Exercised                              (2,684)           4.39
                                                 ---------
      Balance of June 30, 2007                   1,364,521          $ 5.06
                                                 =========

Information pertaining to options outstanding at June 30, 2007 is as follows:

                            Aggregate Intrinsic    Weighted Average                   Aggregate Intrinsic
Exercise       Number      Value of Outstanding        Remaining          Number      Value of Exercisable
 Price      Outstanding           Shares           Contractual Life    Exercisable           Shares
--------    -----------    --------------------    ----------------    -----------    --------------------
                              (in thousands)                                             (in thousands)
 $ 4.39      1,197,960            $6,685               5.1 Years         952,194             $5,313
   7.52          8,203                20               7.7 Years           1,641                  4
   7.62          8,203                19               6.7 Years           3,281                  8
  10.11        150,155               (21)             10.0 Years               -                  -
             ---------            ------                                 -------             ------
             1,364,521            $6,703                                 957,116             $5,325
             =========            ======                                 =======             ======

4.  STOCK AWARDS

Under Westfield Financial's Recognition and Retention Plan dated November 1, 2002, Westfield Financial may grant stock awards to its directors, officers and employees for up to 652,664 shares of common stock. In May 2007, all remaining shares under the plan were fully allocated and no shares are currently available for future grants. Westfield Financial applies SFAS 123(R) in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to the stock awards of approximately $125,000 and $245,000 for the three and six months ended June 30, 2007, respectively. Compensation cost related to stock awards was approximately $119,000 and $238,000 for the three and six months ended June 30, 2006.

5.  EMPLOYEE STOCK OWNERSHIP PLAN

In January 2002, Westfield Financial established an Employee Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the conversion, Westfield Financial provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 8%, or 1,305,359 shares, of Westfield Financial's outstanding stock in the open market. In January 2007, as part of the second step stock conversion, Westfield Financial provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering. The 2002 and 2007 loans bear interest equal to 8.0% and provide for annual payments of interest and principal.

At June 30, 2007 the remaining principal balance is payable as follows:

                Years Ending
                 December 31      (In thousands)
                ------------      --------------

                    2007              $   447
                    2008                  447
                    2009                  447
                    2010                  447
                    2011                  447
                 Thereafter            10,161
                                      -------
                                      $12,396
                                      =======

Westfield Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $252,000 and $511,000 for the three and six months ended June 30, 2007 and $113,000 and $227,000 for the three and six months ended June 30, 2006.

6.  PENSION AND OTHER BENEFITS

The following table provides information regarding net benefit costs for the period shown:

                             Pension Benefits    Other Benefits
                             ----------------    --------------
                                 Three months ended June 30,
                             ----------------------------------
                                       (in thousands)

                              2007      2006     2007      2006
                              ----      ----     ----      ----

Service cost                 $ 175     $ 181      $ 8       $ 7
Interest cost                  145       150       12        12
Expected return on assets     (162)     (149)       0         0
Transaction obligation          (3)       (3)       2         2
Actuarial loss                   0        11        0         1
                             -----     -----      ---       ---

Net periodic pension cost    $ 155     $ 190      $22       $22
                             =====     =====      ===       ===

                             Pension Benefits    Other Benefits
                             ----------------    --------------
                                  Six months ended June 30,
                             ----------------------------------
                                       (in thousands)

                              2007      2006     2007      2006
                              ----      ----     ----      ----

Service cost                 $ 351     $ 362      $16       $15
Interest cost                  291       300       25        24
Expected return on assets     (323)     (298)       0         0
Transition obligation           (6)       (6)       4         5
Actuarial loss                  (1)       22        0         2
                             -----     -----      ---       ---

Net periodic pension cost    $ 312     $ 380      $45       $46
                             =====     =====      ===       ===

Westfield Financial plans to contribute the amount required to meet the minimum funding standards under Internal Revenue code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2007, the preliminary estimated contribution is approximately $690,000. As of June 30, 2007 no contribution had been made.

7.  SUBSEQUENT EVENTS

Westfield Financial held its Annual Meeting of Shareholders on July 19, 2007 (the "Meeting"). The Westfield Financial 2007 Stock Option Plan and 2007 Recognition and Retention Plan were both approved at the Meeting. Under the 2007 Stock Option Plan, Westfield Financial has been authorized to grant 1,560,101 stock options to its directors, officers and other key employees. To date, no options have been awarded from the 2007 Stock Option Plan.

Under the 2007 Recognition and Retention Plan, Westfield Financial has been authorized to grant 624,041 shares of common stock to its directors, officers and other key employees. To date, no shares have been awarded from the 2007 Recognition and Retention Plan.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for Westfield Bank on January 1, 2008, with early adoption permitted and is not expected to have a material impact on Westfield Bank's consolidated financial statements.

In September 2006, the FASB ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for Westfield Bank's 2008 fiscal year and Westfield Bank is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for Westfield Bank on January 1, 2008, with early adoption permitted for fiscal 2007, provided that Westfield Bank also adopts Statement No. 157 for fiscal 2007. Management is in the process of evaluating the potential impacts of adopting SFAS No. 159 on its consolidate financial statements.

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

Westfield Financial has adopted a growth-oriented strategy that has focused on increased commercial lending. Westfield Financial's strategy also calls for increasing deposit relationships and broadening its product lines and services. Westfield Financial believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service. In connection with its overall growth strategy, Westfield Bank seeks to:

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

Please review our financial results for the quarter ended June 30, 2007 in the context of this strategy.

      o Net income was $1.9 million, or $0.06 per diluted share, for the quarter ended June 30, 2007 compared to $1.3 million, or $0.04 per diluted share for the same period in 2006. For the six months ended June 30, 2007, net income was $3.9 million, or $0.13 per diluted share, compared to $2.6 million, or $0.08 per diluted share, for the same period in 2006.

      o Net interest income was $7.4 million for the three months ended June 30, 2007 and $5.9 million for the same period in 2006. Net interest income was $14.9 million for the six months ended June 30, 2007 and $11.7 million for the same period in 2006. The increase in net interest income was mainly due to an increase in average earning assets as a result of funds raised in the second step stock offering. The net interest margin, on a tax equivalent basis, was 3.25% and 3.31% for the three and six months, respectively, ended June 30, 2007, compared to 3.19% in both the same periods in 2006.

      o Total assets increased $34.8 million to $1.0 billion at June 30, 2007 from $996.8 million at December 31, 2006. Investment securities increased $80.1 million, to $489.1 million at June 30, 2007 from $409.0 million at December 31, 2006. Cash and cash equivalents decreased $69.4 million, to $85.1 million at June 30, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of using funds to purchase investment securities.

      o Net loans increased by $9.6 million to $394.7 million at June 30, 2007 from $385.1 million at December 31, 2006. This was primarily the result of an increase in commercial and industrial loans of $14.2 million to $114.6 million at June 30, 2007 from $100.4 million at December 31, 2006.

      o Residential real estate loans decreased $2.4 million to $107.5 million at June 30, 2007 from $109.9 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

      o Asset growth was funded primarily through a $25.0 million increase in Federal Home Loan Bank borrowing, which totaled $80.0 million at June 30, 2007 and $55.0 million at December 31, 2006.

      o Total deposits increased $2.8 million to $630.3 million at June 30, 2007 from $627.5 million at December 31, 2006. NOW and checking accounts increased $9.8 million to $132.6 million at June 30, 2007 from $122.8 million at December 31, 2006. Money market accounts decreased $8.3 million to $86.2 million at June 30, 2007. Time deposits decreased $2.2 million to $371.8 million at June 30, 2006.

      o Customer repurchase agreements were $20.3 million at June 30, 2007 and $17.9 million at December 31, 2006. All of Westfield Bank's customer repurchase agreements at June 30, 2007 were held by commercial customers.

      o Nonperforming loans were $1.0 million both at June 30, 2007 and December 31, 2006. This represents 0.25% and 0.26% of total loans at June 30, 2007 and December 31, 2006, respectively. Charge-offs decreased by $489,000 to $45,000 for the six months ended June 30, 2007 from $534,000 for the six months ended June 30, 2006.

      o The allowance for loan losses was $5.7 million at June 30, 2007 and $5.4 million at December 31, 2006. This represents 1.42% of total loans at June 30, 2007 and 1.39% of total loans at December 31, 2006. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 563% at June 30, 2007 and 529% at December 31, 2006.

      o Stockholders' equity at June 30, 2007 and December 31, 2006 was $293.3 million and $289.4 million, respectively, which represented 28.4% of total assets as of June 30, 2007 and 29.0% of total assets as of December 31, 2006.

      o Noninterest expense for the three months ended June 30, 2007 was $5.6 million, compared to $4.9 million for the same period in 2006. Noninterest expense for the six months ended June 30, 2007 was $10.9 million, compared to $9.7 million for the same period in 2006. Salaries and benefits increased $301,000 and $616,000 for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2006. The increase in salaries and benefits primarily the result normal increases in this area, an increase in expense related to the Employee Stock Ownership Plan, along with hiring new employees. Much of the new hiring was associated with the opening of a new Westfield Bank branch during the second quarter of 2007.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

Total assets increased $34.8 million to $1.0 billion at June 30, 2007 from $996.8 million at December 31, 2006. Securities and mortgage-backed securities increased $80.1 million, to $489.1 million at June 30, 2007 from $409.0 million at December 31, 2006. Cash and cash equivalents decreased $69.4 million to $85.1 million at June 30, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of investing offering proceeds in investment securities and loans.

Net loans increased by $9.6 million to $394.7 million at June 30, 2007 from $385.1 million at December 31, 2006. This was primarily the result of an increase in commercial and industrial loans of $14.2 million to $114.6 million at June 30, 2007 from $100.4 million at December 31, 2006. Commercial real estate loans decreased $1.7 million, to $172.8 million at June 30, 2007 from $174.5 million at December 31, 2006. This was primarily due to a single commercial relationship that divested real estate holdings and paid off loans totaling $10.2 million. This was partially offset by new commercial real estate loan originations.

Residential real estate loans decreased $2.4 million to $107.4 million at June 30, 2007 from $109.9 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

Asset growth was funded primarily through a $25.0 million increase in Federal Home Loan Bank borrowings, which totaled $80.0 million at June 30, 2007 and $55.0 million at December 31, 2006.

Total deposits increased $2.8 million to $630.3 million at June 30, 2007 from $627.5 million at December 31, 2006. NOW and checking accounts increased $9.8 million to $132.6 million at June 30, 2007 from $122.8 million at December 31, 2006. Money market accounts decreased $8.3 million to $86.2 million at June 30, 2007. Time deposits decreased $2.2 million to $371.8 million at June 30, 2006.

Customer repurchase agreements were $20.3 million at June 30, 2007 and $17.9 million at December 31, 2006. All of Westfield Bank's customer repurchase agreements at June 30, 2007 were held by commercial customers. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at June 30, 2007 were held by commercial customers.

Stockholders' equity at June 30, 2007 and December 31, 2006 was $293.3 million and $289.4 million, respectively, representing 28.4% and 29.0% of total assets, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

General

Net income was $1.9 million, or $0.06 per diluted share, for the quarter ended June 30, 2007 as compared to $1.3 million, or $0.04 per diluted share, for the same period in 2006. Net interest and dividend income was $7.4 million for both the three months ended June 30, 2007 and $5.9 million for 2006.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2007 and 2006 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

                                                                      Three Months Ended June 30,
                                                             2007                                     2006
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------      ----------     --------     -------      ----------
                                                                        (Dollars in thousands)
Interest-Earning Assets
-----------------------
Short Term Investments                       $   647      $ 49,751       5.20%        $   149      $ 12,278       4.85%
Investment Securities                          5,960       492,629       4.84           4,059       365,300       4.44
Loans                                          6,574       389,075       6.76           6,604       390,125       6.77
                                             -------      --------                    -------      --------

    Total Interest-Earning Assets            $13,181      $931,455       5.66%        $10,812      $767,703       5.63%
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   341      $ 80,813       1.69%        $   223      $ 73,655       1.21%
Savings Accounts                                  59        37,866       0.62              50        40,323       0.50
Money Market Accounts                            346        87,367       1.58             422       110,824       1.52
Time Deposits                                  4,177       372,924       4.48           3,512       368,121       3.82
Customer Repurchase Agreements and
 Borrowings                                      723        73,830       3.92             495        60,444       3.28
                                             -------      --------       ----         -------      --------
    Total Interest-Bearing Liabilities       $ 5,646      $652,800       3.46%        $ 4,702      $653,367       2.88%
                                             =======      ========                    =======      ========

Net Interest Income/Interest Rate Spread     $ 7,535                     2.20%        $ 6,110                     2.75%
                                             =======                     ====         =======                     ====

Net Interest  Margin (1)                                                 3.25%                                    3.19%
                                                                         ====                                     ====

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

                                   Three Months Ended June 30, 2007 compared to
                                                   June 30, 2006
                                            Increase (decrease) due to:
                                   --------------------------------------------

Interest-Earning Assets               Volume            Rate            Net
-----------------------               ------            ----            ---
                                              (Dollars in thousands)

Short Term Investments                $  455           $   43          $  498
Investment Securities                  1,415              486           1,901
Loans                                    (18)             (12)            (30)
                                      ------           ------          ------

Net Change in Income on
 Interest-Earning Assets               1,852              517           2,369
                                      ------           ------          ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                              22               96             118
Savings Accounts                          (3)              12               9
Money Market Accounts                    (89)              13             (76)
Time Deposits                             46              619             665
Customer Repurchase Agreements
 and Borrowings                          110              118             228
                                      ------           ------          ------
Net Change in Expense on
 Interest-Bearing Liabilities             86              858             944
                                      ------           ------          ------

Change in Net Interest Income         $1,766           $ (341)         $1,425
                                      ======           ======          ======

Net interest and dividend income increased $1.5 million to $7.4 million for the three months ended June 30, 2007 from $5.9 million in the same period in 2006. The net interest margin, on a tax equivalent basis, was 3.25% for the three months ended June 30, 2007 as compared to 3.19% for the same period in 2006. The increase in net interest income was mainly due to a $163.8 million increase in average earning assets as a result of funds raised in the second step stock offering. Average earning assets were $931.5 million for the three months ended June 30, 2007 compared to $767.7 for the same period in 2006. As a result, interest and dividend income increased $2.4 million to $13.2 million for the six months ended June 30, 2007 from $10.8 million for same period in 2006. The yield of interest-earning assets increased 3 basis points to 5.66% for the three months ended June 30, 2007 from 5.63% for same period in 2006.

The increase in interest income was partially offset by an increase of $944,000 in interest expense. The average cost of interest-bearing liabilities increased 58 basis points to 3.46% for the three months ended June 30, 2007 from 2.88% for same period in 2006. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment.

Provision for Loan Losses

The appropriations of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Bank and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

The amount that Westfield Bank provided for the provision for loan losses during the three months ended June 30, 2007 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net charge offs, tempered by an increase in commercial and industrial loans and commercial real estate loans. After evaluating these factors, Westfield Bank provided $75,000 for loan losses for the three months ended June 30, 2007, compared to $200,000 for the same period in 2006. The allowance was $5.7 million at June 30, 2007 and $5.6 million at March 31, 2007. The allowance for loan losses was 1.42% of total loans at June 30, 2007 and 1.45% at March 31, 2007.

For the three months ended June 30, 2007, Westfield Bank recorded net recoveries of $46,000 compared to net charge-offs of $377,000 for the three months ended June 30, 2006. The 2007 period was comprised of recoveries of $71,000 for the three months ended June 30, 2007, partially offset by charge-offs of $25,000 for the same period. The 2006 period was comprised of charge-offs of $510,000 for the three months ended June 30, 2006, partially offset by recoveries of $133,000 for the same period.

At June 30, 2007, commercial and industrial loans increased $12.6 million to $114.6 million compared to March 31, 2007. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased by $7.2 million, while residential real estate mortgages decreased by $1.5 million during the quarter ended June 30, 2007.

Nonperforming loans were unchanged at $1.0 million at both June 30, 2007 and at March 31, 2007.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $91,000 to $974,000 for the three months ended June 30, 2007 from $883,000 in the same period in 2006.

Income from bank-owned life insurance increased $125,000 to $324,000 for the three months ended June 30, 2007 compared to $199,000 in the same period in 2006. This was primarily the result of the purchase of an additional $10.0 million of bank-owned life insurance in the first quarter of 2007.

Net checking account processing fee income decreased $46,000 to $416,000 for the three months ended June 30, 2007, compared to $462,000 for the same period in 2006.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2007 was $5.6 million, compared to $4.9 million for the same period in 2006. Salaries and benefits increased $301,000 to $3.3 million for the three months ended June 30, 2007 compared to $3.0 million for the same period in 2006. The increase in salaries and benefits was primarily the result of normal increases, an increase in expense related to the ESOP, and the hiring of new employees. Much of the new hiring was associated with the opening of a new Westfield Bank branch during the second quarter of 2007.

Advertising and marketing expense increased $137,000 to $280,000 for the three months ended June 30, 2007 compared to $143,000 for the same period in 2006. Also, charitable contributions increased $93,000 to $212,000 for the three months ended June 30, 2007 compared to $119,000 for the same period in 2006. For advertising and marketing expense, as well as charitable contributions, management authorized a larger portion of the anticipated annual expenditures in the three months ended June 30, 2007.

Income Taxes

For the three months ended June 30, 2007, Westfield Financial had a tax provision of $826,000 compared to $430,000 for the same period in 2006. The effective tax rate was 30.2% for the three months ended June 30, 2007 and 25.4% for the same period in 2006.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

General

Net income was $3.9 million, or $0.13 per diluted share, for the six months ended June 30, 2007 as compared to $2.6 million, or $0.08 per diluted share, for the same period in 2006. Net interest and dividend income was $14.9 million for the six months ended June 30, 2007 compared to $11.7 million for the same period in 2006.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2007 and 2006 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

                                                                     Six Months Ended June 30,
                                                             2007                                     2006
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------      ----------     --------     -------      ----------
                                                                        (Dollars in thousands)
Interest-Earning Assets
-----------------------
Short Term Investments                       $ 2,031      $ 77,153       5.26%        $   416      $ 18,402       4.52%
Investment Securities                         11,055       460,530       4.80           7,951       362,550       4.39
Loans                                         13,059       386,313       6.76          12,582       383,822       6.56
                                             -------      --------                    -------      --------

    Total Interest-Earning Assets            $26,145      $923,996       5.66%        $20,949      $764,774       5.48%
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   660      $ 79,983       1.65%        $   383      $ 71,381       1.07%
Savings Accounts                                 107        39,108       0.55             101        40,589       0.49
Money Market Accounts                            695        89,487       1.55             905       117,532       1.54
Time Deposits                                  8,257       373,420       4.42           6,486       359,757       3.61
Customer Repurchase Agreements and
 Borrowings                                    1,250        66,313       3.77             977        59,783       3.27
                                             -------      --------                    -------      --------

    Total Interest-Bearing Liabilities       $10,969      $648,311       3.38%        $ 8,852      $649,042       2.73%
                                             =======      ========                    =======      ========

Net Interest Income/Interest Rate Spread     $15,176                     2.28%        $12,097                     2.75%
                                             =======                     ====         =======                     ====

Net Interest Margin (1)                                                  3.31%                                    3.19%
                                                                         ====                                     ====

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

                                      Six Months Ended June 30, 2007 compared to
                                                     June 30, 2006
                                              Increase (decrease) due to:
                                      ------------------------------------------

Interest-Earning Assets               Volume            Rate            Net
-----------------------               ------            ----            ---
                                              (Dollars in thousands)

Short Term Investments                $1,328           $  287          $1,615
Investment Securities                  2,149              955           3,104
Loans                                     82              395             477
                                      ------           ------          ------
Net Change in Income on
 Interest-Earning Assets               3,559            1,637           5,196
                                      ------           ------          ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                              46              231             277
Savings Accounts                          (4)              10               6
Money Market Accounts                   (216)               6            (210)
Time Deposits                            246            1,525           1,771
Customer Repurchase Agreements
 and Borrowings                          107              166             273
                                      ------           ------          ------
Net Change in Expense on
 Interest-Bearing Liabilities            179            1,938           2,117
                                      ------           ------          ------

Change in Net Interest Income         $3,380           $ (301)         $3,079
                                      ======           ======          ======


Net interest and dividend income increased $3.2 million to $14.9 million for the six months ended June 30, 2007 from $11.7 million in the same period in 2006. The net interest margin, on a tax equivalent basis, was 3.31% for the six months ended June 30, 2007 as compared to 3.19% for the same period in 2006. The increase in net interest income was mainly due to a $159.2 million increase in average earning assets as a result of funds raised in the second step stock offering. Average earning assets were $924.0 million for the six months ended June 30, 2007 compared to $764.8 million for the same period in 2006. As a result, interest and dividend income increased $5.2 million to $26.1 million for the six months ended June 30, 2007 from $20.9 million for same period in 2006. The yield of interest-earning assets increased 18 basis points to 5.66% for the six months ended June 30, 2007 from 5.48% for same period in 2006.

The increase in interest income was partially offset by an increase of $2.1 million in interest expense. The average cost of interest-bearing liabilities increased 65 basis points to 3.38% for the six months ended June 30, 2007 from 2.73% for same period in 2006. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment.

Provision for Loan Losses

The appropriations of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Bank and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

The amount that Westfield Bank provided for the provision for loan losses during the three months ended June 30, 2007 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net charge offs, a decrease in real estate loans, tempered by an increase in commercial and industrial loans and commercial real estate loans. After evaluating these factors, Westfield Bank provided $175,000 for loan losses for the six months ended June 30, 2007, compared to $275,000 for the same period in 2006. The allowance was $5.7 million at June 30, 2007 and $5.4 million at December 31, 2006. The allowance for loan losses was 1.42% of total loans at June 30, 2007 and 1.39% at March December 31, 2006.

For the six months ended June 30, 2007, Westfield Bank recorded net recoveries of $62,000 compared to net charge-offs of $345,000 for the six months ended June 30, 2006. The 2007 period was comprised of recoveries of $107,000 for the six months ended June 30, 2007, partially offset by charge-offs of $45,000 for the same period. The 2006 period was comprised of charge-offs of $534,000 for the six months ended June 30, 2006, partially offset by recoveries of $189,000 for the same period.

At June 30, 2007, commercial and industrial loans increased $14.2 million to $114.6 million compared to December 31, 2006. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans decreased by $1.6 million and residential real estate mortgages decreased by $2.4 during the six months ended June 30, 2007.

Nonperforming loans were unchanged at $1.0 million at both June 30, 2007 and at December 31, 2006.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $57,000 to $1.8 million for the six months ended June 30, 2007 from $1.7 million in the same period in 2006.

Income from bank-owned life insurance increased $197,000 to $591,000 for the six months ended June 30, 2007 compared to $394,000 in the same period in 2006. This was primarily the result of the purchase of an additional $10.0 million of bank-owned life insurance in the first quarter of 2007.

Net checking account processing fee income decreased $125,000 to $801,000 for the six months ended June 30, 2007, compared to $926,000 for the same period in 2006.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2007 was $10.9 million, compared to $9.7 million for the same period in 2006. Salaries and benefits increased $616,000 to $6.6 million for the six months ended June 30, 2007 compared to $6.0 million for the same period in 2006. Salaries increased $515,000 primarily the result of hiring new employees and normal increases in expenses related to employee salaries and benefits. Much of the new hiring was associated with the opening of a new Westfield Bank branch during the second quarter of 2007.

In addition, expense related to the ESOP increased $284,000 compared to the same period in 2006. This was primarily the result of a new employee stock ownership program which was formed upon completion of the second step stock conversion.

Advertising and marketing expense increased $165,000 to $407,000 for the six months ended June 30, 2007 compared to $242,000 for the same period in 2006. For advertising and marketing expense, management authorized a larger portion of the anticipated annual expenditures in the six months ended June 30, 2007.

Income Taxes

For the six months ended June 30, 2007, Westfield Financial had a tax provision of $1.7 million compared to $879,000 for the same period in 2006. The effective tax rate was 30.7% for the six months ended June 30, 2007 and 25.5% for the same period in 2006.


LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank ("FHLB") of Boston based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the FHLB at June 30, 2007 was approximately $52.4 million.

Liquidity management is both a short-and long-term function of business management. The measure of a company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flow, calls of investment securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that Westfield Financial has sufficient liquidity to meet its current operating needs.

At June 30, 2007, Westfield Bank exceeded each of the applicable regulatory capital requirements. As of June 30, 2007 the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed Westfield Bank's categorization. Westfield Bank's actual capital ratios as of June 30, 2007 and December 31, 2006 are also presented in the tables.

                                                                                                Minimum
                                                                                               To Be Well
                                                                           Minimum            Capitalized
                                                                         For Capital          Under Prompt
                                                                          Adequacy             Corrective
                                                    Actual                Purposes          Action Provisions
                                               Amount      Ratio      Amount      Ratio     Amount      Ratio
                                               ------      -----      ------      -----     ------      -----
                                                                   (Dollars in Thousands)
June 30, 2007

Total Capital (to Risk Weighted Assets):
  Consolidated                                $299,845     53.54%     $44,804     8.00%        N/A          -
  Bank                                         213,665     39.45       43,325     8.00      54,157      10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 294,171     52.53       22,402     4.00         N/A          -
  Bank                                         207,991     38.41       21,663     4.00      32,494       6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 294,171     28.48       41,313     4.00         N/A          -
  Bank                                         207,991     21.92       37,961     4.00      47,452       5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                     N/A         -          N/A        -         N/A          -
  Bank                                         207,991     21.92       18,981     2.00         N/A          -


December 31, 2006

Total Capital (to Risk Weighted Assets):
  Consolidated                                $295,404     55.39%     $42,662     8.00%        N/A          -
  Bank                                         119,266     22.70       42,029     8.00      52,536      10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                 289,967     54.37       21,331     4.00         N/A          -
  Bank                                         113,856     21.67       21,014     4.00      31,522       6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                 289,967     29.07       39,905     4.00         N/A          -
  Bank                                         113,856     11.88       38,327     4.00      47,908       5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                     N/A         -          N/A        -         N/A          -
  Bank                                         113,856     11.88       19,163     2.00         N/A          -

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

Westfield Bank is obligated under leases for certain branches and equipment. A summary of lease obligations and credit commitments at June 30, 2007 is shown below:

                                               After 1 Year     After 3 Years
                                   Within       but Within        but Within       After
                                   1 Year        3 Years           5 Years        5 Years      Total
                                   ------      ------------     -------------     -------      -----
                                                             (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $    364       $   728           $   698        $ 6,892     $  8,682
                                  ========       =======           =======        =======     ========

BORROWINGS
  Federal Home Loan Bank          $ 25,000       $35,000           $15,000        $ 5,000     $ 80,000
                                  ========       =======           =======        =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $ 48,274       $     -           $     -        $13,248     $ 61,522
  Other loan commitments            45,743         8,937                 -              -       54,680
  Letters of credit                  7,659             -                 -            588        8,247
                                  --------       -------           -------        -------     --------
    Total credit commitments      $101,676       $ 8,937           $     -        $13,836     $124,449
                                  --------       -------           -------        -------     --------

Grand total                       $127,040       $44,665           $15,698        $25,728     $213,131
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2007, that Westfield Bank met all capital adequacy requirements to which it was subject. As of June 30, 2007, the most recent notification from the OTS categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the most recent OTS notification that management believes have changed Westfield Bank's categorization.

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

The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of our interest-earning assets and interest-bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable rate loan will increase depending on its repricing characteristics while the interest income from a fixed loan would not increase until the loan was repaid and reinvested or loaned out at a higher interest rate.

The table below sets forth as of June 30, 2007 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.


                   For the Twelve Months Ending June 30, 2008
                             (Dollars in thousands)
                  --------------------------------------------
                    Changes in       Net Interest
                  Interest Rates     and Dividend
                  (Basis Points)        Income        % Change
                  --------------     ------------     --------
                        300             34,585         -0.8%
                        200             34,769         -0.3%
                        100             35,225          1.1%
                          0             34,858            -
                       -100             34,767         -0.3%
                       -200             34,046         -2.3%
                       -300             33,063         -5.1%

Management believes that there have been no significant changes in market risk since December 31, 2006.

The income simulation analysis was based upon a variety of assumptions. These assumptions include, but are not limited to, balance sheet growth, asset mix, prepayment speeds, the timing and level of interest rates, and the shape of the yield curve. As market conditions vary from the assumptions in the income simulation analysis, actual results will differ. As a result, the income simulation analysis does not serve as a forecast of net interest income, nor do the calculations represent any actions that management may undertake in response to changes in interest rates.

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

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Westfield Financial's Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases made by Westfield Financial of its common stock during the three months ended June 30, 2007.

There were no sales by Westfield Financial of unregistered securities during the three months ended June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Westfield Financial held its Annual Meeting of Shareholders on July 19, 2007 (the "Meeting"). All the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of the votes for each proposal is as follows:

1. Election of three candidates to the Board of Directors

   The number of votes cast with respect to this matter is as follows:

         Nominee                   For              Withheld
         -------                   ---              --------

         Victor J. Carra           19,353,170       8,089,596
         Richard C. Placek         26,746,772         695,994
         Charles E. Sullivan       26,918,549         524,217


There were no broker non-votes or abstentions on this proposal. The following directors' terms of office continued after the Meeting:

         David C. Colton, Jr.
         Robert T. Crowley, Jr.
         Harry C. Lane
         William H. McClure
         Mary C. O'Neil
         Paul R. Pohl
         Donald A. Williams

2. Approval of the Westfield Financial, Inc. 2007 Stock Option Plan

   The number of votes cast with respect to this matter was as follows:

             For               Against            Abstain
             ---               -------            -------
         20,199,036           1,187,229           221,770

   There were 5,834,731 broker held non-voted shares represented at the Meeting with respect to this matter.

3. Approval of the Westfield Financial, Inc. 2007 Recognition and Retention
   Plan.

   The number of votes cast with respect to this matter was as follows:

             For               Against            Abstain
             ---               -------            -------
         20,112,537           1,271,608           223,889

   There were 5,834,731 broker held non-voted shares represented at the Meeting with respect to this matter:

ITEM 5.  OTHER INFORMATION

         a. None

         b. None

ITEM 6.  EXHIBITS

The following exhibits are furnished with this report:

Exhibit       Description
-------       -----------

2.1 Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank.(1)
3.1           Articles of Organization of Westfield Financial, Inc.(2)
3.2           Bylaws of Westfield Financial, Inc.(2)
4.1           Form of Stock Certificate of Westfield Financial, Inc.(1)
10.1          Form of Employee Stock Ownership Plan of Westfield Financial,
              Inc.(3)
10.2 Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc.(4)
10.3          Form of Director's Deferred Compensation Plan.(5)
10.4          The 401(k) Plan adopted by Westfield Bank.(6)
10.5          Form of Benefit Restoration Plan of Westfield Financial, Inc.(5)
10.6 Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams.(5)
10.7 Form of Employment Agreement between Donald A. Williams and Westfield Bank.(1)
10.8 Form of Employment Agreement between Michael J. Janosco, Jr. and Westfield Bank.(1)
10.9          Form of Employment Agreement between James C. Hagan and Westfield
              Bank.(1)
10.10 Form of Employment Agreement between Donald A. Williams and New Westfield Financial, Inc.(1)
10.11 Form of Employment Agreement between Michael J. Janosco, Jr. and New Westfield Financial, Inc.(1)
10.12 Form of Employment Agreement between James C. Hagan and New Westfield Financial, Inc.(1)
10.13 Form of One Year Change in Control Agreement by and among certain officers and New Westfield Financial, Inc. and Westfield Bank.(1)
10.14         Agreement between Westfield Bank and Village Mortgage Company.(1)
31.1          Rule 13a-14(a)/15d-14(a) Certifications
32.1          Section 1350 Certifications

-----------
(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.
(3) Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(6) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Westfield Financial, Inc.


                                     By: /s/ Donald A. Williams
                                         ---------------------------------------
                                         Donald A. Williams
                                         Chairman/Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/ Michael J. Janosco, Jr.
                                         ---------------------------------------
                                         Michael J. Janosco, Jr.
                                         Vice President/Chief Financial Officer
                                         (Principal Accounting Officer)

August 9, 2007