Form 10-Q
period 2007-09-30
WESTFIELD FINANCIAL INC
filed 2007-11-09
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2007

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer       Accelerated filer  X   Non-accelerated filer
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company. Yes     No  X
                                                                      ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
      Class                                           November 6, 2007
-----------------------------------          ----------------------------------
      Common Stock, $0.01 par value                      31,933,547

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - September 30, 2007 and December 31, 2006

         Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2007 and 2006

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Nine months ended September 30, 2007 and 2006

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2007 and 2006

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

                           FORWARD-LOOKING STATEMENTS

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

PART 1
ITEM 1: FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                   (Dollars in thousands, except share data)

                                                                          September 30,     December 31,
                                                                               2007             2006
                                                                               ----             ----
ASSETS
Cash and due from banks                                                     $   17,869        $ 51,645
Federal funds sold                                                              35,061          97,659
Interest-bearing deposits and other short term investments                          23           5,204
                                                                            ----------        --------

      Cash and cash equivalents                                                 52,953         154,508
                                                                            ----------        --------

SECURITIES:
Available for sale - at estimated fair value                                    38,004          41,687

Held to maturity - at amortized cost (estimated fair value of
 $109,323 at September 30, 2007, and $76,938 at December 31, 2006)             109,025          77,299

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                   201,594         126,942

Held to maturity - at amortized cost (estimated fair value of
 $174,678 at September 30, 2007 and $160,709 at December 31, 2006)             176,402         163,093

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK                                 6,610           4,246

LOANS - Net of allowance for loan losses of $5,793 at
 September 30, 2007 and $5,437 at December 31, 2006                            402,088         385,184

PREMISES AND EQUIPMENT, Net                                                     13,196          12,247

ACCRUED INTEREST AND DIVIDENDS                                                   5,676           4,502

BANK-OWNED LIFE INSURANCE                                                       32,062          20,619

OTHER ASSETS                                                                     5,978           6,502
                                                                            ----------        --------
TOTAL ASSETS                                                                $1,043,588        $996,829
                                                                            ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                         $   40,052        $ 42,383
Interest-bearing                                                               574,117         585,083
                                                                            ----------        --------

      Total deposits                                                           614,169         627,466
                                                                            ----------        --------

CUSTOMER REPURCHASE AGREEMENTS                                                  22,823          17,919

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES                                      103,000          55,000

OTHER LIABILITIES                                                               13,994           7,036
                                                                            ----------        --------

TOTAL LIABILITIES                                                              753,986         707,421
                                                                            ----------        --------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at September 30, 2007 and December 31, 2006                        -               -
Common stock - $.01 par value, 75,000,000 shares authorized, 31,926,587 shares issued and outstanding at September 30, 2007; 82,034,500 shares authorized, 34,717,000 shares issued and 31,924,257 shares outstanding
 at December 31, 2006                                                              319             274
Additional paid-in capital                                                     208,983         201,736
Unallocated Common Stock of Employee Stock Ownership Plan                      (11,703)         (4,835)
Unearned compensation                                                           (5,760)           (405)
Retained earnings                                                               97,647          93,364
Accumulated other comprehensive income (loss)                                      116            (726)
                                                                            ----------        --------

      Total stockholders' equity                                               289,602         289,408
                                                                            ----------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,043,588        $996,829
                                                                            ==========        ========

                       See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)

                                                                      Three Months                  Nine Months
                                                                   Ended September 30,          Ended September 30,
                                                                   2007          2006           2007          2006
                                                                   ----          ----           ----          ----
INTEREST AND DIVIDEND INCOME:
  Residential and commercial real estate loans                  $    4,621    $    4,426     $   13,430    $   13,088
  Debt securities, taxable                                           5,813         3,687         15,760        10,471
  Commercial and industrial loans                                    2,240         1,974          6,233         5,597
  Debt securities, tax-exempt                                          334           307            969           923
  Marketable equity securities                                         151           124            458           350
  Federal funds sold                                                   502           111          2,437           439
  Consumer loans                                                        89            97            270           313
  Interest-bearing deposits and other short term investments             2             1             98            88
                                                                ----------    ----------     ----------    ----------
  Total interest and dividend income                                13,752        10,727         39,655        31,269
                                                                ----------    ----------     ----------    ----------

INTEREST EXPENSE:
  Deposits                                                           4,989         4,585         14,708        12,460
  Customer repurchase agreements                                       168           132            442           290
  Other borrowings                                                   1,016           466          1,993         1,285
                                                                ----------    ----------     ----------    ----------

  Total interest expense                                             6,173         5,183         17,143        14,035
                                                                ----------    ----------     ----------    ----------

  Net interest and dividend income                                   7,579         5,544         22,512        17,234

PROVISION FOR LOAN LOSSES                                               50            50            225           325
                                                                ----------    ----------     ----------    ----------

  Net interest and dividend income after provision
   for loan losses                                                   7,529         5,494         22,287        16,909
                                                                ----------    ----------     ----------    ----------

NONINTEREST INCOME:
  Income from bank-owned life insurance                                331           201            923           595
  Service charges and fees                                             594           670          1,795         2,014
  Loss on sales of fixed assets, net                                     -          (378)             -          (378)
  Gain on sales of securities, net                                      39             -             39             -
                                                                ----------    ----------     ----------    ----------

  Total noninterest income                                             964           493          2,757         2,231
                                                                ----------    ----------     ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                                    3,484         3,014         10,088         9,002
  Occupancy                                                            591           533          1,758         1,553
  Computer operations                                                  344           316          1,056         1,082
  Stationery, supplies and postage                                     122           120            375           374
  Other                                                                810           894          2,960         2,567
                                                                ----------    ----------     ----------    ----------

  Total noninterest expense                                          5,351         4,877         16,237        14,578
                                                                ----------    ----------     ----------    ----------

INCOME BEFORE INCOME TAXES                                           3,142         1,110          8,807         4,562

INCOME TAXES                                                           970           236          2,710         1,115
                                                                ----------    ----------     ----------    ----------

NET INCOME                                                      $    2,172    $      874     $    6,097    $    3,447
                                                                ==========    ==========     ==========    ==========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                                      $     0.07    $     0.03     $     0.20    $     0.11
  Average shares outstanding                                    29,785,103    30,680,142     29,999,156    30,615,656
  Diluted earnings per share                                    $     0.07    $     0.03     $     0.20    $     0.11
  Diluted average shares outstanding                            30,248,763    31,256,723     30,498,623    31,204,677

                             See accompanying notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - UNAUDITED
                   (Dollars in thousands, except share data)

                                   Common Stock                                  Restricted                Accumulated
                                ------------------   Additional                    Stock                      Other
                                              Par     Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                  Shares     Value    Capital        ESOP       Compensation   Earnings   (Loss) Income    Total
                                 --------    -----   ----------      ----       ------------   --------   -------------    -----
Balance at December 31, 2006     9,728,912   $ 274    $201,736     $ (4,835)      $  (405)     $93,364      $  (726)     $289,408

Comprehensive income:
  Net income                             -       -           -            -             -        6,097            -         6,097
  Unrealized gains on
   securities arising during
   the period, net of tax
   benefit of $468                       -       -           -            -             -            -          865           865
  Reclassification for gains
   included in net income,
   net of tax of $16                     -       -           -            -             -            -          (23)          (23)
                                                                                                                         --------
Comprehensive income                                                                                                        6,939
                                                                                                                         --------
Exchange of common stock
 pursuant to reorganization
 (9,728,912 shares exchanged
 at a 3.28138 ratio for
 31,923,903 shares)             21,458,991      38        (358)           -             -            -            -          (320)
Capital contribution pursuant
 to dissolution of Mutual
 Holding Company                         -       -           -            -             -        2,713            -         2,713
Shared-based compensation                -       -         500          492           460            -            -         1,452
Share-based compensation
 restricted stock                        -       -       5,815            -        (5,815)           -            -             -
Purchase of ESOP shares            736,000       7       7,353       (7,360)            -            -            -             -
Purchase of common stock in
 connection with recognition             -       -      (6,075)           -             -            -            -        (6,075)
Issuance of common stock in
 connection with stock
 option exercises                    2,684       -          12            -             -            -            -            12
Cash dividends declared
 ($.15 per share)                        -       -           -            -             -       (4,527)           -        (4,527)
                                ----------   -----    --------     --------       -------      -------      -------      --------

Balance, September 30, 2007     31,926,587   $ 319    $208,983     $(11,703)      $(5,760)     $97,647      $   116      $289,602
                                ==========   =====    ========     ========       =======      =======      =======      ========

Balance at December 31, 2005    10,580,000   $ 106    $ 48,020     $ (5,127)      $  (861)     $92,789      $(1,177)     $115,842

Comprehensive income:
  Net income                             -       -           -            -             -        3,447            -         3,447
  Unrealized losses on
   securities arising during
   the period, net of tax
   benefit of $159                       -       -           -            -             -            -          289           289
                                                                                                                         --------
Comprehensive income                     -       -           -            -             -            -            -         3,736
                                                                                                                         --------
Activity related to common
 stock issued as employee
 incentives                              -       -         377          219           329            -            -           925
Common stock repurchases                 -       -      (1,583)           -             -            -            -        (1,583)
Issuance of common stock in
 connection with stock
 option exercises                        -       -         857            -             -         (294)           -           563
Cash dividends declared
 ($.85 per share)                        -       -           -            -             -       (2,457)           -        (2,457)
                                ----------   -----    --------     --------       -------      -------      -------      --------

Balance at September 30, 2006   10,580,000   $ 106    $ 48,397     $ (4,908)      $  (532)     $93,485      $  (888)     $117,026
                                ==========   =====    ========     ========       =======      =======      =======      ========

                                    See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                                 2007         2006
                                                                                 ----         ----
OPERATING ACTIVITIES:
Net income                                                                    $   6,097     $  3,447
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                         225          325
  Depreciation of premises and equipment                                            801          773
  Net amortization of premiums and discounts on securities,
   mortgage-backed securities, and mortgage loans                                   264          497
  Share-based compensation expense                                                1,953        1,278
  Excess tax benefit from share-based compensation                                  (56)           -
  Loss on sale of fixed assets                                                        -          378
  Net realized securities gains                                                     (39)           -
  Deferred income tax benefit                                                         -          (52)
  Increase in cash surrender value of bank-owned life insurance                    (923)        (595)
Changes in assets and liabilities:
  Accrued interest receivable                                                    (1,174)        (467)
  Other assets                                                                      112         (739)
  Other liabilities                                                               6,958          541
                                                                              ---------     --------

    Net cash provided by operating activities                                    14,218        5,386
                                                                              ---------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                                     (41,738)     (13,087)
  Proceeds from, maturities, and principal collections                           10,000        8,000
Securities, available for sale:
  Purchases                                                                     (26,226)     (11,242)
  Proceeds from sales                                                            15,111            -
  Proceeds from calls, maturities, and principal collections                     15,059        3,000
Mortgage-backed securities, held to maturity:
  Purchases                                                                     (44,298)     (27,993)
  Principal collections                                                          30,764       26,793
Mortgage-backed securities, available for sale:
  Purchases                                                                     (99,473)     (29,884)
  Proceeds from sales                                                               272            -
  Principal collections                                                          25,636       19,515
Purchase of Federal Home Loan Bank of Boston stock                               (2,581)          (9)
Proceeds from sale of Federal Hole Loan Bank of Boston stock                        217            -
Purchase of residential mortgages                                                (1,634)     (11,705)
Net other (increase) decrease in loans                                          (15,521)      10,452
Purchases of premises and equipment                                              (1,750)      (1,668)
Proceeds from sale of fixed assets                                                    -           10
Purchase of bank-owned life insurance                                           (10,520)           -
                                                                              ---------     --------

    Net cash used in investing activities                                      (146,682)     (27,818)
                                                                              ---------     --------

FINANCING ACTIVITIES:
(Decrease) increase in deposits                                                 (13,297)      15,059
Increase in customer repurchase agreements                                        4,904        5,586
Repayment of Federal Home Loan Bank Advances                                    (39,368)           -
Federal Home Loan Bank of Boston advances                                        87,368       10,000
Cash dividends paid                                                              (4,527)      (2,457)
Exchange of common stock pursuant to reorganization                                (320)           -
Capital contribution pursuant to dissolution of MHC                               2,713            -
Common stock purchased                                                                -       (1,583)
Issuance of common stock in connection with stock option exercises                   12          563
Purchase of common stock in connection with employee benefit program               (501)        (353)
Purchase of common stock in connection with retention and recognition plan       (6,075)           -
                                                                              ---------     --------

    Net cash provided by financing activities                                    30,909       26,815
                                                                              ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                       (101,555)       4,383

  Beginning of period                                                           154,508       26,456
                                                                              ---------     --------
  End of period                                                               $  52,952     $ 30,839
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

Westfield Bank is a federally-chartered stock savings bank subsidiary of Westfield Financial. Westfield Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). Westfield Bank operates eleven branches in Western Massachusetts. Westfield Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

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

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common share that would have been outstanding if dilutive potential shares had been issued, as well as any adjusted income that would result from the assumed issuance. Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (3.28138). Potential common shares that may be issued by Westfield Financial relate solely to outstanding stock awards and options and are determined using the treasury stock method.

Earnings per common share for the three and nine months ended September 30, 2007 and 2006, have been computed based on the following:

                                                            Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                              2007       2006       2007       2006
                                                              ----       ----       ----       ----
                                                             (In thousands, except per share data)

Net income available to common stockholders                 $ 2,172    $   874    $ 6,097    $ 3,447
                                                            =======    =======    =======    =======

Weighted average number of common stock outstanding          29,785     30,680     29,999     30,616
Effect of dilutive stock awards and options                     464        577        500        589
                                                            -------    -------    -------    -------

Adjusted weighted average number of common stock
outstanding used to calculate diluted earnings per share     30,249     31,257     30,499     31,205
                                                            =======    =======    =======    =======

Basic earnings per share                                    $   .07    $   .03    $   .20    $   .11
Diluted earnings per share                                  $   .07    $   .03    $   .20    $   .11

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

As of May 2007, all remaining shares under the 2002 Stock Option Plan were fully allocated and no shares are currently available for future grants. The 2007 Stock Option Plan was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August, 2007, 1,351,702 shares of common stock were granted from the 2007 Stock Option Plan. At September 30, 2007, 208,399 shares were available for future grants.

Westfield Financial adopted Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("SFAS 123 (R)" or the "Statement"), on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005 are measured and accounted for in accordance with SFAS 123(R). SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Westfield Financial uses the binomial model for its adoption of the statement. Under the "modified perspective" method, expense is recognized for awards that were granted prior to January 1, 2006, based on the fair value determined at the grant date under SFAS 123, (Accounting for Stock-Based Compensation" ("SFAS 123").

The adoption of SFAS 123(R) by Westfield Financial resulted in additional share-based compensation expense of $88,000 and $73,000, and a related tax benefit of $21,000 and $17,000 for the three months ended September 30, 2007 and 2006, respectively. Additional share-based compensation was $245,000 and $219,000, and a related tax benefit was $56,000 and $51,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 the compensation cost of unvested stock options amounted to $3.9 million with a related tax benefit of $1.0 million.

A summary of the status of Westfield Financial's stock options at September 30, 2007 is presented below:

                                                           Weighted Average     Weighted Average
                                                              Grant Date           Call Value
                                             Shares           Fair Value           Per Option
                                             ------           ----------           ----------

Balance at December 31, 2006                1,217,050           $ 4.43               $1.17
Shares Granted (2002 Stock Option Plan)        50,155            10.11                2.43
Shares Granted (2007 Stock Option Plan)     1,351,702            10.04                2.70
Shares Exercised                               (2,684)            4.39                1.19
                                            ---------

Balance at September 30, 2007               2,716,223           $ 7.54               $2.00
                                            =========

The fair value of each option grant is estimated on the date of grant using the binomial pricing model with the following weighted average assumptions:

                                                               Nine Months Ended
                                                                 September 30,
                                                                     2007
                                                                     ----

       Options granted under the 2002 Stock Option Plan:

           Expected dividend Yield low                             1.98%
           Expected dividend yield high                            3.00%
           Expected life                                             10 years
           Expected volatility                                    16.39%
           Risk-free interest rate                                 4.83%

       Options granted under the 2007 Stock Option Plan:

           Expected dividend yield low                             1.99%
           Expected dividend yield high                            3.00%
           Expected life                                             10 years
           Expected volatility                                    20.39%
           Risk-free interest rate                                 4.53%

       No stock options were granted in the nine months ended
        September 30, 2006

Information pertaining to options outstanding at September 30, 2007 is as follows:

                             Aggregate Intrinsic     Weighted Average                     Aggregate Intrinsic
Exercise       Number             Value of              Remaining           Number             Value of
 Price       Outstanding     Outstanding shares      Contractual Life     Exercisable     Exercisable Shares
 -----       -----------     ------------------      ----------------     -----------     ------------------
                               (In thousands)                                               (In thousands)

 $ 4.39       1,197,960            $6,373                4.9 Years         1,197,960            $6,373
   7.52           8,203                18                7.4 Years             6,562                14
   7.62           8,203                17                6.4 Years             4,922                10
  10.11         150,155               (60)               9.8 Years                 -                 -
  10.04       1,351,702              (446)              10.0 Years                 -                 -
              ---------            ------                                                       ------
              2,716,223            $5,902                                  1,209,444            $6,397
              =========            ======                                  =========            ======

4. STOCK AWARDS

Under Westfield Financial's 2002 Recognition and Retention Plan and 2007 Recognition and Retention Plan, Westfield Financial may grant stock awards to its directors, officers and employees for up to 652,664 shares and 624,041 shares, respectively, of common stock. In May 2007, all remaining shares under the 2002 Recognition and Retention Plan were fully allocated and no shares are currently available for future grants. The 2007 Recognition and Retention Plan was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August 2007, 559,000 shares of common stock were granted under the 2007 Recognition and Retention Plan. As of September 30, 2007, 65,041 shares were available for future grants.

Westfield Financial applies SFAS 123(R) in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to the stock awards of approximately $218,000 and $463,000 for the three and nine months ended September 30, 2007, respectively. Compensation cost related to stock awards was approximately $119,000 and $356,000 for the three and nine months ended September 30, 2006.

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

At September 30, 2007 the remaining principal balance is payable as follows:

                          Years Ending
                          December 31,     (In thousands)
                          ------------     --------------

                              2007            $   447
                              2008                447
                              2009                447
                              2010                447
                              2011                447
                           Thereafter          10,161
                                              -------
                                              $12,396
                                              =======

Westfield Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $237,000 and $748,000 for the three and nine months ended September 30, 2007 and $126,000 and $352,000 for the three and nine months ended September 30, 2006.

6. PENSION AND OTHER BENEFITS

The following provides information regarding net benefit costs for the period shown:

                                           Pension Benefits      Other Benefits
                                           ----------------      --------------
                                            Three months ended September 30,
                                           2007       2006       2007     2006
                                           ----       ----       ----     ----

      Service cost                         $ 175      $ 181      $ 8      $ 7
      Interest cost                          145        150       12       12
      Expected return on assets             (162)      (149)       -        -
      Transaction obligation                  (3)        (3)       2        2
      Actuarial loss                           -         11        -        1
                                           -----      -----      ---      ---

      Net periodic pension cost            $ 155      $ 190      $22      $22
                                           =====      =====      ===      ===

                                           Pension Benefits      Other Benefits
                                           ----------------      --------------
                                             Nine months ended September 30,
                                           2007       2006       2007     2006
                                           ----       ----       ----     ----

      Service cost                         $ 526      $ 543      $23      $22
      Interest cost                          436        450       37       35
      Expected return on assets             (485)      (447)       -        -
      Transaction obligation                  (9)        (9)       6        7
      Actuarial loss                          (1)        32        -        2
                                           -----      -----      ---      ---

      Net periodic pension cost            $ 467      $ 569      $66      $66
                                           =====      =====      ===      ===

Westfield Financial plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2007, the preliminary estimated contribution is approximately $535,000. As of September 30, 2007 no contribution had been made.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

      o focus on expanding its retail banking franchise and increase the number of households served within its market area; and

      o depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third party mortgage company which underwrites, originates and services these loans in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

Please review our financial results for the quarter ended September 30, 2007 in the context of this strategy.

      o Net income was $2.2 million, or $0.07 per diluted share, for the quarter ended September 30, 2007 compared to $0.9 million, or $0.03 per diluted share for the same period in 2006. For the nine months ended September 30, 2007, net income was $6.1 million, or $0.20 per diluted share, compared to $3.4 million, or $0.11 per diluted share, for the same period in 2006.

      o Net interest income was $7.6 million for the three months ended September 30, 2007 and $5.5 million for the same period in 2006. Net interest income was $22.5 million for the nine months ended September 30, 2007 and $17.2 million for the same period in 2006. The increase in net interest income was mainly due to an increase in average earning assets as a result of funds raised in the second step stock offering. The net interest margin, on a tax equivalent basis, was 3.18% and 3.27% for the three and nine months, respectively, ended September 30, 2007, compared to 2.94% and 3.11% in the same periods in 2006.

      o Total assets increased $46.8 million to $1.0 billion at September 30, 2007 from $996.8 million at December 31, 2006. Investment securities increased $116.0 million to $525.0 million at September 30, 2007 from $409.0 million at December 31, 2006. Investment securities increased as management invested the proceeds of the second step stock offering. Cash and cash equivalents decreased $101.5 million to $53.0 million at September 30, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents is the result of using funds to purchase investment securities.

      o Net loans increased by $16.9 million to $402.1 million at September 30, 2007 from $385.2 million at December 31, 2006. This increase in net loans was primarily the result of an increase of $10.7 million in commercial and industrial loans, which were $111.1 million at September 30, 2007 and $100.4 million at December 31, 2006. Commercial real estate loans increased $6.9 million to $181.4 million at September 30, 2007 from $174.5 million at December 31, 2006.

      o Residential real estate loans were $110.0 million at September 30, 2007 and $109.9 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

      o Asset growth was funded primarily through a $48.0 million increase in Federal Home Loan Bank borrowings, which totaled $103.0 million at September 30, 2007. In addition, customer repurchase agreements increased $4.9 million to $22.8 million at September 30, 2007 from $17.9 million at December 31, 2006. At September 30, 2007, all of Westfield Bank's customer repurchase agreements were held by commercial customers.

      o Total deposits decreased $13.3 million to $614.2 million at September 30, 2007 from $627.5 million at December 31, 2006. The decrease in total deposits was due to a decrease in money market account and time deposits, partially offset by an increase in regular savings accounts. Money market accounts decreased $12.9 million to $81.6 million at September 30, 2007. Time deposits decreased $6.1 million to $367.9 million at September 30, 2006. These decreases were partially offset by an increase of $6.5 million in regular savings accounts which was fueled by a new product with a higher interest rate.

      o Nonperforming loans were $1.5 million at September 30, 2007 and $1.0 million December 31, 2006. This represents 0.36% and 0.26% of total loans at September 30, 2007 and December 31, 2006, respectively. Charge-offs decreased by $511,000 to $59,000 for the nine months ended September 30, 2007 from $570,000 for the nine months ended September 30, 2006.

      o The allowance for loan losses was $5.8 million at September 30, 2007 and $5.4 million at December 31, 2006. This represents 1.42% of total loans at September 30, 2007 and 1.39% of total loans at December 31, 2006. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 390% at September 30, 2007 and 529% at December 31, 2006.

      o Stockholders' equity at September 30, 2007 and December 31, 2006 was $289.6 million and $289.4 million, respectively, which represented 27.8% of total assets as of September 30, 2007 and 29.0% of total assets as of December 31, 2006.

      o Noninterest expense for the three months ended September 30, 2007 was $5.4 million compared to $4.9 million for the same period in 2006. Noninterest expense for the nine months ended September 30, 2007 was $16.2 million compared to $14.6 million for the same period in 2006. Salaries and benefits increased $470,000 and $1.1 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in salaries and benefits is primarily the result of hiring new employees, the implementation of new share-based compensation plans, and normal increases in employee salaries and benefit costs. Much of the new hiring was associated with a new Westfield Bank branch which opened for business during the second quarter of 2007.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Total assets increased $46.8 million to $1.0 billion at September 30, 2007 from $996.8 million at December 31, 2006. Cash and cash equivalents decreased $101.5 million to $53.0 million at September 30, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of investing offering proceeds in investment securities and loans.

Securities and mortgage-backed securities increased $116.0 million to $525.0 million at September 30, 2007 from $409.0 million at December 31, 2006. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $378.0 million at September 30, 2007, the majority of which were issued by government-sponsored enterprises such as Fannie Mae. Privately issued mortgage-backed securities comprised 10.2% of the mortgage-backed securities portfolio at September 30, 2007, are rated AAA by Standard & Poors, and contain no sub-prime collateral.

Debt securities issued by government-sponsored enterprises increased by $25.2 to $107.0 million at September 30, 2007 from $81.8 million at December 31, 2006. Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard and Poor's, or Fitch, and the majority of which are also independently insured. Municipal bonds were $33.0 million at September 30, 2007 and $30.2 million at December 31, 2006. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

Net loans increased by $16.9 million to $402.1 million at September 30, 2007 from $385.2 million at December 31, 2006. This was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $10.7 million to $111.1 million at September 30, 2007 from $100.4 million at December 31, 2006. Commercial real estate loans increased $6.9 million to $181.4 million at September 30, 2007 from $174.5 million at December 31, 2006.

Residential real estate loans were $110.0 million at September 30, 2007 and $109.9 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

Asset growth was funded primarily through a $48.0 million increase in Federal Home Loan Bank borrowings, which totaled $103.0 million at September 30, 2007. In addition, customer repurchase agreements increased $4.9 million to $22.8 million at September 30, 2007 from $17.9 million at December 31, 2006. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. At September 30, 2007, all of Westfield Bank's customer repurchase agreements were held by commercial customers.

Total deposits decreased $13.3 million to $614.2 million at September 30, 2007 from $627.5 million at December 31, 2006. The decrease in total deposits was due to a decrease in money market accounts and time deposits, partially offset by an increase in regular savings accounts. Money market accounts decreased $12.9 million to $81.6 million at September 30, 2007. Time deposits decreased $6.1 million to $367.9 million at September 30, 2006. These decreases were partially offset by an increase of $6.5 million in regular savings accounts which was fueled by a new product with a higher interest rate.

Stockholders' equity was $289.6 million at September 30, 2007 and $289.4 million at December 31, 2006 respectively, representing 27.8% and 29.0% of total assets, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

General

Net income was $2.2 million, or $0.07 per diluted share, for the quarter ended September 30, 2007 compared to $0.9 million, or $0.03 per diluted share, for the same period in 2006. Net interest and dividend income increased $2.1 million to $7.6 million for the three months ended September 30, 2007.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended September 30, 2007 and 2006 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. Interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                             2007                                     2006
                                                             ----                                     ----
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------         ----        --------     -------         ----
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------
Short-Term Investments                       $   504      $ 38,780       5.20%        $   112      $  8,853       5.06%
Investment Securities                          6,372       510,771       4.99           4,274       374,301       4.57
Loans                                          6,984       408,256       6.84           6,533       390,701       6.69
                                             -------      --------                    -------      --------
      Total Interest-Earning Assets          $13,860      $957,807       5.79%        $10,919      $773,855       5.64%
                                             =======      ========                    =======      ========


Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $   355      $ 80,935       1.75%        $   249      $ 73,356       1.36%
Savings Accounts                                  97        41,855       0.93              48        38,442       0.50
Money Market Accounts                            341        83,217       1.64             402       105,114       1.53
Time Deposits                                  4,196       368,301       4.56           3,886       375,920       4.13
Customer Repurchase Agreements and
 Borrowings                                    1,184       109,328       4.33             598        66,158       3.62
                                             -------      --------                    -------      --------

      Total Interest-Bearing Liabilities     $ 6,173      $683,636       3.61%        $ 5,183      $658,990       3.15%
                                             =======      ========                    =======      ========


Net Interest Income/Interest Rate Spread     $ 7,687                     2.18%        $ 5,736                     2.49%
                                             =======                     ====         =======                     ====

Net Interest Margin                                                      3.18%                                    2.94%
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

                                       Three Months Ended September 30, 2007
                                          Compared to September 30, 2006
                                           Increase (decrease) due to:


Interest-Earning Assets                Volume          Rate           Net
-----------------------                ------          ----           ---
                                              (Dollars in thousands)

Short-Term Investments                 $  379          $ 13          $  392
Investment Securities                   1,558           540           2,098
Loans                                     294           157             451
                                       ------          ----          ------

Net Change in Income on
 Interest-Earning Assets                2,231           710           2,941
                                       ------          ----          ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                               26            80             106
Savings Accounts                            4            45              49
Money Market Accounts                     (84)           23             (61)
Time Deposits                             (79)          389             310
Customer Repurchase Agreements and
 Borrowings                               390           196             586
                                       ------          ----          ------
Net Change in Expense on
 Interest-Bearing Liabilities             257           733             990
                                       ------          ----          ------

Net Change in Interest Income          $1,974          $(23)         $1,951
                                       ======          ====          ======

The net interest margin, on a tax equivalent basis, was 3.18% for the three months ended September 30, 2007 compared to 2.94% for the same period in 2006. The increase in net interest income was mainly due to a $183.9 million increase in average earning assets as a result of funds raised in the second step stock offering. Average earning assets were $957.8 million for the three months ended September 30, 2007 compared to $773.9 for the same period in 2006. As a result, interest and dividend income increased $3.1 million to $13.8 million for the nine months ended September 30, 2007 from $10.7 million for same period in 2006. The yield of interest-earning assets, on a tax equivalent basis, increased 15 basis points to 5.79% for the three months ended September 30, 2007 from 5.64% for same period in 2006.

The increase in interest income was partially offset by an increase of $990,000 in interest expense. The average cost of interest-bearing liabilities increased 46 basis points to 3.61% for the three months ended September 30, 2007 from 3.15% for same period in 2006. The increase in the average cost of interest-bearing liabilities was primarily due to the rising interest rate environment.

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

The amount that Westfield Bank provided for the provision for loan losses during the three months ended September 30, 2007 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net charge offs, tempered by an increase in nonperforming loans and an increase in commercial real estate, residential real estate, and commercial and industrial loans. After evaluating these factors, Westfield Bank provided $50,000 for loan losses for the three months ended September 30, 2007, and for the same period in 2006. The allowance was $5.8 million at September 30, 2007 and $5.7 million at June 30, 2007. The allowance for loan losses was 1.42% of total loans at both September 30, 2007 and June 30, 2007.

For the three months ended September 30, 2007, Westfield Bank recorded net recoveries of $69,000 compared to net charge-offs of $57,000 for the three months ended September 30, 2006. The 2007 period was comprised of recoveries of $84,000 for the three months ended September 30, 2007, partially offset by charge-offs of $14,000 for the same period. The 2006 period was comprised of charge-offs of $107,000 for the three months ended September 30, 2006, partially offset by recoveries of $50,000 for the same period.

Nonperforming loans increased $479,000 to $1.5 million at September 30, 2007 from $1.0 at June 30, 2007. Nonperforming residential real estate loans increased $273,000 to $1.2 million at September 30, 2007 from $959,000 at June 30, 2006. The majority of nonperforming residential real estate loans have balances under $80,000, are collateralized by first liens and are seasoned, i.e. originated more than five years ago.

Nonperforming commercial and industrial loans increased $206,000 to $249,000 at September 30, 2007 from $43,000 at June 30, 2007. The increase related to commercial and industrial loans was due to a single customer relationship.

Commercial real estate loans increased by $8.6 million and residential real estate mortgages increased by $2.5 million during the quarter ended September 30, 2007. At September 30, 2007, commercial and industrial loans decreased $3.5 million to $111.1 million compared to June 30, 2007. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $471,000 to $964,000 for the three months ended September 30, 2007 from $493,000 in the same period in 2006. The 2006 results included a net loss of $378,000 on the sale of fixed assets, which primarily was the result of the sale of a building which housed a former Westfield Bank branch. There were no net gains or losses on the sale of fixed assets in the comparable 2007 period.

Income from bank-owned life insurance increased $130,000 to $331,000 for the three months ended September 30, 2007 compared to $201,000 in the same period in 2006. This was primarily the result of the purchase of an additional $10.0 million of bank-owned life insurance in the first quarter of 2007.

Net checking account processing fee income decreased $88,000 to $390,000 for the three months ended September 30, 2007 compared to $478,000 for the same period in 2006. This was primarily the result of a decrease in fees collected from customers who overdraw their checking accounts.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2007 was $5.4 million compared to $4.9 million for the same period in 2006. Salaries and benefits increased $470,000 to $3.5 million for the three months ended September 30, 2007 compared to $3.0 million for the same period in 2006. Salaries expense increased $269,000 as a result of hiring new employees and normal increases in employee salaries. Much of the new hiring was associated with a new Westfield Bank branch which opened for business during the second quarter of 2007. Expenses related to share-based compensation increased $226,000 as a result of new grants of restricted stock and stock options in 2007, along with expenses related to the 2007 Employee Stock Ownership Plan.

Professional services expense increased $101,000 to $336,000 for the three months ended September 30, 2007 compared to $235,000 for the same period in 2006. This was primarily the result of expenses related to corporate legal matters and fees paid to an industry consultant.

The increase in professional services expense was offset by a decrease in charitable contributions of $101,000 to $15,000 for the three months ended September 30, 2007 compared to $116,000 for the same period in 2006. Management authorized a larger portion of the 2007 annual expenditures for charitable contributions in the first six months of the year, whereas in 2006, a greater portion was paid in the third quarter.

Income Taxes

For the three months ended September 30, 2007, Westfield Financial had a tax provision of $970,000 compared to $236,000 for the same period in 2006. The effective tax rate was 30.9% for the three months ended September 30, 2007 and 21.3% for the same period in 2006.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

General

Net income was $6.1 million, or $0.20 per diluted share, for the nine months ended September 30, 2007 as compared to $3.4 million, or $0.11 per diluted share, for the same period in 2006. Net interest and dividend income was $22.5 million for the nine months ended September 30, 2007, compared to $17.2 million for the same period in 2006.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the nine months ended September 30, 2007 and 2006 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. Interest earned on tax-exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                             2007                                     2006
                                                             ----                                     ----
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------         ----        --------     -------         ----
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------
Short-Term Investments                       $ 2,535      $ 64,221       5.26%        $   527      $ 15,184       4.63%
Investment Securities                         17,421       477,461       4.86          12,225       366,510       4.45
Loans                                         20,038       393,708       6.79          19,115       386,140       6.60
                                             -------      --------                    -------      --------

      Total Interest-Earning Assets          $39,994      $935,390       5.70         $31,867      $767,834       5.53
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW Accounts                                 $ 1,016      $ 80,304       1.69         $   632      $ 72,047       1.17
Savings Accounts                                 204        40,033       0.68             148        39,866       0.49
Money Market Accounts                          1,035        87,374       1.58           1,308       113,347       1.54
Time Deposits                                 12,453       371,695       4.47          10,372       365,204       3.79
Customer Repurchase Agreements and
 Borrowings                                    2,435        80,809       4.02           1,575        61,931       3.39
                                             -------      --------                    -------      --------

      Total Interest-Bearing Liabilities     $17,143      $660,215       3.46         $14,035      $652,395       2.87
                                             =======      ========                    =======      ========


Net Interest Income/Interest Rate Spread     $22,851                     2.24%        $17,832                     2.66%
                                             =======                     ====         =======                     ====

Net Interest Margin                                                      3.27%                                    3.11%
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

                                       Nine Months Ended September 30, 2007
                                          Compared to September 30, 2006
                                           Increase (decrease) due to:


Interest-Earning Assets                Volume          Rate           Net
-----------------------                ------          ----           ---
                                              (Dollars in thousands)

Short-Term Investments                 $1,702         $  306         $2,008
Investment Securities                   3,701          1,495          5,196
Loans                                     375            548            923
                                       ------         ------         ------

Net Change in Income on
 Interest-Earning Assets                5,778          2,349          8,127
                                       ------         ------         ------

Interest-Bearing Liabilities
----------------------------

NOW Accounts                               72            312            384
Savings Accounts                            1             55             56
Money Market Accounts                    (300)            27           (273)
Time Deposits                             184          1,897          2,081
Customer Repurchase Agreements and
 Borrowings                               480            380            860
                                       ------         ------         ------
Net Change in Expense on
 Interest-Bearing Liabilities             437          2,671          3,108
                                       ------         ------         ------

Net Change in Interest Income          $5,341         $ (322)        $5,019
                                       ======         ======         ======

The net interest margin, on a tax equivalent basis, was 3.27% for the nine months ended September 30, 2007 compared to 3.11% for the same period in 2006. The increase in net interest income was mainly due to a $167.6 million increase in average earning assets as a result of funds raised in the second step stock offering. Average earning assets were $935.4 million for the nine months ended September 30, 2007 compared to $767.8 for the same period in 2006. As a result, interest and dividend income increased 8.4 million to $39.7 million for the nine months ended September 30, 2007 from $31.3 million for same period in 2006. The yield of interest-earning assets, on a tax equivalent basis, increased 17 basis points to 5.70% for the nine months ended September 30, 2007 from 5.53% for same period in 2006.

The increase in interest income was partially offset by an increase of $3.1 million in interest expense. The average cost of interest-bearing liabilities increased 59 basis points to 3.46% for the nine months ended September 30, 2007 from 2.87% for same period in 2006. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment.

Provision for Loan Losses

The amount that Westfield Bank provided for the provision for loan losses during the nine months ended September 30, 2007 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net charge offs, tempered by an increase in commercial and industrial loans and commercial real estate loans and an increase in nonperforming loans. After evaluating these factors, Westfield Bank provided $225,000 for loan losses for the nine months ended September 30, 2007, compared to $325,000 for the same period in 2006. The allowance was $5.8 million at September 30, 2007 and $5.4 million at December 31, 2006. The allowance for loan losses was 1.42% of total loans at September 30, 2007 and 1.39% at December 31, 2006.

For the nine months ended September 30, 2007, Westfield Bank recorded net recoveries of $131,000 compared to net charge-offs of $402,000 for the nine months ended September 30, 2006. The 2007 period was comprised of recoveries of $190,000 for the nine months ended September 30, 2007, partially offset by charge-offs of $59,000 for the same period. The 2006 period was comprised of charge-offs of $570,000 for the nine months ended September 30, 2006, partially offset by recoveries of $168,000 for the same period.

Nonperforming loans increased $458,000 to $1.5 million at September 30, 2007 from $1.0 million at December 31, 2006. Nonperforming residential real estate loans increased $326,000 to $1.2 million at September 30, 2007 from $907,000 at December 31, 2006. The majority of nonperforming residential real estate loans have balances under $80,000, are collateralized by first liens and are seasoned, i.e. originated more than five years ago.

Nonperforming commercial and industrial loans increased $136,000 to $249,000 at September 30, 2007 from $113,000 at December 31, 2006. The increase related to commercial and industrial loans was due to a single customer relationship.

At September 30, 2007, commercial and industrial loans increased $10.7 million to $111.1 million compared to December 31, 2006. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased by $6.9 million the nine months ended September 30, 2007.

Noninterest Income

Noninterest income increased $526,000 to $2.8 million for the nine months ended September 30, 2007 from $2.2 million in the same period in 2006. The 2006 results included a net loss of $378,000 on the sale of fixed assets, which primarily was the result of the sale of a building which housed a former Westfield Bank branch. There were no net gains or losses on the sale of fixed assets in the comparable 2007 period.

Income from bank-owned life insurance increased $328,000 to $923,000 for the nine months ended September 30, 2007 compared to $595,000 in the same period in 2006. This was primarily the result of the purchase of an additional $10.0 million of bank-owned life insurance in the first quarter of 2007.

Net checking account processing fee income decreased $213,000 to $1.2 million for the nine months ended September 30, 2007 compared to $1.4 million for the same period in 2006. This was primarily the result of a decrease in fees collected from customers who overdraw their checking accounts.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2007 was $16.2 million compared to $14.6 million for the same period in 2006. Salaries and benefits increased $1.1 million to $10.1 million for the nine months ended September 30, 2007 compared to $9.0 million for the same period in 2006. Salaries expense increased $785,000 as a result of hiring new employees and normal increases in employee salaries. Much of the new hiring was associated with a new Westfield Bank branch which opened for business during the second quarter of 2007. Expenses related to share-based compensation increased $528,000 as a result of new grants of restricted stock and stock options in 2007, along with expenses related to the 2007 Employee Stock Ownership Plan.

Professional services expense increased $258,000 to $1.1 million for the nine months ended September 30, 2007 compared to $823,000 for the same period in 2006. This was primarily the result of expenses related to corporate legal matters and fees paid to an industry consultant.

Advertising and marketing expense increased $183,000 to $565,000 for the nine months ended September 30, 2007 compared to $382,000 for the same period in 2006. Management increased expenditures in this area to promote the Bank's services to commercial customers.

Income Taxes

For the nine months ended September 30, 2007, Westfield Financial had a tax provision of $2.7 million compared to $1.1 million for the same period in 2006. The effective tax rate was 30.8% for the nine months ended September 30, 2007 and 24.4% for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the Federal Home Loan Bank at September 30, 2007 was approximately $10.7 million.

Liquidity management is both a daily and long-term function of business management. The measure of a company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flow, calls of investment securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that Westfield Financial has sufficient liquidity to meet its current operating needs.

At September 30, 2007, Westfield Financial exceeded each of the applicable regulatory capital requirements. As of September 30, 2007, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. Westfield Financial's and Westfield Bank's actual capital ratios as of September 30, 2007 are also presented in the table.

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                            Minimum             Capitalized
                                                                          For Capital          Under Prompt
                                                                           Adequacy             Corrective
                                                     Actual                Purposes          Action Provisions
                                                Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                ------      -----      ------      -----     ------      -----
                                                                    (Dollars in thousands)
September 30, 2007

Westfield Financial, Inc.
Total Capital (to Risk Weighted Assets):
  Consolidated                                 $295,127     51.93%     $45,469     8.00%         N/A         -
  Bank                                          215,809     39.13       44,118     8.00      $55,147     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  289,334     50.91       22,734     4.00          N/A         -
  Bank                                          210,016     38.08       22,059     4.00       33,088      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                  289,334     27.74       41,728     4.00          N/A         -
  Bank                                          210,016     21.74       38,649     4.00       48,311      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          210,016     21.74       19,324     2.00          N/A         -

December 31, 2006

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $295,404     55.39%     $42,662     8.00%         N/A         -
  Bank                                          119,266     22.70       42,029     8.00      $52,536     10.00%
Tier 1 Capital (to Risk Weighted Assets):                                                                    -
  Consolidated                                  289,967     54.37       21,331     4.00          N/A         -
  Bank                                          113,856     21.67       21,014     4.00       31,522      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                  289,967     29.07       39,905     4.00          N/A         -
  Bank                                          113,856     11.88       38,327     4.00       47,908      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          113,856     11.88       19,163     2.00          N/A         -

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the nine months ended September 30, 2007 and September 30, 2006.

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

Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at September 30, 2007 is shown below:

                                               After 1 Year     After 3 Years
                                    Within      but Within       but Within        After
                                    1 Year       3 Years           5 Years        5 Years      Total
                                                             (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $    369       $   735           $   676        $ 6,830     $  8,610
                                  ========       =======           =======        =======     ========

BORROWINGS
  Federal Home Loan Bank          $ 28,000       $50,000           $20,000        $ 5,000     $103,000
                                  ========       =======           =======        =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $ 49,608       $     -           $     -        $13,179     $ 62,787
  Other loan commitments            46,515         5,435                 -              -       51,950
  Letters of credit                  7,659             -                 -            588        8,247
                                  --------       -------           -------        -------     --------
    Total credit commitments      $103,782       $ 5,435           $     -        $13,767     $122,984
                                  ========       =======           =======        =======     ========

Grand total                       $132,151       $56,170           $20,676        $25,597     $234,594
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Financial and Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2007, that Westfield Financial and Westfield Bank met all capital adequacy requirements to which they were subject. As of September 30, 2007, the most recent notification from the OTS categorized Westfield Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The tables below set forth for the twelve months ended September 30, 2008 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.

                For the Twelve Months Ending September 30, 2008
                             (Dollars in thousands)
                -----------------------------------------------
                  Changes in        Net Interest
                Interest Rates      and Dividend
                (Basis Points)         Income         % Change
                --------------      ------------      --------
                      300             $34,182            3.5%
                      200              33,678            2.0
                      100              33,473            1.3
                        0              33,031            0.0
                     -100              32,544           -1.5
                     -200              31,226           -5.5
                     -300              29,268          -11.4

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

ITEM 4:

CONTROLS AND PROCEDURES

Management, including Westfield Financial's Chairman and Chief Executive Officer and Westfield Financial's Chief Financial Officer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management, including Westfield Financial's principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS

There were no purchases made by Westfield Financial of its common stock during the three months ended September 30, 2007.

There were no sales by Westfield Financial of unregistered securities during the three months ended September 30, 2007.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

a. None

b. None

ITEM 6.       EXHIBITS

The following exhibits are furnished with this report:

Exhibit       Description
-------       -----------------------------------------------------------------
2.1           Amended and Restated Plan of Conversion and Stock Issuance of
              Westfield Mutual Holding Company, Westfield Financial, Inc. and
              Westfield Bank (1)
3.1           Articles of Organization of Westfield Financial, Inc.(2)
3.2           Bylaws of Westfield Financial, Inc. (2)
4.1           Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1          Form of Employee Stock Ownership Plan of Westfield Financial,
              Inc. (3)
10.2          Amendments to the Employee Stock Ownership Plan of Westfield
              Financial, Inc. (4)
10.3          Form of Director's Deferred Compensation Plan (5)
10.4          The 401(k) Plan adopted by Westfield Bank (6)
10.5          Amended and Restated Benefit Restoration Plan of Westfield
              Financial, Inc. (7)
10.6          Form of Amended and Restated Deferred Compensation Agreement with
              Donald A. Williams (5)
10.7          Amended and Restated Employment Agreement between Donald A.
              Williams and Westfield Bank (7)
10.8          Amended and Restated Employment Agreement between Michael J.
              Janosco, Jr. and Westfield Bank (7)
10.9          Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (7)
10.10         Amended and Restated Employment Agreement between Donald A.
              Williams and Westfield Financial, Inc. (7)
10.11         Amended and Restated Employment Agreement between Michael J.
              Janosco, Jr. and Westfield Financial, Inc. (7)
10.12         Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (7)
10.13         Form of Amended and Restated Change in Control Agreement by and
              among certain officers, Westfield Financial, Inc. and Westfield
              Bank. (7)
10.14         Agreement between Westfield Bank and Village Mortgage Company (1)
31.1          Rule 13a - 14(a)/15d - 14(a) Certifications
32.1          Section 1350 Certifications

(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.
(3) Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(6) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006.
(7) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Westfield Financial, Inc.
                                  (Registrant)


                                  By: /s/ Donald A. Williams
                                      ------------------------------------------
                                      Donald A. Williams
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


                                  By: /s/ Michael J. Janosco, Jr.
                                      ------------------------------------------
                                      Michael J. Janosco, Jr.
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)


November 9, 2007