Form 10-K
period 2007-12-31
WESTFIELD FINANCIAL INC
filed 2008-03-14
CIK 1157647

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

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

                                 (413) 568-1911
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, $.01 par value per share      The NASDAQ Stock Market, LLC
       --------------------------------------      ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, was $318,308,072. This figure was based on the closing price as of June 29, 2007 on The American Stock Exchange for a share of the registrant's common stock, which was $9.97 on June 29, 2007.

As of March 7, 2008, the registrant had 31,620,538 shares of common stock, $0.01 per value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this report.

                           WESTFIELD FINANCIAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2007

                               TABLE OF CONTENTS

ITEM                                PART I                                 PAGE

1     BUSINESS                                                                2
1A    RISK FACTORS                                                           40
1B    UNRESOLVED STAFF COMMENTS                                              43
2     PROPERTIES                                                             44
3     LEGAL PROCEEDINGS                                                      45
4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    45

                                    PART II

5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                      45
6     SELECTED FINANCIAL DATA                                                48
7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                              49
7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             73
8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            73
9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                               73
9A    CONTROLS AND PROCEDURES                                                73
9B    OTHER INFORMATION                                                      75
                                    PART III

10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                 75
11    EXECUTIVE COMPENSATION                                                 75
12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         75
13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                                  76
14    PRINCIPAL ACCOUNTING FEES AND SERVICES                                 76

                                    PART IV

15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                76

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

PART I

ITEM 1.    BUSINESS

      General. Westfield Bank was formed in 1853 and reorganized into a mutual holding company structure without a stock offering in 1995. In July 2004, Westfield Bank converted from a Massachusetts-chartered savings bank to a federally-chartered savings bank regulated by the Office of Thrift Supervision. Westfield Financial, Inc. ("Westfield Financial") was organized as a Massachusetts-chartered stock holding company in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company. As part of the reorganization, Westfield Financial offered for sale 47% of its common stock. The remaining 53% of Westfield Financial's shares were issued to Westfield Mutual Holding Company. The reorganization and related stock offering were completed on December 27, 2001.

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

      Westfield Bank's revenues are derived principally from interest on its loans and interest and dividends on its investment securities. Its primary sources of funds are deposits, Federal Home Loan Bank advances, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

      Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by Westfield Financial for the primary purpose of holding qualified investment securities. In February 2007, Westfield Financial also formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified investment securities.

      Unless the context otherwise requires, all references in this document to Westfield Financial or Westfield Bank include Westfield Financial, Westfield Bank, Elm Street Securities and WFD Securities, Inc. on a consolidated basis.

      Market Area. Westfield Bank operates through 11 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has eight free-standing ATM locations in Agawam, Feeding Hills, Springfield, West Springfield and Westfield, Massachusetts. Westfield Bank's primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in western Massachusetts. In addition, Westfield Bank provides online banking services through its website located at www.westfieldbank.com.

      The markets served by Westfield Bank's branches are primarily suburban in character, as Westfield Bank operates only two offices in Springfield, the Pioneer Valley's primary urban market. Westfield, Massachusetts, is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. The Pioneer Valley of western Massachusetts encompasses the fourth largest metropolitan area in New England. The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. The 2005 population estimates for Westfield and Springfield were approximately 41,187 and 153,975, respectively. The estimated population for Hampden County was 460,520 as of 2006.

      The economy of Westfield Bank's market area historically has been supported by a variety of industries. Its primary market area has benefited from the presence of large employers centered in insurance, health care, warehousing, manufacturing and education. Among the largest employers currently in its market area are Bay State Health Systems, Big Y Foods, Friendly Ice Cream Corporation, Mass Mutual Life Insurance Company, Mestek, Noble Hospital, the University of Massachusetts, Westfield State College, American International College, and the Sullivan Paper Company. In addition, other employment and economic activity is provided by a substantial number of small and medium size businesses in the area.

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

      As of December 2007, the unemployment rate of Hampden County and Massachusetts was 4.6% and 4.5%, respectively, compared to 5.9% and 5.3%, respectively, in December 2006.

      Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from approximately 19 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank's competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Historically, Westfield Bank's most direct competition for deposits has come from savings and commercial banks. Westfield Bank faces additional competition for deposits from internet-based institutions, brokerage firms and insurance companies.

Lending Activities

      Loan Portfolio Composition. Westfield Bank's loan portfolio primarily consists of commercial and industrial loans, commercial real estate loans, residential real estate loans, home equity loans, and consumer loans.

      At December 31, 2007, Westfield Bank had total loans of $420.0 million, of which 67.3% were adjustable rate loans and 32.7% were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $190.0 million and $116.5 million, respectively. The remainder of its loans at December 31, 2007 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2007 totaled $108.1 million. Consumer loans outstanding at December 31, 2007 were $5.5 million.

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

                                                                    At December 31,
                         --------------------------------------------------------------------------------------------------------
                                 2007                 2006                 2005                 2004                 2003
                         -------------------- -------------------- -------------------- -------------------- --------------------
                                   Percent of           Percent of           Percent of           Percent of           Percent of
                          Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                          ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------
                                                                 (Dollars in thousands)
Real estate loans:
  Commercial             $189,964    45.22%   $174,556    44.74%   $169,564    44.17%   $144,336    38.65%   $131,292    37.57%
  Residential (1)          72,170    17.18      79,308    20.33      82,279    21.43     101,098    27.07      90,362    25.86
  Home equity              35,940     8.56      30,232     7.75      24,639     6.42      21,724     5.82      20,185     5.78
                         --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
    Total real estate
     loans                298,074    70.96     284,096    72.82     276,482    72.02     267,158    71.54     241,839    69.21
                         --------    -----    --------    -----    --------    -----    --------    -----    --------    -----

Other loans:
  Commercial and
   industrial             116,514    27.74     100,237    25.69     100,019    26.06      94,726    25.36      85,292    24.41
  Indirect auto                45     0.01         357     0.09       1,745     0.45       5,886     1.58      15,983     4.57
  Consumer, other           5,434     1.29       5,484     1.40       5,627     1.47       5,679     1.52       6,327     1.81
                         --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
    Total other loans     121,993    29.04     106,078    27.18     107,391    27.98     106,291    28.46     107,602    30.79
                         --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
    Total loans           420,067    100.00%   390,174    100.00%   383,873    100.00%   373,449    100.00%   349,441    100.00%

  Unearned premiums
   and net deferred
   loan fees and
   costs, net                 561                  447                  386                  429                  181
  Allowance for loan
   losses                  (5,726)              (5,437)              (5,422)              (5,277)              (4,642)
                         --------             --------             --------             --------             --------
    Total loans, net     $414,902             $385,184             $378,837             $368,601             $344,980
                         ========             ========             ========             ========             ========

---------------------------------------------------------------------------------------------------------------------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield
    Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2007. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

                                                                  At December 31, 2007
                                  ------------------------------------------------------------------------------------
                                                                                  Commercial
                                  Residential                     Commercial         and
                                  Real Estate     Home Equity     Real Estate     Industrial     Consumer
                                   Loans (1)         Loans           Loans          Loans         Loans        Totals
                                  -----------     -----------     -----------     ----------     --------      ------
                                                                     (In thousands)
Amounts due:
Within one year                     $13,599         $ 9,850        $ 51,755        $ 58,815       $  839      $134,858
                                    -------         -------        --------        --------       ------      --------

After one year:
   One to three years                20,903             636          47,225          11,657        1,638        82,059
   Three to five years                5,950           2,320          42,680          26,656        2,696        80,302
   Five to ten years                  5,057           8,704          42,134          18,147           35        74,077
   Ten to twenty years                9,221          14,430           6,170           1,239            -        31,060
   Over twenty years                 17,440               -               -               -          271        17,711
                                    -------         -------        --------        --------       ------      --------

Total due after one year             58,571          26,090         138,209          57,699        4,640       285,209
                                    -------         -------        --------        --------       ------      --------

Total amount due:                    72,170          35,940         189,964         116,514        5,479       420,067
                                    -------         -------        --------        --------       ------      --------
Less:
Unearned premiums and net
 deferred loan fees and
 costs, net                             106             298             (45)            182           20           561

Allowance for loan losses              (304)           (152)         (1,756)         (3,436)         (78)       (5,726)
                                    -------         -------        --------        --------       ------      --------

   Loans, net                       $71,972         $36,086        $188,163        $113,260       $5,421      $414,902
                                    =======         =======        ========        ========       ======      ========

----------------------------------------------------------------------------------------------------------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by
    Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

         The following table presents, as of December 31, 2007, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2008 and whether such loans have fixed interest rates or adjustable interest rates.

                                     Due After December 31, 2008
                                -------------------------------------
                                 Fixed       Adjustable         Total
                                 -----       ----------         -----
                                           (In thousands)
Real Estate Loans
Residential (1)                 $ 36,033      $ 22,538         $ 58,571
Home equity                       26,090             -           26,090
Commercial real estate            17,585       120,624          138,209
                                --------      --------         --------
Total real estate loans           79,708       143,162          222,870
                                --------      --------         --------

Other Loans
Commercial and industrial         48,517         9,182           57,699
Consumer                           4,640             -            4,640
                                --------      --------         --------
Total other loans                 53,157         9,182           62,339
                                --------      --------         --------

Total loans                     $132,865      $152,344         $285,209
                                ========      ========         ========

-------------------------------------------------------------------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

         The following table presents our loan originations, purchases, sales and principal payments for the years indicated:


                                               For the Year Ended December 31,
                                               --------------------------------
                                                 2007        2006        2005
                                                 ----        ----        ----
                                                         (In thousands)
Loans:
  Balance outstanding at beginning of year     $390,174    $383,873    $373,449

Originations:
  Real estate loans:
    Residential (1)                               3,692       4,337       2,016
    Home equity                                  17,158      15,336      10,947
    Commercial                                   44,811      52,807      58,382
                                               --------    --------    --------
      Total mortgage originations                65,661      72,480      71,345

  Commercial and industrial  loans               59,812      34,864      43,465
  Consumer loans                                  3,161       3,657       3,325
                                               --------    --------    --------
      Total originations                        128,634     111,001     118,135
  Purchases of one-to-four-family mortgage
   loans                                          1,759      11,845       1,236
                                               --------    --------    --------
                                                130,393     122,846     119,371
                                               --------    --------    --------
Less:
  Principal repayments, unadvanced funds and
   other, net                                   100,389     116,170     108,627
  Loan charge-offs, net                             111         375         320
                                               --------    --------    --------
      Total deductions                          100,500     116,545     108,947
                                               --------    --------    --------
  Ending balance                               $420,067    $390,174    $383,873
                                               ========    ========    ========
-------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

      Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2007, Westfield Bank's commercial and industrial loan portfolio consisted of 816 loans, totaling $116.5 million or 27.7% of its total loans. Since 2003, commercial and industrial loans have grown $31.2 million, or 36.6%, from $85.3 million at December 31, 2003 to $116.5 million at December 31, 2007. Westfield Bank's commercial loan team includes eight commercial loan officers, one business development manager, four credit analysts and one portfolio manager. Westfield Bank may hire additional commercial loan officers on an as needed basis.

      As part of Westfield Bank's strategy of increasing its emphasis on commercial lending, Westfield Bank seeks to attract its business customers' entire banking relationship. Most commercial borrowers also maintain commercial deposits at Westfield Bank. Westfield Bank provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services. In 2006, Westfield Bank introduced a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations. Commercial loan officers are based in its main and branch offices, and Westfield Bank views its potential branch expansion as a means of facilitating these commercial relationships. Westfield Bank intends to continue to expand the volume of its commercial business products and services within its current underwriting standards.

      Westfield Bank's commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for colleges and universities, which comprise approximately 3.57% of the total loan portfolio as of December 31, 2007. At December 31, 2007, Westfield Bank's largest commercial and industrial loan relationship was $16.0 million to a private New England college. The loans of this borrower have performed to contractual terms.

      Commercial and industrial loans generally have terms of seven years or less, however on an occasional basis, may have terms of up to ten years. Among the $116.5 million Westfield Bank has in its commercial and industrial loan portfolio as of December 31, 2007, $64.6 million have adjustable interest rates and $51.9 million have fixed interest rates. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions however, may influence whether Westfield Bank is able to originate adjustable rate loans rather than fixed rate loans. Westfield Bank generally requires the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

      Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2007, Westfield Bank's commercial real estate loan portfolio consisted of 387 loans, totaling $190.0 million, or 45.2% of total loans. Since 2003, commercial real estate loans have grown by $58.7 million, or 44.7%, from $131.3 million at December 31, 2003 to $190.0 million at December 31, 2007.

      The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Westfield Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a loan-to-value ratio of 80% on commercial properties, Westfield Bank, however will lend up to a maximum of 85% loan-to-value ratio generally requires a minimum debt coverage ratio of 1.15 times. Its largest commercial real estate loan relationship had an outstanding balance of $10.4 million at December 31, 2007 which was secured by three commercial investment properties located in Massachusetts, and one commercial investment property located in Connecticut. The loans of this borrower have performed to contractual terms.

      Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. Westfield Bank had $13.1 million in commercial construction loans and commitments at December 31, 2007.

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

      Because of increased risks associated with commercial real estate loans, Westfield Bank's commercial real estate loans generally have higher rates than residential real estate loans. Please see "Risk Factors - Our loan portfolio includes loans with a higher risk of loss." Commercial real estate loans generally have adjustable rates with repricing dates of five years or less; however, occasionally repricing dates may be as long as ten years. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial real estate loans. Borrower activity and market conditions, however, may influence whether Westfield Bank is able to originate adjustable rate loans rather than fixed rate loans.

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

      Even though substantially all residential real estate loan originations are referred to a third party mortgage company, Westfield Bank still holds residential real estate loans in its loan portfolio. The loans consist primarily of loans originated by Westfield Bank prior to September 2001, the commencement of the third party residential mortgage referral program, or loans purchased by Westfield Bank. Westfield Bank occasionally purchases adjustable rate mortgages, which are serviced by the originating institutions, from other banks located in Massachusetts. As of December 31, 2007, loans on one- to four-family residential properties, including home equity lines, accounted for $108.1 million, or 25.7%, of Westfield Bank's total loan portfolio.

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

      Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payments rise, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with payments for these loans. At December 31, 2007, its residential real estate and home equity loan portfolio included $45.8 million in adjustable rate loans, or 10.9% of its total loan portfolio, and $62.3 million in fixed rate loans, or 14.8% of its total loan portfolio.

      Westfield Bank's home equity loans totaled $35.9 million, or 8.6% of total loans at December 31, 2007. Home equity loans include $26.1 million in fixed rate loans, or 6.2% of total loans, and $9.8 million in adjustable rate loans, or 2.3% of total loans. These loans may be originated in amounts of the existing first mortgage, or up to 90% of the value of the property securing the loan. Westfield Bank requires or obtains insurance on mortgages whose loan-to-value ratio exceeds 80%. The term to maturity on Westfield Bank's home equity and home improvement loans may be up to 15 years.

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

      Westfield Bank offers a variety of consumer loans to retail customers in the communities it serves. Examples of its consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2007, the consumer loan portfolio totaled $5.5 million or 1.3% of total loans. Westfield Bank's consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

      Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2007. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority

      Individuals authorized to make loans on behalf of Westfield Bank are designated by Westfield Bank's Senior Lending Officer and approved by the Board of Directors. Each loan officer has loan approval authority up to prescribed limits that depend upon the officer's level of experience.

      Upon receipt of a completed loan application from a prospective borrower, Westfield Bank orders a credit report and verifies other information. If necessary, Westfield Bank obtains additional financial or credit related information. Westfield Bank also requires an appraisal for all commercial real estate loans greater than $250,000, which is performed by licensed or certified third party appraisal firms and reviewed by Westfield Bank's lending department. Appraisals for home equity loans are required for loans in excess of $250,000; otherwise, a designated employee of Westfield Bank conducts an inspection of the property. Westfield Bank requires title insurance on most commercial real estate loans. Westfield Bank also requires borrowers to obtain flood insurance, if applicable, prior to closing, for all loans secured by real estate within a designated flood zone.

      Commercial and Industrial Loans and Commercial Real Estate Loans. Westfield Bank lends up to a maximum loan-to-value ratio of 85% on commercial properties and the majority of three loans require a minimum debt coverage ratio of 1.15. Commercial real estate lending involves additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups or related borrowers. Westfield Bank's loan policies limit the amounts of loans to a single borrower or group of borrowers to reduce this risk.

      Westfield Bank's lending policies permit its underwriting department to review and approve commercial and industrial loans and commercial real estate loans up to $1 million. Any commercial and industrial or commercial real estate loan application that exceeds $1 million or that would result in the borrower's total credit exposure with Westfield Bank to exceed $1 million, or whose approval requires an exception to Westfield Bank's standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to Westfield Bank's standard loan approval procedures would be if a borrower was located outside Westfield Bank's primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

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

      Home Equity Loans. Home equity loans are originated and funded by Westfield Bank. These loans may be originated in amounts of the existing first mortgage, or up to 90% of the value of the property securing the loan. Westfield Bank requires or obtains insurance on mortgages whose loan-to-value ratio exceeds 80%. Westfield Bank's underwriting department may approve home equity loans up to $200,000. Home equity loans in amounts greater than $200,000 and up to $350,000 may be approved by certain officers of Westfield Bank who have been approved by the Board of Directors. Home equity loans over $350,000, or whose approval requires an exception to Westfield Bank's standard loan approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

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

      The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2007, 2006, and 2005, Westfield Bank had $1.2 million, $1.0 million, and $1.9 million, respectively, of nonaccrual loans. If all nonaccrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $65,000, $67,000, and $176,000 for the years ended December 31, 2007, 2006, and 2005, respectively.


                                                               At December 31,
                                              --------------------------------------------------
                                               2007       2006       2005       2004       2003
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)
Nonaccrual real estate loans:
  Residential (1)                             $  820     $  803     $  321     $  492     $  953
  Home equity                                    175        103        108        139         74
  Commercial real estate                         177         69      1,285      1,341        342
                                              ------     ------     ------     ------     ------
Total nonaccrual real estate loans             1,172        975      1,714      1,972      1,369
                                              ------     ------     ------     ------     ------
Other loans:
    Commercial and industrial                     19         44        173        170        289
    Consumer                                      11          9         32         29        110
                                              ------     ------     ------     ------     ------
Total nonaccrual consumer and other loans         30         53        205        199        399
                                              ------     ------     ------     ------     ------
Total nonperforming loans                      1,202      1,028      1,919      2,171      1,768
Foreclosed real estate, net                        -          -          -          -          -
                                              ------     ------     ------     ------     ------
Total nonperforming assets                    $1,202     $1,028     $1,919     $2,171     $1,768
                                              ======     ======     ======     ======     ======
Nonperforming loans to total loans              0.29%      0.26%      0.50%      0.58%      0.51%
Nonperforming assets to total assets            0.12       0.10       0.24       0.27       0.22


------------------------------------------------------------------------------------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

         Allowance for Loan Losses. The following table presents the activity in Westfield Bank's allowance for loan losses and other ratios (annualized as applicable) at or for the dates indicated.

                                                At or for Years Ended December 31,
                                   ------------------------------------------------------------
                                     2007         2006         2005         2004         2003
                                     ----         ----         ----         ----         ----
                                                      (Dollars in thousands)
Balance at beginning of year       $  5,437     $  5,422     $  5,277     $  4,642     $  4,325

Charge-offs:
  Residential (1)                         -            -            -            -           (3)
  Commercial real estate                  -            -            -            -            -
  Home equity loans                       -            -            -            -          (31)
  Commercial and industrial            (255)        (505)        (431)         (14)        (124)
  Consumer                              (62)         (79)        (181)        (390)        (567)
                                   --------     --------     --------     --------     --------
    Total charge-offs                  (317)        (584)        (612)        (404)        (725)
                                   --------     --------     --------     --------     --------

Recoveries:
  Residential (1)                         -            4            -            -           10
  Commercial real estate                  -            -            1            -            -
  Home equity loans                       3            3            3            4            3
  Commercial and industrial              54            7            9           65           73
  Consumer                              149          195          279          220          206
                                   --------     --------     --------     --------     --------
    Total recoveries                    206          209          292          289          292
                                   --------     --------     --------     --------     --------
Net charge-offs                        (111)        (375)        (320)        (115)        (433)

Provision for loan losses               400          390          465          750          750
                                   --------     --------     --------     --------     --------
Balance at end of year             $  5,726     $  5,437     $  5,422     $  5,277     $  4,642
                                   ========     ========     ========     ========     ========

Total loans receivable (2)         $420,067     $390,174     $383,873     $373,449     $349,441
                                   ========     ========     ========     ========     ========

Average loans outstanding          $398,281     $386,039     $383,436     $366,677     $354,134
                                   ========     ========     ========     ========     ========
  Allowance for loan losses
   as a percent of total
   loans receivable                    1.36%        1.39%        1.41%        1.41%        1.33%

  Net loans charged-off as a
   percent of average loans
   outstanding                         0.03%        0.10%        0.08%        0.03%        0.12%

------------------
(1) Includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

(2) Does not include deferred fees or allowance for loan losses.

         Westfield Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Westfield Bank's methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for identified problem loans and a formula or general allowance for current performing loans. Fluctuations in the balances of impaired loans affect the specific valuation allowance while fluctuations in volume and concentrations of loans affects the general reserve and the allocation of the allowance of the loan losses among loan types. Other factors considered in the allowance calculation include general economic or industry conditions that might impact the loan portfolio along with trends in the quality of the portfolio as measured by delinquency, non-performing and charge-offs.

      The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No. 114 and No. 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as Westfield Bank's portfolios of home equity loans, real estate mortgages, installment and other loans.

      The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter Westfield Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect key lending areas of the company, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectibility of the loan portfolio.

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

      A summary of the components of the allowance for loan losses is as follows:

                                December 31, 2007                   December 31, 2006                    December 31, 2005
                         -------------------------------     -------------------------------     -------------------------------
                         Specific     General     Total      Specific     General     Total      Specific     General     Total
                         --------     -------     -----      --------     -------     -----      --------     -------     -----
                                                                     (In thousands)
Real Estate Mortgage
  Residential (1)          $ -        $  456      $  456        $ -       $  422      $  422        $ -       $  355         $  355
  Commercial                 -         1,756       1,756         13        2,004       2,017        218        2,400          2,618

Commercial and
  Industrial                 -         3,436       3,436          7        2,912       2,919         32        2,334          2,366

Consumer                     -            78          78          -           79          79          -           83             83
                          ----        ------      ------       ----       ------      ------       ----       ------         ------
Total                      $ -        $5,726      $5,726       $ 20       $5,417      $5,437       $250       $5,172         $5,422
                          ====        ======      ======       ====       ======      ======       ====       ======         ======

                                December 31, 2004                   December 31, 2003
                         -------------------------------     -------------------------------
                         Specific     General     Total      Specific     General     Total
                         --------     -------     -----      --------     -------     -----
                                                   (In thousands)

Real Estate Mortgage
  Residential (1)         $  -        $  421      $  421        $ -       $  517      $  517
  Commercial               264         2,097       2,361         17        1,994       2,011

Commercial and
  Industrial               236         2,078       2,314         53        1,660       1,713

Consumer                     -           181         181          -          401         401
                          ----        ------      ------       ----       ------      ------
Total                     $500        $4,777      $5,277       $ 70       $4,572      $4,642
                          ====        ======      ======       ====       ======      ======

---------------
(1) Includes home equity loans. Also includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

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

      For the year ended December 31, 2007, Westfield Bank provided $400,000 to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2007.

      Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

                                                                       At December 31,
                            ------------------------------------------------------------------------------------------------------
                                          2007                               2006                               2005
                            ------------------------------------------------------------------------------------------------------
                                                 Percent of                         Percent of                         Percent of
                                        Loan      Loans in                 Loan      Loans in                 Loan      Loans in
                            Amount    Balances      Each       Amount    Balances      Each       Amount    Balances      Each
                            of Loan      by      Category to   of Loan      by      Category to   of Loan      by      Category to
Loan Category                Loss     Category   Total Loans    Loss     Category   Total Loans    Loss     Category   Total Loans
-------------               ------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                                                                                (Dollars in thousands)
Real estate - mortgage:
  Commercial                $1,756    $189,964      45.22%     $2,017    $174,556      44.74%     $2,618    $169,564      44.17%
  Residential (1)              456     108,110      25.74         422     109,540      28.08         355     106,918      27.85
Commercial loans             3,436     116,514      27.74       2,919     100,237      25.69       2,366     100,019      26.06
Consumer loans                  78       5,479       1.30          79       5,841       1.49          83       7,372       1.92
                            ------    --------     ------      ------    --------     ------      ------    --------     ------

Total allowance
 for loan losses            $5,726    $420,067     100.00%     $5,437    $390,174     100.00%     $5,422    $383,873     100.00%
                            ======    ========     ======      ======    ========     ======      ======    ========     ======

                                                        At December 31,
                            --------------------------------------------------------------------
                                          2004                               2003
                            --------------------------------------------------------------------
                                                 Percent of                         Percent of
                                        Loan      Loans in                 Loan      Loans in
                            Amount    Balances      Each       Amount    Balances      Each
                            of Loan      by      Category to   of Loan      by      Category to
Loan Category                Loss     Category   Total Loans    Loss     Category   Total Loans
-------------               --------------------------------------------------------------------
                                                     (Dollars in thousands)
Real estate - mortgage:
  Commercial                $2,361    $144,336      38.65%     $2,011    $131,292      37.57%
  Residential (1)              421     122,822      32.89         517     110,547      31.64
Commercial loans             2,314      94,726      25.36       1,713      85,292      24.41
Consumer loans                 181      11,565       3.10         401      22,310       6.38
                            ------    --------     ------      ------    --------     ------

Total allowance for
 loan losses                $5,277    $373,449     100.00%     $4,642    $349,441     100.00%
                            ======    ========     ======      ======    ========     ======

-------------------------
(1) Includes home equity loans. Also includes residential real estate loans purchased by Westfield Bank, or residential real estate loans originated by Westfield Bank prior to September 2001, when Westfield Bank began referring substantially all of the originations of its residential real estate loans to a third party mortgage company.

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

      Securities Portfolio. Westfield Financial classifies securities as held to maturity or available for sale at the date of purchase. Westfield Financial does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At December 31, 2007, held to maturity securities totaled $278.6 million, or 53.3% of the total securities portfolio, and available for sale investments totaled $244.2 million, or 46.7% of Westfield Financial's total securities portfolio. Westfield Financial classifies U.S. Government securities and Government-sponsored enterprise securities as available for sale and held to maturity. These securities predominately have maturities of less than five years, although Westfield Financial also invests in adjustable rate securities with maturities of up to 30 years. Westfield Financial's mortgage-backed securities, which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae or are rated AAA, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard and Poor's, or Fitch, and the majority of which are also independently insured. These securities generally have maturities between seven and 20 years; however, many have earlier call dates. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

      The following table sets forth the composition of Westfield Bank's securities portfolio at the dates indicated.

                                                                     At December 31,
                                       ----------------------------------------------------------------------------
                                                2007                       2006                       2005
                                       ----------------------     ----------------------     ----------------------
                                       Amortized       Fair       Amortized       Fair       Amortized       Fair
                                         Cost         Value         Cost         Value         Cost         Value
                                       ---------      -----       ---------      -----       ---------      -----
                                                                      (In thousands)
Debt Securities:
  Government-sponsored enterprises     $101,906      $103,638     $ 81,916      $ 81,242     $ 65,818      $ 64,944
  Municipal bonds                        32,993        33,402       30,204        30,387       30,233        30,339
                                       --------      --------     --------      --------     --------      --------
Total debt securities                   134,899       137,040      112,120       111,629       96,051        95,283
                                       --------      --------     --------      --------     --------      --------

Mortgage-backed securities:
  Fannie Mae                            176,416       176,928      150,547       148,310      144,440       141,472
  Freddie Mac                           141,662       142,535       90,972        90,477       74,775        73,834
  Ginnie Mae                             15,882        15,883       22,060        21,695       29,894        29,336
  Other pass-through securities               -             -            -             -        4,726         4,709
  Collateralized mortgage obligations    45,844        45,382       27,336        27,169          818           804
                                       --------      --------     --------      --------     --------      --------
Total mortgage-backed securities        379,804       380,728      290,915       287,651      254,653       250,155
                                       --------      --------     --------      --------     --------      --------

Marketable equity securities              7,364         6,840        7,260         6,996        6,057         5,742
                                       --------      --------     --------      --------     --------      --------
Total securities                       $522,067      $524,608     $410,295      $406,276     $356,761      $351,180
                                       ========      ========     ========      ========     ========      ========


      Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of Westfield Bank's mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity at the dates indicated.
                                                                          At December 31,
                                 -------------------------------------------------------------------------------------------------
                                              2007                             2006                             2005
                                 -------------------------------  -------------------------------  -------------------------------
                                 Amortized  Percent of    Fair    Amortized  Percent of    Fair    Amortized  Percent of    Fair
                                   Cost       Total      Value      Cost       Total      Value      Cost       Total      Value
                                 ---------  ----------   -----    ---------  ----------   -----    ---------  ----------   -----
                                                                      (Dollars in thousands)
Mortgage-backed securities
 available for sale:
  Fannie Mae                     $ 74,062    $19.50%    $ 74,658  $ 47,203    $16.23%    $ 46,730  $ 46,078    $18.09%    $ 45,376
  Freddie Mac                      86,411     22.75       87,202    49,554     17.03       49,378    38,310     15.04       37,863
  Ginnie Mae                        5,674      1.49        5,687     8,635      2.97        8,543    12,594      4.95       12,386
  Other pass-through securities         -         -            -         -         -            -     4,726      1.86        4,709
  Collateralized mortgage
   obligations                     39,063     10.28       38,631    22,430      7.71       22,291       818      0.32          804
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------
Total mortgage-backed securities
 available for sale               205,210     54.02      206,178   127,822     43.94      126,942   102,526     40.26      101,138
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------

Mortgage-backed securities held
 to maturity:
  Fannie Mae                      102,354     26.95      102,270   103,344     35.52      101,580    98,362     38.63       96,096
  Freddie Mac                      55,251     14.55       55,333    41,418     14.24       41,099    36,465     14.32       35,971
  Ginnie Mae                       10,208      2.69       10,196    13,425      4.61       13,152    17,300      6.79       16,950
  Collateralized mortgage
   obligations                      6,781      1.79        6,751     4,906      1.69        4,878         -         -            -
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------
Total mortgage-backed securities
 held to maturity                 174,594     45.98      174,550   163,093     56.06      160,709   152,127     59.74      149,017
                                 --------    ------     --------  --------    ------     --------  --------    ------     --------
Total mortgage-backed
 securities                      $379,804    100.00%    $380,728  $290,915    100.00%    $287,651  $254,653    100.00%    $250,155
                                 ========    ======     ========  ========    ======     ========  ========    ======     ========

      Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

                                          More than One Year  More than Five Years
                        One Year or Less  Through Five Years   Through Ten Years   More than Ten Years      Total Securities
                       ------------------ ------------------  -------------------- ------------------- ---------------------------
                                 Weighted           Weighted             Weighted             Weighted                    Weighted
                       Amortized Average  Amortized Average   Amortized  Average   Amortized  Average  Amortized   Fair   Average
                         Cost     Yield     Cost     Yield      Cost      Yield      Cost      Yield     Cost     Value    Yield
                       --------- -------- --------- --------  ---------  --------  ---------  -------- ---------  -----   --------
                                                                 (Dollars in thousands)
Securities available
 for sale:
Government-sponsored
 enterprises            $     -      -%    $ 5,000   5.40%     $25,022    5.58%    $      -       -%   $ 30,022  $ 30,330  5.55%
Municipal bonds               -      -           -      -          852    4.04            -       -         852       881  4.04
                        -------            -------             -------             --------            --------  --------
  Total securities            -      -       5,000   5.40%      25,874    5.53            -       -      30,874    31,211  5.51
                        -------            -------             -------             --------            --------  --------
Mortgage-backed
 securities available
 for sale:
Ginnie Mae                    -      -           -      -            -       -        5,674    5.05       5,674     5,687  5.05
Fannie Mae                    -      -           -      -        2,188    4.45       71,874    5.22      74,062    74,658  5.19
Freddie Mac                   -      -           -      -        4,511    5.66       81,900    5.37      86,411    87,202  5.39
Collateralized mortgage
 obligations                  -      -           -      -            -       -       39,063    5.14      39,063    38,631  5.14
                        -------            -------             -------             --------            --------  --------
  Total mortgage-backed
   securities                 -      -           -      -        6,699    5.27      198,511    5.26     205,210   206,178  5.26
                        -------            -------             -------             --------            --------  --------

Total                   $     -      -     $ 5,000   5.40 %    $32,573    5.48 %   $198,511    5.26 %  $236,084  $237,389  5.29%
                        =======            =======             =======             ========            ========  ========
Securities held to
 maturity:
Government-sponsored
 enterprises            $ 3,000   3.47%    $24,103   5.33%     $44,781    5.16%    $      -       -%   $ 71,884  $ 73,308  5.15%
Municipal bonds               -      -       2,685   3.46       15,605    3.96       13,851    4.38      32,141    32,521  4.10
                        -------            -------             -------             --------            --------  --------
  Total investment
   securities             3,000   3.47      26,788   5.14       60,386    4.85       13,851    4.38     104,025   105,829  4.82%
                        -------            -------             -------             --------            --------  --------
Mortgage-backed
 securities held to
 maturity:
Ginnie Mae                    -      -          33   4.10          298    4.59        9,877    4.47      10,208    10,196  4.48
Fannie Mae                   51   1.14       2,145   2.03       11,800    3.80       88,358    5.08     102,354   102,270  4.86
Freddie Mac                 155   0.64       2,821   1.26          255    4.59       52,020    5.48      55,251    55,333  5.24
Collateralized mortgage
 obligations                  -      -           -      -            -       -        6,781    5.45       6,781     6,751  5.45
                        -------            -------             -------             --------            --------  --------
  Total mortgage-backed
   securities               206   0.77       4,999   1.61       12,353    3.83      157,036    5.19     174,594   174,550  4.98
                        -------            -------             -------             --------            --------  --------

Total                   $ 3,206   3.30%    $31,787   4.59%     $72,739    4.68%    $170,887    5.12%   $278,619  $280,379  4.92%
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

      When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 41.4% of total deposits on December 31, 2007 and 40.4% on December 31, 2006. At December 31, 2007 and December 31, 2006, time deposits with remaining terms to maturity of less than one year amounted to $266.2 million and $270.0 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest and Dividend Income" for information relating to the average balances and costs of Westfield Bank's deposit accounts for the years ended December 31, 2007, 2006 and 2005.

      Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank's deposit accounts, by account type, at the dates indicated.

                                                                          At December 31,
                                   ---------------------------------------------------------------------------------------------
                                               2007                            2006                            2005
                                   -----------------------------   -----------------------------   -----------------------------
                                                        Weighted                        Weighted                        Weighted
                                                        Average                         Average                         Average
                                    Amount    Percent    Rates      Amount    Percent    Rates      Amount    Percent    Rates
                                    ------    -------   --------    ------    -------   --------    ------    -------   --------
                                                                      (Dollars in thousands)


Demand deposits                    $ 42,408     7.04%    0.00%     $ 42,383     6.75%    0.00%     $ 45,260     7.26%    0.00%
NOW accounts                         85,316    14.15     1.62        80,527    12.83     1.40        69,137    11.10     0.83
Regular accounts                     47,072     7.81     1.24        36,110     5.76     0.50        41,387     6.64     0.50
Money market accounts                74,601    12.38     1.24        94,441    15.05     1.51       132,218    21.22     1.62
                                   --------   ------               --------   ------               --------   ------
Total non-certificate accounts      249,397    41.38     1.16       253,461    40.39     1.08       288,002    46.22     1.01
                                   --------   ------               --------   ------               --------   ------

Time certificates of deposit
Due within 1 year                   266,234    44.18     4.49       270,026    43.04     4.40       227,770    36.56     3.05
Over 1 year through 3 years          79,806    13.24     4.26        91,201    14.53     4.33        85,951    13.80     3.51
Over 3 years                          7,239     1.20     4.50        12,778     2.04     4.56        21,322     3.42     4.17
                                   --------   ------               --------   ------               --------   ------
Total certificate accounts          353,279    58.62     4.44       374,005    59.61     4.39       335,043    53.78     3.24
                                   --------   ------               --------   ------               --------   ------

Total                              $602,676   100.00%    3.08%     $627,466   100.00%    3.05%     $623,045   100.00%    2.21%
                                   ========   ======               ========   ======               ========   ======

      Certificate of Deposit Maturities. At December 31, 2007, Westfield Bank had $90.8 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

                                                                       Weighted
                                                                       Average
           Maturity Period                          Amount               Rate
-----------------------------------------           ------             --------
                                             (Dollars in thousands)
Three months or less                                $28,786             4.85%
Over three months through six months                 23,798             4.50
Over six months through twelve months                15,190             4.42
Over twelve months                                   23,021             4.38
                                                    -------
Total                                               $90,795             4.57%
                                                    =======

      Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank's time certificates of deposit at the dates indicated.


                                                    At December 31, 2007
                    ------------------------------------------------------------------------------------
                                                     Period to Maturity
                    ------------------------------------------------------------------------------------
                    Less than     One to Two       Two to         More than                   Percent of
                    One Year        Years        Three Years     Three Years      Total         Total
                    ---------     ----------     -----------     -----------      -----       ----------
                                                   (Dollars in thousands)
2.00% and under     $    929       $     1          $    -          $    -       $    930        0.26%
2.01% to 3.00%        29,522         8,459               -               -         37,981       10.75
3.01% to 4.00%        18,817         5,184           1,784             279         26,064        7.38
4.01% to 5.00%       160,204        38,141          16,984           6,960        222,289       62.92
5.01% and over        56,762         6,651           2,602               -         66,015       18.69
                    --------       -------         -------         -------       --------      ------
Total               $266,234       $58,436         $21,370         $ 7,239       $353,279      100.00%
                    ========       =======         =======         =======       ========      ======

      Short-term and Long-term Debt. Westfield Bank also utilizes short-term borrowings and long-term debt as an additional source of funds to finance Westfield Bank's lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the Federal Home Loan Bank were $18.4 million at December 31, 2007 and $10.0 million at December 31, 2006. Westfield Bank's repurchase agreements are with commercial customers. These agreements are linked to customers' checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements. Since these repurchase agreements are not deposits, they are not insured by the Federal Deposit Insurance Corporation. At December 31, 2007 and 2006, such repurchase agreements borrowings totaled $16.8 million and $17.9 million, respectively.

      Long-term debt consists of Federal Home Loan Bank advances with an original maturity of one year or more. At December 31, 2007 and 2006, Westfield Bank's long-term debt was $105.0 million and $45.0 million, respectively.

Personnel

      As of December 31, 2007, Westfield Bank had 145 full-time employees and 46 part-time employees. The employees are not represented by a collective bargaining unit, and Westfield Bank considers its relationship with its employees to be excellent.

                                    TAXATION

Federal

      General. The following discussion is intended as only a summary and does not purport to be a comprehensive description of the tax rules applicable to Westfield Bank or Westfield Financial. For federal income tax purposes, Westfield Bank reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and Westfield Financial is generally subject to federal income taxation in the same manner as other corporations. Since December 27, 2001, Westfield Bank and Westfield Financial have constituted an affiliated group of corporations and, therefore, have reported their income on a consolidated basis. The tax years up to and including the year ended December 31, 2003 are closed.

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

      Corporate Alternative Minimum Tax. The alternative minimum tax rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the alternative minimum tax functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation's alternative minimum taxable income is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The alternative minimum tax rate is 20%. Such preference items include adjustments for tax exempt interest, inside build-up of life insurance policies and accelerated depreciation deductions. During the past five years, we have not been subject to alternative minimum tax and therefore have no alternative minimum tax net operating losses or credit to utilize.

      Elimination of Dividends; Dividends Received Deduction. Westfield Financial may exclude from its income 100% of dividends received from Westfield Bank as a member of the same affiliated group of corporations.

      Net Operating Losses. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years. At December 31, 2007, Westfield Financial had no net operating loss carry forwards for federal income tax purposes.

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

      The Office of Thrift Supervision and the Federal Deposit Insurance Corporation have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission or the United States Congress, could have a material adverse impact on Westfield Bank and Westfield Financial's operations and stockholders.

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

      Westfield Bank met the qualified thrift lender test at December 31, 2007 and in each of the prior 12 months, and, therefore, is a "qualified thrift lender."

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

      At December 31, 2007, Westfield Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents Westfield Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2007:

                        Bank        Capital Requirements         Excess Capital
                        ----        --------------------         --------------
                                       (In thousands)

Tangible capital       21.95%              19,348                   193,044
Core capital           21.95%              38,696                   173,696
Risk-based capital     38.76%              45,021                   173,097

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

      Westfield Bank received a "Satisfactory" Community Reinvestment Act rating in its most recent examination.

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

      At December 31, 2007, Westfield Bank met the criteria for being considered "well-capitalized."

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

      In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution's premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. Westfield Bank's assessment rate at December 31, 2007 was 0.0125%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Westfield Bank.

      In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.14 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

      Federal Home Loan Bank System. Westfield Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Westfield Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank of Boston, Westfield Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2007 of $7.3 million. Any advances from an Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

      Quotation on Nasdaq. Westfield Financial's common stock is quoted on The Nasdaq Stock Market. In order to maintain such quotation, Westfield Financial is subject to certain corporate governance requirements, including:

      o     a majority of its board must be composed of independent directors;

      o it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by the rules of the National Association of Securities Dealers and by the Exchange Act regulations;

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

      Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business, thereby increasing the risk of non-performing loans. Decreases in real estate values could adversely affect the value of property used as collateral for our commercial real estate loans. Adverse changes in the economy may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for loans, our profits may decrease because our alternative investments may earn less income for us than loans.

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

      Changes in the national and local economy may affect our future growth possibilities. Our current market area is principally located in Hampden County, Massachusetts. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

      During 2007, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally with some reports indicating that the national economy is bordering on a recession. Housing market conditions in our market area have deteriorated during 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, a decrease in fee income from our relationship with a third party mortgage company, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

      The second half of 2007 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We cannot assure you that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, a decrease in fee income from our relationship with a third party mortgage company, or an adverse impact on our loan losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      Westfield Bank currently conducts its business through its eleven banking offices and eight off-site ATMs. As of December 31, 2007, the properties and leasehold improvements owned by us had an aggregate net book value of $12.7 million.

                                                             Year of  Lease or
Location                       Ownership      Year Opened    License Expiration
--------                       ---------      -----------    ------------------

Main Office:

141 Elm St.                      Owned           1964               N/A
Westfield, MA

Branch Offices:

206 Park St.                     Owned           1957               N/A
West Springfield, MA

655 Main St.                     Owned           1968               N/A
Agawam, MA

26 Arnold St.                    Owned           1976               N/A
Westfield, MA

300 Southampton Rd.              Owned           1987               N/A
Westfield, MA

462 College Highway              Owned           1990               N/A
Southwick, MA

382 North Main St.               Leased          1997               2012
E. Longmeadow, MA

1500 Main St.                    Leased          2006               2016
Springfield, MA

1642 Northampton St.             Owned           2001               N/A
Holyoke, MA

1342 Liberty St.                 Owned           2001               N/A
Springfield, MA

560 East Main St.                Leased          2007               2046
Westfield, MA

ATMs:

337 N. Westfield St.            Leased           1988               2013
Feeding Hills, MA

830 Suffield St.            Tenant at will       1997               N/A
Agawam, MA

516 Carew St.               Tenant at will       2002               N/A
Springfield, MA

1000 State St.              Tenant at will       2003               N/A
Springfield, MA

115 West Silver St.         Tenant at will       2005               N/A
Westfield, MA

788 Memorial Ave.               Leased           2006               2016
West Springfield, MA

2620 Westfield St.              Leased           2006               2020
West Springfield, MA

98 Southwick Rd.                Leased           2006               2021
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Effective on August 21, 2007, Westfield Financial switched the listing of its common stock from the American Stock Exchange to the NASDAQ Stock Market and retained the symbol "WFD." At December 31, 2007, there were 31,933,549 shares of common stock issued and outstanding, and there were approximately 5,656 shareholders of record.

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

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange and NASDAQ.

                                                                       Cash
                                                                     Dividends
                                                 Price Per Share     Declared
                                                -----------------    ---------
      For the Year Ended December 31, 2007       High       Low
      ------------------------------------       ----       ---
      Fourth Quarter ended December 31, 2007    $10.18     $ 9.49      $0.25
      Third Quarter ended September 30, 2007     10.25       8.73       0.05
      Second Quarter ended June 30, 2007         10.83       9.97       0.05
      First Quarter ended March 31, 2007         11.02      10.16       0.05

                                                                       Cash
                                                                     Dividends
                                                Price Per Share(*)   Declared(*)
                                                -----------------    ---------
      For the Year Ended December 31, 2006       High       Low
      ------------------------------------       ----       ---
      Fourth Quarter ended December 31, 2006    $10.64     $ 9.63      $0.11
      Third Quarter ended September 30, 2006     10.04       8.37       0.05
      Second Quarter ended June 30, 2006          8.84       7.07       0.11
      First Quarter ended March 31, 2006          7.69       7.31       0.05

      ----------------
      (*) Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion.

      A quarterly cash dividend of $0.05 per share was declared on January 23, April 24, July 17, and October 23, 2007 by the Board of Directors. In addition, the Board of Directors declared a special cash dividend of $0.20 per share on October 23, 2007. The continued payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. Westfield Financial cannot guarantee the payment of dividends or that, if paid, that dividends will not be reduced or eliminated in the future.

      The only funds available for the payment of dividends on the capital stock of Westfield Financial will be cash and cash equivalents held by Westfield Financial, dividends paid by Westfield Bank to Westfield Financial, and borrowings. Westfield Bank will be prohibited from paying cash dividends to Westfield Financial to the extent that any such payment would reduce Westfield Bank's capital below required capital levels or would impair the liquidation account to be established for the benefit of Westfield Bank's eligible account holders and supplemental eligible account holders at the time of the reorganization and stock offering.

      There were no sales by Westfield Financial of unregistered securities during the year ended December 31, 2007.

Performance Graph

The following graph compares Westfield Financial, Inc.'s total cumulative shareholder return by an investor who invested $100.00 on December 31, 2002 to December 31, 2007, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.


                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
        Among Westfield Financial, Inc., The Russell 2000 Index and the
                               NASDAQ Bank Index


                                [GRAPH OMITTED]



                                                                   Period Ending
                                   -------------------------------------------------------------------------------
Index                              12/31/02     12/31/03          12/31/04     12/31/05       12/31/06    12/31/07
------------------------------------------------------------------------------------------------------------------
Westfield Financial, Inc.            100.00       154.96            170.70       164.71         246.11      235.70
Russell 2000                         100.00       147.25            174.24       182.18         215.64      212.26
NASDAQ Bank                          100.00       129.93            144.21       137.97         153.15      119.35

ITEM 6. SELECTED FINANCIAL DATA

      The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Westfield Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

                                                                                         At December 31,
                                                              ---------------------------------------------------------------------
                                                                 2007           2006           2005           2004           2003
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                         (In thousands)
Selected Financial Condition Data:
Total assets                                                $ 1,039,784      $ 996,829      $ 805,095      $ 796,903      $ 795,216
Loans, net(1)                                                   414,902        385,184        378,837        368,601        344,980
Securities available for sale                                    38,051         41,687         28,321         14,968         25,806
Securities held to maturity                                     104,025         77,299         73,323         71,298         69,927
Mortgage-backed securities available
 for sale                                                       206,178        126,942        101,138         73,316         76,177
Mortgage-backed securities held to
 maturity                                                       174,594        163,093        152,127        175,302        191,683
Deposits                                                        602,676        627,466        623,045        612,621        632,431
Customer repurchase agreements                                   16,824         17,919         14,441         14,615         12,135
Federal Home Loan Bank advances                                 123,444         55,000         45,000         45,000         20,000
Total stockholders' equity (2)                                  286,532        289,408        115,842        118,051        124,804
Allowance for loan losses                                         5,726          5,437          5,422          5,277          4,642
Nonperforming loans                                               1,202          1,028          1,919          2,171          1,768

                                                                                    For the Years Ended
                                                                                        December 31,
                                                               2007            2006           2005           2004           2003
                                                            -----------      ---------      ---------      ---------      ---------
                                                                              (In thousands, except per share data)
Selected Operating Data:
Interest and dividend income                                $    53,584      $  42,435      $  37,306      $  34,428      $  35,635
Interest expense                                                 23,408         19,551         13,597         10,913         13,858
                                                            -----------      ---------      ---------      ---------      ---------
Net interest and dividend income                                 30,176         22,884         23,709         23,515         21,777
Provision for loan losses                                           400            390            465            750            750
                                                            -----------      ---------      ---------      ---------      ---------
Net interest and dividend income after
 provision for loan losses                                       29,776         22,494         23,244         22,765         21,027
Total noninterest income                                          4,561          3,073          3,372          3,896          3,074
Total noninterest expense                                        21,825         19,390         18,464         17,776         17,630
                                                            -----------      ---------      ---------      ---------      ---------
Income before income taxes                                       12,512          6,177          8,152          8,885          6,471
Income taxes                                                      3,812          1,523          1,933          2,562          2,820
                                                            -----------      ---------      ---------      ---------      ---------
Net income                                                  $     8,700      $   4,654      $   6,219      $   6,323      $   3,651
                                                            ===========      =========      =========      =========      =========
Basic earnings per share                                    $      0.29      $    0.15      $    0.20      $    0.20      $    0.11
Diluted earnings per share                                  $      0.29      $    0.15      $    0.20      $    0.20      $    0.11

Dividends per share paid (3)                                $      0.40      $    0.32      $    0.27      $    0.10      $    0.08


----------------------
(1) Loans are shown net of deferred loan costs, allowance for loan losses and unadvanced loan funds.
(2) Stockholders' equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield
    Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by Westfield
    Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.
(3) Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion.

                                                          At or for the Years Ended December 31,
                                                  ----------------------------------------------------
                                                  2007        2006        2005        2004        2003
                                                  ----        ----        ----        ----        ----
Selected Financial Ratios and
  Other Data(1)
Performance Ratios:
  Return on average assets                        0.86%       0.56%       0.77%       0.79%       0.45%
  Return on average equity (2)                    3.00        3.99        5.27        5.24        2.94
  Average equity to average assets (2)           28.74       14.08       14.66       15.14       15.33
  Equity to total assets at end of year (3)      27.56       29.03       14.39       14.83       15.69
  Average interest rate spread                    2.23        2.61        2.89        2.94        2.55
  Net interest margin (4)                         3.25        3.05        3.24        3.25        2.94
  Average interest-earning assets to
   average interest-earning liabilities         141.05      117.37      119.22      121.47      121.49
  Total noninterest expense to
   average assets                                 2.16        2.34        2.29        2.24        2.18
  Efficiency ratio (5)                           63.91       73.63       68.23       66.99       72.13
  Dividend payout ratio                           1.38        2.13        1.35        0.50        0.73
Regulatory Capital Ratios:
  Tier 1 leverage capital                        50.29       29.07       14.48       14.69       15.31
  Tier 1 risk-based capital                      49.30       54.38       24.54       25.75       28.46
  Total risk-based capital                       27.48       55.39       25.68       26.90       29.63
Asset Quality Ratios:
  Nonperforming loans as a percent of
   total loans                                    0.29        0.26        0.50        0.58        0.51
  Nonperforming assets as a percent of
   total assets                                   0.12        0.10        0.24        0.27        0.22
  Allowance for loan losses as a percent of
   total loans                                    1.36        1.39        1.41        1.41        1.33
  Allowance for loan losses as a percent of
   nonperforming assets                            476         529         283         243         263
Number of:
  Banking offices                                   11          10          10          10          10
  Full-time equivalent employees                   177         155         142         144         152

-----------------
(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2) Average equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield Financial completed its second step stock offering on January 3, 2007.
    Consequently, the proceeds were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006 and therefore affected the balance of stockholders' equity for one calendar day. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.
(3) Stockholders' equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield Financial completed its second step stock offering on January 3, 2007.
    Consequently, the proceeds were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by
    Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.
(4) Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.
(5) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale of securities and sale of premises and equipment.

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

      On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company's ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007. Proceeds, net of stock issuance costs, were approximately $171.7 million.

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

      Please review our financial results for the year ended December 31, 2007 in the context of this strategy.

      o Net income for the year ended December 31, 2007 was $8.7 million, or $0.29 per diluted share compared to $4.7 million, or $0.15 per diluted share for the same period in 2006. The increase in earnings was primarily the result of an increase in net interest income, partially offset by increased noninterest expenses.

      o Net interest income increased $7.3 million to $30.2 million for the year ended December 31, 2007, compared to $22.9 million for the same period in 2006. The net interest margin, on a tax equivalent basis, was 3.25% and 3.05% for the years ended December 31, 2007 and 2006, respectively. The increase in net interest margin was primarily the result of the reinvestment of the proceeds of Westfield Financial's second step stock offering, which was completed on January 3, 2007.

      o Noninterest expense was $21.8 million for the year ended December 31, 2007, compared to $19.4 million for the same period in 2006. This increase was primarily due to an increase of $1.8 million in salaries and benefits to $13.7 million for the year ended December 31, 2007. Salaries expense increased $1.2 million as a result of hiring new employees and normal increases in employee salaries. A portion of the hiring was associated with a new branch which opened for business during the second quarter of 2007. Expenses related to share-based compensation increased $848,000 for the year ended December 31, 2007 as a result of new grants of restricted stock and stock options in the third quarter of 2007, along with expenses related to Westfield Financial's tax-qualified employee stock ownership plan.

      o Total assets increased $43.0 million to $1.0 billion at December 31, 2007 from $996.8 million at December 31, 2006. Investment securities increased $113.8 million to $522.8 million at December 31, 2007 from $409.0 million at December 31, 2006. Investment securities increased as management invested the proceeds of Westfield Financial's second step conversion, which was completed on January 3, 2007. Cash and cash equivalents decreased $116.9 million to $37.6 million at December 31, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of management investing the proceeds of Westfield Financial's second step stock offering, which was completed on January 3, 2007, in investment securities and loans.

      o Total loans during the period increased by $29.9 million to $420.1 million at December 31, 2007 from $390.2 million at December 31, 2006. The increase in total loans was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $16.3 million to $116.5 million at December 31, 2007 from $100.2 million at December 31, 2006. Commercial real estate loans increased $15.4 million to $190.0 million at December 31, 2007 from $174.6 million at December 31, 2006.

      o Residential real estate loans were $108.1 million at December 31, 2007 and $109.5 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

      o Asset growth was funded primarily through a $68.4 million increase in Federal Home Loan Bank borrowings, which totaled $123.4 million at December 31, 2007. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings.

      o Total deposits decreased $24.8 million to $602.7 million at December 31, 2007 from $627.5 million at December 31, 2006. The decrease in deposits was due to a decrease in time deposits and money market accounts, partially offset by an increase in regular savings and checking accounts. Time deposits decreased $20.7 million to $353.3 million at December 31, 2007. The increases in both regular savings and checking accounts were fueled by new products with higher interest rates than Westfield Bank's other comparable products.

      o Stockholders' equity decreased $2.9 million to $286.5 million at December 31, 2007 from $289.4 million at December 31, 2006. This represented 27.6% of total assets as of December 31, 2007 and 29.0% of total assets as of December 31, 2006. The change is primarily comprised of the payment of regular and special dividends amounting to $0.40 per share in 2007 for a total of $12.1 million, partially offset by net income of $8.7 million for the year ended December 31, 2007.

      o Nonperforming loans were $1.2 million at December 31, 2007 and $1.0 million December 31, 2006. This represents 0.29% and 0.26% of total loans at December 31, 2007 and December 31, 2006, respectively. Charge-offs decreased by $267,000 to $317,000 for the year ended December 31, 2007 from $570,000 for the year ended December 31, 2006.

      o The allowance for loan losses was $5.7 million at December 31, 2007 and $5.4 million at December 31, 2006. This represents 1.36% of total loans at December 31, 2007 and 1.39% of total loans at December 31, 2006. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 476% at December 31, 2007 and 529% at December 31, 2006.

      General. Westfield Financial's consolidated results of operations are comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Westfield Bank. Westfield Bank's consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit and money market account, NOW account and savings account deposits and borrowings from the Federal Home Loan Bank of Boston. The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on sales of securities.

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

      On a quarterly basis, Westfield Financial reviews investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Westfield Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      The discount rate assumptions used to measure benefit liabilities are set to reflect prevailing yields on high quality fixed income investments. A higher discount rate decreases the present value of benefit obligations and decreases pension expense.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

      The following table sets forth information relating to Westfield Financial's condition and net interest and dividend income for the years ended December 31, 2007, 2006 and 2005 and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

      The interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

                                                                    For the Year Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                  2007                            2006                            2005
                                      -----------------------------   -----------------------------   ----------------------------
                                                            Average                         Average                        Average
                                      Average               Yield/    Average               Yield/    Average              Yield/
                                      Balance    Interest    Cost     Balance    Interest    Cost     Balance    Interest   Cost
                                      -------    --------   -------   -------    --------   -------   -------    --------  -------
                                                                         (Dollars in thousands)
ASSETS:
Interest-earning assets:
Short term investments(1)           $   53,624   $ 2,800     4.67%    $ 18,658   $   872     4.67%    $ 30,141   $   932    3.09%
Securities(5)                          491,968    24,332     4.95      372,519    16,764     4.50      344,618    14,102    4.09
Loans(2)(5)                            398,281    26,993     6.78      386,039    25,586     6.63      383,436    23,136    6.03
                                     ---------   -------              --------   -------              --------   -------
  Total interest-earning assets        943,873    54,125     5.73      777,216    43,222     5.56      758,195    38,170    5.03
                                                 -------                         -------                         -------
  Total noninterest-earning assets      65,194                          50,535                          47,226
                                    ----------                        --------                        --------
  Total assets                      $1,009,067                        $827,751                        $805,421
                                    ==========                        ========                        ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
NOW accounts                            80,613     1,340     1.66       73,256       908     1.24       60,839       325    0.53
Savings accounts                        41,266       329     0.80       45,241       226     0.50       43,250       217    0.50
Money market deposit accounts           85,045     1,301     1.53      109,710     1,684     1.53      144,629     2,117    1.46
Time certificates of deposit           369,516    16,574     4.49      368,901    14,450     3.92      325,050     9,154    2.82
                                     ---------   -------              --------   -------              --------   -------
  Total interest-bearing
   deposits                            576,440    19,544               597,108    17,268               573,768    11,813
Short-term borrowings and long-term
 debt                                   92,750     3,864     4.17       65,062     2,283     3.51       62,209     1,784    2.87
                                     ---------   -------              --------   -------              --------   -------
Interest-bearing liabilities           669,190    23,408     3.50      662,170    19,551     2.95      635,977    13,597    2.14
                                     ---------   -------              --------   -------              --------   -------
Noninterest-bearing deposits            39,387                          41,134                          44,590
Other noninterest-bearing liabilities   10,495                           7,927                           6,819
                                    ----------                        --------                        --------
  Total noninterest-bearing
   liabilities                          49,882                          49,061                          51,409
                                    ----------                        --------                        --------
    Total liabilities                  719,072                         711,231                         687,386
    Total equity                       289,995                         116,520                         118,035
                                    ----------                        --------                        --------
    Total liabilities and equity    $1,009,067                        $827,751                        $805,421
                                    ==========                        ========                        ========
Less: Tax-equivalent
 adjustment(5)                                      (541)                           (787)                           (864)
                                                 -------                         -------                         -------
Net interest and dividend income                 $30,176                         $22,884                         $23,709
                                                 =======                         =======                         =======
Net interest rate spread(3)                                  2.23                            2.61                           2.89
Net interest margin(4)                                       3.25%                           3.05%                          3.24%
Ratio of average interest-earning
 assets to average
 interest-bearing liabilities                               141.0x                          117.4x                         119.2x

-------------------
(1) Short term investments include Federal funds sold.
(2) Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.
(5) Investment securities, loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.
    The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.

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

                                          Year Ended December 31, 2007          Year Ended December 31, 2006
                                             Compared to Year Ended                 Compared to Year Ended
                                                December 31, 2006                   December 31, 2005
                                               Increase/(Decrease)                   Increase/(Decrease)
                                         ------------------------------     -----------------------------------
                                                      Due to                             Due to
                                         ------------------------------     ------------------------------------
                                         Volume        Rate        Net       Volume       Rate             Net
                                         ------        ----        ---       ------       ----             ---
                                                                   (In thousands)
Interest-earning assets:
  Short term investments                $ 1,634      $   294     $ 1,928     $  (355)     $   295        $   (60)
  Investment securities(1)                5,375        2,193       7,568       1,142        1,520          2,662
  Loans(1)                                  811          596       1,407         157        2,293          2,450
                                        -------      -------     -------     -------      -------        -------
  Total interest-earning assets           7,820        3,083      10,903         944        4,108          5,052
                                        -------      -------     -------     -------      -------        -------
Interest-bearing liabilities:
  NOW accounts                               91          341         432          66          517            583
  Savings accounts                          (20)         123         103          10           (1)             9
  Money market deposit accounts            (379)          (4)       (383)       (511)          78           (433)
  Time certificates of deposit               24        2,100       2,124       1,235        4,061          5,296
  Short-term borrowings and
   long-term debt                           972          609       1,581          82          417            499
                                        -------      -------     -------     -------      -------        -------
  Total interest-bearing
   liabilities                              688        3,169       3,857         882        5,072          5,954
                                        -------      -------     -------     -------      -------        -------
   Change in net interest and
     dividend income                    $ 7,132      $   (86)    $ 7,046     $    62      $  (964)       $  (902)
                                        =======      =======     =======     =======      =======        =======

-----------------
(1) Securities and loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

      Total assets increased $43.0 million to $1.0 billion at December 31, 2007 from $996.8 million at December 31, 2006. Cash and cash equivalents decreased $116.9 million, to $37.6 million at December 31, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of management investing the proceeds of Westfield Financial's second step stock offering, which was completed on January 3, 2007, in investment securities and loans.

      Securities and mortgage-backed securities increased $113.8 million to $522.8 million at December 31, 2007 from $409.0 million at December 31, 2006. Investment securities increased as management invested the proceeds of Westfield Financial's second step stock offering, which was completed on January 3, 2007. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $380.8 million at December 31, 2007, the majority of which were issued by government-sponsored enterprises such as Fannie Mae. Privately issued mortgage-backed securities comprised 11.9% of the mortgage-backed securities portfolio at December 31, 2007, are rated AAA by Standard & Poors, and contain no sub-prime collateral.

      Debt securities issued by government-sponsored enterprises increased by $20.4 million to $102.2 million at December 31, 2007 from $81.8 million at December 31, 2006. Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Boston. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody's, Standard & Poor's, or Fitch, and the majority of which are also independently insured. Municipal bonds were $33.0 million at December 31, 2007 and $30.2 million at December 31, 2006. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

      Net loans increased by $29.7 million to $414.9 million at December 31, 2007 from $385.2 million at December 31, 2006. This was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $16.3 million to $116.5 million at December 31, 2007 from $100.2 million at December 31, 2006. Commercial real estate loans increased $15.4 million to $189.9 million at December 31, 2007 from $174.5 million at December 31, 2006. The increase in commercial and industrial loans and commercial real estate loans were due to increased loan originations.

      Residential real estate loans decreased $1.4 million to $108.1 million at December 31, 2007 from $109.5 million at December 31, 2006. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

      Asset growth was funded primarily through a $68.4 million increase in Federal Home Loan Bank borrowings and debt, which totaled $123.4 million at December 31, 2007. Customer repurchase agreements decreased $1.1 million to $16.8 million at December 31, 2007 from $17.9 million at December 31, 2006. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. At December 31, 2007, all of Westfield Bank's customer repurchase agreements were held by commercial customers.

      Total deposits decreased $24.8 million to $602.7 million at December 31, 2007 from $627.5 million at December 31, 2006. The decrease in deposits was due to a decrease in time deposit and money market accounts, partially offset by an increase in regular savings and checking accounts. Time deposits decreased $20.7 million to $353.3 million at December 31, 2007. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings and debt.

      Money market accounts decreased $19.8 million to $74.6 million at December 31, 2007. These decreases were partially offset by increases of $11.0 million in regular savings and $4.9 million in checking accounts. The increases in both regular savings and checking accounts were fueled by new products with higher interest rates than Westfield Bank's other comparable products.

      Stockholders' equity decreased $2.9 million to $286.5 million at December 31, 2007 from $289.4 million at December 31, 2006. This represented 27.6% of total assets as of December 31, 2007 and 29.0% of total assets as of December 31, 2006. The change is primarily comprised of paying out regular and special dividends amounting to $0.40 per share in 2007 for a total of $12.1 million, partially offset by net income of $8.7 million for the year ended December 31, 2007.

Comparison of Operating Results for Years Ended December 31, 2007 and 2006

      General. Net income for the year ended December 31, 2007 was $8.7 million, or $0.29 per diluted share, compared to $4.7 million, or $0.15 per diluted share for the same period in 2006. The increase in earnings was primarily the result of increase in net interest income, partially offset by increased noninterest expenses.

      Interest and Dividend Income. Total interest and dividend income increased $11.2 million, or 26.3%, to $53.6 million for the year ended December 31, 2007, compared to $42.4 million for the same period in 2006.

      The increase in interest income was primarily the result of a $166.7 million increase in average earnings assets as a result of funds raised in Westfield Financial's second step stock offering, which was completed on January 3, 2007. Average earning assets were $943.9 million for the year ended December 31, 2007 compared to $777.2 million for the same period in 2006. The average yield on earning assets, on a tax equivalent basis, increased 17 basis points to 5.73% for the twelve months ended December 31, 2007 from 5.56% for the same period in 2006.

      Interest and dividends on securities was $23.9 million for the year ended December 31, 2007 and $16.1 million for the same period in 2006. The average balance on securities increased $119.5 million to $492.0 million at December 31, 2007 from $372.5 million at December 31, 2006. In addition, the tax equivalent yield on securities increased to 4.95% for the year 2007 from 4.50% for the year 2006. The increase in interest and dividend income was primarily the result of the reinvestment of the proceeds of Westfield Financial's second step stock offering, which was completed on January 3, 2007. In addition, as lower yielding investments purchased in a higher rate environment matured, were called or paid down in 2007, the funds were reinvested at higher rates.

      Interest income from commercial and industrial loans and commercial real estate loans increased $1.2 million for the year ended December 31, 2007 from the year ended December 31, 2006. In accordance with Westfield Bank's strategic plan, the average balance of commercial and industrial loans and commercial real estate loans increased $13.7 million to $282.9 million for the year ended December 31, 2007, compared to $269.2 million for the same period in 2006.

         Interest income from residential real estate loans increased $250,000 to $6.6 million for the year ended December 31, 2007 compared to $6.4 million for the same period in 2006. The average balance of residential real estate loans decreased $664,000 to $109.9 million for the year ended December 31, 2007 from $110.6 million for the year ended December 31, 2006. The average balance of home equity loans increased $6.4 million to $33.4 million but was offset by payments and payoffs in other areas.

      Interest Expense. Interest expense for the year ended December 31, 2007 increased $3.8 million to $23.4 million from the comparable 2006 period. This was attributable to the average cost of interest-bearing liabilities increasing 55 basis points to 3.50% for the year ended December 31, 2007 from 2.95% for the same period in 2006. In addition, the average balance of total interest-bearing liabilities increased $7.0 million to $669.2 million for the year ended December 31, 2007 from $662.2 million for the same period in 2006. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the cost of time deposits resulting from the rising interest rate environment. Interest expense on short-term borrowings and long-term debt increased $1.6 million for the year ended December 31, 2007. The average balance of short-term borrowings and long-term debt increased $27.7 million to $92.8 million at December 31, 2007. In addition, the average cost of short-term borrowings and long-term debt increased 66 basis points to 4.17% for the year ended December 31, 2007 from 3.51% for the same period in 2006.

      Net Interest and Dividend Income. Net interest and dividend income increased $7.3 million to $30.2 million for the year ended December 31, 2007 as compared to $22.9 million for same period in 2006. The net interest margin, on a tax equivalent basis, was 3.25% and 3.05% for the years ended December 31, 2007 and 2006, respectively. The increase in net interest margin was primarily the result of the reinvestment of the proceeds of Westfield Financial's second step stock offering, which was completed on January 3, 2007.

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

      The amount that Westfield Bank provided for the provision for loan losses during the year ended December 31, 2007 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net charge-offs, tempered by an increase in commercial and industrial loans and commercial real estate loans and an increase in nonperforming loans. After evaluating these factors, Westfield Bank provided $400,000 for loan losses for the year ended December 31, 2007, compared to $390,000 for the same period in 2006. The allowance was $5.7 million at December 31, 2007 and $5.4 million at December 31, 2006.

      For the year ended December 31, 2007, Westfield Bank recorded net charge-offs of $111,000 compared to net charge-offs of $375,000 for the year ended December 31, 2006. The 2007 period was comprised of charge-offs of $317,000 for the year ended December 31, 2007, partially offset by recoveries of $206,000 for the same period. The 2006 period was comprised of charge-offs of $584,000 for the year ended December 31, 2006, partially offset by recoveries of $209,000 for the same period.

      Nonperforming loans increased $174,000 to $1.2 million at December 31, 2007 from $1.0 million at December 31, 2006. Nonperforming residential real estate loans increased $89,000 to $995,000 at December 31, 2007 from $906,000 at December 31, 2006. The majority of nonperforming residential real estate loans have balances under $80,000, are collateralized by first liens and are seasoned, i.e. originated more than five years ago. Nonperforming commercial and industrial loans decreased $25,000 to $19,000 at December 31, 2007 from $44,000 at December 31, 2006. The balance of nonperforming commercial and industrial loans as of December 31, 2007 was comprised of a single loan relationship.

      At December 31, 2007, commercial and industrial loans increased $16.3 million to $116.5 million compared to December 31, 2006. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased by $15.4 million to $189.9 million at December 31, 2007.

      Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

      Noninterest Income. Noninterest income increased $1.5 million to $4.6 million for the year ended December 31, 2007 compared to $3.1 million for the same period in 2006. The 2007 results include a pre-tax gain of $546,000 on the sale of a piece of vacant land in Feeding Hills, Massachusetts. The results for the 2007 year also include a pre-tax gain of $315,000 resulting from the curtailment of a defined benefit plan, specifically pertaining to providing a life insurance benefit to employees who retire from Westfield Bank. The results for the year ended December 31, 2006 included a pre-tax loss of $378,000 on the sale of premises, which was the result of the sale of a building that previously housed Westfield Bank's branch in downtown Springfield, Massachusetts.

      Income from bank-owned life insurance increased $459,000 to $1.3 million for the year ended December 31, 2007 compared to the same period in 2006. This was primarily the result of a $11.2 million increase in the average balance of bank-owned life insurance in 2007 compared to 2006.

      Net checking account processing fee income decreased $301,000 to $1.1 million for the year ended December 31, 2007 compared to $1.4 million for the same period in 2006. This was primarily the result of a decrease in fees collected from customers who overdraw their checking accounts.

      Noninterest Expense. Noninterest expense for the year ended December 31, 2007 was $21.8 million compared to $19.4 million for the same period in 2006. This increase was primarily due to an increase of $1.8 million in salaries and benefits to $13.7 million for the year ended December 31, 2007. Salaries expense increased $1.2 million as a result of hiring new employees and normal increases in the employee salaries. A portion of the new hiring was associated with a new Westfield Bank branch which opened for business during the second quarter of 2007. Expenses related to share-based compensation increased $848,000 for the year ended December 31, 2007 as a result of new grants of restricted stock and stock options in the third quarter of 2007, along with expenses related to Westfield Financial's tax-qualified employee stock ownership plan.

      Professional services expense increased $319,000 to $1.4 million for the year ended December 31, 2007 compared to $1.1 million for the same period in 2006. This was primarily the result of expenses related to corporate legal matters and fees paid to an industry consultant.

      Income Taxes. Income taxes increased $2.3 million to $3.8 million primarily as a result of an increase in income before income taxes. The effective tax rate was 30.5% for the year ended December 31, 2007 and 24.7% for the same period in 2006. The increase in the effective tax rate is due primarily to a reduction in tax advantaged income as a percentage of income before income taxes.

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

      Total deposits increased $4.5 million to $627.5 million at December 31, 2006 from $623.0 million at December 31, 2005. Time deposits increased $39.0 million to $374.0 million at December 31, 2006, while regular savings and money market accounts decreased $43.1 million. As the rates paid on term deposits increased throughout 2006, some customers have shifted funds out of lower yielding core deposits, and into higher yielding term deposits. Checking accounts increased $8.5 million to $122.8 million at December 31, 2006. The increase was primarily due to a new checking account product that paid higher rates to customers who maintain large balances.

      Federal Home Loan Bank debt increased $10.0 million to $55.0 million at December 31, 2006 from $45.0 million at December 31, 2005. Customer repurchase agreements increased $3.5 million to $17.9 million at December 31, 2006 from $14.4 million at December 31, 2005. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All the customer repurchase agreements are held by Westfield Bank's commercial loan customers. The increase in customer repurchase agreements is consistent with Westfield Bank's strategy to emphasize commercial customer relationships.

      Stockholder's equity at December 31, 2006 and December 31, 2005 was $289.4 million and $115.8 million, respectively, which represented 29.0% of total assets as of December 31, 2006 and 14.4% of total assets as of December 31, 2005. The change is primarily attributable to net proceeds of $171.7 million from Westfield Financial's second step stock offering.

Comparison of Operating Results for Years Ended December 31, 2006 and 2005

      General. Net income for the year ended December 31, 2006 was $4.7 million, or $0.15 per diluted share, compared to $6.2 million, or $0.20 per diluted share for the year ended December 31, 2005.

      Interest and Dividend Income. Total interest and dividend income increased $5.1 million, or 13.7%, to $42.4 million for the year ended December 31, 2006, compared to $37.3 million for the same period in 2005.

      The increase in interest income was primarily the result in an increase in the yield on earning assets. The average yield on earning assets increased 50 basis points to 5.53% for the year ended December 31, 2006 compared to 5.03% for the same period in 2005. The increase in yield on earning assets was primarily the result of the rising interest rate environment.

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

      At December 31, 2006 commercial real estate loans and commercial and industrial loans increased $5.2 million as compared to December 31, 2005. Commercial real estate loans and commercial and industrial loans comprised 70.4% of Westfield Bank's loan portfolio as of December 31, 2006 compared to 70.2% as of December 31, 2005. Westfield Bank considers these types of loans to contain more credit risk and market risk than conventional residential real estate mortgages, which increased by $2.6 million during the year ended December 31, 2006. Consumer loans decreased $1.5 million from December 31, 2005 and remained stable at $5.8 million as of December 31, 2006. Nonperforming loans were $1.0 million December 31, 2006 and $1.9 million at December 31, 2005.

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

      Noninterest Expense. Noninterest expense for the year ended December 31, 2006 was $19.4 million compared to $18.5 million for the same period in 2005. Salaries and benefits increased $830,000 for the year ended December 31, 2006, compared to the same period in 2005. This was primarily the result of an increase in salary expense of $385,000 related to hiring additional personnel and normal salary increases. In addition, Westfield Financial recorded expenses of $293,000 related to stock options for the year ended December 31, 2006 compared to none for the same period in 2005. The requirement to expense share-based compensation related to stock options became effective for Westfield Financial for the fiscal year beginning on January 1, 2006.

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

Liquidity and Capital Resources

      The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank were $123.4 million at December 31, 2007 and $55.0 million at December 31, 2006. At December 31, 2007, Westfield Bank had $19.8 million in available borrowing capacity with the Federal Home Loan Bank. Westfield Bank has the ability to increase its borrowing capacity with the Federal Home Loan Bank by pledging investment securities or loans. In addition, Westfield Bank may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow Westfield Bank to borrow money using its securities as collateral.

      Westfield Bank also has outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is also obligated under agreements with the Federal Home Loan Bank to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2007 follows:

                                                    After 1 Year     After 3 Years
                                          Within     but Within       but Within          After
                                          1 Year      3 Years          5 Years           5 Years          Total
                                          ------      -------          -------           -------          -----
                                                                 (In thousands)

Lease Obligations
  Operating lease obligations           $    378     $    748          $    653         $  6,762        $  8,541
                                        --------     --------          --------         --------        --------
Borrowings and Debt
  Federal Home Loan Bank                $ 38,444     $ 60,000          $ 20,000         $  5,000        $123,444
                                        --------     --------          --------         --------        --------
Credit Commitments
  Available lines of credit             $ 48,764        $   -          $      -         $ 13,211        $ 61,975
  Other loan commitments                  22,204        5,378                 -                -          27,582
  Letters of credit                        6,906            -                 -              458           7,364
                                        --------     --------          --------         --------        --------
  Total credit commitments                77,874        5,378                 -           13,669          96,921
                                        --------     --------          --------         --------        --------

Total                                   $116,696     $ 66,126          $ 20,653         $ 25,431        $228,906
                                        ========     ========          ========         ========        ========

      Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Westfield Financial's primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2007, Westfield Bank originated loans of approximately $128.6 million, and during the comparable period of 2006, Westfield Bank originated loans of approximately $111.0 million. Under Westfield Bank's residential real estate loan program, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank's residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $230.7 million for the year ended December 31, 2007 and $138.8 million for the year ended December 31, 2006. At December 31, 2007, Westfield Bank had loan commitments to borrowers of approximately $34.9 million, and available home equity and unadvanced lines of credit of approximately $62.0 million.

      Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits decreased $24.8 million during the year ended December 31, 2007 and increased $4.4 million during the year ended December 31, 2006. Time deposit accounts scheduled to mature within one year were $266.2 million at December 31, 2007. Based on Westfield Bank's deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. Westfield Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

      At December 31, 2007, Westfield Bank exceeded each of the applicable regulatory capital requirements. Westfield Bank's tier 1 leverage capital was $212.4 million, or 22.0% to adjusted total assets. Westfield Bank's tier 1 capital to risk weighted assets was $212.4 million or 37.7%. Westfield Bank had total capital to risk weighted assets of $218.1 million or 38.8%.

      Westfield Financial does not anticipate any material capital expenditures during calendar year 2008, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

      In recent years, Westfield Bank's lending activities have emphasized commercial real estate and commercial and industrial loans. Commercial real estate loans have grown $15.4 million or 8.8% since December 31, 2006. Commercial and industrial loans have grown $16.3 million or 16.3% since December 31, 2006. Management believes that Westfield Bank's increased emphasis on commercial lending has allowed it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

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

      The tables below set forth as of December 31, 2007 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.


                      For the Year Ending December 31, 2008
                             (Dollars in thousands)
                 ------------------------------------------------------
                       Changes in           Net Interest
                  Interest Rates (Basis     and Dividend
                        Points)               Income           % Change
                  ---------------------     ------------       --------
                          300                 31,726              1.6%
                          200                 31,500              0.9%
                          100                 31,471              0.8%
                            0                 31,218              0.0%
                         -100                 30,770            - 1.4%
                         -200                 29,124            - 6.7%
                         -300                 27,299            -12.6%

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

Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statement No. 140. This statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the "fair value method"). This statement was effective for new transactions occurring and for subsequent measurement as of January 1, 2007. Management did not adopt the fair value method of accounting for its servicing rights. Therefore, the adoption of this Statement did not have a material impact on Westfield Financial's consolidated financial statements.

      In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Westfield Financial adopted FIN 48 on January 1, 2007 and this adoption did not have a material impact on Westfield Financial's consolidated financial statements. Westfield Financial accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Westfield Financial has no penalties or interest recorded for the year ended December 31, 2007.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for Westfield Financial on January 1, 2008. Management has determined that the adoption of this Statement will not have a material impact on Westfield Financial's consolidated financial statements.

      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, which the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for Westfield Financial on January 1, 2008 and is not expected to have a material impact on Westfield Financial's consolidated financial statement.

      In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations." This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost-allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

      In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Westfield Financial may be found on pages F-1 through F-42 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Management, including Westfield Financial's Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Westfield Financial's Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management including the Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely discussion regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

      o The management of Westfield Financial is responsible for establishing and maintaining adequate internal control over financial reporting. Westfield Financial's internal control system is a process designed to provide reasonable assurance to Westfield Financial's management and board of directors regarding the preparation and fair presentation of published financial statements.

      o Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Westfield Financial's; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Westfield Financial's assets that could have a material effect on our financial statements.

      o Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      o Westfield Financial, Inc.'s management assessed the effectiveness of Westfield Financial's internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, Westfield Financial's internal control over financial reporting is effective based on those criteria.

      o Westfield Financial Inc.'s Independent Registered Public Accounting Firm has issued an audit report on the effective operation of Westfield Financial's internal control over financial reporting as of December 31, 2007. This report appears on pages F-43 and F-44.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The following information included in the Proxy Statement is incorporated herein by reference: "Information About Our Board of Directors," "Information About Our Executive Officers," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

      The following information included in the Proxy Statement is incorporated herein by reference: "Corporate Governance - Compensation Committee Interlocks," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation of Directors and Executive Officers."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers - Compensation Plans and Compensation Plan Tables."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

      The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons" and "Board of Directors Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following information included in the Proxy Statement is incorporated herein by reference: "Principal Accounting Fees and Services."

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

10.3  Form of Director's Deferred Compensation Plan. (5)

10.4  The 401(k) Plan adopted by Westfield Bank. (6)

10.5 Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (7)

10.6  Form of Amended and Restated Deferred Compensation Agreement with Donald
      A. Williams. (5)

10.7 Amended and Restated Employment Agreement between Donald A. Williams and Westfield Bank. (7)

10.8 Amended and Restated Employment Agreement between Michael J. Janosco, Jr. and Westfield Bank. (7)

10.9 Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank. (7)

10.10 Amended and Restated Employment Agreement between Donald A. Williams and Westfield Financial, Inc. (7)

10.11 Amended and Restated Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc. (7)

10.12 Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (7)

10.13 Form of Amended and Restated Change in Control Agreement by and among certain officers, Westfield Financial Inc. and Westfield Bank. (7)

10.14 Agreement between Westfield Bank and Village Mortgage Company. (1)

14.1  Code of Ethics. (8)

23.1  Consent of Wolf & Company, P.C.

31.1  Rule 13a-14(a)/15d-14(a) Certifications

32.1  Section 1350 Certifications

---------------
(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.
(3) Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(6) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006.
(7) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.
(8) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

                                     WESTFIELD FINANCIAL, INC.


                                     By: /s/ Donald A. Williams
                                         -------------------------------
                                         Donald A. Williams
                                         Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

     Name                        Title                             Date
     ----                        -----                             ----

/s/ Donald A. Williams         Chairman and Chief Executive       March 14, 2008
-----------------------------  Officer (Principal Executive
Donald A. Williams             Officer)


/s/ Michael J. Janosco, Jr.    Chief Financial Officer and        March 14, 2008
-----------------------------  Treasurer (Principal Accounting
Michael J. Janosco, Jr.        Officer)


/s/ Victor J. Carra            Director                           March 14, 2008
-----------------------------
Victor J. Carra

/s/ David C. Colton, Jr.       Director                           March 14, 2008
-----------------------------
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.     Director                           March 14, 2008
-----------------------------
Robert T. Crowley, Jr.

/s/ Harry C. Lane              Director                           March 14, 2008
-----------------------------
Harry C. Lane

/s/ William H. McClure         Director                           March 14, 2008
-----------------------------
William H. McClure

/s/ Mary C. O'Neil             Director                           March 14, 2008
-----------------------------
Mary C. O'Neil

/s/ Richard C. Placek          Director                           March 14, 2008
-----------------------------
Richard C. Placek

/s/ Paul R. Pohl               Director                           March 14, 2008
-----------------------------
Paul R. Pohl

/s/ Charles E. Sullivan        Director                           March 14, 2008
-----------------------------
Charles E. Sullivan

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westfield Financial, Inc.


We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Westfield Financial, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of Westfield Financial, Inc.'s internal control over financial reporting.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 11, 2008

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                 December 31,
                                                                                        --------------------------
                                                                                            2007             2006
                                                                                            ----             ----
ASSETS
CASH AND DUE FROM BANKS                                                                 $   16,603      $   51,645

FEDERAL FUNDS SOLD                                                                          21,017          97,659

INTEREST-BEARING DEPOSITS AND OTHER SHORT TERM INVESTMENTS                                       3           5,204
                                                                                        ----------      ----------

CASH AND CASH EQUIVALENTS                                                                   37,623         154,508
                                                                                        ----------      ----------

SECURITIES:
  Available for Sale - at estimated fair value                                              38,051          41,687

  Held to Maturity - at amortized cost (estimated fair value of
  $105,829 at December 31, 2007 and $76,938 at December 31, 2006)                          104,025          77,299

MORTGAGE-BACKED SECURITIES:
  Available for Sale - at estimated fair value                                             206,178         126,942

  Held to Maturity - at amortized cost (estimated fair value of
  $174,550 at December 31, 2007 and $160,709 at December 31, 2006)                         174,594         163,093

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK-AT COST                                     7,510           4,246

LOANS - Net of allowance for loan losses of $5,726 at December 31, 2007 and
 $5,437 at December 31, 2006                                                               414,902         385,184

PREMISES AND EQUIPMENT - NET                                                                12,712          12,247

ACCRUED INTEREST RECEIVABLE                                                                  5,761           4,502

BANK-OWNED LIFE INSURANCE                                                                   32,398          20,619

OTHER ASSETS                                                                                 6,030           6,502
                                                                                        ----------      ----------

TOTAL ASSETS                                                                            $1,039,784      $  996,829
                                                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
DEPOSITS:
  Noninterest-bearing                                                                   $   42,408      $   42,383
  Interest-bearing                                                                         560,268         585,083
                                                                                        ----------      ----------
    Total deposits                                                                         602,676         627,466
                                                                                        ----------      ----------

SHORT-TERM BORROWINGS                                                                       35,268          27,919

LONG-TERM DEBT                                                                             105,000          45,000

OTHER LIABILITIES                                                                           10,308           7,036
                                                                                        ----------      ----------
TOTAL LIABILITIES                                                                          753,252         707,421
                                                                                        ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding
 at December 31, 2007 and December 31, 2006                                                      -               -
Common stock - $.01 par value, 75,000,000 shares authorized, 31,933,549 shares issued and outstanding at December 31, 2007 and
 34,717,000 shares issued and 31,923,903 shares outstanding at December 31, 2006               319             274
Additional paid-in capital                                                                 209,497         201,736
Unallocated common stock of Employee Stock Ownership Plan                                  (11,542)         (4,835)
Unearned compensation                                                                       (5,493)           (405)
Retained earnings                                                                           92,702          93,364
Accumulated other comprehensive income (loss)                                                1,049            (726)
                                                                                        ----------      ----------
   Total stockholders' equity                                                              286,532         289,408
                                                                                        ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $1,039,784      $  996,829
                                                                                        ==========      ==========

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                                      Years Ended December 31,
                                                                                 --------------------------------
                                                                                  2007         2006         2005
                                                                                  ----         ----         ----
INTEREST AND DIVIDEND INCOME:
  Debt securities, taxable                                                      $21,983      $14,396      $11,829
  Residential and commercial real estate loans                                   18,193       17,551       15,901
  Commercial and industrial loans                                                 8,301        7,475        6,409
  Federal funds sold                                                              2,700          770          788
  Debt securities, tax-exempt                                                     1,303        1,230        1,200
  Marketable equity securities                                                      643          501          404
  Consumer loans                                                                    361          410          631
  Interest-bearing deposits and other short term investments                        100          102          144
                                                                                -------      -------      -------

    Total interest and dividend income                                           53,584       42,435       37,306
                                                                                -------      -------      -------

INTEREST EXPENSE:
  Deposits                                                                       19,544       17,268       11,813
  Short-term borrowings                                                             728          627          322
  Long-term debt                                                                  3,136        1,656        1,462
                                                                                -------      -------      -------

    Total interest expense                                                       23,408       19,551       13,597
                                                                                -------      -------      -------

  Net interest and dividend income                                               30,176       22,884       23,709

PROVISION FOR LOAN LOSSES                                                           400          390          465
                                                                                -------      -------      -------

  Net interest and dividend income after provision for loan losses               29,776       22,494       23,244
                                                                                -------      -------      -------

NONINTEREST INCOME:
  Income from bank-owned life insurance                                           1,259          800          758
  Service charges and fees                                                        2,400        2,651        2,595
  Gain (loss) on sales of premises and equipment, net                               546         (378)           -
  Gain on sales of securities, net                                                   41            -           19
  Curtailment of defined benefit life insurance plan                                315            -            -
                                                                                -------      -------      -------

    Total noninterest income                                                      4,561        3,073        3,372
                                                                                -------      -------      -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                 13,739       11,985       11,155
  Occupancy                                                                       2,368        2,060        1,927
  Computer operations                                                             1,447        1,446        1,557
  Professional fees                                                               1,400        1,081          943
  Stationery, supplies and postage                                                  498          510          522
  Other                                                                           2,373        2,308        2,360
                                                                                -------      -------      -------

    Total noninterest expense                                                    21,825       19,390       18,464
                                                                                -------      -------      -------

INCOME BEFORE INCOME TAXES                                                       12,512        6,177        8,152

INCOME TAXES                                                                      3,812        1,523        1,933
                                                                                -------      -------      -------

NET INCOME                                                                      $ 8,700      $ 4,654      $ 6,219
                                                                                =======      =======      =======

EARNINGS PER COMMON SHARE:
  Basic earnings per share                                                      $  0.29      $  0.15      $  0.20
  Diluted earnings per share                                                    $  0.29      $  0.15      $  0.20

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                                                               Restricted                Accumulated
                                 Common Stock      Additional                     Stock                     Other
                                Shares               Paid-In    Unallocated     Unearned     Retained   Comprehensive
                             Outstanding  Amount     Capital        ESOP      Compensation   Earnings   (Loss) Income     Total
                             -----------  ------   ----------   -----------   ------------   --------   -------------   --------


BALANCE, JANUARY 1, 2005      9,954,512     100       34,644       (5,427)       (1,543)       90,399         (122)      118,051

Comprehensive income:
  Net income                          -       -            -            -             -         6,219            -         6,219
  Unrealized losses on
   securities arising
   during the year, net
   of tax benefit of $ 622            -       -            -            -             -             -       (1,043)       (1,043)
  Reclassification for
   gains included in net
   income, net of
   taxes of $7                        -       -            -            -             -             -          (12)          (12)
                                                                                                                        --------
Comprehensive income                  -       -            -            -             -             -            -         5,164
                                                                                                                        --------
Shared-based compensation             -       -          361          300           682             -            -         1,343
Common stock repurchased       (237,400)     (2)      (5,697)           -             -             -            -        (5,699)
Issuance of common stock
 in connection with stock
 option exercises                37,645       -          812            -             -          (271)           -           541
Cash dividends declared
 (0.90 per share)                     -       -            -            -             -        (3,558)           -        (3,558)
                             ----------    ----     --------      --------      -------      --------      -------      --------

BALANCE, DECEMBER 31, 2005    9,754,757      98       30,120       (5,127)         (861)       92,789       (1,177)      115,842

Comprehensive income:
  Net income                          -       -            -            -             -         4,654            -         4,654
  Unrealized gains on
   securities arising
   during the year, net
   of deferred tax
   provision of $204                  -       -            -            -             -             -          374           374
                                                                                                                        --------
Comprehensive income                  -       -            -            -             -             -            -         5,028
                                                                                                                        --------
Adjustment to initially
 apply FASB Statement
 No. 158, net of tax
 benefit of $40                       -       -            -            -             -             -           77            77
Net proceeds from sale
 of common stock                      -     177      171,535            -             -             -            -       171,712
Share-based compensation              -       -          546          292           456             -            -         1,294
Excess tax benefits from
 share-based compensation             -       -          260            -             -             -            -           260
Common stock repurchased        (65,000)     (1)      (1,582)           -             -             -            -        (1,583)
Issuance of common stock
 in connection with
 stock option exercises          39,155       -          857            -             -          (294)           -           563
Cash dividends declared
 ($1.00 per share)                    -       -            -            -             -        (3,785)           -        (3,785)
                             ----------    ----     --------      --------      -------      --------      -------      --------

BALANCE, DECEMBER 31, 2006    9,728,912    $274     $201,736      $(4,835)      $  (405)     $ 93,364      $  (726)     $289,408

Comprehensive income:
  Net income                          -       -            -            -             -         8,700            -         8,700
  Unrealized gains on
   securities arising
   during the year, net
   of deferred tax
   provision of $757                  -       -            -            -             -             -        1,324         1,324
  Reclassification for
   gains included in net
   income, net of tax
   of $15                             -       -            -            -             -             -          (26)          (26)
  Change in gains or
   losses, prior service
   costs or credits, and
   transition assets or
   obligations, net of
   tax benefit of $246                -       -            -            -             -             -          477           477
                                                                                                                        --------
Comprehensive income                  -       -            -            -             -             -            -        10,475
                                                                                                                        --------
Exchange of common stock
 pursuant to
 reorganization (9,728,912
 shares exchanged at a
 3.28138 ratio for
 31,923,903 shares)          21,458,993      38         (358)           -             -             -            -          (320)
Capital contribution
 pursuant to dissolution
 of Mutual Holding Co.                -       -            -            -             -         2,713            -         2,713
Share-based compensation              -       -          738          653           751             -            -         2,142
Issuance of restricted
 stock                                -       -        5,839            -        (5,839)            -            -             -
Excess tax benefits from
 share-based compensation             -       -          222            -             -             -            -           222
Purchase of ESOP Shares         736,000       7        7,353       (7,360)            -             -            -             -
Purchase of common stock
 in connection with
 recognition and
 retention plan                       -       -       (6,075)           -             -             -            -        (6,075)
Issuance of common stock
 in connection with stock
 option                           9,574       -           42            -             -             -            -            42
Issuance of common stock             70       -            -            -             -             -            -             -
Cash dividends declared
 ($.40 per share)                     -       -            -            -             -       (12,075)           -       (12,075)

BALANCE, DECEMBER 31, 2007   31,933,549    $319     $209,497      $(11,542)     $(5,493)     $ 92,702      $ 1,049      $286,532
                             ==========    ====     ========      ========      =======      ========      =======      ========

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                    2007           2006          2005
                                                                                    ----           ----          ----
OPERATING ACTIVITIES:
  Net income                                                                      $   8,700      $  4,654      $  6,219
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                           400           390           465
    Depreciation and amortization of premises and equipment                           1,096         1,030           950
    Net amortization of premiums and discounts on securities, mortgage-
     backed securities and mortgage loans                                               321           657         1,080
    Shared-based compensation expense                                                 2,142         1,294         1,343
    Excess tax benefits from share-based compensation                                  (222)         (260)            -
    (Gain) loss on sale of premises and equipment, net                                 (546)          378             -
    Net gains on sales of securities                                                    (41)            -           (19)
    Deferred income tax benefit                                                        (184)         (256)         (334)
    Income from bank-owned life insurance                                            (1,259)         (800)         (758)
  Changes in assets and liabilities:
    Accrued interest receivable                                                      (1,259)         (649)         (302)
    Other assets                                                                        376          (436)          857
    Other liabilities                                                                 3,494           530           151
                                                                                  ---------      --------      --------
      Net cash provided by operating activities                                      13,018         6,532         9,652
                                                                                  ---------      --------      --------
INVESTING ACTIVITIES:
  Securities, held to maturity:
    Purchases                                                                       (41,738)      (17,097)      (11,131)
    Proceeds from calls, maturities, and principal collections                       15,000        13,000         9,000
  Securities, available for sale:
    Purchases                                                                       (26,281)      (21,295)      (17,982)
    Proceeds from sales                                                              15,147         5,000         3,833
    Proceeds from calls, maturities, and principal collections                       15,023         3,000           548
  Mortgage-backed securities, held to maturity:
    Purchases                                                                       (51,336)      (48,727)      (24,979)
    Principal collections                                                            39,560        37,368        47,528
  Mortgage-backed securities, available for sale:
    Purchases                                                                      (111,304)      (51,720)      (71,791)
    Proceeds from sales                                                                 272             -        16,962
    Principal collections                                                            33,634        26,307        25,305
  Purchase of Federal Home Loan Bank of Boston and other stock                       (3,481)           (9)            -
  Proceeds from redemption of Federal Home Loan Bank of Boston stock                    217             -             -
  Purchase of residential mortgages                                                  (1,759)      (11,845)       (1,236)
  Net decrease (increase) in loans                                                  (28,388)        5,080        (9,528)
  Purchases of premises and equipment                                                (1,935)       (2,618)         (493)
  Proceeds from sale of premises and equipment                                          920            10             -
  Purchase of bank-owned life insurance                                             (10,520)            -        (1,813)
                                                                                  ---------      --------      --------
      Net cash used in investing activities                                        (156,969)      (63,546)      (35,777)
                                                                                  ---------      --------      --------
FINANCING ACTIVITIES:
  (Decrease) increase in deposits                                                   (24,790)        4,421        10,424
  Net change in short-term borrowings                                                 7,349        13,478          (174)
  Repayment of long-term debt                                                       (20,000)      (10,000)       (5,000)
  Proceeds from long-term debt                                                       80,000        10,000         5,000
  Net proceeds from sale of common stock                                                  -       171,712             -
  Exchange of common stock pursuant to reorganization                                  (320)            -             -
  Capital contribution pursuant to dissolution of MHC                                 2,713             -             -
  Cash dividends paid                                                               (12,075)       (3,785)       (3,558)
  Common stock repurchased                                                                -        (1,583)       (5,699)
  Issuance of common stock in connection with stock option exercises                     42           563           541
  Purchase of common stock in connection with retention and
   recognition plan                                                                  (6,075)            -             -
  Excess tax benefits from share-based compensation                                     222           260             -
                                                                                  ---------      --------      --------

      Net cash provided by financing activities                                      27,066       185,066         1,534
                                                                                  ---------      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                           (116,885)      128,052       (24,591)

  Beginning of year                                                                 154,508        26,456        51,047
                                                                                  ---------      --------      --------
  End of year                                                                     $  37,623      $154,508      $ 26,456
                                                                                  =========      ========      ========

See notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (the "Company" or "Westfield Financial") was organized as a Massachusetts-chartered stock holding company in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company. As part of the reorganization, Westfield Financial offered for sale 47% of its common stock. The remaining 53% of Westfield Financial's shares were issued to Westfield Mutual Holding Company. The reorganization and related stock offering were completed on December 27, 2001.

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

      Westfield Bank (the "Bank") is a federally-chartered stock savings bank subsidiary of Westfield Financial. Westfield Bank's deposits are insured to the limits specified by the Federal Deposit Insurance Corporation ("FDIC"). Westfield Bank operates eleven branches in Western Massachusetts. Westfield Bank's primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

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

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Elm Street Securities Corporation, WFD Securities Corporation as well as Westfield Securities Corp., prior to its dissolution. All material intercompany balances and transactions have been eliminated in consolidation.

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

      Cash and Cash Equivalents - The Company defines cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. Cash and due from banks at December 31, 2007 and 2006 includes partially restricted cash of approximately $351,000, and $417,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

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

      Loans - Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible. The Company's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an auto dealer is normally based upon a spread that a dealer adds on the loan base rate set by the Company.

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

      Premises and Equipment - Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the expected lease term, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The estimated useful lives of the assets are as follows:

                                                                  Years
                                                                  -----

            Buildings                                              39
            Leasehold Improvements                                5-20
            Furniture and Equipment                                3-7

      The cost of maintenance and repairs is charged to expense when incurred. Major expenditures for betterments are capitalized and depreciated.

      Other Real Estate Owned - Other real estate owned represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the related loan, or the estimated fair value of the real estate acquired, net of estimated selling costs. Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to other real estate owned. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Operating costs associated with other real estate owned are expensed as incurred. There was no other real estate owned at December 31, 2007 and 2006, respectively.

      Retirement Plans and Employee Benefits - The Company provides a defined benefit pension plan for eligible employees through membership in the Savings Banks Employees Retirement Association ("SBERA"). The Company's policy is to fund pension cost as accrued. Employees are also eligible to participate in a 401(k) plan through the Principal Financial Group. The Company makes matching contributions to this plan at 50% of up to 6% of the employees' eligible compensation.

      The Company currently offers postretirement life insurance benefits to retired employees. Such postretirement benefits represent a form of deferred compensation which requires that the cost and obligations of such benefits are recognized in the period in which services are rendered.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans" ("SFAS 158"), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclosure additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements.

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

      Earnings per common share for the years ended December 31, have been computed based on the following:

                                                                           2007           2006           2005
                                                                           ----           ----           ----
                                                                          (In thousands, except per share data)
      Net income available to common stockholders                         $ 8,700        $ 4,654        $ 6,219
                                                                          =======        =======        =======
      Weighted average number of common shares outstanding                 29,897         30,657         31,066
      Effect of dilutive stock awards and options                             501            543            757
                                                                          -------        -------        -------
      Adjusted weighted average number of common shares
       outstanding used to calculate diluted earnings per
       common shares                                                       30,398         31,200         31,823
                                                                          =======        =======        =======

      Basic earnings per share                                            $  0.29        $  0.15        $  0.20

      Diluted earnings per share                                          $  0.29        $  0.15        $  0.20

      Stock options and awards that would have an antidilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2007, 1,501,857 shares were anti-dilutive. No shares were anti-dilutive at December 31, 2006 and 2005.

      Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

      Adoption of SFAS 123(R) Share-Based Payment - On January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)" or the "Statement"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The effect of SFAS 123(R) is that entities are required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company uses the binomial model for its adoption of the Statement.

      The Company adopted SFAS 123(R) using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123(R). Also under this method, expense is recognized for awards that were granted prior to January 1, 2006 but vest after January 1, 2006, based on the fair value determined at the grant date under SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123). Prior to the adoption of SFAS 123(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

      The adoption of SFAS 123(R) by the Company resulted in additional share-based compensation expense of $418,000 and $293,000, and related tax benefit of $101,000 and $69,000 for the years ended December 31, 2007 and 2006, respectively. The increase in stock-based compensation expense resulted in a $0.01 decrease in basic earnings per share and a $0.01 decrease in diluted earnings per share for the years ended December 31, 2007 and 2006. As of December 31, 2007, the compensation cost of unvested stock options amounted to $3.8 million, with a related tax benefit of $1.0 million.

      Had compensation cost been determined based on the fair value at the grant date of awards under the plans consistent with the method prescribed by SFAS 123(R), the Company's net income and income per share for the year ended December 31, 2005 and would have been adjusted to the pro forma amounts as follows:

                                                          (In thousands, except
                                                             per share data)

       Net income, as reported                                   $ 6,219

         Less:  Compensation expense determined
         under fair value based method for all awards,
         net of tax effects                                         (333)
                                                                 -------
             Pro forma net income                                $ 5,886
                                                                 =======

       Net income per share:
        Basic as reported                                        $  0.20
        Basic pro forma                                             0.19
        Diluted as reported                                         0.20
        Diluted pro forma                                           0.19

      The fair value of each option grant is estimated on the date of grant using the binomial pricing model with the following weighted average assumptions:

      Options granted under the 2002 Stock Option Plan:

                                                  Years Ended December 31,
                                                     2007           2005
                                                     ----           ----

          Expected dividend yield low                 1.98%          1.62%
          Expected dividend yield high                3.00%          3.00%
          Expected life                                 10 years       10 years
          Expected volatility                        16.39%         21.16%
          Risk-free interest rate                     4.83%          4.19%

      Options granted under the 2007 Stock Option Plan:

          Expected dividend yield low                 1.99 %            -
          Expected dividend yield high                3.00 %            -
          Expected life                                 10 years        -
          Expected volatility                        20.39 %            -
          Risk-free interest rate                     4.53 %            -


      No stock options were granted in 2006.

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

      The components of other comprehensive income/loss and related tax effects are as follows:

                                                     Years Ended December 31,
                                                    2007      2006        2005
                                                    ----      ----        ----
                                                         (In thousands)

      Unrealized holding gains (losses) on
       available for sale securities               $2,096     $ 578     $(1,665)
      Reclassification adjustment for gains
       realized in income                             (41)        -         (19)
                                                   ------     -----     -------
      Net unrealized gains (losses)                 2,055       578      (1,684)
      Tax effect                                     (757)     (204)        629
                                                   ------     -----     -------
        Net-of-tax amount                           1,298       374      (1,055)
                                                   ------     -----     -------

      Gains arising during the period
       pertaining to defined benefit plans            734         -           -
                                                   ------     -----     -------
      Reclassification adjustment for
       transition obligation recognized in
       net periodic benefit cost pertaining
       to defined benefit plans                       (11)        -           -
      Net adjustments pertaining to defined
       benefit plans                                  723         -           -
                                                   ------     -----     -------
      Tax effect                                     (246)        -           -
                                                   ------     -----     -------
        Net-of-tax amount                             477         -           -
                                                   ------     -----     -------
                                                   $1,775     $ 374     $(1,055)
                                                   ======     =====     =======

      The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

                                                                December 31,
                                                              2007        2006
                                                             ------     -------
                                                               (In thousands)

           Net unrealized gain (loss) on securities available
            for sale                                         $  781     $(1,274)
           Tax effect                                          (286)        471
                                                             ------     -------
             Net-of-tax amount                                  495        (803)
                                                             ------     -------

           Unrecognized transition liability pertaining to
            defined benefit plans                                81          92
           Unrecognized deferred gain pertaining to defined
            benefit plans                                       759          25
                                                             ------     -------
                                                                840         117
           Tax effect                                          (286)        (40)
                                                             ------     -------
             Net-of-tax amount                                  554          77
                                                             ------     -------

                                                             $1,049     $  (726)
                                                             ======     =======

      An actuarial gain of $35,000 is included in accumulated other comprehensive income at December 31, 2007, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2008. A transition asset of $11,000 is included in accumulated other comprehensive income at December 31, 2007, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2008.

      Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the "fair value method"). This Statement was effective for new transactions occurring and for subsequent measurement as of January 1, 2007. Management did not adopt the fair value method of accounting for its servicing rights, therefore, the adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

      In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN
      48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007 and this adoption did not have a material impact on the Company's consolidated financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company has no penalties or interest recorded for the year ended December 31, 2007.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008. Management has determined that the adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

      In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations." This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost-allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date, and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

      In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

2.    SECURITIES

      Securities are summarized as follows:




                                                             December 31, 2007
                                            --------------------------------------------------
                                                            Gross        Gross     Estimated
                                            Amortized    Unrealized   Unrealized     Fair
                                               Cost         Gains       Losses       Value
                                            ---------    ----------   ----------   ---------
                                                              (In thousands)

      Held to maturity:
        Government-sponsored enterprises     $ 71,884      $1,444      $   20      $ 73,308
        Municipal bonds                        32,141         442          62        32,521
                                             --------      ------      ------      --------

      Total held to maturity                  104,025       1,886          82       105,829
                                             --------      ------      ------      --------

      Available for sale:
        Government-sponsored enterprises       30,022         308           -        30,330
        Municipal bonds                           852          29           -           881
        Equity securities                       7,364           -         524         6,840
                                             --------      ------      ------      --------

      Total available for sale                 38,238         337         524        38,051
                                             --------      ------      ------      --------

      Total Securities                       $142,263      $2,223      $  606      $143,880
                                             ========      ======      ======      ========

                                                             December 31, 2006
                                            --------------------------------------------------
                                                            Gross        Gross     Estimated
                                            Amortized    Unrealized   Unrealized     Fair
                                               Cost         Gains       Losses       Value
                                            ---------    ----------   ----------   ---------
                                                              (In thousands)

      Held to maturity:
        Government-sponsored enterprises     $ 47,095      $   42      $  586      $ 46,551
        Municipal bonds                        30,204         316         133        30,387
                                             --------      ------      ------      --------

      Total held to maturity                   77,299         358         719        76,938
                                             --------      ------      ------      --------

      Available for sale:
        Government-sponsored enterprises       34,821          79         209        34,691
        Equity securities                       7,260           -         264         6,996
                                             --------      ------      ------      --------

      Total available for sale                 42,081          79         473        41,687
                                             --------      ------      ------      --------


      Total Securities                       $119,380      $  437      $1,192      $118,625
                                             ========      ======      ======      ========

      Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                               December 31, 2007
                                               ------------------------------------------------
                                               Less than Twelve Months      Over Twelve Months
                                               -----------------------    ---------------------
                                                  Gross                      Gross
                                               Unrealized       Fair      Unrealized     Fair
                                                 Losses         Value       Losses       Value
                                               ----------       -----     ----------     -----
                                                                (In thousands)


      Held to maturity:
        Government-sponsored enterprises         $   -         $     -      $   20      $ 7,992
        Municipal bonds                             27           3,131          35        2,777
                                                  ----         -------      ------      -------

      Total held to maturity                        27           3,131          55       10,769
                                                  ----         -------      ------      -------

      Available for sale:
        Equity securities                            -               -         524        5,477
                                                  ----         -------      ------      -------

      Total available for sale                       -               -         524        5,477
                                                  ----         -------      ------      -------

      Total temporarily impaired securities       $ 27         $ 3,131      $  579      $16,246
                                                  ====         =======      ======      =======

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
                                                  ====         =======      ======      =======

      At December 31, 2007, five debt securities have gross unrealized losses of 0.9% from the Company's amortized cost basis of temporarily impaired debt securities which existed for less than twelve months. Because these losses relate to highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2007, four debt securities have gross unrealized losses of 0.5% from the Company's amortized cost basis of temporarily impaired debt securities which existed for greater than twelve months. Because these losses relate to government-sponsored enterprises and highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2007, three equity securities have an unrealized loss of 2.9% from the Company's cost basis which existed for greater than twelve months and is principally related to fluctuations in interest rates. These losses relate to mutual funds which invest primarily in short-term debt instruments and adjustable rate mortgage-backed securities. Because these losses are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

      At December 31, 2007, one equity security has an unrealized loss of 37.8% from the Company's cost basis. The security is an adjustable rate preferred stock issued by a government-sponsored enterprise. The unrealized loss is related to both fluctuations in interest rates and recent conditions regarding the issuer's capital. The issues regarding the issuer's capital affected the estimated fair value beginning in December 2007. Management feels that because the decline occurred recently and the Company has the intent and ability to hold the security a writedown at December 31, 2007 is not necessary.

      The amortized cost and fair value of debt securities at December 31, 2007, by maturity, are shown below. Actual maturities may differ form contractual maturities because certain issues have the right to call or repay obligations.

                                                     Amortized       Estimated
                                                        Cost         Fair Value
                                                     ---------       ---------
                                                           (In thousands)
      Held to maturity:
        Due in one year or less                     $  3,000           $  2,992
        Due after one year through five years         26,788             27,233
        Due after five years through ten years        60,386             61,566
        Due after ten years                           13,851             14,038
                                                    --------           --------

      Total held to maturity                        $104,025           $105,829
                                                    ========           ========

      Available for sale:
        Due in one year or less                     $      -           $      -
        Due after one year through five years          5,000              5,037
        Due after five years through ten years        25,874             26,174
        Due after ten years                                -                  -
                                                    --------           --------

      Total available for sale                      $ 30,874           $ 31,211
                                                    ========           ========


      Proceeds from the sale of securities available for sale amounted to $15.1 million, $5.0 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

      Gross realized gains of $51,000, $0, and $34,000, and gross realized losses of $13,000, $0, and $1,000 were recorded on securities during the years ended December 31, 2007, 2006, and 2005, respectively. There were no impairment losses recognized during the years ended December 31, 2007, 2006 and 2005.

      Securities with a carrying value of $49 million and $40 million were pledged as collateral to the Federal Reserve Bank of Boston at December 31, 2007 and 2006, respectively, to secure public deposits and repurchase agreements.

      Net unrealized losses on securities available for sale, net of tax were $107,000 and $240,000 at December 31, 2007 and 2006, respectively.

3.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:

                                                                        December 31, 2007
                                                      ----------------------------------------------------
                                                                      Gross          Gross      Estimated
                                                       Amortized    Unrealized     Unrealized     Fair
                                                          Cost         Gains         Losses       Value
                                                       ---------    ----------     ----------   ---------
                                                                         (In thousands)
      Held to maturity:
        Fannie Mae                                      $102,354       $ 669         $  753      $102,270
        Freddie Mac                                       55,251         341            259        55,333
        Ginnie Mae                                        10,208          18             30        10,196
        Collateralized mortgage obligations                6,781          35             65         6,751
                                                        --------       -----         ------      --------
      Total held to maturity                             174,594       1,063          1,107       174,550
                                                        --------       -----         ------      --------

      Available for sale:
        Fannie Mae                                      $ 74,062       $ 669         $   73      $ 74,658
        Freddie Mac                                       86,411         917            126        87,202
        Ginnie Mae                                         5,674          29             16         5,687
        Collateralized mortgage obligations               39,063          75            507        38,631
                                                        --------       -----         ------      --------

      Total available for sale                           205,210       1,690            722       206,178
                                                        --------       -----         ------      --------

      Total Mortgage-Backed Securities                  $379,804       $2,753        $1,829      $380,728
                                                        ========       =====         ======      ========

                                                                        December 31, 2006
                                                      ----------------------------------------------------
                                                                      Gross          Gross      Estimated
                                                       Amortized    Unrealized     Unrealized     Fair
                                                          Cost         Gains         Losses       Value
                                                       ---------    ----------     ----------   ---------
                                                                         (In thousands)

      Held to maturity:
        Fannie Mae                                      $103,344       $ 181         $1,945      $101,580
        Freddie Mac                                       41,418         129            448        41,099
        Ginnie Mae                                        13,425           1            274        13,152
        Collateralized mortgage obligations                4,906           -             28         4,878
                                                        --------       -----         ------      --------
      Total held to maturity                             163,093         311          2,695       160,709
                                                        --------       -----         ------      --------

      Available for sale:
        Fannie Mae
        Freddie Mac                                     $ 47,203       $  20         $  493      $ 46,730
        Ginnie Mae                                        49,554         109            285        49,378
        Other pass-through securities                      8,635          10            102         8,543
        Collateralized mortgage obligations               22,430          46            185        22,291
                                                        --------       -----         ------      --------

      Total available for sale                           127,822         185          1,065       126,942
                                                        --------       -----         ------      --------

      Total Mortgage-Backed Securities                  $290,915       $ 496         $3,760      $287,651
                                                        ========       =====         ======      ========

      Proceeds from the sale of mortgage-backed securities available for sale amounted to $272,000, $0, and $17.0 million at December 31, 2007, 2006 and 2005, respectively.

      Gross realized gains of $3,000, $0 and $27,000 and gross realized losses of $0, $0, and $41,000 were recorded on sales of mortgage-backed securities during the years ended December 31, 2007, 2006, and 2005, respectively.

      Net unrealized gains (losses) on mortgage-backed securities available for sale, net of tax were $602,000 and ($563,000) at December 31, 2007 and 2006, respectively.

      Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                                         December 31, 2007
                                                  ------------------------------------------------------------
                                                     Less than Twelve Months            Over Twelve Months
                                                   --------------------------       --------------------------
                                                      Gross         Estimated          Gross         Estimated
                                                    Unrealized         Fair         Unrealized          Fair
                                                      Losses          Value           Losses           Value
                                                    ----------      ---------       ----------       ----------
                                                                          (In thousands)
      Held to maturity:
        Fannie Mae                                     $   2         $   484         $  751           $43,522
        Freddie Mac                                       27           3,612            232            10,717
        Ginnie Mae                                         5           2,376             25             3,115
        Collateralized mortgage obligations               65           4,458              -                 -
                                                       -----         -------         ------           -------

      Total held to maturity                              99          10,930          1,008            57,354
                                                       -----         -------         ------           -------

      Available for sale:
        Fannie Mae                                         2           2,294             71            13,070
        Freddie Mac                                       67           8,624             59             6,803
        Ginnie Mae                                         1             236             15             2,585
        Collateralized mortgage obligations              471          23,104             36             2,596
                                                       -----         -------         ------           -------

      Total available for sale                           541          34,258            181            25,054
                                                       -----         -------         ------           -------

      Total temporarily impaired securities            $ 640         $45,188         $1,189           $82,408
                                                       =====         =======         ======           =======


                                                                         December 31, 2007
                                                  ------------------------------------------------------------
                                                     Less than Twelve Months            Over Twelve Months
                                                   --------------------------       --------------------------
                                                                          (In thousands)
                                                      Gross         Estimated          Gross         Estimated
                                                    Unrealized         Fair         Unrealized          Fair
                                                      Losses          Value           Losses           Value
                                                    ----------      ---------       ----------       ----------

      Held to maturity:
        Fannie Mae                                     $  15         $ 3,176         $1,930           $67,630
        Freddie Mac                                       13             772            435            18,793
        Ginnie Mae                                         1             361            273            12,699
        Collateralized mortgage obligations               28           4,878              -                 -
                                                       -----         -------         ------           -------
      Total held to maturity                              57           9,187          2,638            99,122
                                                       -----         -------         ------           -------
      Available for sale:
        Fannie Mae
        Freddie Mac                                       19          10,960            474            30,842
        Ginnie Mae                                        29          10,681            256            24,820
        Other pass-thru securities                         -               -            102             6,496
        Collateralized mortgage obligations              182          14,061              3             3,604
                                                       -----         -------         ------           -------

      Total available for sale                           230          35,702            835            65,762
                                                       -----         -------         ------           -------

      Total temporarily impaired securities            $ 287         $44,889         $3,473           $164,884
                                                       =====         =======         ======           =======

      At December 31, 2007, twenty-six mortgage-backed securities have gross unrealized losses of 1.4% from the Bank's amortized cost basis which existed for less than twelve months. At December 31, 2007, eighty mortgage-backed securities have gross unrealized losses of 1.4% from the Bank's amortized cost basis which existed for greater than twelve months. Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

4.    LOANS

      Loans consisted of the following amounts:
                                                              December 31,
                                                        -----------------------
                                                          2007            2006
                                                        -----------------------
                                                             (In thousands)

      Commercial real estate                            $189,964       $174,556
      Residential real estate:
        Owner-occupied 1-4 family loans                   63,929         70,640
        Other residential real estate loans               44,181         38,900
      Commercial and industrial                          116,514        100,237
      Consumer                                             5,479          5,841
                                                        --------       --------
        Total Loans                                      420,067        390,174
      Unearned premiums and deferred loan
       fees and costs, net                                   561            447
      Allowance for loan losses                           (5,726)        (5,437)
                                                        --------       --------
                                                        $414,902       $385,184
                                                        ========       ========

     The following table summarizes information regarding impaired loans:

                                                              December 31,
                                                            -----------------
                                                            2007         2006
                                                            -----------------
                                                              (In thousands)

    Impaired loans without a valuation allowance            $ 196        $  84
    Impaired loans with a valuation allowance                   -           55
                                                            -----        -----
    Total impaired loans                                    $ 196        $ 139
                                                            =====        =====

    Specific allowance for impaired loans                   $   -        $  20
                                                            =====        =====

    Impaired loans in nonaccrual status                     $ 196        $ 139
                                                            =====        =====

                                                          Years Ended
                                                          December 31,
                                                     -------------------------
                                                     2007       2006      2005
                                                     -------------------------
                                                          (In thousands)

      Average recorded investment in impaired
       loans                                        $  119     $  490    $1,532
      Income recorded on cash basis during the
       period for impaired loans                        28       300          -

      No additional funds are committed to be advanced in connection with impaired loans.

      There were no restructured loans during the years ended December 31, 2007, 2006 and 2005.

      Nonaccrual loans at December 31, 2007, 2006 and 2005 and related interest income are summarized as follows:

                                                     At or For the Years Ended
                                                           December 31,
                                                     -------------------------
                                                     2007       2006      2005
                                                     -------------------------
                                                          (In thousands)

      Nonaccrual loans                              $1,202     $1,028    $1,919
      Interest income that would have been
       recorded under the original terms                65         67       176

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $10.5 million and $13.0 million at December 31, 2007 and 2006, respectively. Net service fee income of $17,000, $22,000, and $24,000 was recorded for the years ended December 31, 2007, 2006, and 2005, respectively, and is included in service charges and fees on the consolidated statements of income.

5.    ALLOWANCE FOR LOAN LOSSES

      An analysis of changes in the allowance for loan losses is as follows:

                                                          Years Ended
                                                          December 31,
                                                  2007        2006        2005
                                                 -----------------------------
                                                         (In thousands)

      Balance, beginning of year                 $5,437      $5,422      $5,277
      Provision                                     400         390         465
      Charge-offs                                  (317)       (584)       (612)
      Recoveries                                    206         209         292
                                                 ------      ------      ------

      Balance, end of year                       $5,726      $5,437      $5,422
                                                 ======      ======      ======



6.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:

                                                               December 31,
                                                           --------------------
                                                            2007          2006
                                                           --------------------
                                                              (In thousands)

      Land                                                 $ 1,826      $ 2,201
      Buildings                                             11,751       10,008
      Leasehold improvements                                 1,435        1,435
      Furniture and equipment                                7,173        6,174
      Construction in process                                   28          835
                                                           -------      -------
      Total                                                 22,213       20,653

      Accumulated depreciation and amortization             (9,501)      (8,406)
                                                           -------      -------

      Premises and equipment, net                          $12,712      $12,247
                                                           =======      =======

      Depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 amounted to $1,096,000, $1,030,000, and $950,000, respectively.

7.    DEPOSITS

      Deposit accounts by type and weighted average rates are summarized as follows:

                                                      December 31,
                                        ---------------------------------------
                                               2007                  2006
                                        ----------------       ----------------
                                         Amount     Rate       Amount     Rate
                                        ----------------       ----------------
                                                (Dollars in thousands)

      Demand and Now:
        Now accounts                    $ 85,316      1.62%    $ 80,527    1.40%
        Demand accounts                   42,408         -       42,383       -

      Savings:
        Regular accounts                  47,072      1.24       36,110    0.50
        Money market accounts             74,601      1.24       94,441    1.51

      Time certificates of deposit       353,279      4.44      374,005    4.39
                                        --------              ---------

      Total Deposits                    $602,676      3.08%   $ 627,466    3.05%
                                        ========              =========

      Time deposits of $100,000 or more totaled approximately $90.8 million and $93.5 million at December 31, 2007 and 2006, respectively. Interest expense on such deposits totaled $4.4 million, $3.6 million and $2.0 million for the years ended December 31, 2007, 2006, and 2005 respectively.

      Cash paid for interest on deposits and borrowings was:

                                                            Years Ended
                                                            December 31,
                                                  -----------------------------
                                                    2007       2006      2005
                                                  -----------------------------
                                                         (In thousands)

      Deposits                                    $19,429    $17,249    $11,807
      Customer repurchase agreements                  592        438        312
      Federal Home Loan Bank of Boston advances     3,020      1,785      1,462
                                                  -------    -------    -------
      Total                                       $23,041    $19,472    $13,581
                                                  =======    =======    =======

      At December 31, 2007, the scheduled maturities of time certificates of deposit (in thousands) are as follows:

                             2008                $266,234
                             2009                  58,436
                             2010                  21,370
                             2011                   6,932
                             2012                     307
                                                 --------
                                                 $353,279
                                                 ========

      Interest expense on deposits for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:


                                                            Years Ended
                                                            December 31,
                                                  -----------------------------
                                                    2007       2006      2005
                                                  -----------------------------
                                                         (In thousands)

      Savings                                     $   329    $   226    $   217
      Money market accounts                         1,301      1,684      2,117
      Time certificates of deposit                 16,574     14,450      9,154
      Other interest bearing                        1,340        908        325
                                                  -------    -------    -------
                                                  $19,544    $17,268    $11,813
                                                  =======    =======    =======

8.    CUSTOMER REPURCHASE AGREEMENTS

      The following table summarizes information regarding repurchase agreements:

                                                               Years Ended
                                                               December 31,
                                                          ----------------------
                                                            2007        2006
                                                          ----------------------
                                                          (Dollars in thousands)

      Balance outstanding, end of year                     $16,824     $17,919
      Maximum amount outstanding at any month end
       during year                                          23,619      20,137
      Average amount outstanding during year                19,967      16,632
      Weighted average interest rate, end of year             2.65%       3.03%
      Amortized cost of collateral pledged, end of year     44,477      30,380
      Fair value of collateral pledged, end of year         45,299      29,995


      The Company`s repurchase agreements are collateralized by government-sponsored enterprises and certain mortgage-backed securities. The weighted average interest rate on the pledged collateral was 4.96% at December 31, 2007.

9.    SHORT-TERM BORROWINGS

      Federal Home Loan Bank Advances - Federal Home Loan Bank advances with an original maturity of less than one year, amounted to $18.0 million and $10.0 million at December 31, 2007 and 2006, respectively, at a weighted average rate of 4.68% and 5.43%, respectively.

      The Company has an "Ideal Way" line of credit with the Federal Home Loan Bank of Boston for $9,541,000 for the years ended December 31, 2008 and 2007. Interest on this line of credit is payable at a rate determined and reset by the Federal Home Loan Bank on a daily basis. The outstanding principal shall be due daily but the portion not repaid will be automatically renewed. $444,000 was outstanding under this line at December 31, 2007 and no amount at December 31, 2006. The weighted average interest rate on this outstanding principal was 4.20% at December 31, 2007.

      Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loans and certain mortgage-back securities.

10.   LONG-TERM DEBT

      The following fixed rate advances are collateralized by a blanket lien on the Company's residential real estate loans and certain mortgage-backed securities.

                                                            Weighted Average
                                            Amount                Rate
                                         December 31,         December 31,
                                   -----------------------------------------
                                     2007         2006      2007        2006
                                   -----------------------------------------
          Year of Maturity                (Dollars in thousands)

                2007               $      -      $20,000       -%       3.1%
                2008                 20,000       15,000     4.7        4.4
                2009                 30,000        5,000     4.8        3.3
                2010                 30,000            -     4.5          -
                2012                 20,000            -     4.6          -
                2014                  5,000        5,000     5.0        5.0
                                   --------      -------     ---        ---
           Total advances          $105,000      $45,000     4.7%       4.1%
                                   ========      =======     ===        ===

      At December 31, 2007, the Company had $20.0 million in callable Federal Home Loan Bank of Boston advances. Of this amount, $10.0 million is callable on September 8, 2008 and $10.0 million is callable on December 15, 2008.

11.   STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

      Stock Options - Under Westfield Financial's 2002 Stock Option Plan and 2007 Stock Option Plan, Westfield Financial may grant options to its directors, officers, and employees of up to 1,631,682 shares and 1,560,101 shares, respectively, of common stock. Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of Westfield Financial's stock the date of grant with a maximum term of ten years. All options currently outstanding vest at 20% per year.

      As of May 2007, all remaining shares under the 2002 Stock Option Plan were fully allocated and no shares are currently available for future grants. The 2007 Stock Option Plan was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August, 2007, 1,351,702 shares of common stock were granted from the 2007 Stock Option Plan. At December 31, 2007, 208,399 shares were available for future grants.

      A summary of the status of Westfield Financial's stock options at December 31, 2007 is presented below:

                                                                Weighted Average
                                                 Shares          Exercise Price
                                                 ------         ----------------

          Balance at December 31, 2005            1,345,531         $ 4.42
          Granted                                         -              -
          Exercised                                (128,481)          4.39
                                                  ---------
          Balance at December 31, 2006            1,217,050           4.43

          Granted under 2002 Stock Option Plan      150,155          10.11
          Granted under 2007 Stock Option Plan    1,351,702          10.04
          Exercised                                  (9,574)          4.39
                                                  ---------
          Balance at December 31, 2007            2,709,333         $ 7.54
                                                  =========

      The weighted average fair value of the options granted in 2007 and 2005 were $2.67 per share and $2.08 per share, respectively. No options were granted during the twelve months ended December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $57,000, $526,000 and $405,000, respectively.
      Cash received for options exercised during the years ended December 31, 2007, 2006, and 2005 was $42,000, $563,000 and $541,000, respectively. At
      December 31, 2007, total unrecognized compensation cost for stock options was $3.8 million, with a remaining life of 4.8 years.

      Information pertaining to options outstanding at December 31, 2007, 2006 and 2005 is as follows:


                                                        December 31, 2007
      ----------------------------------------------------------------------------------------------------------------------
                                               Aggregate                                                         Aggregate
                                             Intrinsic Value        Weighted Average                          Intrinsic Value
      Exercise            Number             of Outstanding            Remaining               Number         of Exercisable
        Price           Outstanding              Shares             Contractual Life        Exercisable           Shares
      --------          -----------       -------------------       ----------------        -----------       ---------------
                                             (In thousands)                                                   (In thousands)
      $ 4.39             1,191,070              $6,325                 4.6 Years             1,191,070            $6,325
        7.62                 8,203                  17                 6.1 Years                 6,562                14
        7.52                 8,203                  18                 7.1 Years                 4,922                11
       10.11               150,155                 (62)                9.4 Years                     -                 -
       10.04             1,351,702                (460)                9.6 Years                     -                 -
                         ---------              ------                                       ---------            ------
                         2,709,333              $5,838                                       1,202,554            $6,350
                         =========              ======                                       =========            ======

                                                        December 31, 2006
      ----------------------------------------------------------------------------------------------------------------------
                                               Aggregate                                                         Aggregate
                                             Intrinsic Value        Weighted Average                          Intrinsic Value
      Exercise            Number             of Outstanding            Remaining               Number         of Exercisable
        Price           Outstanding              Shares             Contractual Life        Exercisable           Shares
      --------          -----------       -------------------       ----------------        -----------       ---------------
                                             (In thousands)                                                   (In thousands)
      $ 4.39             1,200,644              $7,384                 5.6 Years               954,878            $5,872
        7.62                 8,203                  24                 7.1 Years                 4,922                14
        7.52                 8,203                  25                 8.1 Years                 3,231                10
                         ---------              ------                                       ---------            ------
                         1,217,050              $7,433                                         963,081            $5,896
                         =========              ======                                       =========            ======

                                                        December 31, 2005
      ----------------------------------------------------------------------------------------------------------------------
                                               Aggregate                                                         Aggregate
                                             Intrinsic Value        Weighted Average                          Intrinsic Value
      Exercise            Number             of Outstanding            Remaining               Number         of Exercisable
        Price           Outstanding              Shares             Contractual Life        Exercisable           Shares
      --------          -----------       -------------------       ----------------        -----------       ---------------
                                             (In thousands)                                                   (In thousands)
      $ 4.39             1,329,125              $3,894                 6.6 Years               743,073            $2,177
        7.62                 8,203                  (2)                8.1 Years                 3,281                (1)
        7.52                 8,203                  (2)                9.1 Years                 1,641                 -
                         ---------              ------                                       ---------            ------
                         1,345,531              $3,890                                         747,995            $2,176
                         =========              ======                                       =========            ======

      Stock Awards - Under Westfield Financial's 2002 Recognition and Retention Plan and 2007 Recognition and Retention Plan, Westfield Financial may grant stock awards to its directors, officers and employees of up to 652,664 shares and 624,041 shares, respectively, of common stock. In May 2007, all remaining shares under the 2002 Recognition and Retention Plan were fully allocated and no shares are currently available for future grants. The 2007 Recognition and Retention Plan was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August 2007, 559,000 shares of common stock were granted under the 2007 Recognition and Retention Plan. As of December 31, 2007, 65,041 shares were available for future grants.

      A summary of the status of Westfield Financial's Recognition and Retention Plan at December 31, 2007 is presented below:

                                                                    Weighted
                                                                  Average Grant
                                                      Shares     Date Fair Value
                                                      ------     ---------------

      Balance at December 31, 2006                     111,170      $ 4.56
      Shares Granted under 2002 Recognition and
       Retention Plan                                   20,029       10.11
      Shares Granted under 2007 Recognition and
       Retention Plan                                  559,000       10.04
      Shares Vested                                   (107,233)       4.39
                                                       -------
      Balance at December 31, 2007                     582,966      $ 7.54
                                                       =======

      Westfield Financial applies SFAS 123(R) in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to the stock awards of approximately $751,000, $481,000, and $706,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Unrecognized compensation cost for stock awards was $5.5 million at December 31, 2007, with a remaining life of 4.8 years.

      In 2007, 559,000 shares were granted as stock awards, having a fair value of $10.04 per share. Stock awards of 3,281 shares were granted in 2006 and 2005, having a fair value of $7.59 and $7.52 per share, respectively. Total fair value of the stock awards vested was $477,000 for the years ended December 31, 2007 and 2006, and $731,000 for the year ended December 31, 2005.


      Employee Stock Ownership Plan - In January 2002, Westfield Financial established an Employee Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the conversion, Westfield Financial provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 8%, or 1,305,359 shares, of Westfield Financial's outstanding stock in the open market.

      In January 2007, as part of the second step stock conversion, Westfield Financial provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering. The 2002 and 2007 loans bear interest equal to 8.0% and provide for annual payments of interest and principal.

      At December 31, 2007 the remaining principal balance is payable as follows:


                          Years Ending
                          December 31,             (In thousands)
                          ------------             --------------

                              2008                   $   447
                              2009                       447
                              2010                       447
                              2011                       447
                              2012                       447
                           Thereafter                  9,714
                                                     -------
                                                     $11,949
                                                     =======

      Westfield Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $973,000, $521,000 and $458,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

      Shares held by the ESOP include the following at December 31, 2007 and 2006.

                                                   2007             2006
                                                   ----             ----

      Allocated                                    278,881          224,725
      Committed to be allocated                     96,182           60,729
      Unallocated                                1,645,393        1,005,575
                                                 ---------        ---------
                                                 2,020,456        1,291,029
                                                 =========        =========

      Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $16.0 million and $10.6 million at December 31, 2007 and 2006, respectively.

      ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

12.   RETIREMENT PLANS AND EMPLOYEE BENEFITS

      Pension Plan - The Company provides basic and supplemental pension benefits for eligible employees through the SBERA Pension Plan (the "Plan"). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

      The following table provides information for the Plan at or for the years ended December 31:

                                                                       2007            2006            2005
                                                                       ----            ----            ----
                                                                                 (In thousands)
      Change in benefit obligation:
      Benefit obligation, beginning of year                           $10,103         $10,430         $ 8,805
      Service cost                                                        701             724             625
      Interest                                                            581             600             506
      Actuarial (gain) loss                                              (419)           (594)            648
      Benefits paid                                                      (162)         (1,057)           (154)
                                                                      -------         -------         -------
      Benefit obligation, end of year                                  10,804          10,103          10,430
                                                                      -------         -------         -------

      Change in plan assets:
      Fair value of plan assets, beginning of year                      8,081           7,453           6,536
      Actual return on plan assets                                        955           1,109             596
      Employer contribution                                               536             576             475
      Benefits paid                                                      (162)         (1,057)           (154)
                                                                      -------         -------         -------
      Fair value of plan assets, end of year                            9,410           8,081           7,453
                                                                      -------         -------         -------

      Funded status (benefit obligation less
            fair value of plan assets)                                  1,394           2,022           2,978
      Unrecognized net actuarial loss                                       -               -          (1,127)
      Transition liability                                                  -               -             104
                                                                      -------         -------         -------
      Accrued benefit cost                                            $ 1,394         $ 2,022         $ 1,955
                                                                      =======         =======         =======

      Accumulated benefit obligation                                  $ 5,941         $ 5,188         $ 5,313
                                                                      =======         =======         =======

      Net pension cost includes the following components for the years ended December 31:

                                                                       2007            2006            2005
                                                                       ----            ----            ----
                                                                                 (In thousands)
             Service cost                                             $   701         $   724         $   625
             Interest cost                                                581             600             506
             Expected return on assets                                   (646)           (596)           (523)
             Actuarial (gain) loss                                         (1)             43              22
             Transition obligation                                        (11)            (12)            (11)
                                                                      -------         -------         -------

             Net periodic pension cost                                $   624         $   759         $   619
                                                                      =======         =======         =======

       The following actuarial assumptions were used in determining the pension benefit obligation and service costs for the years ended December 31:

                                            2007          2006         2005
                                            ----          ----         ----
       Weighted-average assumptions:
       Discount rate                        5.75%         5.75%        5.75%
       Expected return on plan assets       8.00%         8.00%        8.00%
       Rate of compensation increase        5.00%         5.00%        5.00%

      The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3% to 5% for equity investments. The Company expects to contribute $557,000 to its pension plan in 2008.


      The Company's pension plan asset allocation at December 31, 2007 and 2006 are as follows:

                                                           Percentage of Plan
                                                                 Assets
                                                            at December 31,
      Asset Category                                      2007            2006
      --------------                                      ----            ----

      Fixed Income Securities (including money market)    39.2%            36.5%
      Domestic Equity Securities                          44.8             48.5
      International Equity Securities                     16.0             15.0
                                                         -----            -----
                                                         100.0%           100.0%
                                                         =====            =====

      The target allocation mix for the pension plan for 2007 was an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income.

      Trustees of SBERA select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

      The Company estimates that the benefits to be paid from the pension plan for years ended December 31, are as follows:

                                                           Benefit Payments to
                                            Year               Participants
                                            ----           -------------------
                                                              (In thousands)

                                            2008               $   420
                                            2009                 1,039
                                            2010                    44
                                            2011                   630
                                            2012                   807
                      In Aggregate for  2013 - 2017              3,382
                                                               -------
                                                               $ 6,322

      The Company expects to contribute $557,000 to the plan in 2008.

      Postretirement Benefits - The Company provided postretirement life insurance benefits to employees based on the employee's salary at time of retirement. As of December 31, 2007 and 2006, the accrued liability recorded in other liabilities on the consolidated balance sheet amounted to $335,000 and $622,000, respectively. Total expense associated with this plan amounted to $19,000, $88,000 and $81,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

      In 2007, Westfield Financial curtailed its postretirement life insurance benefits for active employee to offset rising compensation costs. The curtailment resulted in a pre-tax gain of $315,000.

      Supplemental Retirement Benefits - The Company provides supplemental retirement benefits to certain key officers. At December 31, 2007 and 2006, the Company had accrued $2.4 million and $2.3 million, respectively, relating to these benefits. Amounts charged to expense were $350,000, $270,000, and $389,000 for the years ended December 31, 2007,
      2006 and 2005, respectively.

      401(k) - Employees are eligible to participate in a 401(k) plan. The Company makes a matching contribution of 50% with respect to the first 6% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan were $161,000, $149,000 and $150,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined),Tier 1 capital (as defined) to average assets (as defined) and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital ratios as of December 31, 2007 and 2006 are also presented in the table.

                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                     Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                     ------     -----      ------    -----     ------     -----
                                                                       (Dollars in thousands)
      December 31, 2007

      Total Capital (to Risk Weighted Assets):
        Consolidated                                $290,900    50.29%    $46,276    8.00%          N/A      -
        Bank                                         218,118    38.76      45,021    8.00       $56,277  10.00%
      Tier 1 Capital (to Risk Weighted Assets):
        Consolidated                                 285,174    49.30      23,138    4.00           N/A      -
        Bank                                         212,392    37.74      22,511    4.00        33,766   6.00
      Tier 1 Capital (to Adjusted Total Assets):
        Consolidated                                 285,174    27.48      41,506    4.00           N/A      -
        Bank                                         212,392    21.95      38,696    4.00        48,370   5.00
      Tangible Equity (to Tangible Assets):
        Consolidated                                     N/A        -         N/A       -           N/A      -
        Bank                                         212,392    21.95      14,511    1.50           N/A      -

                                                                                                   Minimum
                                                                                                  To Be Well
                                                                               Minimum           Capitalized
                                                                             For Capital         Under Prompt
                                                                              Adequacy            Corrective
                                                          Actual              Purposes        Action Provisions
                                                     Amount     Ratio      Amount    Ratio     Amount     Ratio
                                                     ------     -----      ------    -----     ------     -----
                                                                       (Dollars in thousands)
      December 31, 2006

      Total Capital (to Risk Weighted Assets):
        Consolidated                                $295,404    55.39%    $42,662    8.00%          N/A      -
        Bank                                         119,266    22.70      42,029    8.00       $52,536  10.00%
      Tier 1 Capital (to Risk Weighted Assets):
        Consolidated                                 289,967    54.37      21,331    4.00           N/A      -
        Bank                                         113,856    21.67      21,014    4.00        31,522   6.00
      Tier 1 Capital (to Adjusted Total  Assets):
        Consolidated                                 289,967    29.07      39,905    4.00           N/A      -
        Bank                                         113,856    11.88      38,327    4.00        47,908   5.00
      Tangible Equity (to Tangible Assets):
        Consolidated                                     N/A        -         N/A       -           N/A      -
        Bank                                         113,856    11.88      14,372    1.50           N/A      -

      In July 2004, the Company announced that the Board of Directors had approved a share repurchase program (the "Repurchase Program") which authorized the repurchase of up to 502,550 shares or five percent of its outstanding shares of common stock, continuing until its completion. At December 31, 2006, the Company had 99,862 shares remaining to be purchased under this program. Upon completion of the second step stock offering, the Repurchase Program was eliminated.

      The Company and the Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus the Bank's net income retained for the two previous years, without regulatory approval. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. At December 31, 2007 and 2006, the Bank's retained earnings available for payment of dividends was $19.2 million and $16.5 million, respectively. Accordingly, $46.3 million and $42.7 million of the Company's equity in net assets of the Bank was restricted at December 31, 2007 and 2006, respectively.

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

      The following is a reconciliation of the Company's GAAP capital to regulatory Tier 1 capital:


                                                                                                December 31,
                                                                                                ------------
                                                                                             2007         2006
                                                                                             ----         ----
                                                                                                     (In thousands)
      Consolidated GAAP capital                                                           $ 286,532     $289,408
      Less:  Unrealized (gains) losses on certain available-for-sale securities,
             net of tax                                                                        (804)         636

      Less:  Adjustment to apply SFAS No. 158, net of tax                                      (554)         (77)
                                                                                          ---------     --------

      Tier 1 Capital                                                                        285,174      289,967

      Plus:  Allowance for loan losses                                                        5,726        5,437
                                                                                          ---------     --------


      Total Regulatory Capital                                                            $ 290,900     $295,404
                                                                                          =========     ========

14.   INCOME TAXES

      Income taxes consist of the following:

                                                                                   Years Ended December 31,
                                                                                ------------------------------
                                                                                2007         2006         2005
                                                                                ----         ----         ----
                                                                                       (In thousands)
      Current tax provision:
        Federal                                                                $3,612       $1,631       $2,131
        State                                                                     384          148          136
                                                                               ------       ------       ------
          Total                                                                 3,996        1,779        2,267
                                                                               ------       ------       ------

      Deferred tax (benefit) provision:
        Federal                                                                  (136)        (257)        (335)
        State                                                                     (48)           1            1
                                                                               ------       ------       ------
          Total                                                                  (184)        (256)        (334)
                                                                               ------       ------       ------
          Total                                                                $3,812       $1,523       $1,933
                                                                               ======       ======       ======

         The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

                                                                                    Years Ended December 31,
                                                                                -------------------------------
                                                                                2007          2006         2005
                                                                                ----          ----     -   ----
        Statutory federal income tax rate                                        34.0%       34.0%        34.0%
        Increase (decrease) resulting from:
             State taxes, net of federal tax benefit                              1.8         1.6          1.1
             Tax exempt income                                                   (4.0)       (8.0)        (6.5)
             Bank-owned life insurance                                           (3.6)       (4.7)        (3.4)
             Dividends received deduction                                        (0.1)       (0.2)        (0.1)
             Other, net                                                           2.4         2.0         (1.4)
                                                                                -----       -----         ----

        Effective tax rate                                                      30.5%        24.7%        23.7%
                                                                                ====         ====         ====

      Cash paid for income taxes for the years ended December 31, 2007, 2006, and 2005 was $3.8 million, $1.8 million and $1.4 million, respectively.

      The tax effects of each item that gives rise to deferred taxes, included in other assets, are as follows:


                                                                                          December 31,
                                                                                     --------------------
                                                                                     2007             2006
                                                                                     ----             ----
                                                                                           (In thousands)

          Net unrealized (gain) loss on securities available for sale               $ (286)          $  471
          Adjustment to apply SFAS No. 158                                            (286)             (40)
          Allowance for loan losses                                                  1,947            1,849
          Employee benefit and stock-based compensation plans                        2,007            2,040
          Other                                                                        394              275
                                                                                    ------           ------

          Net deferred tax asset                                                    $3,776           $4,595
                                                                                    ======           ======

      A summary of the change in the net deferred tax asset is as follows:

                                                                                   Years Ended December 31,
                                                                              ----------------------------------
                                                                              2007           2006           2005
                                                                              ----           ----           ----
                                                                                        (In thousands)
          Balance at beginning of year                                       $4,595         $4,583        $3,620
          Deferred tax benefit                                                  184            256           334
          Net unrealized (gain) loss on securities available for sale          (757)          (204)          629
          Adjustment to apply SFAS No. 158                                     (246)           (40)            -
                                                                             ------         ------        ------

          Balance at end of year                                             $3,776         $4,595        $4,583
                                                                             ======         ======        ======

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

15.   TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

      The Company has had, and expects to have in the future, loans with its directors and executive officers. Such loans, in the opinion of management do not include more than the normal risk of collectibility or other unfavorable features. Following is a summary of activity for such loans:

                                                       Years Ended
                                                       December 31,
                                               ---------------------------
                                                 2007               2006
                                               ---------------------------
                                                      (In thousands)

      Balance, beginning of year               $13,415            $13,538
      Principal distributions                    3,913                770
      Repayments of principal                   (4,435)              (893)
                                               -------            -------

      Balance, end of year                     $12,893            $13,415
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

      Management does not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

                                                           December 31,
                                                      ------------------------
                                                        2007             2006
                                                      ------------------------
                                                           (In thousands)

      Commitment to extend credit:
        Unused lines of credit                        $61,975          $58,275
        Loan commitments                               19,163           35,443
        Existing loan agreements                        8,419            3,210
        Standby letters of credit                       7,364            6,159

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

      Standby letters of credit are written conditional commitments issued by the Company that guarantees the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      At December 31, 2007 outstanding commitments to extend credit totaled $96.9 million, with $13.3 million in fixed rate commitments with interest rates ranging from 5.25% to 12.00% and $83.6 million in variable rate commitments. At December 31, 2006, outstanding commitments to extend credit totaled $103.1 million, with $18.7 million in fixed rate commitments with interest rates ranging from 6.00% to 10.00% and $84.4 million in variable rate commitments.

      In the ordinary course of business, the Company is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on the Company's consolidated financial position or results of operations.

      The Company leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2046. Certain of the leases provide for renewal periods for up to forty years at the discretion of the Company. Rent expense under operating leases was $363,000, $246,000, and $197,000 for the years ended December 31, 2007,
      2006, and 2005, respectively.

      Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2007, are as follows:

             Years Ending                                  (In thousands)
             ------------

             2008                                                378
             2009                                                377
             2010                                                371
             2011                                                371
             2012                                                282
             Thereafter                                        6,762
                                                              ------
                                                              $8,541

17.   CONCENTRATIONS OF CREDIT RISK

      Most of the Company's loans consist of residential and commercial real estate loans located in Western Massachusetts. As of December 31, 2007 and 2006, the Company's residential and commercial related real estate loans represented 71% of total loans. The Company's policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

      Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts of these items are considered to be a reasonable estimate of fair value due to their short-term nature.

      Securities and Mortgage-Backed Securities - The estimated fair values for securities and mortgage-backed securities are based on quoted market prices for identical or similar assets.

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

      The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                            2007                           2006
                                                    -----------------------------------------------------
                                                    Carrying     Estimated        Carrying      Estimated
                                                     Value       Fair Value        Value        Fair Value
                                                    -----------------------------------------------------
                                                                       (In thousands)
      ASSETS:
        Cash and cash equivalents                   $ 37,623       $ 37,623       $154,508       $154,508
        Securities:
          Available for sale                          38,051         38,051         41,687         41,687
          Held to maturity                           104,025        105,829         77,299         76,938

        Mortgage backed securities:
          Available for sale                         206,178        206,178        126,942        126,942
          Held to maturity                           174,594        174,550        163,093        160,709
        Federal Home Loan Bank and
          other stock                                  7,510          7,510          4,246          4,246

        Loans - net                                  414,902        432,901        385,184        398,724

        Accrued interest receivable                    5,761          5,761          4,502          4,502

      LIABILITIES:
         Deposits                                    602,676        603,780        627,466        628,599

         Customer repurchase agreements               16,824         16,824         17,919         17,919

         Federal Home Loan Bank advances             123,444        124,507         55,000         54,233

         Accrued interest payable                        602            602            235            235

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

      The Company operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2007, 2006 and 2005 there is no customer that accounted for more than 10% of the Company's revenue.

20.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The condensed balance sheets of the Company are as follows:

                                                              December 31,
                                                        -----------------------
                                                          2007           2006
                                                          ----           ----
                                                             (In thousands)

      ASSETS:
        Due from banks                                   $  2,691      $171,737
        Federal funds sold                                 10,979           636
        Securities held to maturity                         6,885         1,883
        Securities available for sale                      10,163             -
        Mortgage-backed securities held to maturity        11,964           399
        Mortgaged-backed securities available
         for sale                                          27,331             -
        Investment in subsidiaries                        213,574       113,297
        Other assets                                        3,072         1,528
                                                         --------      --------
        TOTAL ASSETS                                     $286,659      $289,480
                                                         ========      ========

      LIABILITIES AND EQUITY:
        Liabilities                                      $    127      $     72
        Equity                                            286,532       289,408
                                                         --------      --------
        TOTAL LIABILITIES AND EQUITY                     $286,659      $289,480
                                                         ========      ========

      The condensed statements of income for the Company are as follows:

                                                                             Years Ended December 31,
                                                                          ------------------------------
                                                                          2007         2006         2005
                                                                          ----         ----         ----
                                                                                  (In thousands)
      INTEREST AND DIVIDEND INCOME:
        Securities                                                       $ 2,605      $   248      $   280
        Federal funds sold                                                 1,559           40           91
        Other interest income                                                  9            6            7
                                                                         -------      -------      -------
        Total interest income                                              4,173          294          378
                                                                         -------      -------      -------

      NONINTEREST EXPENSE:
        Salaries and employee benefits                                     2,200        1,331        1,189
        Other                                                                493          160          194
                                                                         -------      -------      -------
        Total noninterest expense                                          2,693        1,491        1,383
                                                                         -------      -------      -------


      INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
       INCOME OF SUBSIDIARIES AND INCOME TAXES                             1,480       (1,197)      (1,005)

      EQUITY IN UNDISTRIBUTED INCOME
       OF SUBSIDIARIES                                                     7,882        5,434        6,736

      INCOME TAX PROVISION (BENEFIT)                                         662         (417)        (488)
                                                                         -------      -------      -------

      NET INCOME                                                         $ 8,700      $ 4,654      $ 6,219
                                                                         =======      =======      =======

      The condensed statement of cash flows of the Company are as follows:

                                                                                  Years Ended December 31,
                                                                           ------------------------------------
                                                                            2007            2006          2005
                                                                            ----            ----          ----
                                                                                      (In thousands)
      OPERATING ACTIVITIES:

        Net Income                                                         $   8,700      $  4,654      $  6,219
        Equity in undistributed earnings of subsidiaries                      (7,882)       (5,434)       (6,736)
        Net amortization of premiums and discounts on securities                  21            12             9
        Change in other liabilities                                               55           (42)            3
        Change in other assets                                                (1,565)         (535)          347
        Net transfers from subsidiaries                                            -           236        10,090
        Other, net                                                             2,780         2,074         1,006
                                                                           ---------      --------      --------

          Net cash provided by operating activities                            2,109           965        10,938
                                                                           ---------      --------      --------

      INVESTING ACTIVITIES:

        Purchase of securities                                                 4,395           530           430
        Proceeds from principal collections                                  (58,179)            -             -
        Transfer of stock offering proceeds to subsidiaries                  (90,797)            -             -
                                                                           ---------      --------      --------

          Net cash (used by) provided by investing activities               (144,581)          530           430
                                                                           ---------      --------      --------

      FINANCING ACTIVITIES:
        Cash dividends paid                                                  (12,075)       (3,785)       (3,558)

        Purchase of common stock in connection with 2007
         Recognition and Retention Plan                                       (6,075)            -             -
        Capital contribution pursuant to dissolution of MHC                    2,713             -             -
        Common stock repurchased                                                   -        (1,583)       (5,699)
        Net proceeds from sale of common stock                                     -       171,712             -
        Exchange of common stock pursuant to reorganization                     (320)            -             -
        Excess tax benefit from share-based compensation                         222           260             -
        Other, net                                                              (696)        1,346          (195)
                                                                           ---------      --------      --------

          Net cash (used by) provided by financing activities                (16,231)      167,950        (9,452)
                                                                           ---------      --------      --------

      NET CHANGE IN CASH AND CASH EQUIVALENTS                               (158,703)      169,445         1,916

      CASH AND CASH EQUIVALENTS:
           Beginning of year                                                 172,373         2,928         1,012
                                                                           ---------      --------      --------

           End of year                                                     $  13,670      $172,373      $  2,928
                                                                           =========      ========      ========

      Supplemental cash flow information:

      Transfer of securities from Westfield Securities Corp.               $       -      $      -      $ 24,584

      Transfer of securities to Westfield Bank                                     -       (10,153)      (11,399)

21.   OTHER NONINTEREST EXPENSE

      There is no item that as a component of other noninterest expense, exceeds 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2007, 2006 and 2005 respectively.

22.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          2007
                                           ----------------------------------------------------------------------
                                           First Quarter     Second Quarter     Third Quarter      Fourth Quarter
                                           -------------     --------------     -------------      --------------
                                                         (Dollars in thousands, except per share amounts)
      Interest and dividend income           $ 12,844           $ 13,059          $ 13,752            $ 13,929
      Interest expense                          5,323              5,646             6,173               6,266
                                             --------           --------          --------            --------

      Net interest and dividend income          7,521              7,413             7,579               7,663

      Provision for loan losses                   100                 75                50                 175
      Noninterest income                          819                974               964                 943
      Loss on sales of premises and
       equipment, net                               -                  -                 -                 546
      Curtailment of defined benefit plan           -                  -                 -                 315
      Noninterest expense                       5,306              5,581             5,351               5,587
                                             --------           --------          --------            --------

      Income before income taxes                2,934              2,731             3,142               3,705

      Income taxes                                913                826               970               1,103
                                             --------           --------          --------            --------

      Net income                             $  2,021           $  1,905          $  2,172            $  2,602
                                             ========           ========          ========            ========

      Basic earnings per share               $   0.07           $   0.06          $   0.07            $   0.09


      Diluted earnings per share             $   0.07           $   0.06          $   0.07            $   0.09



                                                                          2006
                                           ----------------------------------------------------------------------
                                           First Quarter     Second Quarter     Third Quarter      Fourth Quarter
                                           -------------     --------------     -------------      --------------
                                                         (Dollars in thousands, except per share amounts)
      Interest and dividend income           $  9,928           $ 10,613          $ 10,727            $ 11,167
      Interest expense                          4,150              4,702             5,183               5,516
                                             --------           --------          --------            --------

      Net interest and dividend income          5,778              5,911             5,544               5,651
                                             --------           --------          --------            --------

      Provision for loan losses                    75                200                50                  65
      Noninterest income                          853                883               871                 844
      Gains on sales and writedowns
       of securities, net                           -                  -               378                   -
      Noninterest expense                       4,794              4,904             4,877               4,815
                                             --------           --------          --------            --------

      Income before income taxes                1,762              1,690             1,110               1,615

      Income taxes                                449                430               236                 408
                                             --------           --------          --------            --------

      Net income                             $  1,313           $  1,260          $    874            $  1,207
                                             ========           ========          ========            ========

      Basic earnings per share               $   0.04           $   0.04          $   0.03            $   0.04

      Diluted earnings per share             $   0.04           $   0.04          $   0.03            $   0.04

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westfield Financial, Inc.

We have audited Westfield Financial, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Westfield Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Westfield Financial, Inc. and our report dated March 11, 2008 expressed an unqualified opinion.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 11, 2008