Form 10-Q
period 2008-03-31
WESTFIELD FINANCIAL INC
filed 2008-05-09
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

      Large accelerated filer                Accelerated filer  X
                              ---                              ---
      Non-accelerated filer                  Smaller reporting company
                            ---                                        ---

      Indicate by check mark whether the registrant is a shell company.
Yes      No X
    ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      Outstanding at
      Class                                             May 8, 2008
-----------------------------------          ----------------------------------
      Common Stock, par value $0.01                     31,682,196

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - March 31, 2008 and December 31, 2007

         Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2008 and 2007

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Three Months ended
         March 31, 2008 and 2007

         Consolidated Statements of Cash Flows (Unaudited) - Three Months ended March 31, 2008 and 2007

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

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibits

                          FORWARD - LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements." These forward-looking statements are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements may be subject to significant known and unknown risks, uncertainties and other factors, including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

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

PART I
ITEM 1. FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                 (Dollars in thousands, except per share data)

                                                                             March 31,      December 31,
                                                                               2008             2007
                                                                               ----             ----
ASSETS
Cash and due from banks                                                     $   15,399      $   16,603
Federal funds sold                                                              47,389          21,017
Interest-bearing deposits and other short-term investments                         457               3
                                                                            ----------      ----------

           Cash and cash equivalents                                            63,245          37,623
                                                                            ----------      ----------

SECURITIES:
Available for sale - at estimated fair value                                    29,878          38,051

Held to maturity - at amortized cost (estimated fair value of
 $93,733 at March 31, 2008, and $105,829 at December 31, 2007)                  91,011         104,025

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                   230,653         206,178

Held to maturity - at amortized cost (estimated fair value of
 $183,929 at March 31, 2008, and $174,550 at December 31, 2007)                182,894         174,594

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK - AT COST                       7,871           7,510

LOANS - Net of allowance for loan losses of $5,908 at March 31, 2008,
 and $5,726  at December 31, 2007                                              418,145         414,902

PREMISES AND EQUIPMENT - Net                                                    12,496          12,712

ACCRUED INTEREST RECEIVABLE                                                      5,475           5,761

BANK-OWNED LIFE INSURANCE                                                       32,717          32,398

OTHER ASSETS                                                                     8,350           6,030
                                                                            ----------      ----------

TOTAL ASSETS                                                                $1,082,735      $1,039,784
                                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                         $   42,154      $   42,408
Interest-bearing                                                               551,428         560,268
                                                                            ----------      ----------

      Total deposits                                                           593,582         602,676
                                                                            ----------      ----------

SHORT-TERM BORROWINGS                                                           48,339          35,268

LONG-TERM DEBT                                                                 148,500         105,000

OTHER LIABILITIES                                                               10,405          10,308
                                                                            ----------      ----------

TOTAL LIABILITIES                                                              800,826         753,252
                                                                            ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at March 31, 2008 and December 31, 2007                            -               -
Common stock - $.01 par value,  75,000,000 shares authorized, 31,571,591 shares issued and outstanding at March 31, 2008, 75,000,000 shares authorized, 31,933,549 shares issued and outstanding at
 December 31, 2007                                                                 316             319
Additional paid-in capital                                                     206,105         209,497
Unallocated common stock of Employee Stock Ownership Plan                      (11,385)        (11,542)
Restricted stock unearned compensation                                          (5,243)         (5,493)
Retained earnings                                                               92,144          92,702
Accumulated other comprehensive (loss) income                                      (28)          1,049
                                                                            ----------      ----------

      Total stockholders' equity                                               281,909         286,532
                                                                            ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,082,735      $1,039,784
                                                                            ==========      ==========

                      See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)

                                                            Three Months
                                                           Ended March 31,
                                                        2008            2007
                                                        ----            ----
INTEREST AND DIVIDEND INCOME:
  Debt securities, taxable                           $    6,302      $    4,558
  Residential and commercial real estate loans            4,676           4,432
  Commercial and industrial loans                         1,975           1,924
  Debt securities, tax-exempt                               334             308
  Federal funds sold                                        214           1,315
  Marketable equity securities                              180             148
  Consumer loans                                             87              91
  Interest-bearing deposits and other
   short-term investments                                     1              68
                                                     ----------      ----------

  Total interest and dividend income                     13,769          12,844
                                                     ----------      ----------

INTEREST EXPENSE:
  Deposits                                                4,341           4,796
  Short-term borrowings                                     318             137
  Long-term debt                                          1,402             390
                                                     ----------      ----------

  Total interest expense                                  6,061           5,323
                                                     ----------      ----------

  Net interest and dividend income                        7,708           7,521

PROVISION FOR LOAN LOSSES                                   175             100
                                                     ----------      ----------

    Net interest and dividend income after
        provision for loan losses                         7,533           7,421
                                                     ----------      ----------

NONINTEREST INCOME:
  Income from bank-owned life insurance                     319             267
  Service charges and fees                                  556             552
  Gain on sales of securities, net                          300               -
  Other than temporary writedowns on securities            (310)              -
                                                     ----------      ----------

  Total noninterest income                                  865             819
                                                     ----------      ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          3,608           3,314
  Occupancy                                                 603             589
  Professional fees                                         474             399
  Computer operations                                       435             352
  Stationery, supplies and postage                          125             127
  Other                                                     539             525
                                                     ----------      ----------

  Total noninterest expense                               5,784           5,306
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES                                2,614           2,934

INCOME TAXES                                                753             913
                                                     ----------      ----------

NET INCOME                                           $    1,861      $    2,021
                                                     ==========      ==========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                           $     0.06      $     0.07

  Weighted average shares outstanding                29,477,668      30,103,285

  Diluted earnings per share                         $     0.06      $     0.07

  Weighted average diluted shares outstanding        29,992,198      30,683,318

          See accompanying notes to consolidated financial statements.

                   WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                   (Dollars in thousands, except share data)

                                   Common Stock                                  Restricted                Accumulated
                                ------------------   Additional                    Stock                      Other
                                              Par     Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                  Shares     Value    Capital        ESOP       Compensation   Earnings   (Loss) Income    Total
                                 --------    -----   ----------      ----       ------------   --------   -------------    -----
BALANCE, DECEMBER 31, 2006       9,728,000   $ 274    $201,736     $ (4,835)      $  (405)     $93,364      $  (726)     $289,408

Comprehensive income:
  Net income                             -       -           -            -             -        2,021            -         2,021
  Unrealized losses on
   securities arising during
   the year, net of tax
   benefit of $299                       -       -           -            -             -            -          525           525
                                                                                                                         --------
Comprehensive income                                                                                                        2,546
                                                                                                                         --------
Exchange of common stock
 pursuant to reorganization
 (9,728,912 shares exchanged
 at a 3.28138 ratio for
 31,923,913 shares)             21,458,991      38        (342)           -             -            -            -          (304)
Capital contribution pursuant
 to dissolution of Mutual
 Holding Company                         -       -           -            -             -        2,713            -         2,713
Share-based compensation                 -       -         164          168           120            -            -           452
Purchase of ESOP Shares            736,000       7       7,353       (7,360)            -            -            -             -
Issuance of common stock in
 connection with stock
 option exercise                       984       -           4            -             -            -            -             4
Cash dividends declared
 ($.05 per share)                        -       -           -            -             -       (1,509)           -        (1,509)
                                ----------   -----    --------     --------       -------      -------      -------      --------

BALANCE MARCH 31, 2007          31,924,887   $ 319    $208,915     $(12,027)      $  (285)     $96,589      $  (201)     $293,310
                                ==========   =====    ========     ========       =======      =======      =======      ========


BALANCE DECEMBER 31, 2007       31,933,549   $ 319    $209,497     $(11,542)      $(5,493)     $92,702      $ 1,049      $286,532

Comprehensive income:
  Net income                             -       -           -            -             -        1,861            -         1,861
  Unrealized losses on
   securities arising during
   the period, net of tax
   benefit of $715                       -       -           -            -             -            -       (1,082)       (1,082)
  Reclassification for losses
   included in net income,
   net of tax benefit of $5              -       -           -            -             -            -            5             5
                                                                                                                         --------
Comprehensive income                                                                                                          784
                                                                                                                         --------
Shared-based compensation                -       -         246          157           250            -            -           653
Common stock repurchased          (515,015)     (5)     (5,293)           -             -            -            -        (5,298)
Issuance of common stock in
 connection with stock
 option exercises                  153,057       2       1,582            -             -         (912)           -           672
Excess tax benefits in
 connection with stock
 option exercises                        -       -          73            -             -            -            -            73
Cash dividends declared
 ($.05 per share)                        -       -           -            -             -       (1,507)           -        (1,507)
                                ----------   -----    --------     --------       -------      -------      -------      --------

BALANCE, MARCH 31, 2008         31,571,591   $ 316    $206,105     $(11,385)      $(5,243)     $92,144      $   (28)     $281,909
                                ==========   =====    ========     ========       =======      =======      =======      ========

                                   See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                                   Three Months
                                                                                   Ended March,
                                                                                 2008         2007
                                                                                 ----         ----
OPERATING ACTIVITIES:
Net Income                                                                    $   1,861     $  2,021
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                         175          100
  Depreciation and amortization of premises and equipment                           297          248
  Net amortization of premiums and discounts on securities,
   mortgage-backed securities and mortgage loans                                     61           83
  Share-based compensation expense                                                  653          452
  Net realized securities gains                                                    (300)           -
  Other than temporary writedowns on securities                                     310            -
  Deferred income tax benefit                                                       (45)         (18)
  Income from bank-owned life insurance                                            (319)        (267)
Changes in assets and liabilities:
  Accrued interest receivable                                                       286         (459)
  Other assets                                                                   (1,560)         289
  Other liabilities                                                                  97       17,715
                                                                              ---------     --------

    Net cash provided by operating activities                                     1,516       20,164
                                                                              ---------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                                           -      (31,758)
  Proceeds from maturities and principal collections                             13,001        5,000
Securities, available for sale:
  Purchases                                                                     (12,163)     (10,086)
  Proceeds from sales                                                            15,242            -
  Proceeds from calls, maturities, and principal collections                      4,992        5,000
Mortgage-backed securities, held to maturity:
  Purchases                                                                     (18,340)     (20,389)
  Principal collections                                                           9,969        8,664
Mortgage-backed securities, available for sale:
  Purchases                                                                     (41,242)     (41,046)
  Proceeds from sales                                                             4,424            -
  Principal collections                                                          10,681        8,438
Purchase of residential mortgages                                                     -         (579)
Net (increase) decrease in loans                                                 (3,433)       9,212
Purchase of Federal Home Loan Bank of Boston stock                                 (361)           -
Proceeds from redemption of Federal Home Loan Bank of Boston stock                    -          217
Purchases of premises and equipment                                                 (81)        (583)
Purchase of bank-owned life insurance                                                 -      (10,520)
                                                                              ---------     --------

    Net cash used in investing activities                                       (17,311)     (78,430)
                                                                              ---------     --------

FINANCING ACTIVITIES:
(Decrease) increase in deposits                                                  (9,094)         561
Net change in short-term borrowings                                              13,071       (9,907)
Repayment of long-term debt                                                      (5,000)      (5,000)
Proceeds from long-term debt                                                     48,500       10,000
Cash dividends paid                                                              (1,507)      (1,509)
Exchange of common stock pursuant to reorganization                                   -         (304)
Capital contribution pursuant to dissolution of MHC                                   -        2,713
Common stock repurchased                                                         (5,298)           -
Issuance of common stock in connection with stock option exercises                  672            4
Excess tax benefits in connection with stock option exercises                        73            -
                                                                              ---------     --------

  Net cash provided by (used in) financing activities                            41,417       (3,442)
                                                                              ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                         25,622      (61,708)

  Beginning of period                                                            37,623      154,508
                                                                              ---------     --------
  End of period                                                               $  63,245     $ 92,800
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

Principles of Consolidation - The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation, and WFD Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial's financial condition as of March 31, 2008, and the results of operations, changes in stockholders' equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2008. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2007.

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

Earnings per common share for the three months ended March 31, 2008 and 2007, have been computed based on the following:

                                                                Three Months
                                                               Ended March 31,
                                                              2008       2007
                                                              ----       ----
                                                           (In thousands, except
                                                              per share data)

Net income available to common stock holders                $ 1,861    $ 2,021
                                                            =======    =======

Weighted average number of common stock outstanding          29,477     30,103
Effect of dilutive stock awards and options                     515        580
                                                            -------    -------
Adjusted weighted average number of common shares
 outstanding used to calculate diluted earnings
 per common share                                            29,992     30,683
                                                            =======    =======

Basic earnings per share                                    $   .06    $   .07
Diluted earnings per share                                  $   .06    $   .07

3.  SHARE-BASED COMPENSATION

The Westfield Financial, Inc. 2007 Stock Option Plan (the "2007 Stock Option Plan") was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August 2007, 1,351,702 shares of common stock were granted under the 2007 Stock Option Plan. At March 31, 2008, 208,399 shares were available for future grants. No shares were granted during the three months ended March 31, 2008. In August 2007, 559,000 shares of common stock were granted under the 2007 Recognition and Retention Plan. As of March 31, 2008, 65,041 shares were available for future grants. No shares were granted in the three months ended March 31, 2008.

Westfield Financial applies Statement of Financial Accounting Standard No. 123(R), "Share Based Payment" ("SFAS 123(R)") in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to the stock awards of approximately $250,000 and $120,000 for the three months ended March 31, 2008 and 2007, respectively.

4.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Westfield Bank utilizes short-term borrowings and long-term debt as an additional source of funds to finance Westfield Bank's lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank ("FHLB") advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $30.0 million and $18.4 million at March 31, 2008 and December 31, 2007, respectively. Customer repurchase agreements were $18.3 million at March 31, 2008 and $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at March 31, 2008 and December 31, 2007 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements. At March 31, 2008, Westfield Bank had $100.0 million in long-term debt with the FHLB and $48.5 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $105.0 million in FHLB advances and no securities sold under repurchase agreements at December 31, 2007. In the first quarter of 2008, securities sold under repurchase agreements of $48.5 million were executed with a weighted average interest rate of 2.66% and final maturities in the first quarter of 2018. The securities sold under agreements to repurchase are callable at the issuer's option beginning in the years 2010 to 2012.

5.  PENSION AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The following table provides information regarding net benefit costs for the periods shown:

                                                         Postretirement Life
                                    Pension Benefits      Insurance Benefits
                                   Three months ended    Three months ended
                                        March 31,             March 31,
                                   ------------------    -------------------
                                    2008         2007    2008           2007
                                    ----         ----    ----           ----
                                                 (In thousands)

      Service cost                 $ 175        $ 175    $  -           $  8
      Interest cost                  162          145       6             12
      Expected return on assets     (188)        (162)      -              -
      Transition obligation           (3)          (3)      -              2
      Actuarial gain                  (9)           -       -              -
                                   -----        -----    ----           ----

      Net periodic pension cost    $ 137        $ 155    $  6           $ 22
                                   =====        =====    ====           ====

The Company plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2008, the preliminary estimated contribution is approximately $557,000. As of March 31, 2008, no contribution had been made.

In 2007, Westfield Financial curtailed its postretirement life insurance benefits for active employees to offset rising compensation costs.

6.  FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements," ("SFAS 157"), which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observable or unobservable inputs used to determine fair value.

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                March 31, 2008
                                                (In thousands)

                                  Level 1    Level 2    Level 3     Total
                                  -------    -------    -------     -----
Assets
  Securities available for sale $6,866 $ 23,012 $ - $ 29,878 Mortgage-backed securities
   available for sale                   -     230,653         -    230,653
                                   ------    --------   -------   -------
    Total assets                   $6,866    $253,665   $     -   $260,531
                                   ======    ========   =======   ========

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2008.

                                                March 31, 2008
                                                (In thousands)

                                                                   Quarter Ended
                                  Level 1    Level 2    Level 3   March 31, 2008
                                  -------    -------    -------   --------------
Assets
  Securities available for sale    $1,000    $      -   $     -       $(310)
  Loans                                 -       2,000         -         (91)
                                   ------    --------   -------       -----
    Total assets                   $1,000    $  2,000   $     -       $(401)
                                   ======    ========   =======       =====

The amount of securities available for sale represents the carrying value and related writedown of one other than temporarily impaired highly rated preferred stock of a government-sponsored enterprise for which the adjustment was based on the difficult underlying operating environment of this entity. The writedown of $310,000 is included in the Company's earnings for the three months ended March 31, 2008. The amount of loans represents the carrying value and related valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

Westfield Financial has adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending. Westfield Financial's strategy also calls for increasing deposit relationships and broadening its product lines and services. Westfield Financial believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high-quality customer service. In connection with its overall growth strategy, Westfield Bank seeks to:

      o continue to grow its commercial and industrial and commercial real estate loan portfolio by targeting businesses in its primary market area and in northern Connecticut as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

      o focus on expanding its retail banking franchise and increasing the number of households served within its market area; and

      o depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third-party mortgage company that underwrites, originates and services these loans in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

You should read our financial results for the quarter ended March 31, 2008 in the context of this strategy.

      o Net income was $1.9 million, or $0.06 per diluted share, for the quarter ended March 31, 2008 compared to $2.0 million, or $0.07 per diluted share for the same period in 2007.

      o Net interest income was $7.7 million for the three months ended March 31, 2008 and $7.5 million for the same period in 2007. The increase in net interest income was mainly due to a $75.9 million increase in average earning assets. The net interest margin, on a tax equivalent basis, was 3.16% for the three months ended March 31, 2008, compared to 3.34% for the same period in 2007.

      o For the three months ended March 31, 2008, noninterest expense was $5.8 million, compared to $5.3 million for the same period in 2007. This was primarily due to an increase of $294,000 in salaries and benefits, which were $3.6 million for the three months ended March 31, 2008. The increase in salaries and benefits for the three months ended March 31, 2008 compared to the same period in 2007 was primarily the result of an increase of $201,000 in expenses related to share-based compensation, due to new grants of restricted stock and stock options in the third quarter of 2007. In addition, expenses related to employee health insurance increased $57,000 due to normal increases in this area.

      o Westfield Financial incurred a net loss of $10,000 on the sale and writedown of securities for the three months ended March 31, 2008. This was due to a writedown of $310,000 on preferred stock issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac"), a government-sponsored enterprise. Management deemed the value of this preferred stock to be other than temporarily impaired. The writedown was offset by net gains of $300,000 for the three months ended March 31, 2008 on the sale of other investment securities. There were no gains, losses, or writedowns related to investment securities for the same period in 2007.

      o Total assets increased $43.0 million to $1.1 billion at March 31, 2008 from $1.0 billion at December 31, 2007. Investment securities increased $11.6 million to $534.4 million at March 31, 2008 from $522.8 million at December 31, 2007. Cash and cash equivalents increased $25.6 million to $63.2 million at March 31, 2008 from $37.6 million at December 31, 2007.

      o Net loans increased by $3.2 million to $418.1 million at March 31, 2008 from $414.9 million at December 31, 2007. Commercial and industrial loans increased $7.3 million, to $123.8 million at March 31, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $2.1 million to $192.0 million at March 31, 2008.

      o Residential real estate loans decreased $5.4 million to $102.7 million at March 31, 2008 from $108.1 million at December 31, 2007. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third-party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

      o Asset growth was funded primarily through a $56.6 million increase in short-term borrowings and long-term debt, which totaled $196.8 million at March 31, 2008. This was primarily due to an increase of $48.5 million in new long-term debt, in the form of securities sold under repurchase agreements with an approved broker-dealer, at March 31, 2008. The securities sold under agreements to repurchase have final maturities in the first quarter of 2018 and are callable at the issuer's option beginning in the years 2010 to 2012. The slope of the yield curve provided opportunities to earn a spread by borrowing funds and reinvesting in loans and securities.

      o Total deposits decreased $9.1 million to $593.6 million at March 31, 2008 from $602.7 million at December 31, 2007. The decrease in deposits was due to a decrease in time deposits and money market accounts, partially offset by an increase in regular savings and checking accounts. Time deposits decreased $16.6 million to $336.7 million at March 31, 2008. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings.

      o Stockholder's equity at March 31, 2008 and December 31, 2007 was $281.9 million and $286.5 million, respectively, which represented 26.0% of total assets as of March 31, 2008 and 27.6% of total assets as of December 31, 2007. The change in stockholders' equity is comprised of the net repurchase of 361,958 shares for $3.7 million related to the stock repurchase plan, a dividend amounting to $1.5 million declared on January 22, 2008, partially offset by net income of $1.9 million for the three months ended March 31, 2008. The net repurchase of stock was comprised of the repurchase of 515,015 shares for $5.3 million, partially offset by the reissuance of 153,057 shares in connection with stock option exercises.

      o Nonperforming loans increased $1.8 million to $3.0 million at March 31, 2008 compared to $1.2 million at December 31, 2007. This represented 0.70% of total loans at March 31, 2008 and 0.29% of total loans at December 31, 2007. The increase was the result of a single agricultural commercial loan relationship of $1.8 million. The loan relationship is primarily secured by real estate. Management does not anticipate incurring significant losses on this relationship.

      o The allowance for loan losses was $5.9 million at March 31, 2008 and $5.7 million at December 31, 2007. This represents 1.39% of total loans at March 31, 2008 and 1.36% of total loans at December 31, 2007. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 199% at March 31, 2008 and 476% at December 31, 2007.

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

Westfield Financial's general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans. Compensation to an automobile dealer is normally based upon a spread that a dealer adds on the loan base rate set by Westfield Financial. The compensation is paid to an automobile dealer shortly after the loan is originated. Westfield Financial records the amount as a deferred cost that is amortized over the life of the loans in relation to the interest paid by the consumer.

Westfield Financial's methodology for assessing the appropriateness of the allowance consists of two key components: a specific allowance for identified problem or impaired loans, and a general allowance for the remainder of the portfolio. Measurement of an impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

Total assets increased $43.0 million to $1.1 billion at March 31, 2008 from $1.0 billion at December 31, 2007. Investment securities increased $11.6 million to $534.4 million at March 31, 2008 from $522.8 million at December 31, 2007. Cash and cash equivalents increased $25.6 million to $63.2 million at March 31, 2008 from $37.6 million at December 31, 2007. The increase in cash and cash equivalents was primarily the result of cash flow received from the investment portfolio late in the first quarter of 2008.

Net loans increased by $3.2 million to $418.1 million at March 31, 2008 from $414.9 million at December 31, 2007. This was the result of increases in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in residential real estate loans. Commercial and industrial loans increased $7.3 million to $123.8 million at March 31, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $2.1 million to $192.0 million at March 31, 2008.

Residential real estate loans decreased $5.4 million to $102.7 million at March 31, 2008 from $108.1 million at December 31, 2007. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third-party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

Asset growth was funded primarily through a $56.6 million increase in short-term borrowings and long-term debt, which totaled $196.8 million at March 31, 2008. This was primarily due to $48.5 million in new long-term debt, in the form of securities solder under repurchase agreements with an approved broker-dealer, at March 31, 2008. The securities sold under agreements to repurchase have final maturities in the first quarter of 2018 and are callable at the issuer's option beginning in the years 2010 to 2012. The slope of the yield curve provided opportunities to earn a spread by borrowing funds and reinvesting in loans and securities.

Total deposits decreased $9.1 to $593.6 million at March 31, 2008 from $602.7 million at December 31, 2007. Time deposits decreased $16.6 million to $336.7 million at March 31, 2008 while regular savings and money market accounts increased $4.6 million. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings.

Short-term borrowings were $48.3 million at March 31, 2008 and $35.3 million at December 31, 2007. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $30.0 million at March 31, 2008 and $18.4 million at December 31, 2007. Customer repurchase agreements were $18.3 million at March 31, 2008 and $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at March 31, 2008 were held by commercial customers.

Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, were $148.5 million at March 31, 2008 and $105.0 million at December 31, 2007. As of March 31, 2008, FHLB advances comprised $100.0 million and securities sold under repurchase agreements comprised $48.5 million of the long-term debt. The securities sold under agreements to repurchase have final maturities in the first quarter of 2018 and are callable at the issuer's option beginning in the years 2010 to 2012.

Stockholders' equity at March 31, 2008 and December 31, 2007 was $281.9 million and $286.5 million, respectively, representing 26.0% and 27.6% of total assets, respectively. The change in stockholders' equity is comprised of the net repurchase of 361,958 shares for $3.7 million related to the stock repurchase plan, a dividend amounting to $1.5 million declared on January 22, 2008, partially offset by net income of $1.9 million for the three months ended March 31, 2008. The net repurchase of stock was comprised of the repurchase of 515,015 shares for $5.3 million, partially offset by the reissuance of 153,057 shares in connection with stock option exercises.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

General

Net income was $1.9 million, or $0.06 per diluted share, for the quarter ended March 31, 2008 as compared to $2.0 million, or $0.07 per diluted share, for the same period in 2007.

Net interest and dividend income was $7.7 million for the three months ended March 31, 2008 and $7.5 million for the same period in 2007.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended March 31, 2008 and 2007 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. Interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitate comparison between taxable and tax exempt assets.

                                                                     Three Months Ended March 31,
                                                             2008                                     2007
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------         ----        --------     -------         ----
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------
Short-term investments                       $   215      $ 28,922       2.97%        $ 1,383      $104,861       5.28%
Investment securities                          6,922       542,533       5.10           5,096       428,074       4.76
Loans                                          6,772       420,904       6.44           6,485       383,520       6.76
                                             -------      --------                    -------      --------

      Total interest-earning assets          $13,909      $992,359       5.61%        $12,964      $916,455       5.66%
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW accounts                                 $   304      $ 85,092       1.43%        $   319      $ 79,144       1.61%
Savings accounts                                 160        51,747       1.24              48        38,920       0.49
Money market accounts                            221        73,167       1.21             349        91,631       1.52
Time deposits                                  3,656       344,924       4.24           4,080       373,921       4.36
Repurchase agreements and borrowings           1,720       168,469       4.08             527        58,713       3.59
                                             -------      --------                    -------      --------

      Total interest-bearing liabilities     $ 6,061      $723,399       3.35%        $ 5,323      $642,329       3.31%
                                             =======      ========                    =======      ========

Less: Tax equivalent adjustment                 (140)                                    (120)

Net interest income/interest rate spread     $ 7,708                     2.26%        $ 7,521                     2.35%
                                             =======                     ====         =======                     ====

Net Interest Margin (1)                                                  3.16%                                    3.34%
                                                                         ====                                     ====
------------------
(1)   Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.

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

                                        Three Months Ended March 31, 2008
                                          compared to Three Months Ended
                                                  March 31, 2007
                                           Increase (decrease) due to:
                                        ---------------------------------

Interest-Earning Assets                  Volume        Rate         Net
-----------------------                  ------        ----         ---
                                              (Dollars in thousands)

Short-term investments                  $(1,002)      $(166)      $(1,168)
Investment securities                     1,363         463         1,826
Loans                                       632        (345)          287
                                        -------       -----       -------

Net change in income on
 interest-earning assets                    993         (48)          945
                                        -------       -----       -------

Interest-Bearing Liabilities
----------------------------

NOW accounts                                 24         (39)          (15)
Savings accounts                             16          96           112
Money market accounts                       (70)        (58)         (128)
Time deposits                              (316)       (108)         (424)
Customer repurchase agreements
 and borrowings                             985         208         1,193
                                        -------       -----       -------
Net change in expense on
 interest-bearing liabilities               639          99           738
                                        -------       -----       -------

Change in net interest income           $   354       $(147)      $   207
                                        =======       =====       =======

Net interest and dividend income increased $187,000 to $7.7 million for the three months ended March 31, 2008 from $7.5 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.16% for the three months ended March 31, 2008 as compared to 3.34% for the same period in 2007. Interest and dividend income on a tax equivalent basis increased $945,000 to $13.9 million for the three months ended March 31, 2008 from $13.0 million for the same period in 2007. The increase in interest income was mainly due to a $75.9 million increase in average earning assets. Average earning assets were $992.4 million for the three months ended March 31, 2008 compared to $916.5 for the same period in 2007. The yield on interest-earning assets decreased five basis points to 5.61% for the three months ended March 31, 2008 from 5.66% for same period in 2007.

The increase in interest income was partially offset by an increase in interest expense of $738,000 to $6.1 million for the three months ended March 31, 2008 from $5.3 million for the comparable 2007 period. The average cost of interest-bearing liabilities increased four basis points to 3.35% for the three months ended March 31, 2008 from 3.31% for same period in 2007. The increase in the average cost of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing liabilities from the comparable 2007 period.

Provision for Loan Losses

The allocation of the allowance for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio.

The amount that Westfield Bank provided for the provision for loan losses during the three months ended March 31, 2008 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in nonperforming loans and impaired loans an increase in commercial and industrial loans and commercial real estate loans, tempered by a decrease in residential real estate loan balances. After evaluating these factors, Westfield Bank provided $175,000 for loan losses for the three months ended March 31, 2008, compared to $100,000 for the same period in 2007. The allowance was $5.9 million at March 31, 2008 and $5.7 million at December 31, 2007. The allowance for loan losses was 1.39% of total loans at March 31, 2008 and 1.36% at December 31, 2007.

Nonperforming loans were $3.0 million at March 31, 2008 and $1.2 million at December 31, 2007. Nonperforming loans as a percentage of total loans were 0.70% at March 31, 2008 and 0.29% at December 31, 2007. The increase was the result of a single agricultural commercial loan relationship of $1.8 million. The loan relationship is primarily secured by real estate. Management does not anticipate incurring significant losses on this relationship.

Impaired loans increased $1.8 million to $2.0 million at March 31, 2008 from $196,000 at December 31, 2007 as a result of the single agricultural commercial loan relationship of $1.8 million described above. A valuation allowance of $91,000 was allocated in the first quarter of 2008 on the loan relationship of $1.8 million based on the estimated fair value of the underlying collateral.

Commercial and industrial loans increased $7.3 million to $123.8 million at March 31, 2008. Westfield Bank considers commercial and industrial loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased $2.1 million during the quarter ended March 31, 2008. At March 31, 2008, residential real estate loans decreased $5.4 million to $102.7 million compared to December 31, 2007.

Net recoveries were $7,000 for the three months ended March 31, 2008. This was comprised of recoveries of $13,000 for the three months ended March 31, 2008, partially offset by charge-offs of $6,000 for the same period. Net recoveries for the three months ended March 31, 2007 were $16,000. This was comprised of recoveries of $36,000 for the three months ended March 31, 2007, partially offset by charge-offs of $20,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $46,000 to $865,000 for the three months ended March 31, 2008 from $819,000 in the same period in 2007. Income from bank-owned life insurance increased $52,000 to $319,000 for the three months ended March 31, 2008 compared to $267,000 in the same period in 2007. Net checking account processing fee income decreased $59,000 to $327,000 for the three months ended March 31, 2008, compared to $386,000 for the same period in 2007.

Westfield Financial incurred a net loss of $10,000 on the sale and writedown of securities for the three months ended March 31, 2008. This was due to a writedown of $310,000 on preferred stock issued by Freddie Mac. Management deemed the value of this preferred stock to be other than temporarily impaired. The writedown was offset by net gains of $300,000 for the three months ended March 31, 2008 on the sale of other investment securities. There were no gains, losses, or writedowns related to investment securities for the same period in 2007.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2008 was $5.8 million, compared to $5.3 million for the same period in 2007. Salaries and benefits increased $294,000 to $3.6 million for the three months ended March 31, 2008 compared to $3.3 million for the same period in 2007. The increase in salaries and benefits for the three months ended March 31, 2008 was primarily the result of an increase of $201,000 in expenses related to share-based compensation, due to new grants of restricted stock and stock options in the third quarter of 2007. In addition, expenses related to employee health insurance increased $57,000 due to normal increases in this area.

Computer operations expense increased $83,000 to $435,000 for the three months ended March 31, 2008 from $352,000 in the comparable 2007 period. The increase was primarily the result of increased licensing and support fees over the comparable 2007 period. Professional services increased $75,000 to $474,000 for the three months ended March 31, 2008 from $399,000 in the comparable 2007 period. The increase was primarily the results of a $50,000 fee paid to a consultant for a review of bank processes during the first quarter of 2008.

Income Taxes

For the three months ended March 31, 2008, Westfield Financial had a tax provision of $753,000 as compared to $913,000 for the same period in 2007. The effective tax rate was 28.8% for the three months ended March 31, 2008 and 31.1% for the same period in 2007. The decrease in effective tax rate for the three months ended March 31, 2008 from the comparable 2007 period is due primarily to a decrease in fully taxable income while maintaining tax-exempt income levels.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the FHLB at March 31, 2008 was $12.4 million.

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

At March 31, 2008, Westfield Financial exceeded each of its applicable regulatory capital requirements. As of March 31, 2008, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. Westfield Financial's and Westfield Bank's actual capital ratios of March 31, 2008 are also presented in the following table.

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                            Minimum             Capitalized
                                                                          For Capital          Under Prompt
                                                                           Adequacy             Corrective
                                                     Actual                Purposes          Action Provisions
                                                Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                ------      -----      ------      -----     ------      -----
                                                                    (Dollars in thousands)
March 31, 2008

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $287,621     48.40%      47,541     8.00%         N/A         -
  Bank                                          220,132     37.96       46,388     8.00      $57,985     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  281,804     47.42       23,770     4.00          N/A         -
  Bank                                          214,315     36.96       23,194     4.00       34,791      6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                                  281,804     26.03       43,307     4.00          N/A         -
  Bank                                          214,315     21.07       40,691     4.00       50,864      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          214,315     21.07       15,259     1.50          N/A         -

December 31, 2007

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $290,900     50.29%      46,276     8.00%         N/A         -
  Bank                                          218,118     38.76       45,021     8.00      $56,277     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  285,174     49.30       23,138     4.00          N/A         -
  Bank                                          212,392     37.74       22,511     4.00       33,766      6.00
Tier 1 Capital (to Adjusted Assets):
  Consolidated                                  285,174     27.48       41,506     4.00          N/A         -
  Bank                                          212,392     21.95       38,696     4.00       48,370      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A        -           N/A        -          N/A         -
  Bank                                          212,392     21.95       14,511     1.50          N/A         -

See the "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing, and financing activities for the three months ended March 31, 2008 and March 31, 2007.

Westfield Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at March 31, 2008 follows:

                                               After 1 Year     After 3 Years
                                    Within      but Within       but Within        After
                                    1 Year       3 Years           5 Years        5 Years      Total
                                    ------     ------------     -------------     -------      -----
                                                             (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $    379       $   746           $   629        $ 6,693     $  8,447
                                  ========       =======           =======        =======     ========

DEBT
  Federal Home Loan Bank          $ 20,000       $55,000           $20,000        $ 5,000     $100,000
  Securities sold under
   repurchase agreements                 -             -                 -         48,500       48,500
                                  --------       -------           -------        -------     --------
    Total debt                    $ 20,000       $55,000           $20,000        $53,500     $148,500
                                  ========       =======           =======        =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $ 52,826       $     -           $     -        $13,610     $ 66,436
  Other loan commitments            30,060         4,393                 -                      34,453
  Letters of credit                  6,826             -                 -            458        7,284
                                  --------       -------           -------        -------     --------
    Total credit commitments      $ 89,712       $ 4,393           $     -        $14,068     $108,173
                                  --------       -------           -------        -------     --------

Grand total                       $110,091       $60,139           $20,629        $74,261     $265,120
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets. Management believes, as of March 31, 2008, that Westfield Bank met all capital adequacy requirements to which it was subject. As of March 31, 2008, the most recent notification from the OTS categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

The table below sets forth as of March 31, 2009 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

                  For the Twelve Months Ending March 31, 2009
                            (Dollars in thousands)
                ----------------------------------------------
                  Changes in        Net Interest
                Interest Rates      and Dividend
                (Basis Points)         Income         % Change
                --------------      ------------      --------
                      300             $30,872            7.0%
                      200              30,272            5.0%
                      100              29,503            2.3%
                        0              28,841            0.0%
                     -100              27,983           -3.0%
                     -200              25,606          -11.2%
                     -300              22,988          -20.3%

Management believes that there have been no significant changes in market risk since December 31, 2007.

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

There have been no changes in Westfield Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Westfield Financial's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 1A.      RISK FACTORS

There have been no material changes in the risk factors previously disclosed on Westfield Financial's Form 10-K for the year ending December 31, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2008.

-------------------------------------------------------------------------------------------------
                                                                Total number
                                                                  of shares       Maximum number
                                                                purchased as      of shares that
                         Total number                         part of publicly      may yet be
                           of shares       Average price          announced       purchased under
        Period             purchased     paid per share($)        programs          the program
-------------------------------------------------------------------------------------------------
January 1 - 31, 2008        33,402             10.20                33,402           3,160,598
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
February 1 - 29, 2008      368,985             10.39               368,985           2,791,613
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
March 1 - 31, 2008         112,628              9.97               112,628           2,678,985
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Total                      515,015             10.29               515,015           2,678,985
-------------------------------------------------------------------------------------------------

In January 2008, the Board of Directors voted to authorize the commencement of a repurchase program ("Repurchase Program") authorizing the Company to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The Repurchase Program will continue until it is completed. The repurchases may be made from time to time at the discretion of management of the Company.

During the three months ended March 31, 2008, 153,057 shares of the Company's stock which were repurchased under the repurchase program were reissued in connection with stock option exercises.

There were no sales by the Company of unregistered securities during the three months ended March 31, 2008.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              a.  None.

              b.  None.

ITEM 6.       EXHIBITS

              The following exhibits are furnished with this report:

Exhibit       Description
-------       -----------------------------------------------------------------
2.1           Amended and Restated Plan of Conversion and Stock Issuance of
              Westfield Mutual Holding Company, Westfield Financial, Inc. and
              Westfield Bank. (1)
3.1           Articles of Organization of Westfield Financial, Inc. (2)
3.2           Bylaws of Westfield Financial, Inc. (2)
4.1           Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1          Form of Employee Stock Ownership Plan of Westfield Financial,
              Inc. (3)
10.2          Amendments to the Employee Stock Ownership Plan of Westfield
              Financial, Inc. (4)
10.3          Form of Director's Deferred Compensation Plan. (5)
10.4          The 401(k) Plan adopted by Westfield Bank. (6)
10.5          Amended and Restated Benefit Restoration Plan of Westfield
              Financial, Inc. (7)
10.6          Form of Amended and Restated Deferred Compensation Agreement with
              Donald A. Williams. (5)
10.7          Amended and Restated Employment Agreement between Donald A.
              Williams and Westfield Bank. (7)
10.8          Amended and Restated Employment Agreement between Michael J.
              Janosco, Jr. and Westfield Bank. (7)
10.9          Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank. (7)
10.10         Amended and Restated Employment Agreement between Donald A.
              Williams and Westfield Financial, Inc. (7)
10.11         Amended and Restated Employment Agreement between Michael J.
              Janosco, Jr. and Westfield Financial, Inc. (7)
10.12         Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (7)
10.13         Form of Amended and Restated Change in Control Agreement by and
              among certain officers, Westfield Financial, Inc. and Westfield
              Bank. (7)
10.14         Agreement between Westfield Bank and Village Mortgage Company.
              (1)
31.1          Rule 13a-14(a)/15d-14(a) Certifications
32.1          Section 1350 Certifications

(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the SEC on January 5, 2007.
(3) Incorporated by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the SEC on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the SEC on December 22, 2005.
(6) Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the SEC on April 28, 2006.
(7) Incorporated by reference to the Form 8-K filed with the SEC on October 25, 2007.

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


May 9, 2008