Form 10-Q
period 2008-06-30
WESTFIELD FINANCIAL INC
filed 2008-08-08
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

      Large accelerated filer                Accelerated filer  x
                              ---                              ---
      Non-accelerated filer                  Smaller reporting company
                            ---                                        ---

      Indicate by check mark whether the registrant is a shell company.
Yes      No x
    ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      Outstanding at
      Class                                           August 4, 2008
-----------------------------------          ----------------------------------
      Common Stock, par value $0.01                     31,383,188

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - June 30, 2008 and December 31, 2007

         Consolidated Statements of Income (Unaudited) - Three and six months ended June 30, 2008 and 2007

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Six Months ended
         June 30, 2008 and 2007

         Consolidated Statements of Cash Flows (Unaudited) - Six Months ended June 30, 2008 and 2007

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

      Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Westfield Financial, Inc. undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART 1
ITEM 1. FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                   (Dollars in thousands, except share data)

                                                                              June 30,      December 31,
                                                                                2008            2007
                                                                                ----            ----
ASSETS
Cash and due from banks                                                     $   17,272      $   16,603
Federal funds sold                                                              30,259          21,017
Interest-bearing deposits and other short-term investments                           -               3
                                                                            ----------      ----------

    Cash and cash equivalents                                                   47,531          37,623
                                                                            ----------      ----------

SECURITIES:
Available for sale - at estimated fair value                                    24,256          38,051

Held to maturity - at amortized cost (estimated fair value of
 $84,754 at June 30, 2008 and $105,829 in December 31, 2007)                    84,028         104,025

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                   235,831         206,178

Held to maturity - at amortized cost (estimated fair value of
 $172,480 at June 30, 2008 and $174,550 at December 31, 2007)                  172,530         174,594

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK - AT COST                       8,446           7,510

LOANS - Net of allowance for loan losses of $6,127 at June 30, 2008 and
 $5,726 at December 31, 2007                                                   434,678         414,902

PREMISES AND EQUIPMENT, Net                                                     12,374          12,712

ACCRUED INTEREST RECEIVABLE                                                      5,564           5,761

BANK-OWNED LIFE INSURANCE                                                       35,041          32,398

OTHER ASSETS                                                                     9,133           6,030
                                                                            ----------      ----------

TOTAL ASSETS                                                                $1,069,412      $1,039,784
                                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                         $   44,877      $   42,408
Interest-bearing                                                               541,583         560,268
                                                                            ----------      ----------

    Total deposits                                                             586,460         602,676
                                                                            ----------      ----------

SHORT-TERM BORROWINGS                                                           47,395          35,268

LONG-TERM DEBT                                                                 153,500         105,000

OTHER LIABILITIES                                                                8,358          10,308
                                                                            ----------      ----------

TOTAL LIABILITIES                                                              795,713         753,252
                                                                            ----------      ----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 none outstanding at June 30, 2008 and December 31, 2007                             -               -
Common stock - $.01 par value, 75,000,000 shares authorized, 31,383,188 shares issued and outstanding at June 30, 2008, 75,000,000 shares authorized, 31,933,549 shares issued and outstanding at
 December 31, 2007                                                                 313             319
Additional paid-in capital                                                     205,012         209,497
Unallocated common stock of Employee Stock Ownership Plan                      (11,228)        (11,542)
Restricted stock unearned compensation                                          (4,992)         (5,493)
Retained earnings                                                               86,595          92,702
Accumulated other comprehensive (loss) income                                   (2,001)          1,049
                                                                            ----------      ----------

    Total stockholders' equity                                                 273,699         286,532
                                                                            ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,069,412      $1,039,784
                                                                            ==========      ==========

                      See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)

                                                         Three Months                 Six Months
                                                        Ended June 30,              Ended June 30,
                                                      2008          2007          2008          2007
                                                      ----          ----          ----          ----
INTEREST AND DIVIDEND INCOME:
  Debt securities, taxable                         $    6,285    $    5,389    $   12,587    $    9,947
  Residential and commercial real estate loans          4,564         4,377         9,240         8,809
  Commercial and industrial loans                       1,948         2,069         3,923         3,993
  Debt securities, tax-exempt                             345           327           679           635
  Federal funds sold                                      172           620           386         1,936
  Marketable equity securities                            151           160           331           307
  Consumer loans                                           82            90           169           181
  Interest-bearing deposits and other
   short-term investments                                   -            27             1            95
                                                   ----------    ----------    ----------    ----------

  Total interest and dividend income                   13,547        13,059        27,316        25,903
                                                   ----------    ----------    ----------    ----------

INTEREST EXPENSE:
  Deposits                                              3,794         4,923         8,135         9,719
  Short-term borrowings                                   246           136           564           273
  Long-term debt                                        1,554           587         2,956           977
                                                   ----------    ----------    ----------    ----------

  Total interest expense                                5,594         5,646        11,655        10,969
                                                   ----------    ----------    ----------    ----------

  Net interest and dividend income                      7,953         7,413        15,661        14,934

PROVISION FOR LOAN LOSSES                                 240            75           415           175
                                                   ----------    ----------    ----------    ----------

  Net interest and dividend income after
   provision for loan losses                            7,713         7,338        15,246        14,759
                                                   ----------    ----------    ----------    ----------

NONINTEREST INCOME:
  Income from bank-owned life insurance                   323           324           643           591
  Service charges and fees                                609           650         1,164         1,202
  Gain on sales of securities, net                         19             -           319             -
  Other than temporary writedowns on securities             -             -          (310)            -
                                                   ----------    ----------    ----------    ----------

  Total noninterest income                                951           974         1,816         1,793
                                                   ----------    ----------    ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                       3,488         3,290         7,096         6,604
  Occupancy                                               624           578         1,226         1,167
  Professional fees                                       373           344           847           744
  Computer operations                                     420           361           854           713
  Stationery, supplies and postage                        124           127           250           253
  Other                                                   704           881         1,244         1,406
                                                   ----------    ----------    ----------    ----------

  Total noninterest expense                             5,733         5,581        11,517        10,887
                                                   ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                              2,931         2,731         5,545         5,665

INCOME TAXES                                              811           826         1,564         1,740
                                                   ----------    ----------    ----------    ----------

NET INCOME                                         $    2,120    $    1,905    $    3,981    $    3,925
                                                   ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                         $     0.07    $     0.06    $     0.14    $     0.13

  Weighted average shares outstanding              29,300,122    30,120,536    29,388,895    30,107,957

  Diluted earnings per share                       $     0.07    $     0.06    $     0.13    $     0.13

  Weighted average diluted shares outstanding      29,698,152    30,575,244    29,845,175    30,625,328

                      See accompanying notes to consolidated financial statements.

                                             WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - UNAUDITED
                                             (Dollars in thousands, except share data)

                                   Common Stock                                  Restricted                Accumulated
                                ------------------   Additional                    Stock                      Other
                                              Par     Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                  Shares     Value    Capital        ESOP       Compensation   Earnings   Income (Loss)    Total
                                 --------    -----   ----------      ----       ------------   --------   -------------    -----
Balance at December 31, 2007    31,933,549   $319     $209,497     $(11,542)      $(5,493)     $92,702      $ 1,049      $286,532

Comprehensive income:
  Net income                             -      -            -            -             -        3,981            -         3,981
  Unrealized losses on
   securities arising during
   the period, net of tax
   benefit of $2,025                     -      -            -            -             -            -       (3,044)       (3,044)
  Reclassification for gains
   included in net income,
   net of tax of $3                      -      -            -            -             -            -           (6)           (6)
                                                                                                                         --------
Comprehensive income:                                                                                                         931
                                                                                                                         --------
Share-based compensation                 -      -          492          314           501            -            -         1,307
Common stock repurchased          (983,471)   (10)      (9,769)           -             -            -            -        (9,779)
Issuance of common stock in
 connection with stock
 option exercises                  433,110      4        4,447            -             -       (2,550)           -         1,901
Excess tax benefits in
 connection with stock
 option exercises                        -      -          345            -             -            -            -           345
Cash dividends declared
 ($0.25 per share)                       -      -            -            -             -       (7,538)           -        (7,538)
                                ----------   ----     --------     --------       -------      -------      -------      --------

Balance at June 30, 2008        31,383,188   $313     $205,012     $(11,228)      $(4,992)     $86,595      $(2,001)     $273,699
                                ==========   ====     ========     ========       =======      =======      =======      ========

Balance at December 31, 2006     9,728,912    274      201,736       (4,835)         (405)      93,364         (726)      289,408

Comprehensive income:
  Net income                             -      -            -            -             -        3,925            -         3,925
  Unrealized losses on
   securities arising during
   the year, net of tax
   benefit of $244                       -      -            -            -             -            -         (347)         (347)
                                                                                                                         --------
Comprehensive income:                                                                                                       3,578
                                                                                                                         --------
Exchange of common stock
 pursuant to reorganization
 (9,728,912 shares exchanged
 at a 3.28138 ratio for
 31,923,903 shares)             21,458,991     38         (358)           -             -            -            -          (320)
Capital contribution pursuant
 to dissolution of Mutual
 Holding Company                         -      -            -            -             -        2,713            -         2,713
Share-based compensation                 -      -          336          331           244            -            -           911
Issuance of restricted stock             -      -          202            -          (202)           -            -             -
Purchase of ESOP shares            736,000      7        7,353       (7,360)            -            -            -             -
Issuance of common stock in
 connection with stock
 option exercises                    2,684      -           12            -             -            -            -            12
Cash dividends declared
 ($0.10 per share)                       -      -            -            -             -       (3,017)           -        (3,017)
                                ----------   ----     --------     --------       -------      -------      -------      --------

Balance at June 30, 2007        31,926,587   $319     $209,281     $(11,864)      $  (363)     $96,985      $(1,073)     $293,285
                                ==========   ====     ========     ========       =======      =======      =======      ========

                                   See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                                    Six Months
                                                                                  Ended June 30,
                                                                                 2008         2007
                                                                                 ----         ----
OPERATING ACTIVITIES:
Net income                                                                    $   3,981     $  3,925
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                         415          175
  Depreciation of premises and equipment                                            596          509
  Net amortization of premiums and discounts on securities,
   mortgage-backed securities, and mortgage loans                                   118          186
  Share-based compensation expense                                                1,307          911
  Excess tax benefits in connection with stock option exercises                    (345)           -
  Net realized securities gains                                                    (319)           -
  Other than temporary writedowns on securities                                     310            -
  Deferred income tax benefit                                                       (90)         (34)
  Income from bank-owned life insurance                                            (643)        (591)
Changes in assets and liabilities:
  Accrued interest and dividends                                                    197       (1,007)
  Other assets                                                                     (989)          49
  Other liabilities                                                              (1,605)         761
                                                                              ---------     --------

    Net cash provided by operating activities                                     2,933        4,884
                                                                              ---------     --------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                                           -      (31,758)
  Proceeds from maturities and principal collections                             20,000       10,000
Securities, available for sale:
  Purchases                                                                     (12,217)     (16,171)
  Proceeds from sales                                                            15,242            -
  Proceeds from calls, maturities, and principal collections                      9,992        5,293
Mortgage-backed securities, held to maturity:
  Purchases                                                                     (18,339)     (20,342)
  Principal collections                                                          20,278       19,196
Mortgage-backed securities, available for sale:
  Purchases                                                                     (63,782)     (63,808)
  Proceeds from sales                                                             4,424            -
  Principal collections                                                          25,441       16,759
Purchase of residential mortgages                                                  (977)        (741)
Net other increase in loans                                                     (19,233)      (8,992)
Purchase of Federal Home Loan Bank of Boston stock                                 (936)      (1,546)
Proceeds from sale of Federal Home Loan Bank of Boston stock                          -          217
Purchases of premises and equipment                                                (258)      (1,443)
Purchase of bank-owned life insurance                                            (2,000)     (10,521)
                                                                              ---------     --------

    Net cash used in investing activities                                       (22,365)    (103,857)
                                                                              ---------     --------

FINANCING ACTIVITIES:
(Decrease) increase in deposits                                                 (16,216)       2,802
Net change in short-term borrowings                                              12,127       (7,640)
Repayment of long-term debt                                                     (10,000)      (5,000)
Proceeds from long-term debt                                                     58,500       40,000
Cash dividends paid                                                              (7,538)      (3,017)
Exchange of common stock pursuant to reorganization                                   -         (320)
Capital contribution pursuant to dissolution of MHC                                   -        2,713
Common stock repurchased                                                         (9,779)           -
Issuance of common stock in connection with stock option exercises                1,901           12
Excess tax benefits in connection with stock option exercises                       345            -
                                                                              ---------     --------

    Net cash provided by financing activities                                    29,340       29,550
                                                                              ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                          9,908      (69,423)

  Beginning of period                                                            37,623      154,508
                                                                              ---------     -------
  End of period                                                               $  47,531     $ 85,085
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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial's financial condition as of June 30, 2008, and the results of operations, changes in stockholders' equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the remainder of the year ended December 31, 2008. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2007.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result form the assumed issuance. Potential common shares that may be issued by Westfield Financial relate solely to outstanding stock awards and options and are determined using the treasury stock method.

Earnings per common share for the three and six months ended June 30, 2008 and 2007 have been computed based on the following:

                                                           Three Months           Six Months
                                                          Ended June 30,        Ended June 30,
                                                          2008       2007       2008       2007
                                                          ----       ----       ----       ----
                                                          (In thousands, except per share data)
Net income available to common shareholders             $ 2,120    $ 1,905    $ 3,981    $ 3,925
                                                        =======    =======    =======    =======

Weighted average number of common shares outstanding     29,300     30,120     29,389     30,108
Effect of dilutive share awards and options                 398        455        456        517
                                                        -------    -------    -------    -------

Adjusted weighted average number of common shares
 outstanding used to calculate diluted earnings
 per common share                                        29,698     30,575     29,845     30,625
                                                        =======    =======    =======    =======

Basic earnings per share                                $  0.07    $  0.06    $  0.14    $  0.13
Diluted earnings per share                              $  0.07    $  0.06    $  0.13    $  0.13

Stock options and awards that would have an antidilutive effect on diluted earnings per share are excluded from the calculation. At June 30, 2008, 1,501,857 shares were antidilutive. No shares were antidilutive at June 30, 2007.

3.  SHARE-BASED COMPENSATION

The Westfield Financial, Inc. 2007 Stock Option Plan (the "2007 Stock Option Plan") was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August 2007, 1,351,702 shares of common stock were granted under the 2007 Stock Option Plan. At June 30, 2008, 208,399 shares were available for future grants. No shares were granted during the three and six months ended June 30, 2008. In August 2007, 559,000 shares of common stock were granted under the 2007 Recognition and Retention Plan. As of June 30, 2008, 65,041 shares were available for future grants. No shares were granted in the three and six months ended June 30, 2008.

Westfield Financial applies Statement of Financial Accounting Standard No. 123(R), "Share Based Payment" ("SFAS 123(R)" or "the Statement") in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to stock awards of approximately $251,000 and $124,000 for three months ended June 30, 2008 and 2007, respectively, and $501,000 and $244,000 for the six months ended June 30, 2008 and 2007, respectively.

Westfield Financial applies SFAS 123(R) in accounting for stock options. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Westfield Financial uses the binomial model for its adoption of this statement to determine that fair value of stock options granted. Expense is recognized for stock options based on the fair value determined at the grant date. Westfield Financial recorded compensation costs relating to stock options of $173,000 and $84,000, with a related tax benefit of $45,000 and $18,000 for the three months ended June 30, 2008 and 2007, respectively. Westfield Financial recorded compensation costs relating to stock options of $346,000 and $157,000, with a related tax benefit of $90,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively.

4.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Westfield Bank utilizes short-term borrowings and long-term debt as additional sources of funds to finance Westfield Bank's lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank ("FHLB") advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $32.7 million and $18.5 million at June 30, 2008 and December 31, 2007, respectively. Customer repurchase agreements were $14.7 million at June 30, 2008 and $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at June 30, 2008 and December 31, 2007 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements. At June 30, 2008, Westfield Bank had $105.0 million in long-term debt with the FHLB and $48.5 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $105.0 million in FHLB advances and no securities sold under repurchase agreements at December 31, 2007. In the first quarter of 2008, securities sold under repurchase agreements of $48.5 million were executed with a weighted average interest rate of 2.66% and final maturities in the first quarter of 2018. The securities sold under agreements to repurchase are callable at the issuer's option beginning in the years 2010 to 2012.

5.  PENSION AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The following table provides information regarding net benefit costs for the period shown:

                                                         Postretirement Life
                                    Pension Benefits      Insurance Benefits
                                   Three months ended    Three months ended
                                        June 30,              June 30,
                                   ------------------    -------------------
                                                 (In thousands)
                                    2008         2007    2008           2007
                                    ----         ----    ----           ----

      Service cost                 $ 175        $ 175    $  -           $  8
      Interest cost                  162          145       6             12
      Expected return on assets     (188)        (162)      -              -
      Transaction obligation          (3)          (3)      -              2
      Actuarial loss                  (9)           -       -              -
                                   -----        -----    ----           ----

      Net periodic pension cost    $ 137        $ 155    $  6           $ 22
                                   =====        =====    ====           ====

                                                         Postretirement Life
                                    Pension Benefits      Insurance Benefits
                                    Six months ended       Six months ended
                                        June 30,               June 30,
                                   ------------------    -------------------
                                                 (In thousands)
                                    2008         2007    2008           2007
                                    ----         ----    ----           ----

      Service cost                 $ 351        $ 351    $  -           $ 16
      Interest cost                  324          291      12             25
      Expected return on assets     (377)        (323)      -              -
      Transition obligation           (6)          (6)      -              4
      Actuarial loss                 (17)          (1)      1              -
                                   -----        -----    ----           ----

      Net periodic pension cost    $ 275        $ 312    $ 13           $ 45
                                   =====        =====    ====           ====

Westfield Financial plans to contribute the amount required to meet the minimum funding standards under Internal Revenue Code Section 412. Additional contributions will be made as deemed appropriate by management in conjunction with the plan's actuaries. For the year 2008, the preliminary estimated contribution is approximately $557,000. As of June 30, 2008, no contribution had been made.

In 2007, Westfield Financial curtailed its postretirement life insurance benefits for active employees to offset rising compensation costs.

6.  FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, Westfield Financial adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides a framework for measuring fair value under U.S. GAAP.

Westfield Financial also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Westfield Financial did not elect fair value treatment for any financial assets or liabilities upon adoption.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                June 30, 2008
                                  ----------------------------------------
                                  Level 1    Level 2    Level 3     Total
                                  -------    -------    -------     -----
                                               (In thousands)
Assets
  Securities available for sale $6,759 $ 17,497 $ - $ 24,256 Mortgage-backed securities
   available for sale                   -     235,831         -    235,831
                                   ------    --------   -------   --------
    Total assets                   $6,759    $253,328   $     -   $260,087
                                   ======    ========   =======   ========

Also, Westfield Financial may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets for the three and six months ended June 30, 2008.

                                                                         Three Months        Six Months
                                                                             Ended             Ended
                                             At June 30, 2008            June 30, 2008     June 30, 2008
                                             ----------------            -------------     -------------
                                                               (In thousands)

                                                                             Total             Total
                                   Level 1        Level 2    Level 3    Gains (Losses)    Gains (Losses)
                                   -------        -------    -------    --------------    --------------
Assets
  Securities available for sale      $690          $    -      $  -          $  -             $(310)
  Loans                                 -           1,904         -           (35)             (126)
                                     ----          ------      ----          ----             -----
       Total assets                  $690          $1,904      $  -          $(35)            $(436)
                                     ====          ======      ====          ====             =====

The amount of securities available for sale represents the carrying value and related writedown of one other than temporarily impaired highly rated preferred stock of a government-sponsored enterprise for which the adjustment was based on the difficult underlying operating environment of this entity. The writedown of $310,000 is included in Westfield Financial's earnings for the six months ended June 30, 2008. The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (revised), "Business Combinations" ("SFAS 141R"). This Statement replaces FASB Statement No. 141 ("SFAS 141"), and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. Under SFAS 141R an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost-allocation process under SFAS 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date, and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. SFAS 141R requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while SFAS 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under SFAS 141R, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under SFAS 141. Further, SFAS 141R eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. SFAS 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

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

Please review our financial results for the quarter ended June 30, 2008 in the context of this strategy.

      o Net income was $2.1 million, or $0.07 per diluted share, for the quarter ended June 30, 2008 compared to $1.9 million, or $0.06 per diluted share for the same period in 2007. For the six months ended June 30, 2008, net income was $4.0 million, or $0.13 per diluted share compared to $3.9 million, or $0.13 per diluted share for the same period in 2007. The increase in earnings was primarily the result of an increase in net interest income, partially offset by increased noninterest expenses and an increase in the provision for loan losses.

      o Net interest income increased $540,000 to $8.0 million for the three months ended June 30, 2008 compared to $7.4 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.23% for the three months ended June 30, 2008, compared to 3.25% for the same period in 2007. The increase in net interest income was mainly due to $74.0 million increase in average earning assets.

      o For the six months ended June 30, 2008, net interest income increased $727,000 to $15.7 million, compared to $14.9 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.20% and 3.31% for the six months ended June 30, 2008 and 2007, respectively. The increase in net interest income was primarily due to a $74.9 million increase in average earning assets.

      o For the three months ended June 30, 2008, noninterest expense was $5.7 million compared to $5.6 million for the same period in 2007. This was primarily due to an increase of $198,000 in salaries and benefits to $3.5 million for the three months ended June 30, 2008. Expenses related to share-based compensation increased $192,000 for the three months ended June 30, 2008 as a result of new grants of restricted stock and stock options in the third quarter of 2007.

      o For the six months ended June 30, 2008, noninterest expense was $11.5 million compared to $10.9 million for the same period in 2007. This increase was primarily due to an increase of $492,000 in salaries and benefits to $7.1 million for the six months ended June 30, 2008. Expenses related to share-based compensation increased $394,000 for the six months ended June 30, 2008 as a result of new grants, described above. In addition, expenses related to employee health insurance increased $92,000 due to normal increases in this area.

      o The six months ended June 30, 2008 also includes a net gain of $9,000 on the sale and writedown of securities. In the first quarter of 2008, Westfield Financial reported a writedown of $310,000 on preferred stock issued by Freddie Mac, a government-sponsored enterprise. Management deemed the impaired value of this preferred stock to be other than temporary. Westfield Financial's book value remaining on preferred stock issued by Freddie Mac is $690,000 at June 30, 2008. The writedown was offset by net gains of $319,000 for the six months ended June 30, 2008 on the sale of other investment securities. There were no gains, losses, or writedowns related to investment securities for the same period in 2007.

      o Total assets increased $29.6 million to $1.1 billion at June 30, 2008 from $1.0 billion at December 31, 2007. Net loans increased by $19.8 million, to $434.7 million at June 30, 2008 from $414.9 million at December 31, 2007. The increase in net loans was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $15.5 million to $132.0 million at June 30, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $13.1 million to $203.1 million at June 30, 2008 from $190.0 million at December 31, 2007.

      o Residential real estate loans decreased $7.7 million to $100.4 million at June 30, 2008 from $108.1 million at December 31, 2007. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third-party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank does not originate or hold subprime loans.

      o Asset growth was funded primarily through a $60.6 million increase in short-term borrowings and long-term debt, which totaled $200.9 million at June 30, 2008. This was primarily due to $48.5 million in new long-term debt, in the form of institutional repurchase agreements, at June 30, 2008. The slope of the yield curve provided opportunities to earn a spread by borrowing funds and reinvesting in loans and securities.

      o Total deposits decreased $16.2 million to $586.5 million at June 30, 2008 from $602.7 million at December 31, 2007. The decrease in deposits was due to a decrease in time deposits and money market accounts, partially offset by an increase in regular savings and checking accounts. Time deposits decreased $29.4 million to $323.9 million at June 30, 2008. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings. Management believes that doing so helped to control funding costs.

      o Stockholders' equity at June 30, 2008 and December 31, 2007 was $273.7 million and $286.5 million, respectively, which represented 25.6% of total assets of June 30, 2008 and 27.6% of total assets as of December 31, 2007. The decrease in stockholders' equity is the result of the repurchase of 983,471 shares for $9.8 million related to the stock repurchase plan, along with regular and special dividends amounting to $7.5 million. This was partially offset by net income of $4.0 million for the six months ended June 30, 2008 and the issuance of 433,110 shares of common stock amounting to $1.9 million in connection with stock option exercises. All of the stock options exercised during the six months ended June 30, 2008 were granted in 2002.

      o Nonperforming loans increased $1.9 million to $3.1 million at June 30, 2008 compared to $1.2 million at December 31, 2007. This represented 0.69% of total loans at June 30, 2008 and 0.29% of total loans at December 31, 2007. The increase was the result of a single agricultural commercial loan relationship of $1.8 million. The loan relationship is primarily secured by real estate. Management does not anticipate significant losses on this relationship.

      o The allowance for loan losses was $6.1 million at June 30, 2008 and $5.7 million at December 31, 2007. This represents 1.39% of total loans at June 30, 2008 and 1.36% of total loans at December 31, 2007. At these levels, the allowance for loan losses as percentage of nonperforming loans was 200% at June 30, 2008 and 476% at December 31, 2007.

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

Westfield Financial's methodology for assessing the appropriateness of the allowance consists of two key components: (i) a specific allowance for identified problem or impaired loans and (ii) a formula allowance for the remainder of the portfolio. Measurement of an impairment can be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Total assets increased $29.6 million to $1.1 billion at June 30, 2008 from $1.0 billion at December 31, 2007. Cash and cash equivalents increased $9.9 million to $47.5 million at June 30, 2008 from $37.6 million at December 31, 2007. The increase in cash and cash equivalents was primarily the result of cash flow received from the investment portfolio during the second quarter of 2008.

Net loans increased by $19.8 million to $434.7 million at June 30, 2008 from $414.9 million at December 31, 2007. This was the result of increases in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in residential real estate loans. Commercial and industrial loans increased $15.5 million to $132.0 million at June 30, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $13.1 million to $203.1 million at June 30, 2008 from $190.0 million at December 31, 2007. Owner occupied commercial real estate loans totaled $92.2 million and $90.4 million at June 30, 2008 and December 31, 2007, respectively, while non-owner occupied commercial real estate loans totaled $110.9 million and $99.6 million at June 30, 2008 and December 31, 2007, respectively. The increases in commercial and industrial and commercial real estate loans were due to increased loan originations to commercial customers within our market area.

Residential real estate loans decreased $7.7 million to $100.4 million at June 30, 2008 from $108.1 million at December 31, 2007. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third-party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank does not originate or hold subprime loans.

Asset growth was funded primarily through a $60.6 million increase in short-term borrowings and long-term debt, which totaled $200.9 million at June 30, 2008. This was primarily due to $48.5 million in new long-term debt, in the form of securities sold under repurchase agreements with an approved broker-dealer, at June 30, 2008.

Short-term borrowings were $47.4 million at June 30, 2008 and $35.3 million at December 31, 2007. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $32.7 million at June 30, 2008 and $18.5 million at December 31, 2007. Customer repurchase agreements were $14.7 million at June 30, 2008 and $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at June 30, 2008 were held by commercial customers.

Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, were $153.5 million at June 30, 2008 and $105.0 million at December 31, 2007. As of June 30, 2008, FHLB advances comprised $105.0 million and securities sold under repurchase agreements comprised $48.5 million of the long-term debt. The securities sold under agreements to repurchase have final maturities in the first quarter of 2018 and are callable at the issuer's option beginning in the years 2010 to 2012.

Total deposits decreased $16.2 million to $586.5 million at June 30, 2008 from $602.7 million at December 31, 2007. The decrease in deposits was due to a decrease in time deposits and money market accounts, partially offset by an increase in regular savings and checking accounts. Time deposits decreased $29.4 million to $323.9 million at June 30, 2008. Money market accounts decreased $7.7 million to $66.9 million while regular savings and checking accounts increased $20.8 million. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings. Management believes that doing so helped control funding costs.

Stockholders' equity at June 30, 2008 and December 31, 2007 was $273.7 million and $286.5 million, respectively, representing 25.6% and 27.6% of total assets, respectively. The decrease in stockholders' equity is comprised of the repurchase of 983,471 shares for $9.8 million and the payment of regular and special dividends amounting to $7.5 million, partially offset by net income of $4.0 million for the six months ended June 30, 2008. In January 2008, the Board of Directors voted to authorize the commencement of a repurchase program which authorized Westfield Financial to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The repurchase of 983,471 shares was partially offset by the reissuance of 433,110 shares in connection with stock option exercises. All of the stock options exercised during the six months ended June 30, 2008 were granted in 2002.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

General

Net income was $2.1 million, or $0.07 per diluted share, for the quarter ended June 30, 2008 as compared to $1.9 million, or $0.06 per diluted share, for the same period in 2007. Net interest and dividend income was $8.0 million for the three months ended June 30, 2008 and $7.4 million for the same period in 2007.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2008 and 2007 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

                                                                     Three Months Ended June 30,
                                                             2008                                     2007
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------      ----------     --------     -------      ----------
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------
Short-term investments                       $   172    $   33,006       2.08%        $   647      $ 49,751       5.20%
Investment securities                          6,900       540,388       5.11           5,960       492,629       4.84
Loans                                          6,630       432,081       6.14           6,574       389,075       6.76
                                             -------    ----------                    -------      --------

      Total interest-earning assets          $13,702    $1,005,475       5.45%        $13,181      $931,455       5.66%
                                             =======    ==========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW accounts                                 $   316    $   88,754       1.42%        $   341      $ 80,813       1.69%
Savings accounts                                 182        58,266       1.25              59        37,866       0.62
Money market accounts                            198        68,844       1.15             346        87,367       1.58
Time deposits                                  3,098       329,790       3.76           4,177       372,924       4.48
Customer repurchase agreements
 and Borrowings                                1,800       197,844       3.64             723        73,830       3.92
                                             -------    ----------                    -------      --------

      Total interest-bearing liabilities     $ 5,594    $  743,498       3.01%        $ 5,646      $652,800       3.46%
                                             =======    ==========                    =======      ========

Less:  Tax equivalent adjustment                (155)                                    (122)

Net interest income/interest rate spread     $ 7,953                     2.44%        $ 7,413                     2.20%
                                             =======                     ====         =======                     ====

Net interest margin                                                      3.23%                                    3.25%
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

                                        Three Months Ended June 30, 2008
                                         compared to Three Months Ended
                                                  June 30, 2007
                                           Increase (decrease) due to:
                                        --------------------------------

Interest-Earning Assets                 Volume        Rate         Net
-----------------------                 ------        ----         ---
                                              (Dollars in thousands)

Short-term investments                  $ (218)      $(257)      $  (475)
Investment securities                      578         362           940
Loans                                      727        (671)           56
                                        ------       -----       -------
Net change in income on
 interest-earning assets                 1,087        (566)          521
                                        ------       -----       -------

Interest-Bearing Liabilities
----------------------------

NOW accounts                                34         (59)          (25)
Savings accounts                            32          91           123
Money market accounts                      (73)        (75)         (148)
Time deposits                             (483)       (596)       (1,079)
Customer repurchase agreements and
 borrowings                              1,214        (137)        1,077
                                        ------       -----       -------
Net change in expense on
 interest-bearing liabilities              724        (776)          (52)
                                        ------       -----       -------

Change in net interest income           $  363       $ 210       $   573
                                        ======       =====       =======

Net interest and dividend income increased $540,000 to $8.0 million for the three months ended June 30, 2008 from $7.4 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.23% for the three months ended June 30, 2008 as compared to 3.25% for the same period in 2007. Interest and dividend income, on a tax equivalent basis, increased $521,000 to $13.7 million for the three months ended June 30, 2008 from $13.2 million for the same period in 2007. The increase in interest income was mainly due to a $74.0 million increase in average earning assets. Average earning assets were $1.0 billion for the three months ended June 30, 2008 compared to $931.5 million for the same period in 2007. The yield on interest-earning assets decreased 21 basis points to 5.45% for the three months ended June 30, 2008 from 5.66% for same period in 2007.

Interest expense was $5.6 million for the three months ended June 30, 2008 and 2007, respectively. The average cost of interest-bearing liabilities decreased forty-five basis points to 3.01% for the three months ended June 30, 2008 from 3.46% for same period in 2007. The decrease in the cost of interest-bearing liabilities was primarily due to the falling interest rate environment.

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

The amount that Westfield Bank provided for the provision for loan losses during the three months ended June 30, 2008 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in commercial and industrial loans and commercial real estate loans, tempered by a decrease in residential real estate loan balances. After evaluating these factors, Westfield Bank provided $240,000 for loan losses for the three months ended June 30, 2008, compared to $75,000 for the same period in 2007. The allowance was $6.1 million at June 30, 2008 and $5.9 million at March 31, 2008. The allowance for loan losses was 1.39% of total loans at June 30, 2008 and March 31, 2008.

Commercial and industrial loans increased $8.2 million to $132.0 million at June 30, 2008. Westfield Bank considers commercial and industrial loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased $11.1 million during the quarter ended June 30, 2008 to $203.1 million. At June 30, 2008, residential real estate loans decreased $2.3 million to $100.4 million compared to March 31, 2008.

Net charge-offs were $21,000 for the three months ended June 30, 2008. This was comprised of charge-offs of $45,000 offset by recoveries of $24,000. Net recoveries for the three months ended June 30, 2007 were $46,000. This was comprised of recoveries of $71,000 offset by charge-offs of $25,000.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $23,000 to $951,000 for the three months ended June 30, 2008 from $974,000 in the same period in 2007. Net checking account processing fee income decreased $72,000 to $344,000 for the three months ended June 30, 2008, compared to $416,000 for the same period in 2007. The decrease in net checking account processing fee income was partially offset by an increase of $14,000 in commissions from the third party mortgage company over the comparable 2007 period. In addition, ATM surcharge fee income increased $18,000 over the comparable 2007 period primarily due to a restructuring of the fee schedules late in the second quarter of 2007.

Westfield Financial recorded a net gain of $19,000 on the sale of securities for the three months ended June 30, 2008. There were no gains, losses, or writedowns related to investment securities for the same period in 2007.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2008 was $5.7 million, compared to $5.6 million for the same period in 2007. Salaries and benefits increased $198,000 to $3.5 million for the three months ended June 30, 2008 compared to $3.3 million for the same period in 2007. The increase in salaries and benefits for the three months ended June 30, 2008 was primarily the result of an increase of $192,000 in expenses related to share-based compensation, due to new grants of restricted stock and stock options in the third quarter of 2007.

Income Taxes

For the three months ended June 30, 2008, Westfield Financial had a tax provision of $811,000 as compared to $826,000 for the same period in 2007. The effective tax rate was 27.7% for the three months ended June 30, 2008 and 30.2% for the same period in 2007.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

General

Net income was $4.0 million, or $0.13 per diluted share, for the six months ended June 30, 2008 as compared to $3.9 million, or $0.13 per diluted share, for the same period in 2007. Net interest and dividend income was $15.7 million for the six months ended June 30, 2008 and $14.9 million for the same period in 2007.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2008 and 2007 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

                                                                       Six Months Ended June 30,
                                                             2008                                     2007
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------         ----        --------     -------         ----
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------
Short-term investments                       $   387      $ 30,964       2.50%        $ 2,031      $ 77,153       5.26%
Investment securities                         13,820       541,461       5.10          11,055       460,530       4.80
Loans                                         13,402       426,492       6.28          13,059       386,313       6.76
                                             -------      --------                    -------      --------

      Total interest-earning assets          $27,609      $998,917       5.53%        $26,145      $923,996       5.66%
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW accounts                                 $   620      $ 86,923       1.43%        $   660      $ 79,983       1.65%
Savings accounts                                 341        55,006       1.24             107        39,108       0.55
Money market accounts                            420        71,006       1.18             695        89,487       1.55
Time deposits                                  6,754       337,357       4.00           8,257       373,420       4.42
Customer repurchase agreements
 and borrowings                                3,520       183,156       3.84           1,250        66,313       3.77
                                             -------      --------                    -------      --------

      Total interest-bearing liabilities     $11,655      $733,448       3.18%        $10,969      $648,311       3.38%
                                             =======      ========                    =======      ========

Less: Tax equivalent adjustment                 (293)                                    (242)

Net interest income/interest rate spread     $15,661                     2.35%        $14,934                     2.28%
                                             =======                     ====         =======                     ====

Net interest margin                                                      3.20%                                    3.31%
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

                                        Six Months Ended June 30, 2008
                                         compared to Six Months Ended
                                                 June 30, 2007
                                          Increase (decrease) due to:

Interest-Earning Assets                  Volume       Rate        Net
-----------------------                  ------       ----        ---
                                            (Dollars in thousands)

Short-term investments                  $(1,216)    $  (428)    $(1,644)
Investment securities                     1,943         822       2,765
Loans                                     1,358      (1,015)        343
                                        -------     -------     -------

Net change in income on
 interest-earning assets                  2,085        (621)      1,464
                                        -------     -------     -------

Interest-Bearing Liabilities
----------------------------

NOW accounts                                 57         (97)        (40)
Savings accounts                             43         191         234
Money market accounts                      (144)       (131)       (275)
Time deposits                              (797)       (706)     (1,503)
Customer repurchase agreements
 and borrowings                           2,202          68       2,270
                                        -------     -------     -------
Net change in expense on
 interest-bearing liabilities             1,361        (675)        686
                                        -------     -------     -------

Change in net interest income           $   724     $    54     $   778
                                        =======     =======     =======

Net interest and dividend income increased $727,000 to $15.7 million for the six months ended June 30, 2008 from $14.9 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.20% for the six months ended June 30, 2008 as compared to 3.31% for the same period in 2007. Interest and dividend income, on a tax equivalent basis, increased $1.5 million to $27.6 million for the six months ended June 30, 2008 from $26.1 million for the same period in 2007. The increase in interest income was mainly due to a $74.9 million increase in average earning assets. Average earning assets were $998.9 million for the six months ended June 30, 2008 compared to $924.0 million for the same period in 2007. The yield on interest-earning assets decreased thirteen basis points to 5.53% for the six months ended June 30, 2008 from 5.66% for same period in 2007.

Interest expense was $11.7 million for the six months ended June 30, 2008 and $11.0 million for the six months ended June 30, 2007. The average cost of interest-bearing liabilities decreased twenty basis points to 3.18% for the six months ended June 30, 2008 from 3.38% for same period in 2007. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in time deposits. In addition, management placed less emphasis on gathering time deposits in favor of using other types of funding, such as short-term borrowings and long-term debt. Management believes that doing so helped to control funding costs.

Provision for Loan Losses

The amount that Westfield Bank provided for the provision for loan losses during the six months ended June 30, 2008 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in commercial and industrial loans and commercial real estate loans, and an increase in nonperforming and impaired loans due to the deterioration of one commercial loan relationship, tempered by a decrease in residential real estate loan balances. After evaluating these factors, Westfield Bank provided $415,000 for loan losses for the six months ended June 30, 2008, compared to $175,000 for the same period in 2007. The allowance was $6.1 million at June 30, 2008 and $5.7 million at December 31, 2007. The allowance for loan losses was 1.39% of total loans at June 30, 2008 and 1.36% of total loans at December 31, 2007.

Commercial and industrial loans increased $15.5 million to $132.0 million at June 30, 2008. Westfield Bank considers commercial and industrial loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased $13.1 million during the six months ended June 30, 2008 to $203.1 million. At June 30, 2008, residential real estate loans decreased $7.7 million to $100.4 million compared to December 31, 2007.

Nonperforming loans were $3.1 million at June 30, 2008 compared to $1.2 million at December 31, 2007. Nonperforming loans as a percentage of total loans were 0.69% at June 30, 2008 and 0.29% at December 31, 2007. The increase was the result of a single agricultural commercial loan relationship of $1.8 million. The loan relationship is primarily secured by real estate. Management does not anticipate incurring significant losses on this relationship.

Impaired loans increased $1.7 million to $1.9 million at June 30, 2008 from $196,000 at December 31, 2007 as a result of the single agricultural commercial loan relationship of $1.8 million described above. A valuation allowance of $91,000 was allocated in the first quarter of 2008 on the loan relationship of $1.8 million based on the estimated fair value of the underlying collateral.

Net charge-offs were $14,000 for the six months ended June 30, 2008. This was comprised of charge-offs of $51,000 offset by recoveries of $37,000. Net recoveries for the six months ended June 30, 2007 were $62,000. This was comprised of recoveries of $107,000 offset by charge-offs of $45,000.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $23,000 to $1.8 million for the six months ended June 30, 2008 from the same period in 2007. Income from bank-owned life insurance increased $52,000 to $643,000 for the six months ended June 30, 2008 compared to $591,000 in the same period in 2007. Net checking account processing fee income decreased $130,000 to $671,000 for the six months ended June 30, 2008, compared to the same period in 2007.

Westfield Financial recorded a net gain of $9,000 on the sale and writedown of securities for the six months ended June 30, 2008. Westfield Financial reported a writedown of $310,000 on preferred stock issued by Freddie Mac. Management deemed the impaired value of this preferred stock to be other than temporary. Westfield Financial's book value remaining on preferred stock issued by Freddie Mac is $690,000 at June 30, 2008. The writedown was offset by net gains of $319,000 for the six months ended June 30, 2008 on the sale of other investment securities. There were no gains, losses, or writedowns related to investment securities for the same period in 2007.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2008 was $11.5 million, compared to $10.9 million for the same period in 2007. Salaries and benefits increased $492,000 to $7.1 million for the six months ended June 30, 2008 compared to $6.6 million for the same period in 2007. The increase in salaries and benefits for the six months ended June 30, 2008 was primarily the result of an increase of $394,000 in expenses related to share-based compensation, due to new grants of restricted stock and stock options in the third quarter of 2007. In addition, expenses related to employee health insurance increased $92,000 due to normal increases in this area.

Income Taxes

For the six months ended June 30, 2008, Westfield Financial had a tax provision of $1.6 million as compared to $1.7 million for the same period in 2007. The effective tax rate was 28.2% for the six months ended June 30, 2008 and 30.7% for the same period in 2007. The decrease in effective tax rate for the six months ended June 30, 2008 from the comparable 2007 period is due primarily to a decrease in fully taxable income while maintaining tax-exempt income levels.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the FHLB at June 30, 2008 was approximately $209.6 million.

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

At June 30, 2008, Westfield Financial exceeded each of its applicable regulatory capital requirements. As of June 30, 2008, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. Westfield Financial's and Westfield Bank's actual capital ratios of June 30, 2008 are also presented in the following table.

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                            Minimum             Capitalized
                                                                          For Capital          Under Prompt
                                                                           Adequacy             Corrective
                                                     Actual                Purposes          Action Provisions
                                                Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                ------      -----      ------      -----     ------      -----
                                                                    (Dollars in thousands)
June 30, 2008

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $281,586     45.79%     $49,196     8.00%         N/A         -
  Bank                                          222,513     36.95       48,179     8.00      $60,224     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  275,459     44.79       24,598     4.00          N/A         -
  Bank                                          216,477     35.95       24,090     4.00       36,134      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                  275,459     25.70       42,879     4.00          N/A         -
  Bank                                          216,477     21.33       40,598     4.00       50,748      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          216,477     21.33       15,224     1.50          N/A         -

December 31, 2007

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $290,000     50.29%     $46,276     8.00%         N/A         -
  Bank                                          218,118     38.76       45,021     8.00      $56,277     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  285,174     49.30       23,138     4.00          N/A         -
  Bank                                          212,392     37.74       22,511     4.00       33,766      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                  285,174     27.48       41,506     4.00          N/A         -
  Bank                                          212,392     21.95       38,696     4.00       48,370      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          212,392     21.95       14,511     1.50          N/A         -

Westfield Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at June 30, 2008 follows:

                                               After 1 Year     After 3 Years
                                    Within      but Within       but Within        After
                                    1 Year       3 Years           5 Years        5 Years      Total
                                    ------     ------------     -------------     -------      -----
                                                             (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $    395       $   759           $   608        $ 6,639     $  8,401
                                  ========       =======           =======        =======     ========

BORROWINGS
  Federal Home Loan Bank          $ 25,000       $55,000           $20,000        $ 5,000     $105,000
  Securities sold under
   repurchase agreements                 -             -                 -         48,500       48,500
                                  --------       -------           -------        -------     --------
                                  $ 25,000       $55,000           $20,000        $53,500     $153,500
                                  ========       =======           =======        =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $ 48,115       $     -           $     -        $14,820     $ 62,935
  Other loan commitments            35,495         4,664                 -              -       40,159
  Letters of credit                  7,079             -                 -            243        7,322
                                  --------       -------           -------        -------     --------
    Total credit commitments      $ 90,689       $ 4,664                 -        $15,063     $110,416
                                  --------       -------           -------        -------     --------

Grand total                       $116,084       $60,423           $20,608        $75,202     $272,317
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2008, that Westfield Bank met all capital adequacy requirements to which it was subject. As of June 30, 2008, the most recent notification from the OTS categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

The table below sets forth as of June 30, 2008 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.

                   For the Twelve Months Ending June 30, 2009
                            (Dollars in thousands)
                ---------------------------------------------
                  Changes in        Net Interest
                Interest Rates      and Dividend
                (Basis Points)         Income         % Change
                --------------      ------------      --------
                      300              31,902            6.6%
                      200              31,314            4.6%
                      200              30,681            2.5%
                        0              29,936            0.0%
                     -100              29,157           -2.6%
                     -200              27,731           -7.4%
                     -300              25,410          -15.1%

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

Part II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Westfield Financial's Form 10-K for the year ended December 31, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by Westfield Financial of its common stock during the three months ended June 30, 2008.

-------------------------------------------------------------------------------------------------
                                                                Total number
                                                                  of shares       Maximum number
                                                                purchased as      of shares that
                         Total number                         part of publicly      may yet be
                           of shares       Average price          announced       purchased under
        Period             purchased     paid per share($)        programs          the program
-------------------------------------------------------------------------------------------------
April 1 - 30, 2008          24,318             9.87                 24,318           2,654,667
-------------------------------------------------------------------------------------------------
May 1 - 31, 2008           444,138             9.54                444,138           2,210,529
-------------------------------------------------------------------------------------------------
June 1 - 30, 2008                -                -                      -           2,210,529
-------------------------------------------------------------------------------------------------
Total                      468,456             9.55                468,456           2,210,529
-------------------------------------------------------------------------------------------------

In January 2008, the Board of Directors voted to authorize the commencement of a repurchase program ("Repurchase Program") authorizing Westfield Financial to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The Repurchase Program will continue until it is completed. The repurchases may be made from time to time at the discretion of management of Westfield Financial.

During the three months ended June 30, 2008, 280,053 shares of Westfield Financial's stock which were repurchased under the repurchase program were reissued in connection with stock option exercises.

There were no sales by Westfield Financial of unregistered securities during the six months ended June 30, 2008.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Westfield Financial held its Annual Meeting of Shareholders on May 22, 2008 (the "Meeting"). All the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of the votes for each proposal was as follows:

1. Election of three candidates to the Board of Directors.

   The number of votes cast with respect to this matter was as follows:

              Nominee                     For             Withheld
              -------                     ---             --------

              Robert T. Crowley, Jr.      27,107,993        806,889
              Harry C. Lane               27,116,221        798,661
              Paul R. Pohl                26,839,277      1,075,605

There were no broker held non-votes or abstentions on this proposal. The following directors' terms of office continued after the Meeting:

              Victor J. Carra
              David C. Colton, Jr.
              Richard C. Placek
              Mary C. O'Neil
              Charles E. Sullivan
              Donald A. Williams

2. Ratify the appointment of Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

   The number of votes cast with respect to this matter was as follows:

                For               Against            Abstain
                ---               -------            -------
            27,737,015            142,277             35,590

   There were no broker held non-voted shares represented at the Meeting with respect to this matter.

3. Amend the Westfield Financial, Inc. 2007 Stock Option Plan.

   The number of votes cast with respect to this matter was as follows:

                For               Against            Abstain
                ---               -------            -------
            14,204,769           7,049,520           245,677

   There were 6,414,916 broker held non-voted shares represented at the Meeting with respect to this matter.

4. Amend the Westfield Financial, Inc. 2007 Recognition and Retention Plan.

   The number of votes cast with respect to this matter was as follows:

                For               Against            Abstain
                ---               -------            -------
            14,373,969           6,882,208           243,789

   There were 6,414,916 broker held non-voted shares represented at the Meeting with respect to this matter.

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

------------------
(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.
(3) Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(6) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006.
(7) Incorporated by reference to the Form 8-K filed with the SEC on October 25, 2007.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Westfield Financial, Inc.


                               By: /s/ Donald A. Williams
                                   ---------------------------------------------
                                   Donald A. Williams
                                   Chairman/Chief Executive Officer
                                   (Principal Executive Officer)


                               By: /s/ Michael J. Janosco, Jr.
                                   ---------------------------------------------
                                   Michael J. Janosco, Jr.
                                   Vice President/Chief Financial Officer
                                   (Principal Accounting Officer)


August 8, 2008