Form 10-Q
period 2008-09-30
WESTFIELD FINANCIAL INC
filed 2008-11-07
CIK 1157647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

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

      Large accelerated filer                Smaller reporting company
                              ---                                      ---
      Accelerated filer  X                   Non-accelerated filer
                        ---                                        ---

      Indicate by check mark whether the registrant is a shell company.
Yes      No  X
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
      Class                                           November 7, 2008
-----------------------------------          ----------------------------------
      Common Stock, $0.01 par value                     31,363,431

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements of Westfield Financial, Inc. and Subsidiaries

         Consolidated Balance Sheets (Unaudited) - September 30, 2008 and December 31, 2007

         Consolidated Statements of Income (Unaudited) - Three and nine months ended September 30, 2008 and 2007

         Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Unaudited) - Nine months ended
         September 30, 2008 and 2007

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2008 and 2007

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

PART 1
ITEM 1: FINANCIAL STATEMENTS

                   Westfield Financial, Inc. and Subsidiaries
                    Consolidated Balance Sheets - Unaudited
                   (Dollars in thousands, except share data)

                                                                           September 30,    December 31,
                                                                               2008             2007
                                                                               ----             ----
ASSETS
Cash and due from banks                                                     $   14,464       $   16,603
Federal funds sold                                                              54,238           21,017
Interest-bearing deposits and other short-term investments                          60                3
                                                                            ----------       ----------

    Cash and cash equivalents                                                   68,762           37,623
                                                                            ----------       ----------

SECURITIES:
Available for sale - at estimated fair value                                    23,414           38,051

Held to maturity - at amortized cost (estimated fair value of
 $81,874 at September 30, 2008, and $105,829 at December 31, 2007)              82,120          104,025

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value                                   201,189          206,178

Held to maturity - at amortized cost (estimated fair value of
$169,489 at September 30, 2008 and $174,550 at December 31, 2007)              170,076          174,594

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER STOCK- AT COST                        8,446            7,510

LOANS - Net of allowance for loan losses of $6,408 at September 30, 2008
 and $5,726 at December 31, 2007                                               456,548          414,902

PREMISES AND EQUIPMENT, Net                                                     12,158           12,712

ACCRUED INTEREST RECEIVABLE                                                      5,118            5,761

BANK-OWNED LIFE INSURANCE                                                       35,400           32,398

OTHER ASSETS                                                                    10,122            6,030
                                                                            ----------       ----------

TOTAL ASSETS                                                                $1,073,353       $1,039,784
                                                                            ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
Noninterest-bearing                                                         $   49,530       $   42,408
Interest-bearing                                                               536,508          560,268
                                                                            ----------       ----------

    Total deposits                                                             586,038          602,676
                                                                            ----------       ----------

SHORT-TERM BORROWINGS                                                           36,693           35,268

LONG-TERM DEBT                                                                 168,500          105,000

OTHER LIABILITIES                                                                8,811           10,308
                                                                            ----------       ----------

TOTAL LIABILITIES                                                              800,042          753,252
                                                                            ----------       ----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,
 None outstanding at September 30, 2008 and December 31, 2007                        -                -
Common stock - $.01 par value, 75,000,000 shares authorized, 31,383,188 shares issued and outstanding at September 30, 2008, and 31,933,549
 shares issued and outstanding at December 31, 2007                                313              319
Additional paid-in capital                                                     205,257          209,497
Unallocated common stock of Employee Stock Ownership Plan                      (11,070)         (11,542)
Restricted stock unearned compensation                                          (4,741)          (5,493)
Retained earnings                                                               87,155           92,702
Accumulated other comprehensive (loss) income                                   (3,603)           1,049
                                                                            ----------       ----------

    Total stockholders' equity                                                 273,311          286,532
                                                                            ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,073,353       $1,039,784
                                                                            ==========       ==========

                      See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
                 Consolidated Statements of Income - Unaudited
                 (Dollars in thousands, except per share data)

                                                         Three Months                Nine Months
                                                      Ended September 30,         Ended September 30,
                                                      2008          2007          2008          2007
                                                      ----          ----          ----          ----
INTEREST AND DIVIDEND INCOME:
  Debt securities, taxable                         $    5,952    $    5,813    $   18,539    $   15,760
  Residential and commercial real estate loans          4,711         4,621        13,952        13,430
  Commercial and industrial loans                       2,133         2,240         6,057         6,233
  Debt securities, tax-exempt                             351           334         1,030           969
  Federal funds sold                                      158           502           543         2,437
  Marketable equity securities                            121           151           452           458
  Consumer loans                                           78            89           247           270
  Interest-bearing deposits and other short-term
   Investments                                              -             2             1            98
                                                   ----------    ----------    ----------    ----------

  Total interest and dividend income                   13,504        13,752        40,821        39,655
                                                   ----------    ----------    ----------    ----------

INTEREST EXPENSE:
  Deposits                                              3,551         4,989        11,686        14,708
  Short-term borrowings                                   204           178           768           452
  Long-term debt                                        1,650         1,006         4,606         1,983
                                                   ----------    ----------    ----------    ----------

  Total interest expense                                5,405         6,173        17,060        17,143
                                                   ----------    ----------    ----------    ----------

  Net interest and dividend income                      8,099         7,579        23,761        22,512

PROVISION FOR LOAN LOSSES                                 275            50           690           225
                                                   ----------    ----------    ----------    ----------

  Net interest and dividend income after
   provision for loan losses                            7,824         7,529        23,071        22,287
                                                   ----------    ----------    ----------    ----------

NONINTEREST INCOME:
  Income from bank-owned life insurance                   359           331         1,002           923
  Service charges and fees                                605           594         1,768         1,795
  Gain on sales of securities, net                        486            39           805            39
  Other than temporary impairment of securities          (651)            -          (961)            -
                                                   ----------    ----------    ----------    ----------

  Total noninterest income                                799           964         2,614         2,757
                                                   ----------    ----------    ----------    ----------

NONINTEREST EXPENSE:
  Salaries and employees benefits                       3,662         3,484        10,759        10,088
  Occupancy                                               593           591         1,819         1,758
  Professional fees                                       356           336         1,203         1,081
  Data processing                                         422           344         1,276         1,056
  Stationery, supplies and postage                        111           122           360           375
  Other                                                   639           474         1,883         1,879
                                                   ----------    ----------    ----------    ----------

  Total noninterest expense                             5,783         5,351        17,300        16,237
                                                   ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                              2,840         3,142         8,385         8,807

INCOME TAXES                                              793           970         2,357         2,710
                                                   ----------    ----------    ----------    ----------

NET INCOME                                         $    2,047    $    2,172    $    6,028    $    6,097
                                                   ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
  Basic earnings per share                         $     0.07    $     0.07    $     0.21    $     0.20

  Weighted average shares outstanding              29,199,300    29,785,103    29,325,236    29,999,156

  Diluted earnings per share                       $     0.07    $     0.07    $     0.20    $     0.20

  Weighted average diluted shares outstanding      29,587,936    30,248,763    29,758,968    30,498,623

                      See accompanying notes to consolidated financial statements.

                                             WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - UNAUDITED
                                             (Dollars in thousands, except share data)

                                   Common Stock                                  Restricted                Accumulated
                                ------------------   Additional                    Stock                      Other
                                              Par     Paid-In     Unallocated     Unearned     Retained   Comprehensive
                                  Shares     Value    Capital        ESOP       Compensation   Earnings   (Loss) Income    Total
                                 --------    -----   ----------      ----       ------------   --------   -------------    -----
Balance at December 31, 2007    31,933,549   $319     $209,497     $(11,542)      $(5,493)     $92,702      $ 1,049      $286,532

Comprehensive income:
  Net income                             -      -            -            -             -        6,028            -         6,028
  Unrealized losses on
   securities arising during
   the period, net of tax
   benefit of $2,951                     -      -            -            -             -            -       (4,730)       (4,730)
  Reclassification for losses
   included in net income,
   net of tax benefit of $78             -      -            -            -             -            -           78            78
                                                                                                                         --------
Total comprehensive income                                                                                                  1,376
                                                                                                                         --------
Share-based compensation                 -      -          737          472           752            -            -         1,961
Common stock repurchased          (983,471)   (10)      (9,769)           -             -            -            -        (9,779)
Issuance of common stock in
 connection with stock
 option exercises                  433,110      4        4,447            -             -       (2,550)           -         1,901
Excess tax benefits in
 connection with stock
 option exercises                        -      -          345            -             -            -            -           345
Cash dividends declared
 ($0.30 per share)                       -      -            -            -             -       (9,025)           -        (9,025)
                                ----------   ----     --------     --------       -------      -------      -------      --------

Balance at September 30, 2008   31,383,188   $313     $205,257     $(11,070)      $(4,741)     $87,155      $(3,603)     $273,311
                                ==========   ====     ========     ========       =======      =======      =======      ========

Balance at December 31, 2006     9,728,912   $274     $201,736     $ (4,835)      $  (405)     $93,364      $  (726)     $289,408

Total comprehensive income
  Net income                             -      -            -            -             -        6,097            -         6,097
  Unrealized gains on
   securities arising during
   the period, net of tax
   benefit of $468                       -      -            -            -             -            -          865           865
  Reclassification for gains
   included in net income,
   net of tax of $16                     -      -            -            -             -            -          (23)          (23)
                                                                                                                         --------
Total comprehensive income               -      -            -            -             -            -            -         6,939
                                                                                                                         --------
Exchange of common stock
 pursuant to reorganization
 (9,728,912 shares exchanged
 at a 3.28138 ratio for
 31,923,903 shares)             21,458,991     38         (358)           -             -            -            -          (320)
Capital contribution pursuant
 to dissolution of Mutual
 Holding Company                         -      -            -            -             -        2,713            -         2,713
Share-based compensation                 -      -          500          492           460            -            -         1,452
Issuance of restricted stock             -      -        5,815            -        (5,815)           -            -             -
Purchase of ESOP shares            736,000      7        7,353       (7,360)            -            -            -             -
Purchase of common stock in
 connection with recognition
 and retention plan                      -      -       (6,075)           -             -            -            -        (6,075)
Issuance of common stock in
 connection with stock
 option exercises                    2,684      -           12            -             -            -            -            12
Cash dividends declared
 ($0.15 per share)                       -      -            -            -             -       (4,527)           -        (4,527)
                                ----------   ----     --------     --------       -------      -------      -------      --------

Balance at September 30, 2007   31,926,587   $319     $208,983     $(11,703)    $  (5,760)     $97,647      $   116      $289,602
                                ==========   ====     ========     ========     =========      =======      =======      ========

                                   See accompanying notes to consolidated financial statements.

                   Westfield Financial, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Unaudited
                             (Dollars in thousands)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                                2008          2007
                                                                                ----          ----
OPERATING ACTIVITIES:
Net income                                                                    $  6,028     $   6,097
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                        690           225
  Depreciation of premises and equipment                                           889           801
  Net amortization of premiums and discounts on securities,
   mortgage-backed securities, and mortgage loans                                  140           264
  Share-based compensation expense                                               1,961         1,452
  Excess tax benefit in connection with stock option exercises                    (345)            -
  Gains on sales of securities, net                                               (805)          (39)
  Other than temporary impairment of securities                                    961             -
  Deferred income tax benefit                                                     (135)          (56)
  Income from bank-owned life insurance                                         (1,002)         (923)
Changes in assets and liabilities:
  Accrued interest and dividends                                                   643        (1,174)
  Other assets                                                                  (1,006)          112
  Other liabilities                                                             (1,152)        6,958
                                                                              --------     ---------

    Net cash provided by operating activities                                    6,867        13,717
                                                                              --------     ---------

INVESTING ACTIVITIES:
Securities, held to maturity:
  Purchases                                                                     (1,094)      (41,738)
  Proceeds from maturities and principal collections                            23,000        10,000
Securities, available for sale:
  Purchases                                                                    (17,291)      (26,226)
  Proceeds from sales                                                           15,242        15,111
  Proceeds from calls, maturities, and principal collections                    14,992        15,059
Mortgage-backed securities, held to maturity:
  Purchases                                                                    (23,726)      (44,298)
  Principal collections                                                         28,091        30,764
Mortgage-backed securities, available for sale:
  Purchases                                                                    (80,114)      (99,473)
  Proceeds from sales                                                           43,802           272
  Principal collections                                                         35,278        25,636
Purchase of Federal Home Loan Bank of Boston stock                                (936)       (2,581)
Proceeds from redemption of Federal Home Loan Bank of Boston stock                   -           217
Purchase of residential mortgages                                               (1,366)       (1,634)
Net other increase in loans                                                    (41,000)      (15,521)
Purchases of premises and equipment                                               (335)       (1,750)
Purchase of bank-owned life insurance                                           (2,000)      (10,520)
                                                                              --------     ---------

    Net cash used in investing activities                                       (7,457)     (146,682)
                                                                              --------     ---------

FINANCING ACTIVITIES:
Decrease in deposits                                                           (16,638)      (13,297)
Net change in short-term borrowings                                              1,425         2,904
Repayment of long-term debt                                                    (15,000)      (15,000)
Proceeds from long-term debt                                                    78,500        65,000
Cash dividends paid                                                             (9,025)       (4,527)
Exchange of common stock pursuant to reorganization                                  -          (320)
Capital contribution pursuant to dissolution of MHC                                  -         2,713
Common stock repurchased                                                        (9,779)            -
Issuance of common stock in connection with stock option exercises               1,901            12
Excess tax benefit in connection with stock option exercises                       345             -
Purchase of common stock in connection with retention and recognition plan           -        (6,075)
                                                                              --------     ---------

    Net cash provided by financing activities                                   31,729        31,410
                                                                              --------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                        31,139      (101,555)

  Beginning of period                                                           37,623       154,508
                                                                              --------     ---------
  End of period                                                               $ 68,762     $  52,953
                                                                              ========     =========

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial's financial condition as of September 30, 2008, and the results of operations, changes in stockholders' equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the remainder of the year ended December 31, 2008. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2007.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjusted income that would result from the assumed issuance. Potential common shares that may be issued by Westfield Financial related solely to outstanding stock awards and options and are determined using the treasury's stock method.

Earnings per common share for the three and nine months ended September 30, 2008 and 2007 have been computed based on the following:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                          2008       2007       2008       2007
                                                          ----       ----       ----       ----
                                                          (In thousands, except per share data)
Net income available to common stockholders             $ 2,047    $ 2,172    $ 6,028    $ 6,097
                                                        =======    =======    =======    =======

Weighted average number of common shares outstanding     29,199     29,785     29,325     29,999
Effect of dilutive shares awards and options                389        464        434        500
                                                        -------    -------    -------    -------

Adjusted weighted average number of common stock
 outstanding used to calculate diluted earnings
 per common share                                        29,588     30,249     29,759     30,499
                                                        =======    =======    =======    =======

Basic earnings per share                                $  0.07    $  0.07    $  0.21    $  0.20
Diluted earnings per share                              $  0.07    $  0.07    $  0.20    $  0.20

Stock options and awards that would have an antidilutive effect on diluted earnings per share are excluded from the calculation. At September 30, 2008 and 2007, 1,501,857 shares were antidilutive.

3.  SHARE-BASED COMPENSATION

The Westfield Financial, Inc. 2007 Stock Option Plan (the "2007 Stock Option Plan") was approved by the shareholders at the annual meeting of shareholders on July 19, 2007. In August 2007, 1,351,702 shares of common stock were granted under the 2007 Stock Option Plan. At September 30, 2008, 208,399 shares were available for future grants. No shares were granted during the three and nine months ended September 30, 2008. In August 2007, 559,000 shares of common stock were granted under the 2007 Recognition and Retention Plan. As of September 30, 2008, 65,041 shares were available for future grants. No shares were granted in the three and nine months ended September 30, 2008.

Westfield Financial applies Statement of Financial Accounting Standard No. 123(R), "Share Based Payment" ("SFAS 123(R)" or the "Statement") in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to stock awards of approximately $252,000 and $216,000 for three months ended September 30, 2008 and 2007, respectively, and $752,000 and $460,000 for the nine months ended September 30, 2008 and 2007, respectively.

Westfield Financial applies SFAS 123(R) in accounting for stock options. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Westfield Financial uses the binomial model for its adoption of this statement to determine that fair value of stock options granted. Expense is recognized for stock options based on the fair value determined at the grant date. Westfield Financial recorded compensation costs relating to stock options of $175,000 and $88,000, with a related tax benefit of $45,000 and $21,000 for the three months ended September 30, 2008 and 2007, respectively. Westfield Financial recorded compensation costs relating to stock options of $520,000 and $245,000, with a related tax benefit of $135,000 and $50,000 for the nine months ended September 30, 2008 and 2007, respectively.

4.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Westfield Bank utilizes short-term borrowings and long-term debt as additional sources of funds to finance Westfield Bank's lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank ("FHLB") advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $15.0 million and $18.5 million at September 30, 2008 and December 31, 2007, respectively. Customer repurchase agreements were $21.7 million at September 30, 2008 and $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at September 30, 2008 and December 31, 2007 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements. At September 30, 2008, Westfield Bank had $120.0 million in long-term debt with the FHLB and $48.5 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $105.0 million in FHLB advances and no securities sold under repurchase agreements at December 31, 2007. In the first quarter of 2008, securities sold under repurchase agreements of $48.5 million were executed with a weighted average interest rate of 2.66% and final maturities in the first quarter of 2018. The securities sold under agreements to repurchase are callable at the issuer's option beginning in the years 2010 to 2012.

5.  PENSION AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The following provides information regarding net benefit costs for the period shown:

                                                         Postretirement Life
                                    Pension Benefits      Insurance Benefits
                                   Three months ended    Three months ended
                                      September 30,         September 30,
                                   ------------------    -------------------
                                                 (In thousands)
                                    2008         2007    2008           2007
                                    ----         ----    ----           ----

      Service cost                 $ 175        $ 175    $  -           $  8
      Interest cost                  162          145       6             12
      Expected return on assets     (190)        (162)      -              -
      Transaction obligation          (3)          (3)      -              2
      Actuarial loss                 (10)           -       -              -
                                   -----        -----    ----           ----

      Net periodic pension cost    $ 134        $ 155    $  6           $ 22
                                   =====        =====    ====           ====

                                                         Postretirement Life
                                    Pension Benefits      Insurance Benefits
                                    Nine months ended     Nine months ended
                                      September 30,         September 30,
                                   ------------------    -------------------
                                                 (In thousands)
                                    2008         2007    2008           2007
                                    ----         ----    ----           ----

      Service cost                 $ 525        $ 526    $  -           $ 23
      Interest cost                  486          436      17             37
      Expected return on assets     (570)        (485)      -              -
      Transaction obligation          (9)          (9)      -              6
      Actuarial loss                 (29)          (1)      1              -
                                   -----        -----    ----           ----

      Net periodic pension cost    $ 403        $ 467    $ 18           $ 66
                                   =====        =====    ====           ====

Westfield Bank maintains a pension plan for its eligible employees. Westfield Financial plans to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan's actuaries. As of September 30, 2008, Westfield Financial made a contribution of $486,000 for the year 2008. Westfield Financial does not expect to make any additional contributions in 2008.

In 2007, Westfield Financial curtailed its postretirement life insurance benefits for active employees to offset rising compensation costs.

6.  FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, Westfield Financial adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", which provides a framework for measuring fair value under U.S. GAAP.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                             September 30, 2008
                                  ----------------------------------------
                                  Level 1    Level 2    Level 3     Total
                                  -------    -------    -------     -----
                                               (In thousands)
Assets
  Securities available for sale    $6,178    $ 17,236   $     -   $ 23,414
                                                                         -
  Mortgage-backed securities
   available for sale                   -     201,189         -    201,189
                                   ------    --------   -------   --------
    Total assets                   $6,178    $218,425   $     -   $224,603
                                   ======    ========   =======   ========

Also, Westfield Financial may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets for the three and nine months ended September 30, 2008.

                                                                         Three Months           Nine Months
                                                                             Ended                 Ended
                                         At September 30, 2008        September 30, 2008    September 30, 2008
                                         ---------------------        ------------------    ------------------
                                                                  (In thousands)

                                                                             Total                 Total
                                   Level 1        Level 2    Level 3    Gains (Losses)        Gains (Losses)
                                   -------        -------    -------    --------------        --------------
  Loans                              $  -          $1,817      $  -          $  -                 $  (126)
                                     ----          ------      ----          ----                 -------
       Total assets                  $ 39          $1,817      $  -          $  -                 $(1,087)
                                     ====          ======      ====          ====                 =======

The amount of loans represents the carrying value and related writedown and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The resulting losses were recognized in earnings through the provision for loan losses.

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

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin ("ARB") No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. Westfield Financial applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, and it did not have a material impact on the consolidated financial statements.

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

Please review our financial results for the quarter ended September 30, 2008 in the context of this strategy.

You should read our financial results for the quarter ended September 30, 2008 in the context of this strategy.

      o Net income was $2.0 million, or $0.07 per diluted share, for the quarter ended September 30, 2008 compared to $2.2 million, or $0.07 per diluted share for the same period in 2007. For the nine months ended September 30, 2008, net income was $6.0 million, or $0.20 per diluted share compared to $6.1 million, or $0.20 per diluted share for the same period in 2007. Both the three months and nine months ended September 30, 2008 showed an increase in net interest income; however this was offset by increased noninterest expenses and an increase in the provision for loan losses.

      o Net interest income increased $520,000 to $8.1 million for the three months ended September 30, 2008 compared to $7.6 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.29% for the three months ended September 30, 2008, compared to 3.18% for the same period in 2007. For the nine months ended September 30, 2008, net interest income increased $1.3 million to $23.8 million, compared to $22.5 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.24% and 3.27% for the nine months ended September 30, 2008 and 2007, respectively. The increase in net interest income was primarily due to increases in average earning assets of $40.2 million and $63.2 million for the three and nine months ended September 30, 2008, respectively.

      o Net loans increased by $41.6 million, to $456.5 million at September 30, 2008 from $414.9 million at December 31, 2007. The increase in net loans was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $26.7 million to $143.2 million at September 30, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $24.8 million to $214.8 million at September 30, 2008 from $190.0 million at December 31, 2007.

      o The financial results for the three and nine months ended September 30, 2008 also include a net loss of $165,000 and $156,000, respectively, on the sale and writedown of securities. Westfield Financial recorded writedowns on preferred stock issued by Freddie Mac of $310,000 in the first quarter of 2008 and $651,000 in the third quarter of 2008, for a total of $961,000. Freddie Mac was placed into conservatorship by the United States Treasury in September 2008. Westfield Financial's book value remaining on preferred stock issued by Freddie Mac was $39,000 at September 30, 2008. The writedown was partially offset by net gains of $486,000 and $805,000 for the three and nine months ended September 30, 2008, respectively, on the sale of other investment securities.

      o Nonperforming loans increased $2.0 million to $3.2 million at September 30, 2008 compared to $1.2 million at December 31, 2007. This represents 0.69% of total loans at September 30, 2008 and 0.29% of total loans at December 31, 2007. The increase was the result of a single agricultural commercial loan relationship of $1.8 million. The loan relationship is primarily secured by real estate. Management does not anticipate incurring significant losses on this relationship.

CRITICAL ACCOUNTING POLICIES

Westfield Financial's critical accounting policies, given its current business strategy and asset/liability structure, are revenue recognition on loans and investments, the accounting for allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, and the evaluation of securities for other than temporary impairment.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Total assets increased $33.6 million to $1.1 billion at September 30, 2008 from $1.0 billion at December 31, 2007. Cash and cash equivalents increased $31.2 million to $68.8 million at September 30, 2008 from $37.6 million at December 31, 2007. The increase in cash and cash equivalents was the result of an increase of $33.2 million in federal funds sold to $54.2 million at September 30, 2008 from $21.0 million at December 31, 2007. Westfield Financial's federal funds sold represent short term loans, maturing in one day, to well-capitalized banks. Management felt it prudent to keep a higher amount of cash equivalent assets on hand during the recent period of turmoil in the financial markets.

Net loans increased by $41.6 million to $456.5 million at September 30, 2008 from $414.9 million at December 31, 2007. This was the result of increases in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in residential real estate loans. Commercial and industrial loans increased $26.7 million to $143.2 million at September 30, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $24.8 million to $214.8 million at September 30, 2008 from $190.0 million at December 31, 2007. Owner occupied commercial real estate loans totaled $94.9 million and $90.4 million at September 30, 2008 and December 31, 2007, respectively, while non-owner occupied commercial real estate loans totaled $119.9 million and $99.6 million at September 30, 2008 and December 31, 2007, respectively. The increases in commercial and industrial and commercial real estate loans were due to increased loan originations to commercial customers within Westfield Financial's market area.

Residential real estate loans decreased $8.2 million to $99.9 million at September 30, 2008 from $108.1 million at December 31, 2007. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank does not originate or hold subprime mortgage loans.

Investment securities decreased $46.0 million to $476.8 million at September 30, 2008 from $522.8 million at December 31, 2007. Investment securities decreased as a portion of the funds received from sales, calls, maturities and principal pay downs were used to originate loans and increase federal funds sold.

Asset growth was funded primarily through a $63.5 million increase in long-term debt, which totaled $168.5 million at September 30, 2008. This was primarily due to $48.5 million in new long-term debt, in the form of securities sold under repurchase agreements with an approved broker-dealer, at September 30, 2008. Current interest rates permit Westfield Financial to earn a spread by borrowing funds and reinvesting in loans and securities.

Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, were $168.5 million at September 30, 2008 and $105.0 million at December 31, 2007. As of September 30, 2008, FHLB advances comprised $120.0 million and securities sold under repurchase agreements comprised $48.5 million of the long-term debt. The securities sold under agreements to repurchase have final maturities in the first quarter of 2018 and are callable at the issuer's option beginning in the years 2010 to 2012.

Short-term borrowings were $36.7 million at September 30, 2008 and $35.3 million at December 31, 2007. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $15.0 million at September 30, 2008 and $18.4 million at December 31, 2007. Customer repurchase agreements were $21.7 million at September 30, 2008 and $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank's customer repurchase agreements at September 30, 2008 were held by commercial customers.

Total deposits decreased $16.7 million to $586.0 million at September 30, 2008 from $602.7 million at December 31, 2007. The decrease in total deposits was due to a decrease in time deposits and money market accounts, partially offset by an increase in regular savings and checking accounts. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as borrowings, to control funding costs.

Time deposits decreased $29.1 million to $324.2 million at September 30, 2008. Money market accounts decreased $11.0 million to $63.6 million at September 30, 2008. The decreases in time deposits and money market accounts were partially offset by increases of $18.4 million in regular savings accounts and $5.1 million in checking accounts. The increases in both regular savings accounts and checking accounts were fueled by new products with higher interest rates than Westfield Financial's other comparable products.

Stockholders' equity at September 30, 2008 and December 31, 2007 was $273.3 million and $286.5 million, respectively, representing 25.5% and 27.6% of total assets, respectively. The decrease in stockholders' equity is comprised of the repurchase of 983,471 shares for $9.8 million and the payment of regular and special dividends amounting to $9.0 million, partially offset by net income of $ 6.0 million for the nine months ended September 30, 2008. In January 2008, the Board of Directors voted to authorize the commencement of a repurchase program which authorized Westfield Financial to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The repurchase of 983,471 shares was partially offset by the reissuance of 433,110 shares in connection with stock option exercises. All of the stock options exercised during the nine months ended September 30, 2008 were granted in 2002.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

General

Net income was $2.0 million, or $0.07 per diluted share, for the quarter ended September 30, 2008 compared to $2.2 million, or $0.07 per diluted share, for the same period in 2007. Net interest and dividend income was $8.1 million for the three months ended September 30, 2008 and $7.6 million for the same period in 2007.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2008 and 2007 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings, which facilitates comparison between taxable and tax-exempt assets.

                                                                    Three Months Ended September 30,
                                                             2008                                     2007
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------      ----------     --------     -------      ----------
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------
Short-term investments                       $   158      $ 33,390        1.89%       $   504      $ 38,780        5.20%
Investment securities                          6,542       508,210        5.15          6,372       510,771        4.99
Loans                                          6,958       456,407        6.10          6,984       408,256        6.84
                                             -------      --------                    -------      --------

      Total interest-earning assets          $13,658      $998,007        5.47%       $13,860      $957,807        5.79%
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------
NOW accounts                                 $   328      $ 86,203        1.52%       $   355      $ 80,935        1.75%
Savings accounts                                 211        63,906        1.32             97        41,855        0.93
Money market accounts                            189        65,613        1.15            341        83,217        1.64
Time deposits                                  2,823       322,038        3.51          4,196       368,301        4.56
Short-term borrowings and long-term debt       1,854       204,011        3.64          1,184       109,328        4.33
                                             -------      --------                    -------      --------

      Total interest-bearing liabilities     $ 5,405      $741,771        2.91%       $ 6,173      $683,636        3.61%
                                             =======      ========                    =======      ========

Less: Tax-equivalent adjustment                 (154)                                    (108)

Net interest income/interest rate spread     $ 8,099                      2.56%       $ 7,579                      2.18%
                                             =======                      ====        =======                      ====

Net interest margin                                                       3.29%                                    3.18%
                                                                          ====                                     ====

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Westfield Financial's tax-equivalent interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

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

                                        Three Months Ended September 30, 2008
                                            Compared to September 30, 2007
                                             Increase (decrease) due to:
                                        -------------------------------------

Interest-Earning Assets                    Volume         Rate        Net
-----------------------                    ------         ----        ---
                                                (Dollars in thousands)

Short-term investments                     $  (70)      $  (276)    $  (346)
Investment securities                         (32)          202         170
Loans                                         824          (850)        (26)
                                           ------       -------     -------

Net change in income on
 Interest-earning assets                      722          (924)       (202)
                                           ------       -------     -------

Interest-Bearing Liabilities
----------------------------

NOW accounts                                   23           (50)        (27)
Savings accounts                               51            63         114
Money market accounts                         (72)          (80)       (152)
Time deposits                                (527)         (846)     (1,373)
Short-term borrowings and long-term debt    1,025          (355)        670
                                           ------       -------     -------
Net change in expense on
 interest-bearing liabilities                 500        (1,268)       (768)
                                           ------       -------     -------

Change in net interest income              $  222       $   344     $   566
                                           ======       =======     =======

Net interest and dividend income increased $520,000 to $8.1 million for the three months ended September 30, 2008 from $7.6 million for the same period in 2007. The net interest margin, on a tax- equivalent basis, was 3.29% for the three months ended September 30, 2008 compared to 3.18% for the same period in 2007. Net interest and dividend income increased primarily as a result of a decrease in interest expense of $768,000 to $5.4 million for the three months ended September 30, 2008 from $6.2 million for the same period in 2007. The average cost of interest-bearing liabilities decreased 70 basis points to 2.91% for the three months ended September 30, 2008 from 3.61% for the same period in 2007. The decrease in the average cost of interest-bearing liabilities was primarily due to the falling interest rate environment. Management placed less emphasis on gathering time deposits in order to take advantage of other sources of lower-cost funding, such as short-term borrowings and long-term debt, to control funding costs.

The decrease in interest expense was partially offset by a decrease of $202,000 in tax-equivalent interest and dividend income for the three months ended September 30, 2008 to $13.7 million from $13.8 million for the same period in 2007. The yield on interest-earning assets, on a tax-equivalent basis, decreased 32 basis points to 5.47% for the three months ended September 30, 2008 from 5.79% for the same period in 2007 due to the falling interest rate environment. The average balance of interest-earning assets increased $40.2 million to $998.0 million for the three months ended September 30, 2008 compared to $957.8 million for the same period in 2007.

Provision for Loan Losses

The amount that Westfield Financial provided for the provision for loan losses during the three months ended September 30, 2008 was based upon the changes that occurred in the loan portfolio during that same period as well as the general weakening of the national economy. The changes in the loan portfolio, described in detail below, include an increase in commercial and industrial loans and commercial real estate loans, tempered by a decrease in residential real estate loans. After evaluating these factors, Westfield Financial provided $275,000 for loan losses for the three months ended September 30, 2008, compared to $50,000 for the same period in 2007. The allowance was $6.4 million at September 30, 2008 and $6.1 million at June 30, 2008. The allowance for loan losses was 1.38% of total loans at September 30, 2008 and 1.39% of total loans at June 30, 2008.

Commercial and industrial loans increased $11.2 million during the quarter ended September 30, 2008. Westfield Financial considers commercial and industrial loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased $11.7 million during the quarter ended September 30, 2008 to $214.8 million. At September 30, 2008, residential real estate loans decreased $559,000 to $9.9 million compared to June 30, 2008.

Net recoveries were $6,000 for the three months ended September 30, 2008. This was comprised of charge-offs of $11,000 offset by recoveries of $17,000. Net recoveries were $69,000 for the three months ended September 2007. This was comprised of recoveries of $83,000 offset by charge-offs of $14,000.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $165,000 to $799,000 for the three months ended September 30, 2008 from $964,000 in the same period in 2007. The decrease in noninterest income was the result of a net loss of $165,000 on the sale and writedown of securities. Westfield Financial recorded a writedown of $651,000 on its Freddie Mac preferred stock for the three months ended September 30, 2008. Freddie Mac was placed into conservatorship by the United States Treasury in September 2008. Westfield Financial's book value remaining on preferred stock issued by Freddie Mac was $39,000 at September 30, 2008. The writedown was partially offset by net gains of $486,000 on the sale of other investment securities for the three months ended September 30, 2008.

Westfield Financial recorded a net gain of $39,000 on the sale of securities for the three months ended September 30, 2007. There were no writedowns related to investment securities for the same period in 2007.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2008 was $5.8 million compared to $5.4 million for the same period in 2007. Salaries and benefits increased $178,000 to $3.7 million for the three months ended September 30, 2008 compared to $3.5 million for the same period in 2007. The increase in salaries and benefits for the three months ended September 30, 2008 was primarily the result of an increase of $111,000 in expenses related to share-based compensation, due to new grants of restricted stock and stock options late in the third quarter of 2007.

In addition, charitable contributions increased $101,000 to $116,000 for the three months ended September 30, 2008 compared to $15,000 for the same period in 2007. Management elected to distribute a larger dollar amount of contributions in the third quarter of 2008, whereas in 2007, the majority of the contributions were made in the first six months of the year.

Income Taxes

For the three months ended September 30, 2008, Westfield Financial had a tax provision of $793,000 compared to $970,000 for the same period in 2007. The effective tax rate was 27.9% for the three months ended September 30, 2008 and 30.9% for the same period in 2007.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

General

Net income was $6.0 million, or $0.20 per diluted share, for the nine months ended September 30, 2008 as compared to $6.1 million, or $0.20 per diluted share, for the same period in 2007. Net interest and dividend income was $23.8 million for the nine months ended September 30, 2008, compared to $22.5 million for the same period in 2007.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2008 and 2007 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

                                                                    Nine Months Ended September 30,
                                                             2008                                     2007
                                             ------------------------------------     ------------------------------------
                                                          Average      Avg Yield/                  Average      Avg Yield/
                                             Interest     Balance         Cost        Interest     Balance         Cost
                                             --------     -------         ----        --------     -------         ----
                                                                        (Dollars in thousands)

Interest-Earning Assets
-----------------------

Short-term investments                       $   544      $ 31,779       2.28%        $ 2,535      $ 64,221       5.26%
Investment securities                         20,343       530,296       5.11          17,421       477,461       4.86
Loans                                         20,362       436,537       6.22          20,038       393,708       6.79
                                             -------      --------                    -------      --------

      Total interest-earning assets          $41,249      $998,612       5.51%        $39,994      $935,390       5.70%
                                             =======      ========                    =======      ========

Interest-Bearing Liabilities
----------------------------

NOW accounts                                 $   947      $ 86,681       1.46         $ 1,016      $ 80,304       1.69
Savings accounts                                 553        57,995       1.27             204        40,033       0.68
Money market accounts                            608        69,195       1.17           1,035        87,374       1.58
Time deposits                                  9,578       332,213       3.84          12,453       371,695       4.47
Short-term borrowings and long-term debt       5,374       190,159       3.77           2,435        80,809       4.02
                                             -------      --------                    -------      --------

      Total interest-bearing liabilities     $17,060      $736,243       3.09%        $17,143      $660,215       3.46%
                                             =======      ========                    =======      ========

Less: Tax-equivalent adjustment                 (428)                                    (339)

Net interest income/interest rate spread     $23,761                     2.42%        $22,512                     2.24%
                                             =======                     ====         =======                     ====

Net interest margin                                                      3.24%                                    3.27%
                                                                         ====                                     ====

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Westfield Financial's tax-equivalent interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

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

                                        Nine Months Ended September 30, 2008
                                           Compared to September 30, 2007
                                             Increase (decrease) due to:

Interest-Earning Assets                     Volume       Rate        Net
-----------------------                     ------       ----        ---
                                               (Dollars in thousands)

Short-term investments                     $(1,281)    $  (710)    $(1,991)
Investment securities                        1,928         994       2,922
Loans                                        2,180      (1,856)        324
                                           -------     -------     -------

Net change in income on
 interest-earning assets                     2,827      (1,572)      1,255
                                           -------     -------     -------

Interest-Bearing Liabilities
----------------------------

NOW accounts                                    81        (150)        (69)
Savings accounts                                92         257         349
Money market accounts                         (215)       (212)       (427)
Time deposits                               (1,323)     (1,552)     (2,875)
Short-term borrowings and
 long-term debt                              3,295        (356)      2,939
                                           -------     -------     -------
Net change in expense on
 interest-bearing liabilities                1,930      (2,013)        (83)
                                           -------     -------     -------

Change in net interest income              $   897     $   441     $ 1,338
                                           =======     =======     =======

Net interest and dividend income increased $1.2 million to $23.8 million for the nine months ended September 30, 2008 from $22.5 million for the same period in 2007. The net interest margin, on a tax- equivalent basis, was 3.24% for the three months ended September 30, 2008 as compared to 3.27% for the same period in 2007. Interest and dividend income, on a tax-equivalent basis, increased $1.2 million to $41.2 million for the nine months ended September 30, 2008 from $40.0 million for the same period in 2007. The increase in interest and dividend income was mainly due to a $63.2 million increase in average interest earning assets. Average interest earning assets were $998.6 million for the nine months ended September 30, 2008 compared to $935.4 million for the same period in 2007. The yield on interest-earning assets decreased 19 basis points to 5.51% for the nine months ended September 30, 2008 from 5.70% for same period in 2007.

Interest expense was $17.1 million for the nine months ended September 30, 2008 and 2007, respectively. The average cost of interest-bearing liabilities decreased 37 basis points to 3.09% for the nine months ended September 30, 2008 from 3.46% for same period in 2007 primarily due to the falling interest rate environment. The decrease in the cost of interest-bearing liabilities was partially offset by an increase in the average balance of short-term borrowings and long-term debt of $109.4 million to $332.2 million for the nine months ended September 30, 2008 from $80.8 million for the same period in 2007. Management placed less emphasis on gathering time deposits in order to take advantage of other sources of lower-cost funding, such as short-term borrowings and long-term debt, to control funding costs.

Provision for Loan Losses

The amount that Westfield Financial provided for the provision for loan losses during the nine months ended September 30, 2008 was based upon the changes that occurred in the loan portfolio during that same period as well as a general weakening of the national economy. The changes in the loan portfolio, described in detail below, include increases in commercial and industrial loans and commercial real estate loans, and an increase in nonperforming and impaired loans due to the deterioration of one commercial relationship, tempered by a decrease in residential real estate loan balances. After evaluating these factors, Westfield Financial provided $690,000 for loan losses for the nine months ended September 30, 2008, compared to $225,000 for the same period in 2007. The allowance was $6.4 million at September 30, 2008 and $5.7 million at December 31, 2007. The allowance for loan losses was 1.38% of total loans at September 30, 2008 and 1.36% of total loans at December 31, 2007.

Commercial and industrial loans increased $26.7 million to $143.2 million at September 30, 2008. Commercial real estate loans increased $24.8 million during the quarter ended September 30, 2008 to $214.8 million. At September 30, 2008, residential real estate loans decreased $8.2 million to $99.9 million compared to December 31, 2007.

Nonperforming loans were $3.2 million at September 30, 2008 compared to $1.2 million at December 31, 2007. Nonperforming loans as a percentage of total loans were 0.69% at September 30, 2008 and 0.29% at December 31, 2007. The increase was primarily the result of a single agricultural commercial loan relationship of $1.8 million. The loan relationship is primarily secured by real estate. Management does not anticipate incurring significant losses on this relationship.

Impaired loans increased $1.6 million to $1.8 million at September 30, 2008 primarily as a result of the single agricultural commercial loan relationship of $1.8 million described above. A valuation allowance of $91,000 was allocated in the first quarter of 2008 on the loan relationship of $1.8 million based on the estimated fair value of the underlying collateral.

Net charge-offs were $8,000 for the nine months ended September 30, 2008. This was comprised of charge-offs of $62,000 offset by recoveries of $54,000. Net recoveries for the nine months ended September 30, 2007 were $131,000. This was comprised of recoveries of $190,000 offset by charge-offs of $59,000.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $143,000 to $2.6 million for the nine months ended September 30, 2008 from $2.8 million in the same period in 2007. The decrease in noninterest income was the result of a net loss of $156,000 on the sale and writedown of securities. Westfield Financial recorded a writedown of $310,000 in the first quarter of 2008 and $651,000 in the third quarter of 2008 on its Freddie Mac preferred stock, for a total of $961,000. Freddie Mac was placed into conservatorship by the United States Treasury in September 2008. Westfield Financial's book value remaining on preferred stock issued by Freddie Mac was $39,000 at September 30, 2008. The writedown was partially offset by net gains of $805,000 on the sale of other investment securities for the nine months ended September 30, 2008. Westfield Financial recorded a net gain of $39,000 on the sale of securities for the nine months ended September 30, 2007. There were no writedowns related to investment securities for the same period in 2007.

In addition, net checking account processing fee income decreased $156,000 to $1.0 million for the nine months ended September 30, 2008 compared to $1.2 million for the same period in 2007. Both decreases were partially offset by an increase in income from bank-owned life insurance of $79,000 to $1.0 million for the nine months ended September 30, 2008 compared to $923,000 in the same period in 2007.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2008 was $17.3 million compared to $16.2 million for the same period in 2007. Salaries and benefits increased $671,000 million to $10.8 million for the nine months ended September 30, 2008 compared to $10.1 million for the same period in 2007. This was primarily the result of expenses related to share-based compensation, which increased $509,000 for the nine months ended September 30, 2008 as a result of new grants of restricted stock and stock options late in the third quarter of 2007. In addition, data processing expense increased $220,000 to $1.3 million for the nine months ended September 30, 2008 compared to $1.1 million for the same period in 2007. This was the result of an increased use of software applications and enhanced computer functionality in Westfield Financial's computer information systems.

Income Taxes

For the nine months ended September 30, 2008, Westfield Financial had a tax provision of $2.4 million compared to $2.7 million for the same period in 2007. The effective tax rate was 28.1% for the nine months ended September 30, 2008 and 30.8% for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to Westfield Financial's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. Westfield Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. Westfield Bank's maximum additional borrowing capacity from the FHLB at September 30, 2008 was approximately $184.5 million.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. On October 14, 2008, the Treasury, the Federal Reserve Board, and the Federal Deposit Insurance Corporation issued a joint statement announcing additional steps aimed at stabilizing the financial markets, including a $250 billion voluntary Capital Purchase Program, or CPP, that allows qualifying financial institutions to sell preferred shares to the Treasury. Institutions that participate in the CPP are restricted in their ability to make future stock repurchases and to increase dividend payments to shareholders for a period of three years. Westfield Financial's Board of Directors and management is evaluating the benefits and drawbacks of participation in the CPP, reviewing these analyses with the Company's financial and legal advisors, and is still evaluating the decision to apply for funds under the CPP.

At September 30, 2008, Westfield Financial exceeded each of the applicable regulatory capital requirements. As of September 30, 2008, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank's category. Westfield Financial's and Westfield Bank's actual capital ratios as of September 30, 2008 are also presented in the table.

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                            Minimum             Capitalized
                                                                          For Capital          Under Prompt
                                                                           Adequacy             Corrective
                                                     Actual                Purposes          Action Provisions
                                                Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                ------      -----      ------      -----     ------      -----
                                                                    (Dollars in thousands)
September 30, 2008

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $283,093     45.06%     $50,261     8.00%         N/A         -
  Bank                                          224,910     36.53       49,258     8.00      $61,572     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  276,685     44.04       25,131     4.00          N/A         -
  Bank                                          218,593     35.50       24,629     4.00       36,943      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                  276,685     25.65       43,146     4.00          N/A         -
  Bank                                          218,593     21.28       40,891     4.00       51,114      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          218,593     21.28       15,334     1.50          N/A         -

December 31, 2007

Total Capital (to Risk Weighted Assets):
  Consolidated                                 $290,900     50.29%     $46,276     8.00%         N/A         -
  Bank                                          218,118     38.76       45,021     8.00      $56,277     10.00%
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  285,174     49.30       23,138     4.00          N/A         -
  Bank                                          212,392     37.74       22,511     4.00       33,766      6.00
Tier 1 Capital (to Adjusted Total Assets):
  Consolidated                                  285,174     27.48       41,506     4.00          N/A         -
  Bank                                          212,392     21.95       38,696     4.00       48,370      5.00
Tangible Equity (to Tangible Assets):
  Consolidated                                      N/A         -          N/A        -          N/A         -
  Bank                                          212,392     21.95       14,511     1.50          N/A         -

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

Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at September 30, 2008 follows:

                                              After 1 Year     After 3 Years
                                   Within      but Within       but Within        After
                                   1 Year       3 Years           5 Years        5 Years       Total
                                   ------     ------------     -------------     -------       -----
                                                             (In thousands)
LEASE OBLIGATIONS
  Operating lease obligations     $    519       $ 1,005          $   833        $10,767     $ 13,124
                                  ========       =======          =======        =======     ========

BORROWINGS
  Federal Home Loan Bank          $ 55,000       $55,000          $20,000        $ 5,000     $135,000
  Securities sold under
   repurchase agreements                 -             -                -         48,500       48,500
                                  --------       -------          -------        -------     --------
    Total borrowings              $ 55,000       $55,000          $20,000        $53,500     $183,500
                                  ========       =======          =======        =======     ========

CREDIT COMMITMENTS
  Available lines of credit       $ 59,801       $     -          $     -        $14,725     $ 74,526
  Other loan commitments            25,699         2,190                -              -       27,889
  Letters of credit                  5,953             -                -            243        6,196
                                  --------       -------          -------        -------     --------
    Total credit commitments      $ 91,453       $ 2,190          $     -        $14,968     $108,611
                                  ========       =======          =======        =======     ========

Grand total                       $146,972       $58,195          $20,833        $79,235     $305,235
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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2008, that Westfield Bank met all capital adequacy requirements to which it was subject. As of September 30, 2008, the most recent notification from the OTS categorized Westfield Bank as "well capitalized" under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the most recent OTS notification that management believes have changed Westfield Bank's categorization.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate change environments. Specifically, net interest income is measured in one scenario that assumed no change in interest rates, and six scenarios where interest rates increase 100, 200, and 300 basis points, and decrease 100, 200 and 300 basis points, respectively, from current rates over the one year time period following the current consolidated financial statement. Income from tax-exempt assets is calculated on a fully taxable equivalent basis.

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

The table below sets forth as of September 30, 2008 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable period.

                For the Twelve Months Ending September 30, 2009
                             (Dollars in thousands)
                -----------------------------------------------
                      Changes in        Net Interest
                Interest Rates (Basis   and Dividend
                       Points)             Income      % Change
                ---------------------   ------------   --------
                          300              $32,748        0.5%
                          200               32,540       -0.1%
                          100               32,373       -0.7%
                            0               32,588        0.0%
                         -100               31,998       -1.8%
                         -200               30,999       -4.9%
                         -300               29,934       -8.1%

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

ITEM 4:

CONTROLS AND PROCEDURES

Management, including Westfield Financial's Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Westfield Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial's management, including Westfield Financial's principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Westfield Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Westfield Financial's internal control over financial reporting.

Part II - Other Information

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A:    RISK FACTORS

For a summary of risk factors relevant to our operations, see Part I, Item 1A, "Risk Factors" in our 2007 Annual Report on Form 10-K. There are no material changes in risk factors relevant to our operations, except as discussed below.

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

We are operating in a challenging and uncertain economic environment, both nationally and locally. Since 2007, housing market conditions in our market area have deteriorated, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or the EESA, into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC") issued a joint statement announcing additional steps aimed at stabilizing the financial markets.

No assurance can be given that the foregoing or any other governmental program will improve market and economic conditions, or that such conditions will not result in a decrease in our interest income, a decrease in fee income from our relationship with a third party mortgage company, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

The FDIC's proposed increase in deposit insurance premiums will increase our non-interest expense.

The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution's risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations.

If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future. The increased deposit insurance premiums proposed by the FDIC will result in an increase in our non-interest expense.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS

There were no purchases made by Westfield Financial of its common stock during the three months ended September 30, 2008.

There were no sales by Westfield Financial of unregistered securities during the three months ended September 30, 2008.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            a. None

            b. None

ITEM 6.     EXHIBITS

The following exhibits are furnished with this report:

Exhibit     Description
-------     -------------------------------------------------------------------
2.1         Amended and Restated Plan of Conversion and Stock Issuance of
            Westfield Mutual Holding Company, Westfield Financial, Inc. and
            Westfield Bank (1)
3.1         Articles of Organization of Westfield Financial, Inc.(2)
3.2         Bylaws of Westfield Financial, Inc. (2)
4.1         Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1        Form of Employee Stock Ownership Plan of Westfield Financial,
            Inc. (3)
10.2        Amendments to the Employee Stock Ownership Plan of Westfield
            Financial, Inc. (4)
10.3        Form of Director's Deferred Compensation Plan (5)
10.4        The 401(k) Plan adopted by Westfield Bank (6)
10.5        Amended and Restated Benefit Restoration Plan of Westfield
            Financial, Inc. (7)
10.6        Form of Amended and Restated Deferred Compensation Agreement with
            Donald A. Williams (5)
10.7        Amended and Restated Employment Agreement between Donald A.
            Williams and Westfield Bank (7)
10.8        Amended and Restated Employment Agreement between Michael J.
            Janosco, Jr. and Westfield Bank (7)
10.9        Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (7)
10.10       Amended and Restated Employment Agreement between Donald A.
            Williams and Westfield Financial, Inc. (7)
10.11       Amended and Restated Employment Agreement between Michael J.
            Janosco, Jr. and Westfield Financial, Inc. (7)
10.12       Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (7)
10.13       Form of Amended and Restated One-Year Change of Control Agreement
            by and among certain officers, Westfield Financial, Inc. and Westfield Bank. (7)
10.14       Agreement between Westfield Bank and Village Mortgage Company (1)
31.1        Rule 13a - 14(a)/15d - 14(a) Certifications
32.1        Section 1350 Certifications

(1) Incorporated by reference to the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006, as amended.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.
(3) Incorporated herein by reference to the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001, as amended.
(4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.
(6) Incorporated herein by reference to the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006.
(7) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Westfield Financial, Inc.
                               (Registrant)


                               By: /s/ Donald A. Williams
                                   --------------------------------------------
                                   Donald A. Williams
                                   Chairman/Chief Executive Officer
                                   (Principal Executive Officer)


                               By: /s/ Michael J. Janosco Jr.
                                   --------------------------------------------
                                   Michael J. Janosco, Jr.
                                   Vice President/Chief Financial Officer
                                   (Principal Accounting Officer)


November 7, 2008