Form 10-K
period 2008-12-31
WESTFIELD FINANCIAL INC
filed 2009-03-13
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No.: 001-16767

Westfield Financial, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts

73-1627673

(State or other jurisdiction

(I.R.S. Employer Identification No.)

of incorporation or organization)

141 Elm Street, Westfield, Massachusetts 01085

(Address of principal executive offices, including zip code)

(413) 568-1911

(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was $284,017,851. This figure was based on the closing price as of June 30, 2008 on The NASDAQ Stock Market for a share of the registrant’s common stock, which was $9.05 on June 30, 2008.

As of March 6, 2009, the registrant had 31,218,960 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this report.

WESTFIELD FINANCIAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2008

TABLE OF CONTENTS

ITEM	PART I	PAGE

1	BUSINESS	2
1A	RISK FACTORS	41
1B	UNRESOLVED STAFF COMMENTS	45
2	PROPERTIES	46
3	LEGAL PROCEEDINGS	47
4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	47

	PART II

5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	48
6	SELECTED FINANCIAL DATA	51
7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	78
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	78
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	78
9A	CONTROLS AND PROCEDURES	78
9B	OTHER INFORMATION	79

	PART III

10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	80
11	EXECUTIVE COMPENSATION	80
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	80
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	80
14	PRINCIPAL ACCOUNTING FEES AND SERVICES	80

	PART IV

15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	81

	SIGNATURES

FORWARD - LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•

changes in the real estate market or local economy;

•

changes in interest rates;

•

changes in laws and regulations to which we are subject; and

•

competition in our primary market area.

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

PART I

ITEM 1.

BUSINESS

General. Westfield Bank was formed in 1853 and reorganized into a mutual holding company structure without a stock offering in 1995. In July 2004, Westfield Bank converted from a Massachusetts-chartered savings bank to a federally-chartered savings bank regulated by the Office of Thrift Supervision. Westfield Financial, Inc. (“Westfield Financial”) was organized as a Massachusetts-chartered stock holding company in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company. As part of the reorganization, Westfield Financial offered for sale 47% of its common stock. The remaining 53% of Westfield Financial’s shares were issued to Westfield Mutual Holding Company. The reorganization and related stock offering were completed on December 27, 2001.

On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company’s ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007.

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

Westfield Bank refers substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank receives a fee for each of the loans originated by the third party mortgage company. Westfield Bank may purchase residential real estate loans from the third party mortgage company depending on market conditions. To date, Westfield Bank has not purchased a significant amount of loans from the third party mortgage company.

Westfield Bank’s revenues are derived principally from interest on its loans and interest and dividends on its investment securities. Its primary sources of funds are deposits, short-term borrowings, long-term debt, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by Westfield Financial for the primary purpose of holding qualified investment securities. In February 2007, Westfield Financial also formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified investment securities.

Unless the context otherwise requires, all references in this document to Westfield Financial or Westfield Bank include Westfield Financial, Westfield Bank, Elm Street Securities Corporation and WFD Securities, Inc. on a consolidated basis.

Market Area. Westfield Bank operates through 11 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. It also has six free-standing ATM locations in Agawam, Feeding Hills, Springfield, West Springfield and Westfield, Massachusetts. Westfield Bank’s primary deposit gathering area is concentrated in the communities surrounding these locations and its primary lending area includes all of Hampden County in western Massachusetts. In addition, Westfield Bank provides online banking services through its website located at www.westfieldbank.com.

The markets served by Westfield Bank’s branches are primarily suburban in character, as Westfield Bank operates only two offices in Springfield, the Pioneer Valley’s primary urban market. Westfield, Massachusetts, is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. The Pioneer Valley of western Massachusetts encompasses the fourth largest metropolitan area in New England. The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. The population estimates for Westfield, Springfield and Hampden County were 40,160, 149,938 and 457,908, respectively, in 2007.

The economy of Westfield Bank’s market area historically has been supported by a variety of industries. Its primary market area has benefited from the presence of large employers centered in insurance, health care, warehousing, manufacturing and education. Among the largest employers currently in its market area are Bay State Health Systems, Big Y Foods, Friendly Ice Cream Corporation, Mass Mutual Life Insurance Company, Mestek, Noble Hospital, the University of Massachusetts, Westfield State College, American International College, and the Sullivan Paper Company. In addition, other employment and economic activity is provided by a substantial number of small and medium size businesses in the area.

Westfield Bank’s future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. Westfield Bank believes that it has developed lending products and marketing strategies to address the diverse credit-related needs of the residents in its market area.

Median household and per capita income levels in Hampden County are below the state average, which is dominated by relatively high income levels prevailing in the populous Boston metropolitan area. Similarly, the median household and per capita income levels in Westfield Bank’s markets more closely approximate but also fall below the national averages.

As of December 2008, the unemployment rate of Hampden County and Massachusetts was 7.2% and 6.9%, respectively, compared to 4.6% and 4.5%, respectively, in December 2007.

Competition. Westfield Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from approximately 19 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than Westfield Bank. Westfield Bank’s competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Historically, Westfield Bank’s most direct competition for deposits has come from savings and commercial banks. Westfield Bank faces additional competition for deposits from internet-based institutions, brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. Westfield Bank’s loan portfolio primarily consists of commercial and industrial loans, commercial real estate loans, residential real estate loans, home equity loans, and consumer loans.

At December 31, 2008, Westfield Bank had total loans of $480.3 million, of which 65.4% were adjustable rate loans and 34.6 % were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $223.9 million and $153.9, respectively. The remainder of its loans at December 31, 2008 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2008 totaled $98.4 million. Consumer loans outstanding at December 31, 2008 were $4.2 million.

The interest rates Westfield Bank charges on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by its competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. The following table presents the composition of Westfield Bank’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Commercial	$223,857	46.61%	$189,964	45.22%	$174,556	44.74%	$169,564	44.17%	$144,336	38.65%
Residential	62,810	13.08	72,170	17.18	79,308	20.33	82,279	21.43	101,098	27.07
Home equity	35,562	7.40	35,940	8.56	30,232	7.75	24,639	6.42	21,724	5.82
Total real estate loans	322,229	67.09	298,074	70.96	284,096	72.82	276,482	72.02	267,158	71.54

Other loans:
Commercial and industrial	153,861	32.03	116,514	27.74	100,237	25.69	100,019	26.06	94,726	25.36
Consumer, other	4,248	0.88	5,479	1.30	5,841	1.49	7,372	1.92	11,565	3.10
Total other loans	158,109	32.91	121,993	29.04	106,078	27.18	107,391	27.98	106,291	28.46

Total loans	480,338	100.00%	420,067	100.00%	390,174	100.00%	383,873	100.00%	373,449	100.00%

Unearned premiums and net deferred loan fees and costs, net	593		561		447		386		429
Allowance for loan losses	(8,796)		(5,726)		(5,437)		(5,422)		(5,277)
Total loans, net	$472,135		$414,902		$385,184		$378,837		$368,601

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2008. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2008
	Residential Real Estate Loans	Home Equity Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Consumer Loans	Totals
	(In thousands)
Amount due:
Within one year	$ 21,902	$ 11,517	$ 37,529	$ 81,324	$ 839	$153,111

After one year:

One to three years	8,942	825	56,151	12,790	1,565	80,273
Three to five years	2,223	1,694	83,112	50,175	1,588	138,792
Five to ten years	5,449	8,700	42,063	9,572	14	65,798
Ten to twenty years	6,748	12,826	4,277	-	-	23,851
Over twenty years	17,546	-	725	-	242	18,513
Total due after one year	40,908	24,045	186,328	72,537	3,409	327,227

Total amount due:	62,810	35,562	223,857	153,861	4,248	480,338

Unearned premiums and deferred loan fees and costs, net	84	294	1	206	8	593
Allowance for loan losses	(295)	(167)	(2,216)	(6,062)	(56)	(8,796)

Loans, net	$ 62,599	$ 35,689	$ 221,642	$ 148,005	$ 4,200	$472,135

The following table presents, as of December 31, 2008, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2009 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential	$ 32,846	$ 8,062	$ 40,908
Home Equity	24,045	-	24,045
Commercial real estate	33,523	152,805	186,328
Totat real estate loans	90,414	160,867	251,281

Other loans:
Commercial and Industrial	58,260	14,277	72,537
Consumer	3,409	-	3,409
Total other loans	61,669	14,277	75,946

Total loans	$ 152,083	$ 175,144	$ 327,227

The following table presents our loan originations, purchases, sales and principal payments for the years indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Loans:
Balance outstanding at beginning of year	$ 420,067	$ 390,174	$ 383,873

Originations:
Real estate loans:
Residential	2,807	3,692	4,337
Home Equity	12,120	17,158	15,336
Commericial	40,367	44,811	52,807
Total mortgage originations	55,294	65,661	72,480

Commercial and industrial loans	84,300	59,812	34,864
Consumer loans	1,624	3,161	3,657
Total originations	141,218	128,634	111,001
Purchase of one-to-four family mortgage loans	1,648	1,759	11,845
	142,866	130,393	122,846

Less:
Principal repayments, unadvanced funds and other, net
	82,212	100,389	116,170
Loan charge-offs, net	383	111	375
Total deductions	82,595	100,500	116,545
Ending balance	$ 480,338	$ 420,067	$ 390,174

Commercial and Industrial Loans. Westfield Bank offers commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Westfield Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2008, Westfield Bank’s commercial and industrial loan portfolio consisted of 877 loans, totaling $153.9 million or 32.0% of its total loans. Since 2004, commercial and industrial loans have grown $59.2 million, or 62.5%, from $94.7 million at December 31, 2004 to $153.9 million at December 31, 2008. Westfield Bank’s commercial loan team includes seven commercial loan officers, one business development manager, four credit analysts and two portfolio managers. Westfield Bank may hire additional commercial loan officers on an as needed basis.

As part of Westfield Bank’s strategy of increasing its emphasis on commercial lending, Westfield Bank seeks to attract its business customers’ entire banking relationship. Most commercial borrowers also maintain commercial deposits at Westfield Bank. Westfield Bank provides complementary commercial products and services, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services. Westfield Bank offers a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations. Commercial loan officers are based in its main and branch offices, and Westfield Bank views its potential branch expansion as a means of facilitating these commercial relationships. Westfield Bank intends to continue to expand the volume of its commercial business products and services within its current underwriting standards.

Westfield Bank’s commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, which comprise approximately 5.84% of the total loan portfolio as of December 31, 2008. At December 31, 2008, Westfield Bank’s largest commercial and industrial loan relationship was $19.8 million to a private New England college. The loans of this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however on an occasional basis, may have terms of up to ten years. Among the $153.9 million Westfield Bank has in its commercial and industrial loan portfolio as of December 31, 2008, $84.3 million have adjustable interest rates and $69.6 million have fixed interest rates. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions however, may influence whether Westfield Bank is able to originate adjustable rate loans rather than fixed rate loans. Westfield Bank generally requires the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

Commercial and industrial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Please see “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.” Commercial and industrial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. These risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater oversight efforts by Westfield Bank’s staff compared to residential or commercial real estate lending. In order to mitigate this risk, Westfield Bank monitors its loan concentration and its loan policies generally to limit the amount of loans to a single borrower or group of borrowers. Westfield Bank also utilizes the services of an outside consultant to conduct credit quality reviews of the commercial and industrial loan portfolio.

Commercial Real Estate Loans. Westfield Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2008, Westfield Bank’s commercial real estate loan portfolio consisted of 408 loans, totaling $223.9 million, or 46.6% of total loans. Since 2004, commercial real estate loans have grown by $79.6 million, or 55.2%, from $144.3 million at December 31, 2004 to $223.9 million at December 31, 2008.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Westfield Bank’s commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Westfield Bank generally lends up to a loan-to-value ratio of 80% on commercial properties, Westfield Bank, however will lend up to a maximum of 85% loan-to-value ratio generally requires a minimum debt coverage ratio of 1.15 times. Its largest commercial real estate loan relationship had an outstanding balance of $20.1 million at December 31, 2008 which was secured by one commercial investment property located in Massachusetts, and one commercial investment property located in Rhode Island. The loans of this borrower have performed to contractual terms.

Westfield Bank also offers construction loans to finance the construction of commercial properties located in its primary market area. At December 31, 2008, Westfield Bank had $14.9 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period. Westfield Bank had $13.9 million in commercial construction loans and commitments at December 31, 2008 that are not committed to permanent financing at the end of the construction period.

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

Because of increased risks associated with commercial real estate loans, Westfield Bank’s commercial real estate loans generally have higher rates than residential real estate loans. Please see “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.” Commercial real estate loans generally have adjustable rates with repricing dates of five years or less; however, occasionally repricing dates may be as long as ten years. Whenever possible, Westfield Bank seeks to originate adjustable rate commercial real estate loans. Borrower activity and market conditions, however, may influence whether Westfield Bank is able to originate adjustable rate loans rather than fixed rate loans.

Residential Real Estate Loans and Originations. Westfield Bank refers substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank receives a fee for each of these loans originated by the third party mortgage company.

Even though substantially all residential real estate loan originations are referred to a third party mortgage company, Westfield Bank still holds residential real estate loans in its loan portfolio. The loans consist primarily of loans originated by Westfield Bank, prior to the commencement of the third party residential mortgage referral program, or loans purchased by Westfield Bank. Westfield Bank occasionally purchases adjustable rate mortgages, which are serviced by the originating institutions, from other banks located in Massachusetts. At December 31, 2008, loans on one-to-four family residential properties, including home equity lines, accounted for $98.4 million, or 20.5%, of Westfield Bank’s total loan portfolio.

Westfield Bank’s residential adjustable rate mortgage loans generally are fully amortizing loans with contractual maturities of up to 30 years, payments due monthly. Its adjustable rate mortgage loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans are not generally as rate sensitive as its cost of funds. The adjustable rate mortgage loans that Westfield Bank originates generally are not convertible into fixed rate loans.

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default. To date, Westfield Bank has not experienced difficulty with payments for these loans. At December 31, 2008, its residential real estate and home equity loan portfolio included $41.4 million in adjustable rate loans, or 8.6% of its total loan portfolio, and $57.0 million in fixed rate loans, or 11.9% of its total loan portfolio.

Westfield Bank’s home equity loans totaled $35.6 million, or 7.4% of total loans at December 31, 2008. Home equity loans include $24.1 million in fixed rate loans, or 5.0% of total loans, and $11.5 million in adjustable rate loans, or 2.4% of total loans. These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan. The term to maturity on Westfield Bank’s home equity and home improvement loans may be up to 15 years.

Consumer Loans. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to Westfield Bank’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Westfield Bank offers a variety of consumer loans to retail customers in the communities it serves. Examples of its consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2008, the consumer loan portfolio totaled $4.2 million or 0.9% of total loans. Westfield Bank’s consumer lending will allow it to diversify its loan portfolio while continuing to meet the needs of the individuals and businesses that it serves.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2008. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority. Individuals authorized to make loans on behalf of Westfield Bank are designated by Westfield Bank’s Senior Lending Officer and approved by the Board of Directors. Each loan officer has loan approval authority up to prescribed limits that depend upon the officer’s level of experience.

Upon receipt of a completed loan application from a prospective borrower, Westfield Bank orders a credit report and verifies other information. If necessary, Westfield Bank obtains additional financial or credit related information. Westfield Bank also requires an appraisal for all commercial real estate loans greater than $250,000, which is performed by licensed or certified third party appraisal firms and reviewed by Westfield Bank’s lending department. Appraisals for home equity loans are required for loans in excess of $250,000; otherwise, a designated employee of Westfield Bank conducts an inspection of the property. Westfield Bank requires title insurance on most commercial real estate loans. Westfield Bank also requires borrowers to obtain flood insurance, if applicable, prior to closing, for all loans secured by real estate within a designated flood zone.

Commercial and Industrial Loans and Commercial Real Estate Loans. Westfield Bank lends up to a maximum loan-to-value ratio of 85% on commercial properties and the majority of these loans require a minimum debt coverage ratio of 1.15. Commercial real estate lending involves additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups or related borrowers. Westfield Bank’s loan policies limit the amounts of loans to a single borrower or group of borrowers to reduce this risk.

Westfield Bank’s lending policies permit its underwriting department to review and approve commercial and industrial loans and commercial real estate loans up to $1 million. Any commercial and industrial or commercial real estate loan application that exceeds $1 million or that would result in the borrower’s total credit exposure with Westfield Bank to exceed $1 million, or whose approval requires an exception to Westfield Bank’s standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to Westfield Bank’s standard loan approval procedures would be if a borrower was located outside Westfield Bank’s primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

Home Equity Loans. Home equity loans are originated and funded by Westfield Bank. These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan. Westfield Bank’s underwriting department may approve home equity loans up to $200,000. Home equity loans in amounts greater than $200,000 and up to $350,000 may be approved by certain officers of Westfield Bank who have been approved by the Board of Directors. Home equity loans over $350,000, or whose approval requires an exception to Westfield Bank’s standard loan approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

Asset Quality

One of Westfield Bank’s key operating objectives has been and continues to be the achievement of a high level of asset quality. Westfield Bank maintains a large proportion of loans secured by residential and commercial properties, sets sound credit standards for new loan originations and follows careful loan administration procedures. Westfield Bank also utilizes the services of an outside consultant to conduct credit quality reviews of Westfield Bank’s commercial and industrial and commercial real estate loan portfolio on a semi-annual basis.

Nonaccrual Loans and Foreclosed Assets. Westfield Bank’s policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on nonaccrual loans and foreclosed real estate, as well as Westfield Bank’s actions and plans to cure the nonaccrual status of the loans and to dispose of the foreclosed property.

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2008, 2007, and 2006, Westfield Bank had $8.8 million, $1.2 million, and $1.0 million, respectively, of nonaccrual loans. If all nonaccrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $200,000, $65,000, and $67,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$ 905	$ 820	$ 803	$ 321	$ 492
Home equity	239	175	103	108	139
Commercial real estate	1,460	177	69	1,285	1,341
Total nonaccrual real estate loans	2,604	1,172	975	1,714	1,972
Other loans:
Commercial and industrial	6,195	19	44	173	170
Consumer	6	11	9	32	29
Total nonaccrual consumer and other loans	6,201	30	53	205	199
Total nonperforming loans	8,805	1,202	1,028	1,919	2,171
Foreclosed real estate, net	-	-	-	-	-
Total nonperforming assets	$ 8,805	$ 1,202	$ 1,028	$ 1,919	$ 2,171
Nonperforming loans to total loans	1.83%	0.29%	0.26%	0.50%	0.58%
Nonperforming assets to total assets	0.79	0.12	0.10	0.24	0.27

Allowance for Loan Losses. The following table presents the activity in Westfield Bank’s allowance for loan losses and other ratios (annualized as applicable) at or for the dates indicated.

	At or for Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$ 5,726	$ 5,437	$ 5,422	$ 5,277	$ 4,642

Charge-offs:
Residential	(131)	-	-	-	-
Commercial real estate	-	-	-	-	-
Home equity loans	-	-	-	-	-
Commercial and industrial	(284)	(255)	(505)	(431)	(14)
Consumer	(34)	(62)	(79)	(181)	(390)
Total charge-offs	(449)	(317)	(584)	(612)	(404)

Recoveries:
Residential	-	-	4	-	-
Commercial real estate	-	-	-	1	-
Home equity loans	4	3	3	3	4
Commercial and industrial	4	54	7	9	65
Consumer	58	149	195	279	220
Total recoveries	66	206	209	292	289

Net charge-offs	(383)	(111)	(375)	(320)	(115)

Provision for loan losses	3,453	400	390	465	750

Balance at end of year	$ 8,796	$ 5,726	$ 5,437	$ 5,422	$ 5,277

Total loans receivable (1)	$ 480,338	$ 420,067	$ 390,174	$ 383,873	$ 373,449

Average loans outstanding	$ 444,492	$ 398,281	$ 386,039	$ 383,436	$ 366,677

Allowance for loan losses as a percent of total loans receivable	1.83%	1.36%	1.39%	1.41%	1.41%

Net loans charged-off as a percent of average loans outstanding	0.09	0.03	0.10	0.08	0.03

(1) Does not include unearned premiums, deferred costs and fees, or allowance for loan losses.

Westfield Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Westfield Bank’s methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for impaired loans and a general allowance for non-impaired loans. Fluctuations in the balances of impaired loans affect the specific valuation allowance while fluctuations in volume and concentrations of loans affects the general reserve and the allocation of the allowance of the loan losses among loan types. Other factors considered in the allowance calculation include general economic or industry conditions that might impact the loan portfolio along with trends in the quality of the portfolio as measured by delinquency, non-performing and charge-offs.

The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting By Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” In accordance with SFAS No. 114 and No. 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, Westfield Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as Westfield Bank’s portfolios of consumer and residential real estate loans.

The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter Westfield Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect key lending areas of the company, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio.

In addition, management employs an independent third party to perform a semi-annual review of all of Westfield Bank’s commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal or greater than $750,000. The third party also reviews all commercial investment real estate loans in excess of $750,000, as well as all adversely rated loans.

Westfield Bank’s methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass graded loans are designated to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management’s judgments of qualitative factors as of the evaluation date. Similarly, by basing the pass graded loan loss factors on loss experience over the prior three years, the methodology is designed to take Westfield Bank’s recent loss experience into account.

Westfield Bank’s allowance methodology has been applied on a consistent basis. Based on this methodology, Westfield Bank believes that it has established and maintained the allowance for loan losses at adequate levels. Future adjustments to the allowance for loan losses, however, may be necessary if economic, real estate and other conditions differ substantially from the current operating environment resulting in estimated and actual losses differing substantially. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2008			December 31, 2007			December 31, 2006
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Real Estate Mortgage:
Residential and home equity	$ -	$ 462	$ 462	$ -	$ 456	$ 456	$ -	$ 422	$ 422
Commercial	-	2,216	2,216	-	1,756	1,756	13	2,004	2,017

Commercial and Industrial	2,286	3,776	6,062	-	3,436	3,436	7	2,912	2,919

Consumer	-	56	56	-	78	78	-	79	79
Total	$ 2,286	$ 6,510	$ 8,796	$ -	$ 5,726	$ 5,726	$ 20	$ 5,417	$ 5,437

	December 31, 2005			December 31, 2004
	Specific	General	Total	Specific	General	Total
	(In thousands)
Real Estate Mortgage:
Residential and home equity	$ -	$ 355	$ 355	$ -	$ 421	$ 421
Commercial	218	2,400	2,618	264	2,097	2,361

Commercial and Industrial
	32	2,334	2,366	236	2,078	2,314

Consumer	-	83	83	-	181	181
Total	$ 250	$ 5,172	$ 5,422	$ 500	$ 4,777	$ 5,277

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews Westfield Bank’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require Westfield Bank to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting Westfield Bank’s results of operations.

For the year ended December 31, 2008, Westfield Bank provided $3.5 million to the allowance for loan losses based on its evaluation of the items discussed above. Westfield Bank believes that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2008.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

	At December 31,
	2008			2007			2006
Loan Category	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgages:
Commercial	$ 2,216	$ 223,857	46.61%	$ 1,756	$ 189,964	45.22%	$ 2,017	$ 174,556	44.74%
Residential and home equity	462	98,372	20.48	456	108,110	25.74	422	109,540	28.08
Commercial loans	6,062	153,861	32.03	3,436	116,514	27.74	2,919	100,237	25.69
Consumer loans	56	4,248	0.88	78	5,479	1.30	79	5,841	1.49

Total allowance for loan losses	$ 8,796	$ 480,338	100.00%	$ 5,726	$ 420,067	100.00%	$ 5,437	$ 390,174	100.00%

	At December 31,
	2005			2004
	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgages:
Commercial	$ 2,618	$ 169,564	44.17%	$ 2,361	$ 144,336	38.65%
Residential and home equity	355	106,918	27.85	421	122,822	32.89
Commercial loans	2,366	100,019	26.06	2,314	94,726	25.36
Consumer loans	83	7,372	1.92	181	11,565	3.10

Total allowance for loan losses	$ 5,422	$ 383,873	100.00%	$ 5,277	$ 373,449	100.00%

Potential Problem Loans. Westfield Bank has a commercial line of credit of $1.1 million with a borrower primarily engaged in the distribution of automotive parts and accessories. This potential problem loan was not delinquent as of December 31, 2008 or as of March 9, 2009. During 2008, however, the borrower experienced a decrease in revenue. Westfield Bank intends to restructure $470,892 of the debt to a real estate holding company and an operating company affiliated with the borrower, which has the ability to service the debt. After the restructure, the remaining balance on the line of credit is estimated to be $666,766 and is collateralized by inventory and accounts receivable.

Investment Activities. The Board of Directors reviews and approves Westfield Bank’s investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

Westfield Bank’s investment policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities and to provide and maintain liquidity within the range established by policy. In determining Westfield Bank’s investment strategies, it considers its interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, and other characteristics of the securities to be held.

Federally-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks and corporate debt instruments.

Securities Portfolio. Westfield Financial classifies securities as held to maturity or available for sale at the date of purchase. Westfield Financial does not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair value. At December 31, 2008, held to maturity securities totaled $247.6 million, or 49.0% of the total securities portfolio, and available for sale investments totaled $258.2 million, or 51.0% of Westfield Financial’s total securities portfolio.

Westfield Financial invests in Government-sponsored enterprise debt securities, the majority of which have average lives of less than five years. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are rated as investment grade by Moody’s, Standard and Poor’s, or Fitch, and the majority of which are also independently insured. These securities generally have maturities between seven and 20 years; however, many have earlier call dates. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

Westfield Financial’s mortgage-backed securities, the majority of which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years. At December 31, 2008, Westfield Financial owned $37.5 million in Collateralized Mortgage Obligations which were rated AAA by Standard and Poors, the majority of which are privately issued. The securities have gross unrealized losses of $11.4 million at December 31, 2008. Management has determined that an orderly and active market for these securities did not exist based upon a reduction in trading volume and widening spreads during the third quarter of 2008. Based upon detailed analysis, management believes it is probable that all principal and interest will be collected according to the contractual terms of the securities and no declines are other than temporary at December 31, 2008. Management will continually monitor these securities for deterioration in delinquency, loss rates and real estate values as this may increase the probability that a loss will be incurred.

The following table sets forth the composition of Westfield Bank’s securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt Securities:
Government-sponsored enterprises	$ 60,924	$ 64,105	$ 101,906	$ 103,638	$ 81,916	$ 81,242
Municipal bonds	36,354	36,655	32,993	33,402	30,204	30,387
Total securities	97,278	100,760	134,899	137,040	112,120	111,629

Mortgage-backed securities:
Fannie Mae	195,307	196,080	176,416	176,928	150,547	148,310
Freddie Mac	120,596	122,078	141,662	142,535	90,972	90,477
Ginnie Mae	48,293	47,977	15,882	15,883	22,060	21,695
Collateralized mortgage obligations	48,916	36,328	45,844	45,382	27,336	27,169

Total mortgage-backed securities	413,112	402,463	379,804	380,728	290,915	287,651

Marketable equity securities	6,301	6,127	7,364	6,840	7,260	6,996

Total securities	$ 516,691	$ 509,350	$ 522,067	$ 524,608	$ 410,295	$ 406,276

Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of Westfield Bank’s mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2008			2007			2006
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Fannie Mae	$ 105,397	25.51%	$ 105,304	$ 74,062	19.50%	$ 74,658	$ 47,203	16.23%	$ 46,730
Freddie Mac	56,529	13.68	56,972	86,411	22.75	87,202	49,554	17.03	49,378
Ginnie Mae	40,401	9.78	40,424	5,674	1.49	5,687	8,635	2.97	8,543
Collateralized mortgage obligations	42,453	10.28	31,047	39,063	10.28	38,631	22,430	7.71	22,291
Total mortgage-backed securities available for sale	244,780	59.25	233,747	205,210	54.02	206,178	127,822	43.94	126,942

Mortgage-backed securities held to maturity:
Fannie Mae	89,910	21.77	90,776	102,354	26.95	102,270	103,344	35.52	101,580
Freddie Mac	64,067	15.51	65,106	55,251	14.55	55,333	41,418	14.24	41,099
Ginnie Mae	7,892	1.91	7,553	10,208	2.69	10,196	13,425	4.61	13,152
Collateralized mortgage obligations	6,463	1.56	5,281	6,781	1.79	6,751	4,906	1.69	4,878
Total mortgage-backed securities held to maturity	168,332	40.75	168,716	174,594	45.98	174,550	163,093	56.06	160,709

Total mortgage-backed securities	$ 413,112	100.00%	$ 402,463	$ 379,804	100.00%	$ 380,728	$ 290,915	100.00%	$ 287,651

Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprises	$ -	-%	$ 5,018	5.41%	$ -	-%	$ 11,000	5.00%	$ 16,018	$ 16,299	4.52%
Municipal bonds	-	-	-	-	850	4.04	1,107	4.04	1,957	1,970	3.89
Total securities	-	-	5,018	5.41	850	4.04	12,107	4.91	17,975	18,269	4.45

Mortgage-backed securities available for sale:
Ginnie Mae	-	-	-	-	-	-	40,401	5.46	40,401	40,424	5.46
Fannie Mae	-	-	-	-	3,411	4.65	101,986	5.31	105,397	105,304	5.28
Freddie Mac	-	-	-	-	-	-	56,529	5.28	56,529	56,972	5.21
Collateralized mortgage obligations	-	-	-	-	2,091	5.39	40,362	5.18	42,453	31,047	9.56
Total mortgage-backed securities	-	-	-	-	5,502	4.93	239,278	5.31	244,780	233,747	5.86

Total	$ -	-%	$ 5,018	5.41%	$ 6,352	4.81%	$ 251,385	5.29%	$ 262,755	$ 252,016	5.76%

Securities held to maturity:
Government-sponsored enterprises	$ -	-%	$ 15,092	5.56%	$ 29,814	5.08%	$ -	-%	$ 44,906	$ 47,806	3.95
Municipal bonds	-	-	5,838	3.61	14,300	4.07	14,259	4.33	34,397	34,685	3.87
Total investment securities	-	-	20,930	5.02	44,114	4.75	14,259	4.33	79,303	82,491	3.92%

Mortgage-backed securities held to maturity:
Ginnie Mae	1	(1.42)	203	4.17	-	-	7,688	4.02	7,892	7,553	4.44
Fannie Mae	825	(2.60)	5,550	3.02	5,185	4.44	78,350	5.08	89,910	90,776	4.82
Freddie Mac	138	(41.98)	2,270	1.26	-	-	61,659	5.33	64,067	65,106	4.79
Collateralized mortgage obligations	-	-	-	-	-	-	6,463	5.45	6,463	5,281	7.70
Total mortgage-backed securities	964	(8.24)	8,023	2.55	5,185	4.44	154,160	5.14	168,332	168,716	4.88

Total	$ 964	(8.24)%	$ 28,953	4.33%	$ 49,299	4.72%	$ 168,419	5.07%	$ 247,635	$ 251,207	4.56%

Sources of Funds

General. Deposits, short-term borrowings, long-term debt, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are Westfield Bank’s primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Westfield Bank’s deposits are primarily obtained from areas surrounding its offices. Westfield Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. Westfield Bank does not use brokers to obtain deposits.

When Westfield Bank determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 44.3% of total deposits on December 31, 2008 and 41.4% on December 31, 2007. At December 31, 2008 and December 31, 2007, time deposits with remaining terms to maturity of less than one year amounted to $245.9 million and $266.2 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of Westfield Bank’s deposit accounts for the years ended December 31, 2008, 2007 and 2006.

Deposit Distribution Weighted Average. The following table sets forth the distribution of Westfield Bank’s deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$ 50,860	8.65%	-%	$ 42,408	7.04%	-%	$ 42,383	6.75%	-%
NOW accounts	83,788	14.25	1.17	85,316	14.15	1.62	80,527	12.83	1.40
Regular Accounts	68,085	11.58	1.05	47,072	7.81	1.24	36,110	5.76	0.50
Money Market Accounts	57,655	9.80	0.94	74,601	12.38	1.24	94,441	15.05	1.51
Total non-certificated accounts	260,388	44.28	0.86	249,397	41.38	1.16	253,461	40.39	1.08

Time certificates of deposit
Due within 1 year	245,939	41.83	3.30	266,234	44.18	4.49	270,026	43.04	4.40
Over 1 year through 3 years	78,627	13.37	3.82	79,806	13.24	4.26	91,201	14.53	4.33
Over 3 years	3,075	0.52	3.43	7,239	1.20	4.50	12,778	2.04	4.56
Total certificated accounts	327,641	55.72	3.43	353,279	58.62	4.44	374,005	59.61	4.39

Total	$ 588,029	100.00%	2.29%	$ 602,676	100.00%	3.08%	$ 627,466	100.00%	3.05%

Certificate of Deposit Maturities. At December 31, 2008, Westfield Bank had $ 86.7 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)

Three months or less	$ 11,134	3.36%
Over three months through six months	24,274	3.22
Over six months through 12 months	30,388	3.50
Over 12 months	20,904	3.91
Total	$ 86,700	3.50%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning Westfield Bank’s time certificates of deposit at the dates indicated.

	At December 31, 2008
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and under	$ 11,805	$ 6	$ 10	$ 4	$ 11,825	3.61%
2.01% to 3.00%	55,063	4,484	3,769	189	63,505	19.38
3.01% to 4.00%	134,020	27,022	16,344	2,207	179,593	54.82
4.01% to 5.00%	38,269	17,042	7,260	675	63,246	19.30
5.01% and over	6,782	2,690	-	-	9,472	2.89
Total	$ 245,939	$ 51,244	$ 27,383	$ 3,075	$ 327,641	100.00%

Short-term borrowings and long-term debt. Westfield Bank also utilizes short-term borrowings and long-term debt as an additional source of funds to finance Westfield Bank’s lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the Federal Home Loan Bank were $28.5 million at December 31, 2008 and $18.4 million at December 31, 2007. Westfield Bank’s repurchase agreements are with commercial customers. These agreements are linked to customers’ checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements. At December 31, 2008 and 2007, such repurchase agreements borrowings totaled $21.3 million and $16.8 million, respectively.

Long-term debt consists of FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more. At December 31, 2008, Westfield Bank had $115.0 million in long-term debt with the FHLB and $58.3 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $105.0 million in FHLB advances and no securities sold under repurchase agreements at December 31, 2007. At December 31, 2008, securities sold under repurchase agreements of $58.3 million were executed with a weighted average interest rate of 2.62% and final maturities of $9.8 million in the year 2013 and $48.5 million in the year 2018. The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the years 2009 to 2012.

Personnel

As of December 31, 2008, Westfield Bank had 140 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit, and Westfield Bank considers its relationship with its employees to be excellent.

TAXATION

Federal

General. The following discussion is intended as only a summary and does not purport to be a comprehensive description of the tax rules applicable to Westfield Bank or Westfield Financial. For federal income tax purposes, Westfield Bank reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and Westfield Financial is generally subject to federal income taxation in the same manner as other corporations. Since December 27, 2001, Westfield Bank and Westfield Financial have constituted an affiliated group of corporations and, therefore, have reported their income on a consolidated basis. The tax years up to and including the year ended December 31, 2004 are closed.

Distributions. To the extent that Westfield Bank makes “non-dividend distributions” to stockholders, such distributions will be considered to result in distributions from Westfield Bank’s unrecaptured tax bad debt reserve “base year reserve” (i.e. its reserve as of December 31, 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed, but no more than the amount of these reserves, will be included in Westfield Bank’s taxable income. Non-dividend distributions include distributions in excess of Westfield Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Westfield Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Westfield Bank’s income.

The amount of additional income created from a non-dividend distribution is equal to the lesser of Westfield Bank’s base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Westfield Bank does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

Corporate Alternative Minimum Tax. The alternative minimum tax rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the alternative minimum tax functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation’s alternative minimum taxable income is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The alternative minimum tax rate is 20%. Such preference items include adjustments for tax exempt interest, inside build-up of life insurance policies and accelerated depreciation deductions. During the past five years, we have not been subject to alternative minimum tax and therefore have no alternative minimum tax net operating losses or credit to utilize.

Elimination of Dividends; Dividends Received Deduction. Westfield Financial may exclude from its income 100% of dividends received from Westfield Bank as a member of the same affiliated group of corporations.

Net Operating Losses. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years. At December 31, 2008, Westfield Financial had no net operating loss carry forwards for federal income tax purposes.

State

Until 2009, financial institutions in Massachusetts were not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group files a separate annual income tax return. Beginning in 2009, Westfield Financial and Westfield Bank will be required to file a combined return pursuant to a Massachusetts law change enacted in July 2008. The security corporation subsidiaries will continue to file separately. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

Due to the legislative change referred to above, beginning in 2010 the Massachusetts financial institution tax rate will decrease by 0.5% each year for three years until 2012, when it will become 9% and will remain at that rate. Westfield Financial’s subsidiaries, Elm Street Securities Corporation and WFD Securities Corporation are taxed as Massachusetts security corporations, and are subject to a state tax rate of 1.32% of gross income.

Westfield Financial’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

REGULATION

General. As a federally-chartered savings bank, Westfield Bank is subject to regulation, examination, and supervision by the Office of Thrift Supervision as its chartering authority, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. Westfield Bank must file reports with the Office of Thrift Supervision and the FDIC describing its activities and financial condition. Westfield Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.

Westfield Financial is a savings and loan holding company regulated by the Office of Thrift Supervision. As such, Westfield Financial is registered with and subject to Office of Thrift Supervision examination and supervision, as well as certain Office of Thrift Supervision reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Westfield Financial and Westfield Financial’s non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board. Westfield Financial also is required to file reports with the Office of Thrift Supervision and the Securities and Exchange Commission, and otherwise comply with the rules and regulations of the Office of Thrift Supervision and the Securities and Exchange Commission under federal securities laws.

The Office of Thrift Supervision and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such policies, whether by the Office of Thrift Supervision, the FDIC, the Securities and Exchange Commission or the United States Congress, could have a material adverse impact on Westfield Bank and Westfield Financial’s operations and stockholders.

The following discussion is intended to be a summary of the material statutes and regulations applicable to federal savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Banks

Business Activities. Westfield Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and Office of Thrift Supervision regulations. The Home Owners’ Loan Act and the Office of Thrift Supervision regulations also limit Westfield Bank’s authority to invest in certain types of loans or other investments. Permissible investments include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Westfield Bank may also establish service corporations that may engage in activities not otherwise permissible for Westfield Bank, including certain real estate equity investments and securities and insurance brokerage.

Loans to One Borrower. Westfield Bank is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, Westfield Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of Westfield Bank’s unimpaired capital and surplus, which does not include accumulated other comprehensive income. Westfield Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. Westfield Bank currently complies with applicable loans-to-one borrower limitations.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires that Westfield Bank, as a savings association, comply with the qualified thrift lender test. Under the qualified thrift lender test, Westfield Bank is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, Westfield Bank’s total assets less the sum of:

•

specified liquid assets up to 20% of total assets;

•

goodwill and other intangible assets; and

•

the value of property used to conduct Westfield Bank’s business.

Westfield Bank also may satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986. If Westfield Bank fails the qualified thrift lender test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

Westfield Bank met the qualified thrift lender test at December 31, 2008 and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.”

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or Tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or Tier 2 capital) currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in Tier 2 capital. The allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2008, Westfield Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents Westfield Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2008:

	Bank	Capital Requirements	Excess Capital
		(In thousands)

Tangible capital	20.51%	16,070	203,674
Core capital	20.51%	42,854	176,890
Risk-based capital	35.55%	50,930	175,387

Community Reinvestment. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, Westfield Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess Westfield Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by Westfield Bank.

The Community Reinvestment Act regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

•

a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

•

a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Westfield Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Transactions with Affiliates. Westfield Bank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to federal savings associations by the Home Owners’ Loan Act and the Office of Thrift Supervision regulations. In general, these transactions must be on terms that are at least as favorable to Westfield Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Westfield Bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Westfield Bank. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that engage in activities not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. Westfield Bank’s authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the Home Owners’ Loan Act and the Office of Thrift Supervision regulations. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Westfield Bank’s capital. In addition, extensions for credit in excess of certain limits must be approved by Westfield Bank’s Board of Directors.

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

In addition, the Office of Thrift Supervision adopted regulations that authorize, but do not require, the Office of Thrift Supervision to order a savings association that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, a savings association fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the Office of Thrift Supervision must issue an order directing action to correct the deficiency, may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Act. If a savings association fails to comply with such an order, the Office of Thrift Supervision may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Regulatory Action. Pursuant to the Federal Deposit Insurance Act and the Office of Thrift Supervision prompt corrective action regulations, the Office of Thrift Supervision is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

•

well-capitalized;

•

adequately capitalized;

•

undercapitalized; or

•

critically undercapitalized.

When appropriate, the Office of Thrift Supervision can require corrective action by a savings and loan holding company under the “prompt corrective action” provisions of the Federal Deposit Insurance Act.

At December 31, 2008, Westfield Bank met the criteria for being considered “well-capitalized.”

Capital Distributions. The Office of Thrift Supervision imposes various restrictions or requirements on Westfield Bank’s ability to make capital distributions, including the payment of cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice with the Office of Thrift Supervision at least 30 days before making a capital distribution. Westfield Bank must file an application for prior approval if the total amount of its capital distributions for the applicable calendar year would exceed an amount equal to Westfield Bank’s net income for that year plus Westfield Bank’s retained net income for the previous two years.

The Office of Thrift Supervision may disapprove of a notice of application if:

•

Westfield Bank would be undercapitalized following the distribution;

•

the proposed capital distribution raises safety and soundness concerns; or

•

the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

Liquidity. Westfield Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Insurance of Deposit Accounts. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the FDIC administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits.

Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund (the “DIF”). The FDIC was also given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of any insured depository institutions or their qualified holding companies that did not opt out of the program issued between October 14, 2008 and June 30, 2009. Senior unsecured debt includes federal funds purchased and certificates of deposit outstanding to the credit of the bank with a maturity of 30 days or greater.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.50% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.50%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. At December 31, 2008, Westfield Bank’s credit was substantially utilized to offset its 2008 deposit insurance assessment.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Under these regulations, all insured depository institutions are placed into one of four risk categories. Westfield Bank is in Risk Category I, the most favorable category. As of January 1, 2009, all insured institutions will pay a base rate assessment of 12 to 50 basis points for the first quarter of 2009 of assessable deposits based on the risk of loss to the DIF posed by the particular institution.

Institutions, such as Westfield Bank, in Risk Category I will be assessed within a range of 12 to 14 basis points for the first quarter of 2009. This is a substantial increase from the base rate assessment of 2 to 4 basis points that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions such as Westfield Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.

On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 that will change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009.

Due to the full utilization of the Bank’s credit and the systemic increase in deposit insurance assessments, Westfield Bank will be subject to increased deposit premium expenses in future periods.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The FICO assessment rate for 2008 is approximately .0110% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. Westfield Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. Westfield Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, Westfield Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2008 of $8.2 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. In the past, Westfield Bank has received dividends on its Federal Home Loan Bank stock. The average dividend yield for fiscal 2008 and 2007 was 3.4% and 5.8%, respectively. On January 28, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. That letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment. There can be no guarantee of future dividends.

Federal Reserve System. Westfield Bank is subject to provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board’s regulations currently require reserves equal to 3% on transaction account balances over $10.3 million and up to $44.4 million, plus 10% on the excess over $44.4 million. These requirements are subject to adjustment annually by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. Westfield Bank is in compliance with the foregoing reserve requirements. On October 9, 2008, the Federal Reserve Banks began paying interest on reserve balances. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve Board discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from the Federal Reserve Board.

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

•

financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

•

financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•

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

•

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•

bank regulators are directed to consider a depository institution’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Office of Foreign Asset Control. Westfield Bank and Westfield Financial are, like all United States companies and individuals, prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserts that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

Activities Restrictions Applicable to Westfield Financial. Under the Gramm-Leach-Bliley Act, Westfield Financial is prohibited from engaging in or acquiring an entity engaged in non-financial activities. As a result, Westfield Financial’s activities are restricted to:

•

furnishing or performing management services for a savings institution subsidiary of such holding company;

•

conducting an insurance agency or escrow business;

•

holding, managing, or liquidating assets owned or acquired from a savings association subsidiary of such company;

•

holding or managing properties used or occupied by a savings association subsidiary of such company;

•

acting as trustee under a deed of trust;

•

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

•

purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

•

any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act.

Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the Bank Holding Company Act include:

•

lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•

insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•

financial, investment, or economic advisory services;

•

issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•

underwriting, dealing in, or making a market in securities;

•

activities previously determined by the Federal Reserve Board to be closely related to banking;

•

activities that bank holding companies are permitted to engage in outside of the U.S.; and

•

portfolio investments made by an insurance company.

In addition, we cannot be acquired unless the acquirer is generally engaged solely in financial activities.

Restrictions on Acquisition of Control Applicable to Westfield Financial. The Home Owners’ Loan Act prohibits all savings and loan holding companies, including Westfield Financial, from acquiring, directly or indirectly:

•

control (as defined under the Home Owners’ Loan Act) of another savings association (or a holding company parent) without prior Office of Thrift Supervision approval;

•

through merger, consolidation, or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such savings association (or a holding company) without prior Office of Thrift Supervision approval; or

•

control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the Office of Thrift Supervision).

A savings and loan holding company may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association is located, except:

•

in the case of certain emergency acquisitions approved by the FDIC;

•

if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•

if the laws of the state in which the savings association to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

Federal Securities Laws. Westfield Financial’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended, and Westfield Financial is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934, as amended.

The Sarbanes-Oxley Act. As a public company, Westfield Financial is subject to the Sarbanes-Oxley Act of 2002 (the “Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

Section 402 of the Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Westfield Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

The Act also required that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their committees and the independence of their directors that serve on those committees.

Quotation on Nasdaq. Westfield Financial’s common stock is quoted on The Nasdaq Stock Market. In order to maintain such quotation, Westfield Financial is subject to certain corporate governance requirements, including:

•

a majority of its board must be composed of independent directors;

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by the Nasdaq Marketplace Rules and by the Exchange Act regulations;

•

its nominating committee and compensation committee must also be composed entirely of independent directors; and

•

each of its audit committee and nominating committee must have a publicly available written charter.

AVAILABLE INFORMATION

We maintain an Internet website at www.westfieldbank.com. The website contains information about us and our operations. Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC, on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

•

Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

•

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•

Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

Due to the ongoing economic recession, the real estate market and local economy are continuing to deteriorate which has adversely affected the value of the properties securing the loans or revenues from the borrower’s business, thereby increasing the risk of non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for our commercial real estate loans. The continued deterioration in the economy may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, if poor economic conditions continue to result in decreased demand for loans, our profits may decrease because our alternative investments may earn less income for us than loans.

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

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

Changes in the national and local economy may affect our future growth possibilities. Our current market area is principally located in Hampden County, Massachusetts. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. The continued downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. The ongoing economic recession, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds and decrease in our stock price.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have employment agreements with our Chief Executive Officer and Chief Financial Officer, and change of control agreements with several other senior executive officers, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. Westfield Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the Office of Thrift Supervision regulates and oversees Westfield Financial. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act.

As discussed above under the caption “Regulation,” financial institutions have been the subject of significant legislative and regulatory changes and will continue to be the subject of further significant legislation or regulation in the future, none of which is within our control. These changes as well as any future change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Office of Thrift Supervision, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost and burden of compliance, over time, could significantly increase and adversely affect our ability to operate profitably.

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

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system. The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury (the “Treasury”) and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.

FDIC deposit insurance premiums have increased and may increase further in the future. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The FDIC’s reserve ratio has continued to decline due to costs associated with bank failures and FDIC-assisted transactions, and the reserve ratio is expected to continue to decline due to future bank failures and FDIC-assisted transactions.

Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009, and certain types of deposit accounts will have unlimited deposit insurance coverage through that date. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of any insured depository institutions or their qualified holding companies that did not opt out of the program issued between October 14, 2008 and June 30, 2009. Senior unsecured debt includes federal funds purchased and certificates of deposit outstanding to the credit of the bank with a maturity of 30 days or greater. These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC’s deposit insurance fund to potentially greater losses. Westfield Bank will be subject to increased deposit premium expenses in 2009 and futures years which may have an adverse impact on our results of operations.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Westfield Bank currently conducts its business through its eleven banking offices and six off-site ATMs. As of December 31, 2008, the properties and leasehold improvements owned by us had an aggregate net book value of $12.1 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:

141 Elm St. Westfield, MA	Owned	1964	N/A

Branch Offices:

206 Park St. West Springfield, MA	Owned	1957	N/A

655 Main St. Agawam, MA	Owned	1968	N/A

26 Arnold St. Westfield, MA	Owned	1976	N/A

300 Southampton Rd. Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main St. E. Longmeadow, MA	Leased	1997	2012

1500 Main St. Springfield, MA	Leased	2006	2016

1642 Northampton St. Holyoke, MA	Owned	2001	N/A

1342 Liberty St. Springfield, MA	Owned	2001	N/A

560 East Main St. Westfield, MA	Leased	2007	2046

ATMs:

337 N. Westfield St. Feeding Hills, MA	Leased	1988	2013

516 Carew St. Springfield, MA	Tenant at will	2002	N/A

1000 State St. Springfield, MA	Tenant at will	2003	N/A

788 Memorial Ave. West Springfield, MA	Leased	2006	2016

2620 Westfield St. West Springfield, MA	Leased	2006	2020

98 Southwick Rd. Westfield, MA	Leased	2006	2021

ITEM 3.

LEGAL PROCEEDINGS

Westfield Financial is not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, no legal proceedings will have a material effect on Westfield Financial’s consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective on August 21, 2007, Westfield Financial switched the listing of its common stock from the American Stock Exchange to the NASDAQ Stock Market and retained the symbol “WFD”. At December 31, 2008, there were 31,307,881 shares of common stock issued and outstanding, and there were approximately 5,197 shareholders of record.

On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company’s ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007.

The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange and NASDAQ.

	Price Per Share		Cash Dividends Declared
For the Year Ended December 31, 2008	High	Low

Fourth Quarter ended December 31, 2008	$ 10.36	$ 8.89	$ 0.30
Third Quarter ended September 30, 2008	11.30	8.76	0.05
Second Quarter ended June 30, 2008	9.86	9.05	0.20
First Quarter ended March 31, 2008	10.53	8.95	0.05

	Price Per Share		Cash Dividends Declared
For the Year Ended December 31, 2007	High	Low

Fourth Quarter ended December 31, 2007	$ 10.18	$ 9.49	$ 0.25
Third Quarter ended September 30, 2007	10.25	8.73	0.05
Second Quarter ended June 30, 2007	10.83	9.97	0.05
First Quarter ended March 31, 2007	11.02	10.16	0.05

A quarterly cash dividend of $0.05 per share was declared on January 22, April 22, July 22, and October 28, 2008 by the Board of Directors. In addition, the Board of Directors declared special cash dividends of $0.15 per share and $0.25 per share on April 22, 2008 and October 28, 2008, respectively. The continued payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. Westfield Financial cannot guarantee the payment of dividends or that, if paid, that dividends will not be reduced or eliminated in the future.

The only funds available for the payment of dividends on the capital stock of Westfield Financial will be cash and cash equivalents held by Westfield Financial, dividends paid by Westfield Bank to Westfield Financial, and borrowings. Westfield Bank will be prohibited from paying cash dividends to Westfield Financial to the extent that any such payment would reduce Westfield Bank’s capital below required capital levels or would impair the liquidation account to be established for the benefit of Westfield Bank’s eligible account holders and supplemental eligible account holders at the time of the reorganization and stock offering.

There were no sales by Westfield Financial of unregistered securities during the year ended December 31, 2008.

Performance Graph

The following graph compares Westfield Financial, Inc.’s total cumulative shareholder return by an investor who invested $100.00 on December 31, 2003 to December 31, 2008, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Westfield Financial, Inc., The Russell 2000 Index and the

NASDAQ Bank Index

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Westfield Financial, Inc.	100.00	110.16	106.29	158.82	152.10	171.81
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88

ITEM 6.

SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Westfield Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,109,056	$1,039,784	$ 996,829	$ 805,095	$ 796,903
Loans, net(1)	472,135	414,902	385,184	378,837	368,601
Securities available for sale	24,396	38,051	41,687	28,321	14,968
Securities held to maturity	79,303	104,025	77,299	73,323	71,298
Mortgage-backed securities available for sale	233,747	206,178	126,942	101,138	73,316
Mortgage-backed securities held to maturity	168,332	174,594	163,093	152,127	175,302
Deposits	588,029	602,676	627,466	623,045	612,621
Short-term borrowings	49,824	32,268	17,919	14,441	14,615
Long-term debt	173,300	105,000	55,000	45,000	45,000
Total stockholders’ equity (2)	259,919	286,532	289,408	115,842	118,051
Allowance for loan losses	8,796	5,726	5,437	5,422	5,277
Nonperforming loans	8,805	1,202	1,028	1,919	2,171

	For the Years Ended
	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$ 54,056	$ 53,584	$ 42,435	$ 37,306	$ 34,428
Interest expense	22,304	23,408	19,551	13,597	10,913
Net interest and dividend income	31,752	30,176	22,884	23,709	23,515
Provision for loan losses	3,453	400	390	465	750
Net interest and dividend income after
provision for loan losses	28,299	29,776	22,494	23,244	22,765
Total noninterest income	3,520	4,561	3,073	3,372	3,896
Total noninterest expense	23,333	21,825	19,390	18,464	17,776
Income before income taxes	8,486	12,512	6,177	8,152	8,885
Income taxes	1,795	3,812	1,523	1,933	2,562
Net income	$ 6,691	$ 8,700	$ 4,654	$ 6,219	$ 6,323

Basic earnings per share	$ 0.23	$ 0.29	$ 0.15	$ 0.20	$ 0.20
Diluted earnings per share	$ 0.23	$ 0.29	$ 0.15	$ 0.20	$ 0.20

Dividends per share paid (3)	$ 0.60	$ 0.40	$ 0.32	$ 0.27	$ 0.10

_________________________________

(1)

Loans are shown net of deferred loan costs, allowance for loan losses and unadvanced loan funds.

(2)

Stockholders’ equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

(3)

Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion.

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data(1)
Performance Ratios:
Return on average assets	0.63%	0.86%	0.56%	0.77%	0.79%
Return on average equity (2)	2.43	3.00	3.99	5.27	5.24
Average equity to average assets (2)	25.75	28.74	14.08	14.66	15.14
Equity to total assets at end of year (3)	23.44	27.56	29.03	14.39	14.83
Average interest rate spread	2.44	2.23	2.61	2.89	2.94
Net interest margin (4)	3.23	3.25	3.05	3.24	3.25
Average interest-earning assets to average interest-earning liabilities	135.36	141.05	117.37	119.22	121.47
Total noninterest expense to average assets	2.18	2.16	2.34	2.29	2.24
Efficiency ratio (5)	65.77	63.91	73.63	68.23	66.99
Dividend payout ratio	2.61	1.38	2.13	1.35	0.50
Regulatory Capital Ratios:
Total risk-based capital	42.56	50.29	29.07	14.48	14.69
Tier 1 risk-based capital	41.31	49.30	54.38	24.54	25.75
Tier 1 leverage capital	23.97	27.48	55.39	25.68	26.90
Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.83	0.29	0.26	0.50	0.58
Nonperforming assets as a percent of total assets	0.79	0.12	0.10	0.24	0.27
Allowance for loan losses as a percent of total loans	1.83	1.36	1.39	1.41	1.41
Allowance for loan losses as a percent of nonperforming assets	100	476	529	283	243
Number of:
Banking offices	11	11	10	10	10
Full-time equivalent employees	180	177	155	142	144

____________________________

(1)

Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2)

Average equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006 and therefore affected the balance of stockholders’ equity for one calendar day. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

(3)

Stockholders’ equity includes $171.7 million in capital from the net proceeds raised in the stock offering. Westfield Financial completed its second step stock offering on January 3, 2007. Consequently, the proceeds were recognized by Westfield Financial and reported in its balance sheet as of December 31, 2006. Proceeds, net of stock issuance costs, received directly by Westfield Financial or held by the underwriter for the convenience of Westfield Financial were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

(4)

Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.

(5) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale and losses on other than temporary impairment of securities and sale of premises and equipment.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 3, 2007, Westfield Financial completed its stock offering in connection with the second step conversion of Westfield Mutual Holding Company. As part of the conversion, New Westfield Financial, Inc. succeeded Westfield Financial as the stock holding company of Westfield Bank, and Westfield Mutual Holding Company was dissolved. In the stock offering, a total of 18,400,000 shares representing Westfield Mutual Holding Company’s ownership interest in Westfield Financial were sold by New Westfield Financial in a subscription offering, community offering and syndicated offering. In addition, each outstanding share of Westfield Financial as of January 3, 2007 was exchanged for 3.28138 new shares of New Westfield Financial common stock. New Westfield Financial, Inc. changed its name to Westfield Financial, Inc. effective January 3, 2007. Proceeds, net of stock issuance costs, were approximately $171.7 million.

Westfield Financial has adopted a growth-oriented strategy that has focused on increased commercial lending. Westfield Financial’s strategy also calls for increasing deposit relationships and broadening its product lines and services. Westfield Financial believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service. In connection with its overall growth strategy, Westfield Bank seeks to:

•

continue to grow its commercial and industrial and commercial real estate loan portfolio by targeting businesses in its primary market area and in northern Connecticut as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

•

focus on expanding its retail banking franchise and increase the number of households served within its market area; and

•

depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third party mortgage company which underwrites, originates and services these loans in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

You should read our financial results for the year ended December 31, 2008 in the context of this strategy.

•

Net income was $6.7 million, or $0.23 per diluted share, for the year ended December 31, 2008 compared to $8.7 million, or $0.29 per diluted share for the same period in 2007. The results for the year ended December 31, 2008 showed increases in net interest income and a lower provision for income taxes; however this was offset by an increase in the provision for loan losses and noninterest expenses and a decrease in noninterest income.

•

Westfield Bank provided $3.5 million for loan losses for the year ended December 31, 2008, compared to $400,000 for the same period in 2007. This was the result of an increase in nonperforming loans, an increase in commercial and industrial loans and commercial real estate loans, and an increase in charged-off loans. The allowance was $8.8 million, or 1.83% of total loans, at December 31, 2008 and $5.7 million, or 1.36% of total loans, at December 31, 2007.

•

Net interest income increased $1.6 million to $31.8 million for the year ended December 31, 2008, compared to $30.2 million for the same period in 2007. The net interest margin, on a tax equivalent basis, was 3.23% for the year ended December 31, 2008, compared to 3.25% for the same period in 2007. The increase in net interest income was primarily due to increases in average earning assets of $56.1 million for the year ended December 31, 2008. Also contributing to the increase in net interest income was a decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased 48 basis points to 3.02% for the year ended December 31, 2008 compared to the same period in 2007.

•

The year ended December 31, 2008 also includes a net loss of $205,000 on the sale and write-down of securities. Westfield Financial recorded write-downs of $1.3 million on securities deemed to be other than temporary impaired. This was primarily due to write-downs of $961,000 on preferred stock issued by Freddie Mac. Freddie Mac was placed into conservatorship by the United States Treasury in September 2008. Westfield Financial’s book value remaining on preferred stock issued by Freddie Mac was $39,000 at December 31, 2008. The write-downs were partially offset by net gains of $1.1 million for the year ended December 31, 2008 on the sale of other investment securities.

•

Net loans increased by $57.2 million, to $472.1 million at December 31, 2008 from $414.9 million at December 31, 2007. The increase in net loans was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $37.3 million to $153.9 million at December 31, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $33.9 million to $223.9 million at December 31, 2008 from $190.0 million at December 31, 2007.

•

Nonperforming loans increased $7.6 million to $8.8 million at December 31, 2008 compared to $1.2 million at December 31, 2007. This represented 1.83% of total loans at December 31, 2008 and 0.29% of total loans at December 31, 2007. The increase was primarily the result of a manufacturing commercial loan relationship of $5.5 million and an agricultural commercial loan relationship of $1.7 million.

General. Westfield Financial’s consolidated results of operations are comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Westfield Bank. Westfield Bank’s consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit and money market account, NOW account and savings account deposits and borrowings from the Federal Home Loan Bank of Boston. The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

Critical Accounting Policies. Westfield Financial’s accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. Given Westfield Financial’s current business strategy and asset/liability structure, the more critical policies are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and the valuation of deferred taxes. In addition to the informational disclosure in the Notes to the Consolidated Financial Statements, Westfield Financial’s policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of Westfield Financial’s Board of Directors.

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

Securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, that have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders’ equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. Westfield Financial has never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. Westfield Financial does not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

Westfield Financial’s general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in “Business of Westfield Financial and Westfield Bank – Lending Activities - Allowance for Loan Losses.” Westfield Financial’s methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for identified problems or impaired loans and a formula allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The allocation of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting Westfield Financial’s key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, the Company’s earnings and capital could be significantly and adversely affected.

Westfield Financial must make certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of the deferred tax assets and liabilities, which arise from the temporary differences between the tax basis and financial statement basis of the Company’s assets and liabilities. The carrying value of our net deferred tax asset is based on the Company’s historic taxable income for the two prior years as well as our belief that it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets. Judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors which could result in a change in the assessment of the realization of the net deferred tax asset.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to Westfield Financial’s condition and net interest and dividend income for the years ended December 31, 2008, 2007 and 2006 and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax exempt assets is adjusted to a tax equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax exempt assets.

	For the Years Ended December 31,
	2008				2007				2006
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Short-term investments(1)	$ 33,674	$ 594	1.76%		$ 53,624	$ 2,800	5.22%		$ 18,658	$ 872	4.67%
Securities(5)	521,767	26,752	5.13		491,968	24,332	4.95		372,519	16,764	4.50
Loans(2)(5)	444,492	27,280	6.14		398,281	26,993	6.78		386,039	25,586	6.63
Total interest-earning assets	999,933	54,626	5.46		943,873	54,125	5.73		777,216	43,222	5.56
Total noninterest-earning assets	68,831				65,194				50,535

Total assets	$ 1,068,764				$ 1,009,067				$ 827,751

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
NOW accounts	$ 85,558	1,205	1.41		$ 80,613	1,340	1.66		$ 73,256	908	1.24
Savings accounts	60,515	748	1.24		41,266	329	0.08		45,241	226	0.50
Money market deposit accounts	67,017	763	1.14		85,045	1,301	1.53		109,710	1,684	1.53
Time certificates of deposit	330,892	12,417	3.75		369,516	16,574	4.49		368,901	14,450	3.92
Total interest-bearing deposits	543,982	15,133			576,440	19,544			597,108	17,268
Short-term borrowings and long-tern debt	194,750	7,171	3.68		92,750	3,864	4.17		65,062	2,283	3.51
Interest-bearing liabilities	738,732	22,304	3.02		669,190	23,408	3.50		662,170	19,551	2.95
Non-interest-bearing deposits	45,009				39,387				41,134
Other noninterest-bearing liabilities	9,828				10,495				7,927
Total noninterest-bearing liabilities	54,837				49,882				49,061

Total liabilities	793,569				719,072				711,231
Total equity	275,195				289,995				116,520
Total liabilities and equity	$ 1,068,764				$ 1,009,067				$ 827,751
Less: Tax-equivalent adjustment(5)		(570)				(541)				(787)
Net interest and dividend income		$ 31,752				$ 30,176				$ 22,884
Net interest rate spread(3)			2.44				2.23				2.61
Net interest margin(4)			3.23%				3.25%				3.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.4	x			141.0	x			117.4	x

(1) Short-term investments include federal funds sold.

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

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Westfield Financial’s interest and dividend income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) interest income changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-Earning Assets
Short-term investments	$ (1,042)	$ (1,164)	$ (2,206)	$ 1,634	$ 294	$ 1,928
Investment securities(1)	1,474	946	2,420	5,375	2,193	7,568
Loans(1)	3,132	(2,845)	287	811	596	1,407
Total interest-earning assets	3,564	(3,063)	501	7,820	3,083	10,903

Interest-bearing liabilities:
NOW accounts	82	(217)	(135)	91	341	432
Savings accounts	153	266	419	(20)	123	103
Money market deposit accounts	(276)	(262)	(538)	(379)	(4)	(383)
Time certificates of deposit	(1,732)	(2,425)	(4,157)	24	2,100	2,124
Short-term borrowings and long- term debt	4,249	(942)	3,307	972	609	1,581
Total interest-bearing liabilities	2,476	(3,580)	(1,104)	688	3,169	3,857

Change in net interest and dividend income	$ 1,088	$ 517	$ 1,605	$ 7,132	$ (86)	$ 7,046

_________________

(1) Securities and loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets increased $69.3 million to $1.1 billion at December 31, 2008 from $1.0 billion at December 31, 2007. Securities and mortgage-backed securities decreased $17.0 million to $505.8 million at December 31, 2008 from $522.8 million at December 31, 2007. Investment securities decreased as funds received from securities that matured, sold, or paid down were used to originate loans. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $402.1 million at December 31, 2008, the majority of which were issued by government-sponsored enterprises such as Fannie Mae. Privately issued mortgage-backed securities comprised 9.3% of the mortgage-backed securities portfolio at December 31, 2008 and are rated investment grade by Standard & Poors.

Debt securities issued by government-sponsored enterprises decreased $41.0 million to $61.2 million at December 31, 2008 from $102.2 million at December 31, 2007. Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are rated as investment grade by Moody’s, Standard & Poor’s, or Fitch, and the majority of which are also independently insured. Municipal bonds were $36.4 million at December 31, 2008 and $33.0 million at December 31, 2007. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

Net loans increased by $57.2 million to $472.1 million at December 31, 2008 from $414.9 million at December 31, 2007. This was primarily the result of an increase in commercial and industrial loans and commercial real estate loans. Commercial and industrial loans increased $37.4 million to $153.9 million at December 31, 2008 from $116.5 million at December 31, 2007. Commercial real estate loans increased $33.9 million to $223.9 million at December 31, 2008 from $190.0 million at December 31, 2007. The increases in commercial and industrial and commercial real estate loans were due to increased loan originations in the Bank’s market area.

Residential real estate loans decreased $9.7 million to $98.4 million at December 31, 2008 from $108.1 million at December 31, 2007. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans.

Asset growth was funded primarily through a $68.3 million increase in long-term debt, which totaled $173.3 million at December 31, 2008. Long-term debt consists of FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more. At December 31, 2008, Westfield Bank had $115.0 million in long-term debt with the FHLB and $58.3 million in securities sold under repurchase agreements with a broker-dealer approved by the Company’s management and Board of Directors. This compares to $105.0 million in FHLB advances and no securities sold under repurchase agreements at December 31, 2007. Securities sold under repurchase agreements were executed with a weighted average interest rate of 2.62% and final maturities of $9.8 million in the year 2013 and $48.5 million in the year 2018. The securities sold under repurchase agreements are callable at the issuer’s option beginning in the years 2009 to 2012. Current interest rates permit Westfield Bank to earn a spread by borrowing funds and reinvesting in loans and securities.

Short-term borrowings increased $14.6 million to $49.8 million at December 31, 2008 from $35.2 million at December 31, 2007. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $28.5 million and $18.4 million at December 31, 2008 and 2007, respectively. Customer repurchase agreements increased $4.5 million to $21.3 million at December 31, 2008 from $16.8 million at December 31, 2007. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. At December 31, 2008, all of Westfield Bank’s customer repurchase agreements were held by commercial customers.

Total deposits decreased $14.7 million to $588.0 million at December 31, 2008 from $602.7 million at December 31, 2007. The decrease in deposits was due to a decrease in time deposit and money market accounts, partially offset by an increase in regular savings and checking accounts. Time deposits decreased $25.6 million to $327.6 million at December 31, 2008. Management placed less emphasis on gathering time deposits in favor of using other types of funding, such as securities sold under repurchase agreements. Management believes that doing so helped control funding costs.

Money market accounts decreased $16.9 million to $57.7 million at December 31, 2008. These decreases were partially offset by increases of $21.0 million in regular savings and $6.9 million in checking accounts. The increases in both regular savings and checking accounts were fueled by new products with higher interest rates than the Bank’s other comparable products.

Stockholders’ equity decreased $26.6 million to $259.9 million at December 31, 2008 from $286.5 million at December 31, 2007. This represented 23.4% of total assets as of December 31, 2008 and 27.6% of total assets as of December 31, 2007. The decrease in stockholders’ equity is the result of the repurchase of 1,058,778 shares at a cost of $10.5 million pursuant to Westfield Financial’s current stock repurchase plan, paying out regular and special dividends amounting to $17.9 million, or $0.60 per share, and a decrease in accumulated other comprehensive income of $10.0 million. This was partially offset by net income of $6.7 million for the year ended December 31, 2008 and the issuance of 433,110 shares of common stock amounting to $1.9 million in connection with stock option exercises. All of the stock options exercised during the year ended December 31, 2008 were granted in 2002.

Comparison of Operating Results for Years Ended December 31, 2008 and 2007

General. Net income for the year ended December 31, 2008 was $6.7 million, or $0.23 per diluted share, compared to $8.7 million, or $0.29 per diluted share for the same period in 2007.

Interest and Dividend Income. Total interest and dividend income increased $473,000 to $54.1 million for the year ended December 31, 2008, compared to $53.6 million for the same period in 2007.

The increase in interest income was primarily the result of a $56.1 million increase in average interest-earnings assets for the twelve months ended December 31, 2008. Average interest-earning assets were $1.0 billion for the twelve months ended December 31, 2008 compared to $943.9 million for the same period in 2007. The average yield on interest-earning assets, on a tax-equivalent basis, decreased 27 basis points to 5.46% for the twelve months ended December 31, 2008 from 5.73% for the same period in 2007.

Interest and dividends on securities increased $2.4 million to $26.3 million for the year ended December 31, 2008 compared to $23.9 million for the same period in 2007. The average balance on securities increased $29.8 million to $521.8 million at December 31, 2008 from $492.0 million at December 31, 2007. In addition, the tax-equivalent yield on securities increased from 4.95% for the year 2007 to 5.13% for the same period in 2008. The increase in interest and dividend income on securities was partially offset by a decrease in the tax-equivalent yield on and average balance of short-term investments. The tax-equivalent yield on short-term investments decreased 346 basis points to 1.76% for the year ended December 31, 2008 from 5.22% for the same period in 2007 due to the falling interest rate environment. In addition, the average balance of short-term investments decreased $20.0 million from $53.6 million for the year ended December 31, 2007 to $33.6 million for the year ended December 31, 2008.

Interest income from loans increased $287,000 to $27.3 million for the year ended December 31, 2008 from $27.0 million for the year ended December 31, 2007. The average balance of loans increased $46.2 million to $444.5 million for the year ended December 31, 2008 from $398.3 million for the year ended December 31, 2007

The increase in interest income resulting from the volume of average loan balances of $3.1 million was offset by a decrease in the yield on loans of $2.8 million for the year ended December 31, 2008. The falling interest rate environment in 2008 caused a decrease in the average yield on loans of 64 basis points to 6.14% for the year ended December 31, 2008 from 6.78% for the comparable 2007 period.

Interest Expense. Interest expense for the year ended December 31, 2008 decreased $1.1 million to $22.3 million from the comparable 2007 period. This was attributable to a decrease in the average cost of interest-bearing liabilities of 48 basis points to 3.02% for the year ended December 31, 2008 from 3.50% for the same period in 2007. In addition, the average balance of total interest-bearing liabilities increased $69.5 million to $738.7 million for the year ended December 31, 2008 from $669.2 million for the same period in 2007. The decrease in the average cost of interest-bearing liabilities was primarily due to the falling interest rate environment. Additionally, management placed less emphasis on gathering time deposits in order to take advantage of other sources of lower-cost funding, such as long-term debt and short-term borrowings, to control funding costs.

Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million to $31.8 million for the year ended December 31, 2008 as compared to $30.2 million for same period in 2007. The net interest margin, on a tax-equivalent basis, was 3.23% and 3.25% for the years ended December 31, 2008 and 2007, respectively. The change in net interest and dividend income for the year ended December 31, 2008 was primarily the result of a decrease in interest expense of $1.1 million from the comparable 2007 period resulting from a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in interest and dividend income of $473,000 resulting from an increase in the average balance of interest-earning assets of $56.1 million for the year ending December 31, 2008.

Provision for Loan Losses. The provision for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

The amount that Westfield Bank provided for the provision for loan losses during the year ended December 31, 2008 was based upon the changes that occurred in the loan portfolio during that same period as well as the weakening of the national economy. The changes in the loan portfolio, described in detail below, include an increase in commercial and industrial loans and commercial real estate loans, an increase in impaired loans and nonperforming loans, and an increase in net charged-off loans. After evaluating these factors, Westfield Bank provided $3.5 million for loan losses for the year ended December 31, 2008, compared to $400,000 for the same period in 2007. The allowance was $8.8 million at December 31, 2008 and $5.7 million at December 31, 2007. The allowance for loan losses was 1.83% of total loans at December 31, 2008 and 1.36% at December 31, 2007.

At December 31, 2008, commercial and industrial loans increased $37.4 million to $153.9 million compared to December 31, 2007. Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages. Commercial real estate loans increased by $33.9 million to $223.9 million at December 31, 2008.

For the year ended December 31, 2008, Westfield Bank recorded net charge-offs of $383,000 compared to net charge-offs of $111,000 for the year ended December 31, 2007. The 2008 period was comprised of charge-offs of $449,000 for the year ended December 31, 2008, partially offset by recoveries of $66,000 for the same period. The 2007 period was comprised of charge-offs of $317,000 for the year ended December 31, 2007, partially offset by recoveries of $206,000 for the same period.

Nonperforming loans increased $7.6 million to $8.8 million at December 31, 2008 from $1.2 million at December 31, 2007. This represented 1.83% of total loans at December 31, 2008 and 0.29% of total loans at December 31, 2007. The increase was primarily the result of a manufacturing commercial loan relationship of $5.5 million and an agricultural commercial loan relationship of $1.7 million.

The manufacturing commercial loan relationship is secured by real estate and other business assets. Additionally, all debt is cross-collateralized, defaulted, and guaranteed with the exception of the SBA guaranteed notes. During the twelve months ended December 31, 2008, a valuation allowance of $2.1 million was allocated on the relationship of $5.5 million based on the estimated fair value of the underlying collateral.

The agricultural commercial loan relationship is primarily secured by real estate. Management does not anticipate incurring significant losses on this relationship. During the twelve months ended December 31, 2008, a valuation allowance of $138,000 was allocated on the loan relationship of $1.7 million based on the estimated fair value of the underlying collateral.

Nonperforming residential real estate loans increased $149,000 to $1.1 million at December 31, 2008 from $995,000 at December 31, 2007. The majority of nonperforming residential real estate loans are collateralized by first liens.

Impaired loans increased $5.4 million to $5.6 million at December 31, 2008 primarily as a result of the two commercial loan relationships consisting of an agricultural commercial loan relationship of $1.7 million and a manufacturing commercial loan relationship of $5.5 million, as discussed above. The manufacturing commercial loan relationship is secured by real estate and other business assets. Additionally, all debt is cross-collateralized, defaulted, and guaranteed with the exception of the SBA guaranteed notes. Management estimates a $1.9 million loss on this relationship. During the twelve months ended December 31, 2008, a valuation allowance of $138,000 was allocated on the loan relationship of $1.7 million and a valuation allowance of $1.9 million was allocated on the loan relationship of $5.5 million based on the estimated fair value of the underlying collateral.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income. Noninterest income decreased $1.1 million to $3.5 million for the year ended December 31, 2008 compared to $4.6 million for the same period in 2007. The 2007 results include a pre-tax gain of $546,000 on the sale of a piece of vacant land in Feeding Hills, Massachusetts. The results for the 2007 year also include a pre-tax gain of $315,000 resulting from the curtailment of a defined benefit plan, specifically pertaining to providing a life insurance benefit to employees who retire from Westfield Bank.

The year ended December 31, 2008 included a net loss of $205,000 on the sale and write-down of securities. Westfield Financial recorded write-downs of $1.3 million on securities deemed to be other than temporarily impaired. This was primarily due to write-downs on preferred stock issued by Freddie Mac of $961,000. Freddie Mac was placed into conservatorship by the United States Treasury in September 2008. Westfield Financial’s book value remaining on preferred stock issued by Freddie Mac was $39,000 at December 31, 2008. The write-downs were partially offset by net gains of $1.1 million for the year ended December 31, 2008 on the sale of other investment securities. For the year ended December 31, 2007, Westfield Financial reported net gains of $41,000 on sales of securities.

Income from bank-owned life insurance increased $98,000 to $1.4 million for the year ended December 31, 2008 compared to the same period in 2007. This was primarily the result of a $2.8 million increase in the average balance of bank-owned life insurance in 2008 compared to 2007.

Noninterest Expense. Noninterest expense for the twelve months ended December 31, 2008 was $23.3 million compared to $21.8 million for the same period in 2007. This increase was primarily due to an increase of $921,000 in salaries and benefits to $14.7 million for the year ended December 31, 2008. Expenses related to share-based compensation increased $702,000 for the year ended December 31, 2008 as a result of new grants of restricted stock and stock options awarded in the third quarter of 2007. In addition, expenses related to employee health insurance increased $150,000 due to normal increases in this area.

Data processing expense increased $270,000 to $1.7 million for the year ended December 31, 2008 compared to $1.4 million for the same period in 2007. This was the result of new software licensing agreements and new technology related to branch deposit imaging.

Professional services expense increased $225,000 to $1.6 million for the year ended December 31, 2008 compared to $1.4 million for the same period in 2007. This was primarily the result of expenses related to fees paid to consultants for work performed reviewing internal Bank procedures in order to improve efficiencies.

Income Taxes. The provision for income taxes decreased $2.0 million to $1.8 million for the year ended December 31, 2008. The decrease in the provision for income tax was primarily due to lower income before taxes. The effective tax rate was 21.2% for the year ended December 31, 2008 and 30.5% for the same period in 2007.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets increased $43.0 million to $1.0 billion at December 31, 2007 from $996.8 million at December 31, 2006. Cash and cash equivalents decreased $116.9 million, to $37.6 million at December 31, 2007 from $154.5 million at December 31, 2006. The decrease in cash and cash equivalents was the result of management investing the proceeds of Westfield Financial’s second step stock offering, which was completed on January 3, 2007, in investment securities and loans.

Securities and mortgage-backed securities increased $113.8 million to $522.8 million at December 31, 2007 from $409.0 million at December 31, 2006. Investment securities increased as management invested the proceeds of Westfield Financial’s second step stock offering, which was completed on January 3, 2007. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $380.8 million at December 31, 2007, the majority of which were issued by government-sponsored enterprises such as Fannie Mae. Privately issued mortgage-backed securities comprised 11.9% of the mortgage-backed securities portfolio at December 31, 2007, are rated AAA by Standard & Poors, and contain no sub-prime collateral.

Debt securities issued by government-sponsored enterprises increased by $20.4 million to $102.2 million at December 31, 2007 from $81.8 million at December 31, 2006. Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Boston. Westfield Financial also invests in municipal bonds issued by cities and towns in Massachusetts and are AAA rated by Moody’s, Standard & Poor’s, or Fitch, and the majority of which are also independently insured. Municipal bonds were $33.0 million at December 31, 2007 and $30.2 million at December 31, 2006. In addition, Westfield Financial has investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

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

Asset growth was funded primarily through a $68.4 million increase in Federal Home Loan Bank borrowings and debt, which totaled $123.4 million at December 31, 2007. Customer repurchase agreements decreased $1.1 million to $16.8 million at December 31, 2007 from $17.9 million at December 31, 2006. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. At December 31, 2007, all of Westfield Bank’s customer repurchase agreements were held by commercial customers.

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

Money market accounts decreased $19.8 million to $74.6 million at December 31, 2007. These decreases were partially offset by increases of $11.0 million in regular savings and $4.9 million in checking accounts. The increases in both regular savings and checking accounts were fueled by new products with higher interest rates than Westfield Bank’s other comparable products.

Stockholders’ equity decreased $2.9 million to $286.5 million at December 31, 2007 from $289.4 million at December 31, 2006. This represented 27.6% of total assets as of December 31, 2007 and 29.0% of total assets as of December 31, 2006. The change is primarily comprised of paying out regular and special dividends amounting to $0.40 per share in 2007 for a total of $12.1 million, partially offset by net income of $8.7 million for the year ended December 31, 2007.

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

The increase in interest income was primarily the result of a $166.7 million increase in average earnings assets as a result of funds raised in Westfield Financial’s second step stock offering, which was completed on January 3, 2007. Average earning assets were $943.9 million for the year ended December 31, 2007 compared to $777.2 million for the same period in 2006. The average yield on earning assets, on a tax equivalent basis, increased 17 basis points to 5.73% for the twelve months ended December 31, 2007 from 5.56% for the same period in 2006.

Interest and dividends on securities was $23.9 million for the year ended December 31, 2007 and $16.1 million for the same period in 2006. The average balance on securities increased $119.5 million to $492.0 million at December 31, 2007 from $372.5 million at December 31, 2006. In addition, the tax equivalent yield on securities increased to 4.95% for the year 2007 from 4.50% for the year 2006. The increase in interest and dividend income was primarily the result of the reinvestment of the proceeds of Westfield Financial’s second step stock offering, which was completed on January 3, 2007. In addition, as lower yielding investments purchased in a higher rate environment matured, were called or paid down in 2007, the funds were reinvested at higher rates.

Interest income from commercial and industrial loans and commercial real estate loans increased $1.2 million for the year ended December 31, 2007 from the year ended December 31, 2006. In accordance with Westfield Bank’s strategic plan, the average balance of commercial and industrial loans and commercial real estate loans increased $13.7 million to $282.9 million for the year ended December 31, 2007, compared to $269.2 million for the same period in 2006.

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

Net Interest and Dividend Income. Net interest and dividend income increased $7.3 million to $30.2 million for the year ended December 31, 2007 as compared to $22.9 million for same period in 2006. The net interest margin, on a tax equivalent basis, was 3.25% and 3.05% for the years ended December 31, 2007 and 2006, respectively. The increase in net interest margin was primarily the result of the reinvestment of the proceeds of Westfield Financial’s second step stock offering, which was completed on January 3, 2007.

Provision for Loan Losses. The provision for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

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

Noninterest Income. Noninterest income increased $1.5 million to $4.6 million for the year ended December 31, 2007 compared to $3.1 million for the same period in 2006. The 2007 results include a pre-tax gain of $546,000 on the sale of a piece of vacant land in Feeding Hills, Massachusetts. The results for the 2007 year also include a pre-tax gain of $315,000 resulting from the curtailment of a defined benefit plan, specifically pertaining to providing a life insurance benefit to employees who retire from Westfield Bank. The results for the year ended December 31, 2006 included a pre-tax loss of $378,000 on the sale of premises, which was the result of the sale of a building that previously housed Westfield Bank’s branch in downtown Springfield, Massachusetts.

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

Noninterest Expense. Noninterest expense for the year ended December 31, 2007 was $21.8 million compared to $19.4 million for the same period in 2006. This increase was primarily due to an increase of $1.8 million in salaries and benefits to $13.7 million for the year ended December 31, 2007. Salaries expense increased $1.2 million as a result of hiring new employees and normal increases in the employee salaries. A portion of the new hiring was associated with a new Westfield Bank branch which opened for business during the second quarter of 2007. Expenses related to share-based compensation increased $848,000 for the year ended December 31, 2007 as a result of new grants of restricted stock and stock options in the third quarter of 2007, along with expenses related to Westfield Financial’s tax-qualified employee stock ownership plan.

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

Liquidity and Capital Resources

The term “liquidity” refers to Westfield Financial’s ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Westfield Financial’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Westfield Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Outstanding borrowings from the Federal Home Loan Bank were $143.5 million at December 31, 2008 and $123.4 million at December 31, 2007. At December 31, 2008, Westfield Bank had $188.7 million in available borrowing capacity with the Federal Home Loan Bank. Westfield Bank has the ability to increase its borrowing capacity with the Federal Home Loan Bank by pledging investment securities or loans. In addition, Westfield Bank may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow Westfield Bank to borrow money using its securities as collateral.

Westfield Bank also has outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is also obligated under agreements with the Federal Home Loan Bank to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2008 follows:

	Within 1 Year	After 1 Year but Within 3 Years	After 3 Years but Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$ 524	$ 1,014	$ 809	$ 10,667	$ 13,014

Borrowings and Debt
Federal Home Loan Bank	73,550	45,000	20,000	5,000	143,550
Securities sold under agreements to repurchase	-	-	-	58,300	58,300
Total borrowings and debt	73,550	45,000	20,000	63,300	201,850

Credit Commitments
Available lines of credit	54,319	-	-	14,903	69,222
Other loan commitments	17,905	-	-	-	17,905
Letters of credit	5,703	-	-	243	5,946
Total credit commitments	77,927	-	-	15,146	93,073

Total	$ 152,001	$ 46,014	$ 20,809	$ 89,113	$ 307,937

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Westfield Financial’s primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2008, Westfield Bank originated loans of approximately $141.2 million, and during the comparable period of 2007, Westfield Bank originated loans of approximately $128.6 million. Under Westfield Bank’s residential real estate loan program, Westfield Bank refers its residential real estate borrowers to a third party mortgage company and substantially all of Westfield Bank’s residential real estate loans are underwritten, originated and serviced by a third party mortgage company. Purchases of securities totaled $223.0 million for the year ended December 31, 2008 and $230.7 million for the year ended December 31, 2007. At December 31, 2008, Westfield Bank had loan commitments to borrowers of approximately $ 12.6 million, and available home equity and unadvanced lines of credit of approximately $80.5 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits decreased $14.7 million and $24.8 million during the years ended December 31, 2008 and 2007, respectively. Time deposit accounts scheduled to mature within one year were $245.9 million at December 31, 2008. Based on Westfield Bank’s deposit retention experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. Westfield Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.

At December 31, 2008, Westfield Bank exceeded each of the applicable regulatory capital requirements. Westfield Bank’s tier 1 leverage capital was $219.7 million, or 20.51% to adjusted total assets. Westfield Bank’s tier 1 capital to risk weighted assets was $219.7 million or 34.52%. Westfield Bank had total capital to risk weighted assets of $226.3 million or 35.55%.

Westfield Financial does not anticipate any material capital expenditures during calendar year 2009, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Westfield Financial does not have any off-balance sheet arrangements, other than noted above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Management of Market Risk

As a financial institution, Westfield Financial’s primary market risk is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure. Fluctuations in interest rates will affect both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets.

The primary goal of Westfield Financial’s interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down and control variations in the market value of assets, liabilities and net worth as interest rates vary. Westfield Financial seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, net interest income will remain within an acceptable range.

To achieve the objectives of managing interest rate risk, Westfield Bank’s Asset and Liability Management Committee meets monthly to discuss and monitor the market interest rate environment relative to interest rates that are offered on its products. The Asset and Liability Management Committee presents periodic reports to the Board of Directors of Westfield Bank and Westfield Financial, Inc. at their regular meetings.

In recent years, Westfield Bank’s lending activities have emphasized commercial real estate and commercial and industrial loans. Commercial real estate loans have grown $33.9 million or 17.8% since December 31, 2007. Commercial and industrial loans have grown $37.3 million or 32.1% since December 31, 2007. Management believes that Westfield Bank’s increased emphasis on commercial lending has allowed it to diversify its loan portfolio while continuing to meet the needs of the businesses and individuals that it serves.

Westfield Bank’s primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and NOW accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•

maintaining the diversity of Westfield Bank’s existing loan portfolio through the origination of commercial loans and commercial real estate loans which typically have variable rates and shorter terms than residential mortgages; and

•

emphasizing investments with an expected average duration of five years or less.

In addition, emphasis on commercial loans has reduced the average maturity of Westfield Bank’s loan portfolio. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. Westfield Financial monitors interest rate sensitivity so that it can adjust its asset and liability mix in a timely manner and minimize the negative effects of changing rates.

Each of Westfield Bank’s sources of liquidity is vulnerable to various uncertainties beyond the control of Westfield Bank. Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. Westfield Bank’s financial condition is affected by its ability to borrow at attractive rates, retain deposits at market rates and other market conditions. Management considers Westfield Bank’s sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

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

The tables below set forth as of December 31, 2008 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Year Ending December 31, 2009
(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
300	35,127	3.5%
200	34,613	2.0%
100	34,058	0.4%
0	33,925	0.0%
-100	33,669	-0.8%
-200	33,217	-2.1%
-300	32,868	-3.1%

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Westfield Financial adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. This Statement did not have a material impact on the consolidated financial statements at December 31, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, which the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement was adopted by Westfield Financial on January 1, 2008 and did not have a material impact on the consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which requires an entity to recognize, as an increase to additional paid-in capital, the income taxes benefits related to dividends that are charged to retained earnings for unvested equity shares or options. This EITF was adopted on January 1, 2008 and did not have a material impact on the consolidated financial statements of Westfield Financial.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after December 15, 2008. Earlier application is not permitted.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is on January 1, 2009 and did not have a material impact on the consolidated financial statements of Westfield Financial.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for on January 1, 2009 and did not have a material impact on the consolidated financial statements of Westfield Financial.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This staff position requires disclosure of information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements. Also, an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets. In addition, it requires a nonpublic entity that sponsors one or more defined benefit pension or postretirement plans to disclose the net periodic benefit cost recognized for each annual period for which an annual statement of income is presented. The disclosures about plan assets are required for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the consolidated financial statements of Westfield Financial. The requirement to disclose the net periodic benefit cost is effective as of December 31, 2008. This disclosure has been provided in these consolidated financial statements and did not have a material impact on the consolidated financial statements as of December 31, 2008. Upon initial adoption of FSP 132(R)-1, disclosures are not required for earlier periods that are presented for comparative purposes.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. This Statement did not have a material impact on the consolidated financial statements of Westfield Financial at December 31, 2008.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and accompanying Notes of Westfield Financial have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Westfield Financial’s operations. Unlike industrial companies, Westfield Financial’s assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk,” for a discussion of quantitative and qualitative disclosures about market risk.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Westfield Financial may be found on pages F-1 through F-44 of this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including Westfield Financial’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of Westfield Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Westfield Financial’s Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial’s management including the Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely discussion regarding required disclosure.

There have been no changes in Westfield Financial’s internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Westfield Financial’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

•

The management of Westfield Financial is responsible for establishing and maintaining adequate internal control over financial reporting. Westfield Financial’s internal control system is a process designed to provide reasonable assurance to Westfield Financial’s management and board of directors regarding the preparation and fair presentation of published financial statements.

•

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Westfield Financial’s; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Westfield Financial’s assets that could have a material effect on our financial statements.

•

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

•

Westfield Financial, Inc.’s management assessed the effectiveness of Westfield Financial’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, Westfield Financial’s internal control over financial reporting is effective based on those criteria.

•

Westfield Financial Inc.’s Independent Registered Public Accounting Firm has issued an audit report on the effective operation of Westfield Financial’s internal control over financial reporting as of December 31, 2008. This report appears on pages F-45 and F-46.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information included in the Proxy Statement is incorporated herein by reference: “Information About Our Board of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.

EXECUTIVE COMPENSATION

The following information included in the Proxy Statement is incorporated herein by reference: “Transactions with Related Persons – Compensation Committee Interlocks,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive and Director Compensation Tables.”

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information included in the Proxy Statement is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information included in the Proxy Statement is incorporated herein by reference: “Transactions with Certain Related Persons” and “Board of Directors Independence.”

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information included in the Proxy Statement is incorporated herein by reference: “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Financial Statements

Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

b.

Exhibits

2.1	Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank. (1)
3.1	Articles of Organization of Westfield Financial, Inc. (2)
3.2	Bylaws of Westfield Financial, Inc. (2)
4.1	Form of Stock Certificate of Westfield Financial, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (3)
10.2	Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc. (4)
10.3	Form of Director’s Deferred Compensation Plan. (5)
10.4	The 401(k) Plan adopted by Westfield Bank. (6)
10.5	Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (7)
10.6	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams. (5)
10.7	Amended and Restated Employment Agreement between Donald A. Williams and Westfield Bank. (7)
10.8	Amended and Restated Employment Agreement between Michael J. Janosco, Jr. and Westfield Bank. (7)
10.9	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank. (8)
10.10	Amended and Restated Employment Agreement between Donald A. Williams and Westfield Financial, Inc. (7)
10.11	Amended and Restated Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc. (7)

10.12	Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (8)
10.13	Form of Amended and Restated Change in Control Agreement by and among certain officers, Westfield Financial, Inc. and Westfield Bank. (7)
10.14	Agreement between Westfield Bank and Village Mortgage Company. (1)
10.15	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (8)
10.16	Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc. (8)
10.17	Employment Agreement between Gerald P. Ciejka and Westfield Bank (8)
10.18	Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (8)
10.19	Employment Agreement between Allen J. Miles, III and Westfield Bank (8)
10.20	Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (8)
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

________________________________

 *

Filed herewith.

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

(8)

Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

WESTFIELD FINANCIAL, INC.

By:	/s/ James C. Hagan
James C. Hagan Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ James C. Hagan	Chief Executive Officer and President	March 13, 2009
James C. Hagan	(Principal Executive Officer)

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer	March 13, 2009
Leo R. Sagan, Jr.	(Principal Accounting Officer)

/s/ Donald A. Williams	Chairman of the Board	March 13, 2009
Donald A. Williams

/s/ Victor J. Carra	Director	March 13, 2009
Victor J. Carra

/s/ David C. Colton, Jr.	Director	March 13, 2009
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.	Director	March 13, 2009
Robert T. Crowley, Jr.

/s/ Harry C. Lane	Director	March 13, 2009
Harry C. Lane

/s/ Mary C. O’Neil	Director	March 13, 2009
Mary C. O’Neil

/s/ Richard C. Placek	Director	March 13, 2009
Richard C. Placek

/s/ Paul R. Pohl	Director	March 13, 2009
Paul R. Pohl

/s/ Charles E. Sullivan	Director	March 13, 2009
Charles E. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Westfield Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of Westfield Financial, Inc.’s internal control over financial reporting.

WOLF & COMPANY, P.C.

Boston, Massachusetts

March 10, 2009

WESTFIELD FINANCIAL INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$ 11,525	$ 16,603
Federal funds sold	42,338	21,017
Interest-bearing deposits and other short-term Investments	2,670	3
Cash and cash equivalents	56,533	37,623

SECURITIES :
Available for sale - at estimated fair value	24,396	38,051

Held to maturity - at amortized cost (estimated fair value of $82,491 at December 31, 2008, and $105,829 at December 31, 2007)	79,303	104,025

MORTGAGE-BACKED SECURITIES:
Available for sale - at estimated fair value	233,747	206,178

Held to maturity - at amortized cost (estimated fair value of $168,716 at December 31, 2008, and $174,550 at December 31, 2007)	168,332	174,594

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	8,456	7,510

LOANS - Net of allowance for loan losses of $8,796 at December 31, 2008 and $5,726 at December 31, 2007	472,135	414,902

PREMISES AND EQUIPMENT, Net	12,066	12,712

ACCRUED INTEREST RECEIVABLE	5,261	5,761

BANK-OWNED LIFE INSURANCE	36,100	32,398

DEFERRED TAX ASSET, Net	10,521	3,776

OTHER ASSETS	2,206	2,254
TOTAL ASSETS	$ 1,109,056	$ 1,039,784

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
DEPOSITS
Noninterest-bearing	$ 50,860	$ 42,408
Interest-bearing	537,169	560,268
Total deposits	588,029	602,676

SHORT-TERM BORROWINGS	49,824	35,268

LONG-TERM DEBT	173,300	105,000

DUE TO BROKER	27,603	2,258

OTHER LIABILITIES	10,381	8,050
TOTAL LIABILITIES	849,137	753,252

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized,	-	-
None outstanding at December 31, 2008 and December 31, 2007
Common stock - $.01 par value, 75,000,000 shares authorized, 31,307,881 shares issued and outstanding at December 31, 2008; 31,933,549 shares issued and outstanding at December 31, 2007	313	319
Additional paid-in capital	204,866	209,497
Unearned compensation - ESOP	(10,913)	(11,542)
Unearned compensation - Equity Incentive Plan	(4,337)	(5,493)
Retained earnings	78,898	92,702
Accumulated other comprehensive (loss) income	(8,908)	1,049
Total stockholders' equity	259,919	286,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,109,056	$ 1,039,784

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$ 24,362	$ 21,983	$ 14,396
Residential and commercial real estate loans	18,783	18,193	17,551
Commercial and industrial loans	8,032	8,301	7,475
Debt securities, tax-exempt	1,389	1,303	1,230
Equity securities	574	643	501
Consumer loans	322	361	410
Federal funds sold	591	2,700	770
Interest-bearing deposits and other short-term investments	3	100	102
Total interest and dividend income	54,056	53,584	42,435

INTEREST EXPENSE:
Deposits	15,133	19,544	17,268
Short-term borrowings	880	728	627
Long-term debt	6,291	3,136	1,656
Total interest expense	22,304	23,408	19,551

Net interest and dividend income	31,752	30,176	22,884

PROVISION FOR LOAN LOSSES	3,453	400	390

Net interest and dividend income after provision for loan losses	28,299	29,776	22,494

NONINTEREST INCOME:
Income from bank-owned life insurance	1,357	1,259	800
Service charges and fees	2,368	2,400	2,651
Gain (loss) on sales of premises and equipment, net	-	546	(378)
Gain on sales of securities, net	1,078	41	-
Other than temporary impairment of securities	(1,283)	-	-
Curtailment of defined benefit life insurance plan	-	315	-
Total noninterest income	3,520	4,561	3,073

NONINTEREST EXPENSE:
Salaries and employees benefits	14,660	13,739	11,985
Occupancy	2,448	2,368	2,060
Professional fees	1,625	1,400	1,081
Data processing	1,717	1,447	1,446
Stationery, supplies and postage	484	498	510
Other	2,399	2,373	2,308
Total noninterest expense	23,333	21,825	19,390

INCOME BEFORE INCOME TAXES	8,486	12,512	6,177

INCOME TAXES	1,795	3,812	1,523

NET INCOME	$ 6,691	$ 8,700	$ 4,654

EARNINGS PER COMMON SHARE:
Basic earnings per share	$ 0.23	$ 0.29	$ 0.15

Weighted average shares outstanding	29,302,296	29,896,686	30,656,584

Diluted earnings per share	$ 0.23	$ 0.29	$ 0.15

Weighted average diluted shares outstanding	29,710,063	30,397,691	31,199,823

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

					Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP
	Shares	Par Value
BALANCE, DECEMBER 31, 2005	9,754,757	$ 98	$ 30,120	$ (5,127)	$ (861)	$ 92,789	$ (1,177)	$ 115,842
Comprehensive income:
Net income	-	-	-	-	-	4,654	-	4,654
Net unrealized gains on securities available for sale arising during the year, net of tax effects	-	-	-	-	-	-	374	374
Comprehensive income								5,028
Net proceeds from sale of common stock		177	171,535	-	-	-	-	171,712
Common stock held by ESOP committed to be released (60,729 shares)	-	-	229	292	-	-	-	521
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	-	-	-	-	77	77
Share-based compensation - stock options	-	-	317	-	-	-	-	317
Share-based compensation - equity incentive plan	-	-	-	-	456	-	-	456
Excess tax benefits from equity incentive plan	-	-	260	-	-	-	-	260
Common stock repurchased	(65,000)	(1)	(1,582)	-	-	-	-	(1,583)
Issuance of common stock in connection with stock option exercises	39,155	-	857	-	-	(294)	-	563
Cash dividends declared ($0.32 per share)	-	-	-	-	-	(3,785)	-	(3,785)
BALANCE, DECEMBER 31, 2006	9,728,912	274	201,736	(4,835)	(405)	93,364	(726)	289,408
Comprehensive income:
Net income	-	-	-	-	-	8,700	-	8,700
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	1,298	1,298
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	477	477
Comprehensive income								10,475
Exchange of common stock pursuant to reorganization (9,728,912 shares exchanged at a 3.28138 ratio for 31,923,903 shares)	21,458,993	38	(358)	-	-	-	-	(320)
Capital contribution pursuant to dissolution of Mutual Holding Company	-	-	-	-	-	2,713	-	2,713
Common stock held by ESOP committed to be released (96,182 shares)	-	-	320	653	-	-	-	973
Share-based compensation - stock options	-	-	418	-	-	-	-	418
Share-based compensation - equity incentive plan	-	-	-	-	751	-	-	751
Establishment of equity incentive plan - restricted stock	-	-	5,839	-	(5,839)	-	-	-
Excess tax benefits from equity incentive plan	-	-	222	-	-	-	-	222
Purchase of ESOP Shares	736,000	7	7,353	(7,360)	-	-	-	-
Purchase of common stock in connection equity incentive plan	-	-	(6,075)	-	-	-	-	(6,075)
Issuance of common stock in connection with stock option exercises	9,644	-	42	-	-	-	-	42
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(12,075)	-	(12,075)
BALANCE, DECEMBER 31, 2007	31,933,549	319	209,497	(11,542)	(5,493)	92,702	1,049	286,532
Comprehensive loss:
Net income	-	-	-	-	-	6,691	-	6,691
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	(7,376)	(7,376)
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	(2,581)	(2,581)
Comprehensive loss								(3,266)
Common stock held by ESOP committed to be released (93,947 shares)	-	-	291	629	-	-	-	920
Share-based compensation - stock options	-	-	770	-	-	-	-	770
Share-based compensation - equity incentive plan	-	-	-	-	1,156	-	-	1,156
Excess tax shortfalls from equity incentive plan	-	-	(11)	-	-	-	-	(11)
Common stock repurchased	(1,058,778)	(10)	(10,473)	-	-	-	-	(10,483)
Issuance of common stock in connection with stock option exercises	433,110	4	4,447	-	-	(2,550)	-	1,901
Excess tax benefits in connection with stock option exercises	-	-	345	-	-	-	-	345
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(17,945)	-	(17,945)
BALANCE, DECEMBER 31, 2008	31,307,881	$ 313	$ 204,866	$ (10,913)	$ (4,337)	$ 78,898	$ (8,908)	$ 259,919

See the accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net Income	$ 6,691	$ 8,700	$ 4,654
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	3,453	400	390
Depreciation and amortization of premises and equipment	1,182	1,096	1,030
Net amortization of premiums and discounts on securities, mortgage-
backed securities and mortgage loans	178	321	657
Share-based compensation expense	1,926	1,169	773
Amortization of ESOP expense	920	973	521
Excess tax shortfalls (benefits) from equity incentive plan	11	(222)	(260)
Excess tax benefits in connection with stock option exercises	(345)	-	-
Net gains on sales of securities	(1,078)	(41)	-
Other than temporary impairment of securities	1,283	-	-
(Gain) loss on sale of premises and equipment, net	-	(546)	378
Deferred income tax benefit	(1,098)	(184)	(256)
Income from bank-owned life insurance	(1,357)	(1,259)	(800)
Changes in assets and liabilities:
Accrued interest receivable	526	(1,259)	(649)
Other assets	48	376	(436)
Other liabilities	(1,245)	1,236	530
Net cash provided by operating activities	11,095	10,760	6,532
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,290)	(41,738)	(17,097)
Proceeds from calls, maturities, and principal collections	27,010	15,000	13,000
Securities, available for sale:
Purchases	(22,346)	(26,281)	(21,295)
Proceeds from sales	20,304	15,147	5,000
Proceeds from calls, maturities, and principal collections	14,992	15,023	3,000
Mortgage-backed securities, held to maturity:
Purchases	(31,089)	(49,078)	(48,727)
Principal collections	34,917	39,560	37,368
Mortgage-backed securities, available for sale:
Purchases	(141,929)	(111,304)	(51,720)
Proceeds from sales	88,891	272	-
Principal collections	41,888	33,634	26,307
Purchase of residential mortgages	(1,648)	(1,759)	(11,845)
Net other (increase) decrease in loans	(59,074)	(28,388)	5,080
Purchase of Federal Home Loan Bank of Boston stock	(946)	(3,481)	(9)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	-	217	-
Purchases of premises and equipment	(536)	(1,935)	(2,618)
Proceeds from sale of premises and equipment	-	920	10
Purchase of bank-owned life insurance	(2,345)	(10,520)	-
Net cash used in investing activities	(34,201)	(154,711)	(63,546)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(14,647)	(24,790)	4,421
Net change in short-term borrowings	14,556	7,349	13,478
Repayment of long-term debt	(20,000)	(20,000)	(10,000)
Proceeds from long-term debt	88,300	80,000	10,000
Cash dividends paid	(17,945)	(12,075)	(3,785)
Net proceeds from sale of common stock	-	-	171,712
Exchange of common stock pursuant to reorganization	-	(320)	-
Capital contribution pursuant to dissolution of MHC	-	2,713	-
Common stock repurchased	(10,483)	-	(1,583)
Issuance of common stock in connection with stock option exercises	1,901	42	563
Excess tax (shortfalls) benefits in connection with equity incentive plan	(11)	222	260
Excess tax benefits in connection with stock option exercises	345	-	-
Purchase of common stock in connection with equity incentive plan	-	(6,075)	-
Net cash provided by financing activities	42,016	27,066	185,066
NET CHANGE IN CASH AND CASH EQUIVALENTS:	18,910	(116,885)	128,052
Beginning of period	37,623	154,508	26,456
End of period	$ 56,533	$ 37,623	$ 154,508
Supplemental cash flow information:
Net cash due to broker for purchase of mortgage-backed securities,
available for sale	$ (27,603)	$ -	$ -

See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (the “Company” or “Westfield Financial”) was organized as a Massachusetts-chartered stock holding company in November 2001 in connection with the reorganization of Westfield Mutual Holding Company, a federally-chartered mutual holding company. As part of the reorganization, Westfield Financial offered for sale 47% of its common stock. The remaining 53% of Westfield Financial's shares were issued to Westfield Mutual Holding Company. The reorganization and related stock offering were completed on December 27, 2001.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation and WFD Securities Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and other than temporary impairment of investment securities, and the valuation of deferred tax assets.

Cash and Cash Equivalents - Westfield Financial defines cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.  Cash and due from banks at December 31, 2008 and 2007 includes partially restricted cash of $386,000, and $351,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

Securities and Mortgage-Backed Securities – Debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost.  Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income.  Westfield Financial does not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in noninterest income.  The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

Other than Temporary Impairment of Securities - On a quarterly basis, Westfield Financial reviews investment securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other than temporary.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Westfield Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock - Westfield Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  Westfield Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2008, no impairment has been recognized.

Loans - Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible.  Westfield Financial’s general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired.  Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest.  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged to expense.  Loans are charged off against the allowance when management believes that the collectability of the principal is unlikely.  Recoveries of amounts previously charged-off are credited to the allowance.

Westfield Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Westfield Bank’s methodology for assessing the appropriateness of the allowance consists of two key components, which are a specific allowance for impaired loans and a formula allowance for the remainder of the portfolio. The appropriateness of the formula allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

The specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan –Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, Westfield Financial expects to collect all amounts due including interest accrued at the contractual rate during the period of delay.  Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.  If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent.  Measurement of impairment does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment such as Westfield Financials’s portfolios of consumer and residential real estate loans.

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

Bank-Owned Life Insurance – Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

Transfers and Servicing of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Westfield Financial, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Westfield Financial does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment – Land is carried at cost.  Buildings and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the expected lease term, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.  The estimated useful lives of the assets are as follows:

Years

Buildings	39
Leasehold Improvements	5-20
Furniture and Equipment	3-7

The cost of maintenance and repairs is charged to expense when incurred.  Major expenditures for betterments are capitalized and depreciated.

Other Real Estate Owned - Other real estate owned represents property acquired through foreclosure or deeded to Westfield Financial in lieu of foreclosure.  Other real estate owned is recorded at the lower of the carrying value of the related loan, or the estimated fair value of the real estate acquired, net of estimated selling costs.  Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to other real estate owned.  Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value.  Operating costs associated with other real estate owned are expensed as incurred.  There was no other real estate owned at December 31, 2008 and 2007, respectively.

Retirement Plans and Employee Benefits - Westfield Financial provides a defined benefit pension plan for eligible employees through membership in the Savings Banks Employees Retirement Association (“SBERA”).  Westfield Financial’s policy is to fund pension costs as accrued. Employees are also eligible to participate in a 401(k) plan through the Principal Financial Group. Westfield Financial makes matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.

Westfield Financial currently offers postretirement life insurance benefits to retired employees.  Such postretirement benefits represent a form of deferred compensation which requires that the cost and obligations of such benefits are recognized in the period in which services are rendered.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit costs, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the year ended December 31, 2008.

Share-Based Compensation Plans – Westfield Financial measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide services for the award.  Westfield Financial uses a binomial option-pricing model to determine the fair value of the stock options granted.

Employee Stock Ownership Plan – Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  Westfield Financial recognizes compensation expense ratably over the year based upon its estimate of the number of shares expected to be allocated by the ESOP.  Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income Taxes - Westfield Financial uses the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.

Earnings per Share – Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Westfield Financial relate solely to outstanding stock awards and options and are determined using the treasury stock method.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share for the years ended December 31, have been computed based on the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income applicable to common stock	$ 6,691	$ 8,700	$ 4,654

Average number of common shares issued	31,509	31,927	31,884
Less: Average unallocated ESOP Shares	(1,610)	(1,701)	(1,043)
Less: Average nonvested equity incentive plan shares	(597)	(329)	(184)

Average number of common shares outstanding used to caculate basic earnings per common share	29,302	29,897	30,657

Effect of dilutive unvested restricted stock awards	56	51	127
Effect of dilutive stock options	352	450	416

Average number of common shares outstanding used to caculate diluted earnings per common share	29,710	30,398	31,200

Basic earnings per share	$ 0.23	$ 0.29	$ 0.15

Diluted earnings per share	$ 0.23	$ 0.29	$ 0.15

Stock options and awards that would have an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At December 31, 2008 and 2007, 1,501,857 shares were anti-dilutive.  No shares were anti-dilutive at December 31, 2006.

Reclassifications – Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Unrealized holding (losses) gains on available for sale	$ (11,899)	$ 2,096	$ 578
securities
Reclassification adjustment for losses (gains)
realized in income	205	(41)	-
Net unrealized (losses) gains on available for sale securities	(11,694)	2,055	578
Tax effect	4,318	(757)	(204)
Net-of-tax amount	(7,376)	1,298	374

Gains and losses arising during the period pertaining
to defined benefit plans	(3,897)	734	25
Reclassification adjustment for transition asset recognized
in net periodic benefit cost pertaing to defined benefit plans	(13)	(11)	92
Net adjustments pertaining to defined benefit plans	(3,910)	723	117
Tax effect	1,329	(246)	(40)
Net-of-tax amount	(2,581)	477	77

Net other comprehensive (loss) income	$ (9,957)	$ 1,775	$ 451

The components of accumulated other comprehensive income (loss), included in stockholders’ equity are as follows:

	December 31,
	2008	2007
	(In thousands)
Net unrealized (loss) gain on securities
available for sale	$ (10,913)	$ 781
Tax effect	4,032	(286)
Net-of-tax amount	(6,881)	495

Unrecognized transition asset pertaining
to defined benefit plan	68	81
Unrecognized deferred (loss) gain pertaining
to defined benefit plan	(3,138)	759
	(3,070)	840
Tax effect	1,043	(286)
Net-of-tax amount	(2,027)	554

Net accumulated other comprehensive (loss) income	$ (8,908)	$ 1,049

An actuarial loss of $136,000 is included in accumulated other comprehensive income at December 31, 2008, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2009.  A transition asset of $11,000 is included in accumulated other comprehensive income at December 31, 2008, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, "Fair Value Measurements" (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  Westfield Financial adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements (see Note 16).

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  This Statement did not have an material impact on the consolidated financial statements at December 31, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may generally be applied instrument by instrument and is irrevocable.   This Statement was adopted by Westfield Financial on January 1, 2008 and did not have a material impact on the consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which requires an entity to recognize, as an increase to additional paid-in capital, the income taxes benefits related to dividends that are charged to retained earnings for unvested equity shares or options.  This EITF was adopted on January 1, 2008 and did not have a material impact on the consolidated financial statements of Westfield Financial.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after December 15, 2008. Earlier application is not permitted.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No.51 (“ARB No. 51”).  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective on January 1, 2009 and did not have a material impact on the consolidated financial statements of Westfield Financial.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective on January 1, 2009 and did not have a material impact on the consolidated financial statements of Westfield Financial.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This staff position requires disclosure of information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements. Also, an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets. In addition, it requires a nonpublic entity that sponsors one or more defined benefit pension or postretirement plans to disclose the net periodic benefit cost recognized for each annual period for which an annual statement of income is presented. The disclosures about plan assets are required for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the consolidated financial statements of Westfield Financial.  The requirement to disclose the net periodic benefit cost is effective as of December 31, 2008.  This disclosure has been provided in these consolidated financial statements and did not have a material impact on the consolidated financial statements as of December 31, 2008.  Upon initial adoption of FSP 132(R)-1, disclosures are not required for earlier periods that are presented for comparative purposes.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No.99-20” (“FSP 99-20-1”).  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized  Financial Assets,” to achieve more consistent determination of whether an other than temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other than temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. This Statement did not have a material impact on the consolidated financial statements of Westfield Financial at December 31, 2008.

2.

SECURITIES

Securities are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$ 44,906	$ 2,900	$ -	$ 47,806
Municipal bonds	34,397	467	179	34,685

Total held to maturity	79,303	3,367	179	82,491

Available for sale:
Government-sponsored enterprises	16,018	281	-	16,299
Municipal bonds	1,957	27	14	1,970
Equity securities	6,301	-	174	6,127

Total available for sale	24,276	308	188	24,396

Total securities	$ 103,579	$ 3,675	$ 367	$ 106,887

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$ 71,884	$ 1,444	$ 20	$ 73,308
Municipal bonds	32,141	442	62	32,521

Total held to maturity	104,025	1,886	82	105,829

Available for sale:
Government-sponsored enterprises	30,022	308	-	30,330
Municipal bonds	852	29	-	881
Equity Securities	7,364	-	524	6,840

Total available for sale	38,238	337	524	38,051

Total Securities	$ 142,263	$ 2,223	$ 606	$ 143,880

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$ 155	$ 6,677	$ 24	$ 1,585

Total held to maturity	155	6,677	24	1,585

Available for sale:
Municipal bonds	14	1,093	-	-
Equity securities	-	-	174	3,842

Total available for sale	14	1,093	174	3,842

Total	$ 169	$ 7,770	$ 198	$ 5,427

	December 31, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$ -	$ -	$ 20	$ 7,992
Municipal bonds	27	3,131	35	2,777

Total held to maturity	27	3,131	55	10,769

Available for sale:

Equity Securities	-	-	524	5,477

Total available for sale	-	-	524	5,477

Total	$ 27	$ 3,131	$ 579	$ 16,246

At December 31, 2008, eleven debt securities have gross unrealized losses with aggregate depreciation of 2.1% from Westfield Financial’s amortized cost basis which have existed for less than twelve months.  Because these losses relate to highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2008, three debt securities have gross unrealized losses with aggregate depreciation of 1.5% from Westfield Financial’s amortized cost basis which have existed for greater than twelve months.  Because these losses relate to highly rated municipal obligations, are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2008.

At December 31, 2008, two equity securities have gross unrealized losses with aggregate depreciation of 3.6% from Westfield Financial’s cost basis which have existed for greater than twelve months and are principally related to fluctuations in interest rates.  These losses relate to mutual funds which invest primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because these losses are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2008.

At December 31, 2008, one preferred equity security had a gross unrealized loss with aggregate depreciation of 80.0% from Westfield Financial’s cost basis which existed for greater than twelve months.  In 2008, Westfield Financial recorded write-downs on preferred stock issued by Freddie Mac of $961,000.  Freddie Mac was placed into conservatorship by the United States Treasury in September 2008.  Westfield Financial’s book value remaining on preferred stock issued by Freddie Mac was $39,000 at December 31, 2008.

The amortized cost and fair value of debt securities at December 31, 2008, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issues have the right to call or repay obligations.

	December 31, 2008
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Held to maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	20,930	21,332
Due after five years through ten years	44,114	46,983
Due after ten years	14,259	14,176

Total held to maturity	$ 79,303	$ 82,491

Available for sale:
Due in one year or less	$ -	$ -
Due after one year through five years	5,018	5,161
Due after five years through ten years	850	877
Due after ten years	12,107	12,231

Total available for sale	$ 17,975	$ 18,269

Proceeds from the sale of securities available for sale amounted to $ 20.3 million, $15.1 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Gross realized gains of $293,000, $51,000 and $0, and gross realized losses of $11,000, $13,000, and $0 were recorded on securities during the years ended December 31, 2008, 2007, and 2006, respectively.  Westfield Financial recorded gross losses of $1.3 million due to other than temporary impairment in value of securities during the year ended December 31, 2008.  There were no impairment losses recognized during the years ended December 31, 2007 and 2006.

At December 31, 2008 and 2007, one security with a carrying value of $4.9 million was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

3.

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ 89,910	$ 1,207	$ 341	$ 90,776
Freddie Mac	64,067	1,264	225	65,106
Ginnie Mae	7,892	1	340	7,553
Collateralized mortgage obligations	6,463	-	1,182	5,281

Total held to maturity	168,332	2,472	2,088	168,716

Available for sale:
Fannie Mae	105,397	476	569	105,304
Freddie Mac	56,529	642	199	56,972
Ginnie Mae	40,401	181	158	40,424
Collateralized mortgage obligations	42,453	-	11,406	31,047

Total available for sale	244,780	1,299	12,332	233,747

Total mortgage-backed securities	$ 413,112	$ 3,771	$ 14,420	$ 402,463

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ 102,354	$ 669	$ 753	$ 102,270
Freddie Mac	55,251	341	259	55,333
Ginnie Mae	10,208	18	30	10,196
Collateralized mortgage obligations	6,781	35	65	6,751

Total held to maturity	174,594	1,063	1,107	174,550

Available for sale:
Fannie Mae	74,062	669	73	74,658
Freddie Mac	86,411	917	126	87,202
Ginnie Mae	5,674	29	16	5,687
Collateralized mortgage obligations	39,063	75	507	38,631

Total available for sale	205,210	1,690	722	206,178

Total mortgage backed securities	$ 379,804	$ 2,753	$ 1,829	$ 380,728

Proceeds from the sale of mortgage-backed securities available for sale amounted to $88.9 million, $272,000 and $0 at December 31, 2008, 2007 and 2006, respectively.

Gross realized gains of $953,000, $3,000 and $0 and gross realized losses of $157,000, $0, and $0 were recorded on sales of mortgage-backed securities during the years ended December 31, 2008, 2007, and 2006, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ 216	$ 14,402	$ 125	$ 8,662
Freddie Mac	141	13,742	84	2,667
Ginnie Mae	266	5,482	74	1,867
Collateralized mortgage obligations	1,182	5,282	-	-

Total held to maturity	1,805	38,908	283	13,196

Available for sale:
Fannie Mae	479	42,746	90	11,416
Freddie Mac	147	9,802	52	10,794
Ginnie Mae	147	3,842	11	251
Collateralized mortgage obligations	6,953	28,423	4,453	2,624

Total available for sale	7,726	84,813	4,606	25,085

Total	$ 9,531	$ 123,721	$ 4,889	$ 38,281

	December 31, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ 2	$ 484	$ 751	$ 43,522
Freddie Mac	27	3,612	232	10,717
Ginnie Mae	5	2,376	25	3,115
Collateralized mortgage obligations	65	4,458	-	-

Total held to maturity	99	10,930	1,008	57,354

Available for sale:
Fannie Mae	2	2,294	71	13,070
Freddie Mac	67	8,624	59	6,803
Ginnie Mae	1	236	15	2,585
Collateralized mortgage obligations	471	23,104	36	2,596

Total available for sale	541	34,258	181	25,054

Total	$ 640	$ 45,188	$ 1,189	$ 82,408

At December 31, 2008, eighty-eight mortgage-backed securities have gross unrealized losses with aggregate depreciation of 7.2% from Westfield Financial’s amortized cost basis which have existed for less than twelve months.  At December 31, 2008, thirty-two mortgage-backed securities have gross unrealized losses of 1.2% from Westfield Financial’s amortized cost basis which existed for greater than twelve months.  Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of an illiquid market, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2008.

At December 31, 2008 two mortgage-backed securities had gross unrealized losses of 62.9% from Westfield Financial’s amortized cost basis of temporarily impaired debt securities which existed for greater than twelve months. The securities are privately issued collateralized mortgage obligations. Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third quarter of 2008. Westfield Financial’s internal model estimates expected future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances. Based upon the above analysis, management believes it is probable that all principal and interest will be collected in accordance with the contractual terms of the securities. Westfield Financial has the intent and ability to hold the securities. No declines are deemed to be other than temporary at December 31, 2008.

4.

LOANS

Loans consisted of the following amounts:

	December 31,
	2008	2007
	(In thousands)

Commercial real estate	$ 223,857	$ 189,964
Residential real estate	62,810	72,170
Home equity	35,562	35,940
Commercial and industrial	153,861	116,514
Consumer	4,248	5,479
Total loans	480,338	420,067
Unearned premiums and deferred loan fees and costs, net	593	561
Allowance for loan losses	(8,796)	(5,726)
	$ 472,135	$ 414,902

The following tables summarize information regarding impaired loans:

	Years Ended December 31,
	2008	2007
	(In thousands)

Impaired loans without a valuation allowance	$ 753	$ 196
Impaired loans with a valuation allowance	7,095	-
Total impaired loans	$ 7,848	$ 196

Valuation allowance related to impaired loans	$ 2,286	$ -

Impaired loans in nonaccrual status	$ 7,848	$ 196

	Years Ended
	December 31,
	2008	2007	2006
	(Dollars in Thousands)

Average recorded investment in impaired loans	$ 1,717	$ 119	$ 490
Income recorded on cash basis during the period for	-	28	300
impaired loans

No additional funds are committed to be advanced in connection with impaired loans.

There were no restructured loans during the years ended December 31, 2008, 2007 and 2006.

Nonaccrual loans at December 31, 2008, 2007 and 2006 and related interest income are summarized as follows:

	At of For the Years Ended
	December 31,
	2008	2007	2006
	(In thousands)

Nonaccrual loans	$ 8,805	$ 1,202	$ 1,028
Interest income that would have been recorded under the
original contract terms	200	65	67

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $8.4 million and $10.5 million at December 31, 2008 and 2007, respectively.  Net service fee income of $15,000, $17,000, and $22,000 was recorded for the years ended December 31, 2008, 2007, and 2006, respectively, and is included in service charges and fees on the consolidated statements of income.

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance, beginning of year	$ 5,726	$ 5,437	$ 5,422
Provision	3,453	400	390
Charge-offs	(449)	(317)	(584)
Recoveries	66	206	209

Balance, end of year	$ 8,796	$ 5,726	$ 5,437

5.

PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

		Years Ended
		December 31,
	2008		2007
		(In thousands)

Land	$ 1,826		$ 1,826
Buildings	11,769		11,751
Leasehold improvements	1,435		1,435
Furniture and equipment	7,629		7,173
Construction in process	90		28
Total	22,749		22,213

Accumulated depreciation and amortization	(10,683)		(9,501)

Premises and equipment, net	$ 12,066		$ 12,712

Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 amounted to $1.2 million, $1.1 million, and $1.0 million, respectively.

6.

DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	At December 31,
	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand and NOW:
NOW accounts	$ 83,788	1.17%	$ 85,316	1.62%
Demand deposits	50,860	-	42,408	-

Savings:
Regular accounts	68,085	1.05	47,072	1.24
Money market accounts	57,655	0.94	74,601	1.24

Time certificates of deposit	327,641	3.43	353,279	4.44

Total deposits	$ 588,029	2.29%	$ 602,676	3.08%

Time deposits of $100,000 or more totaled $86.7 million and $90.8 million at December 31, 2008 and 2007, respectively.  Interest expense on such deposits totaled $3.3 million, $4.4 million and $3.6 million for the years ended December 31, 2008, 2007, and 2006 respectively.

Cash paid for interest on deposits and borrowings was:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Deposits	$ 15,141	$ 19,429	$ 17,249
Short-term borrowings	928	720	581
Long-term debt	6,075	2,892	1,642
	$ 22,144	$ 23,041	$ 19,472

At December 31, 2008, the scheduled maturities of time certificates of deposit (in thousands) are as follows:

2009	$ 245,939
2010	51,244
2011	27,383
2012	2,637
2013	438
$ 327,641

Interest expense on deposits for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Savings	$ 748	$ 329	$ 226
Money market	763	1,301	1,684
Time	12,417	16,574	14,450
Other interest bearing	1,205	1,340	908
	$ 15,133	$ 19,544	$ 17,268

7.

SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances – Federal Home Loan Bank advances with an original maturity of less than one year, amounted to $25.0 million and $18.0 million at December 31, 2008 and 2007, respectively, at a weighted average rate of 0.53% and 4.68%, respectively.

Westfield Financial has an “Ideal Way” line of credit with the Federal Home Loan Bank of Boston for $9,541,000 for the years ended December 31, 2008 and 2007.  Interest on this line of credit is payable at a rate determined and reset by the Federal Home Loan Bank on a daily basis.  The outstanding principal shall be due daily but the portion not repaid will be automatically renewed.  At December 31, 2008 and 2007, there was $3.5 million and $444,000, respectively, outstanding under this line.  The weighted average interest rate on outstanding principal balance was 0.46% and 4.20% at December 31, 2008 and 2007, respectively.

Federal Home Loan Bank advances are collateralized by a blanket lien on Westfield Financial’s residential real estate loans and certain mortgage-back securities.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Balance outstanding, end of year	$ 21,274	$ 16,824
Maximum amount outstanding at any month end during year	21,693	23,619
Average amount outstanding during year	18,079	19,967
Weighted average interest rate, end of year	1.40%	2.65%
Amortized cost of collateral pledged, end of year	35,317	44,477
Fair value of collateral pledged, end of year	37,338	45,299

Westfield Financial‘s repurchase agreements are collateralized by government-sponsored enterprises and certain mortgage-backed securities.  The weighted average interest rate on the pledged collateral was 4.97% at December 31, 2008.

8.

LONG-TERM DEBT

Federal Home Loan Bank Advances – The following fixed rate advances are collateralized by a blanket lien on Westfield Financial’s residential real estate loans and certain mortgage-backed securities.

	Amount December 31,		Weighted Average Rate December 31,
	2008	2007	2008	2007
Year of Maturity	(Dollars in thousands)

2008	$ -	$ 20,000	-%	4.7%
2009	45,000	30,000	4.2	4.8
2010	40,000	30,000	4.3	4.5
2011	5,000	-	3.5	-
2012	20,000	20,000	4.6	4.6
2014	5,000	5,000	5.0	5.0
Total advances	$ 115,000	$ 105,000	4.3%	4.7%

At December 31, 2008, Westfield Financial had $20.0 million in callable Federal Home Loan Bank of Boston advances callable in March 2009.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase mature on a daily basis and are secured by government sponsored enterprise securities with a carrying value of $67.6 million.

	Amount Due	Weighted Average Rate
Year of Maturity	(Dollars in thousands)

2013	$ 9,800	2.4%
2018	48,500	2.7

Total advances	$ 58,300	2.6%

Westfield Financial had no securities sold under agreements to repurchase at December 31, 2007.

At December 31, 2008, Westfield Financial had $58.3 million in callable securities sold under agreements to repurchase.  At December 31, 2008, the years in which securities sold under agreements to repurchase are callable are as follows:

(In thousands)
2009	$ 10,000
2010	28,800
2011	9,500
2012	10,000
$ 58,300

9.

STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under Westfield Financial’s 2002 Stock Option Plan and 2007 Stock Option Plan, Westfield Financial may grant options to its directors, officers, and employees of up to 1,631,682 shares and 1,560,101 shares, respectively, of common stock.  Both incentive stock options and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of Westfield Financial’s stock on the date of grant with a maximum term of ten years. All options currently outstanding vest at 20% per year.

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007
Options granted under the 2002 Stock Option Plan:

Expected dividend yield low	1.98%
Expected dividend yield high	3.00%
Expected life	10	years
Expected volitility	16.39%
Risk-free interest rate	4.83%

Options granted under the 2007 Stock Option Plan:

Expected dividend yield low	1.99%
Expected dividend yield high	3.00%
Expected life	10	years
Expected volitility	20.39%
Risk-free interest rate	4.53%

No stock options were granted in 2008 or 2006.

A summary of the status of Westfield Financial’s stock options at December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2007	2,709,333	$ 7.54
Exercised	(433,110)	4.39
Outstanding at December 31, 2008	2,276,223	8.15	6.9	$ 4,950

Exercisable at December 31, 2008	1,073,097	$ 6.02	5.0	$ 4,617

The weighted average fair value of the options granted in 2007 was $2.67 per share.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2.4 million, $57,000, and $526,000, respectively.  Cash received for options exercised during the years ended December 31, 2008, 2007, and 2006 was $1.9 million, $42,000, and $563,000, respectively.

For the years ended December 31, 2008, 2007, and 2006, share-based compensation expense applicable to stock options was $770,000, $418,000, and $317,000, respectively, and a related tax benefit of $185,000, $101,000, and $69,000, respectively.

At December 31, 2008, total unrecognized share-based compensation cost related to unvested stock options was $3.1 million.  This amount is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Awards – During 2002 and 2007, Westfield Financial adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees.  Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by Westfield Financial.  Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.  Shares awarded vest ratably over five years.  The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.  The fair value of stock awards granted in 2007 was $10.  There were no grants in 2008.

A summary of the status of unvested restricted stock awards at December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2007	582,966	$ 7.54
Shares vested	(117,774)	10.00
Balance at December 31, 2008	465,192	$ 6.92

Westfield Financial recorded total expense for restricted stock awards of $1.2 million, $751,000, and $456,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  A tax shortfall of $11,000 related to this expense was recognized for the year ended December 31, 2008.  Tax benefits related to equity incentive plan expense were $42,000 and $260,000 for the years ended December 31, 2007 and 2006.  Unrecognized compensation cost for stock awards was $4.3 million at December 31, 2008, with a remaining life of 3.8 years.

In 2007 and 2006, 559,000 and 3,281 restricted stock awards were granted, having a fair value of $10.04 and $7.59 per share, respectively.  Total fair value of the stock awards vested was $1.2 million for the year ended December 31, 2008, and $477,000 for the years ended December 31, 2007 and 2006.

Employee Stock Ownership Plan - Westfield Financial established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period.  In January 2002, as part of the initial stock conversion, Westfield Financial provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 8%, or 1,305,359 shares, of the common stock sold in the initial public offering.

In January 2007, as part of the second step stock conversion, Westfield Financial provided a loan to the Westfield Financial Employee Stock Ownership Plan Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering.  The 2002 and 2007 loans bear interest equal to 8.0% and provide for annual payments of interest and principal.

At December 31, 2008 the remaining principal balance is payable as follows:

Years Ending December 31,	(In thousands)

2009	$ 447
2010	447
2011	447
2012	447
2013	447
Thereafter	9,268

$ 11,503

Westfield Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $920,000, $973,000 and $521,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Shares held by the ESOP include the following at December 31, 2008 and 2007:

	2008	2007

Allocated	361,644	278,861
Committed to be allocated	93,947	96,182
Unallocated	1,551,466	1,645,413
	2,007,057	2,020,456

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $16.0 million at December 31, 2008 and 2007.  ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

10.

RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - Westfield Financial provides basic and supplemental pension benefits for eligible employees through the SBERA Pension Plan (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$ 10,804	$ 10,103	$ 10,430
Service cost	817	701	724
Interest	756	581	600
Actuarial loss (gain)	628	(419)	(594)
Benefits paid	(307)	(162)	(1,057)
Benefit obligation, end of year	12,698	10,804	10,103

Change in plan assets:
Fair value of plan assets, beginning of year	9,504	8,081	7,453
Actual return (loss) on plan assets	(2,423)	1,049	1,109
Employer contribution	1,671	536	576
Benefits paid	(307)	(162)	(1,057)
Fair value of plan assets, end of year	8,445	9,504	8,081

Funded status and accrued benefit, end of year	$ 4,253	$ 1,300	$ 2,022

Accumulated benefit obligation	$ 6,824	$ 5,941	$ 5,188

The following actuarial assumptions were used in determining the pension benefit obligation for the years ended December 31:

	December 31,
	2008	2007

Discount rate	5.75%	6.00%
Rate of compensation increase	5.00	5.00

Net pension cost includes the following components for the years ended December 31:

	2008	2007	2006
	(In thousands)

Service cost	$ 817	$ 701	$ 724
Interest Cost	756	581	600
Expected return on assets	(887)	(646)	(596)
Actuarial (gain) loss	(13)	(1)	43
Transition obligation	(45)	(12)	(12)

Net periodic pension cost	$ 628	$ 623	$ 759

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	Years Ended December 31,
	2008	2007	2006
Weighted average assumptions
Discount rate	6.00%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.00	5.00	5.00

The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3% to 5% for equity investments.  Westfield Financial expects to contribute $466,000 to its pension plan in 2009.

Westfield Financial’s pension plan asset allocation at December 31, 2008 and 2007 are as follows:

	Percentage of Plan Assets At December 31,
Asset Category	2008	2007

Total Bonds	22.7%	17.2%
Total Equity	43.7	61.3
Total Other	28.0	19.2
Total Money Market	5.6	2.3
	100.0%	100.0%

The target allocation mix for the pension plan for 2008 was an equity-based investment deployment range from 40% to 64% of total portfolio assets.  The remainder of the portfolio is allocated to fixed income from 15% to 25% and other investments including global asset allocation and hedge funds from 20% to 30%.

Trustees of SBERA select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

Westfield Financial estimates that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In Thousands)
2009	$ 46
2010	676
2011	820
2012	320
2012	959
In Aggregate for 2014 - 2017	2,707
$ 5,528

Postretirement Benefits - Westfield Financial provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement.  As of December 31, 2008 and 2007, the accrued liability recorded in other liabilities on the consolidated balance sheet amounted to $399,000 and $335,000, respectively.  Total expense associated with this plan amounted to $25,000, $19,000 and $88,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

In 2007, Westfield Financial curtailed its postretirement life insurance benefits for active employee to offset rising compensation costs.  The curtailment resulted in a pre-tax gain of $315,000.

Supplemental Retirement Benefits - Westfield Financial provides supplemental retirement benefits to certain key officers.  At December 31, 2008 and 2007, Westfield Financial had accrued $2.6 million and $2.4 million, respectively, relating to these benefits.  Amounts charged to expense were $347,000, $350,000, and $270,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan.  Westfield Financial makes a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan.  Westfield Financial’s contributions to the plan were $169,000, $161,000 and $149,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

11.

REGULATORY CAPITAL

Westfield Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Westfield Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Westfield Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Westfield Financial and Westfield Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined) and of tangible capital (as defined) to tangible assets (as defined).  Management believes, as of December 31, 2008 and 2007, that Westfield Financial and Westfield Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Office of Thrift Supervision categorized Westfield Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed Westfield Bank’s category.  Westfield Financial’s and Westfield Bank’s actual capital ratios as of December 31, 2008 and 2007 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008

Total Capital (to Risk Weighted Assets):
Consolidated	$ 276,857	42.56%	$ 52,042	8.00%	N/A	-
Bank	226,314	35.55	50,930	8.00	$ 63,662	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,725	41.31	26,021	4.00	N/A	-
Bank	219,744	34.52	25,465	4.00	38,197	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	268,725	23.97	44,836	4.00	N/A	-
Bank	219,744	20.51	42,854	4.00	53,567	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	219,744	20.51	16,070	1.50	N/A	-

December 31, 2007

Total Capital (to Risk Weighted Assets):
Consolidated	$ 290,900	50.29%	$ 46,276	8.00%	N/A	-
Bank	218,118	38.76	45,021	8.00	$ 56,277	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	285,174	49.30	23,138	4.00	N/A	-
Bank	212,392	37.74	22,511	4.00	33,766	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	285,174	27.48	41,506	4.00	N/A	-
Bank	212,392	21.95	38,696	4.00	48,370	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	212,392	21.95	14,511	1.50	N/A	-

In January 2008, Westfield Financial announced that the Board of Directors had approved a share repurchase program (the “Repurchase Program”) which authorized the repurchase of up to 3,194,000 shares or ten percent of its outstanding shares of common stock, continuing until its completion.  At December 31, 2008, Westfield Financial had 2,154,979 shares remaining to be purchased under this program.

Westfield Financial and Westfield Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that Westfield Bank may pay to Westfield Financial in any calendar year, to an amount that shall not exceed Westfield Bank’s net income for the current year, plus Westfield Bank’s net income retained for the two previous years, without regulatory approval.  In addition, Westfield Bank may not declare or pay dividends on, and Westfield Financial may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  At December 31, 2008 and 2007, Westfield Bank’s retained earnings available for payment of dividends was $20.4 million and $19.2 million, respectively.  Accordingly, $52.0 million and $46.3 million of Westfield Financial’s equity in net assets of Westfield Bank were restricted at December 31, 2008 and 2007, respectively.

The only funds available for the payment of dividends on the capital stock of Westfield Financial will be cash and cash equivalents held by Westfield Financial, dividends paid from Westfield Bank to Westfield Financial, and borrowings.  Westfield Bank will be prohibited from paying cash dividends to Westfield Financial to the extent that any such payment would reduce Westfield Bank’s capital below required capital levels.

The following is a reconciliation of Westfield Financial’s GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2008	2007
	(In thousands)

Consolidated GAAP capital	$ 259,919	$ 286,532
Unrealized losses (gains) on certain available-for-sale securities, net of tax	6,779	(804)
Unrealized losses (gains) on defined benefit pension plan	2,027	(554)
Tier 1 Capital	268,725	285,174

Plus: Allowance for loan losses	8,132	5,726

Total Regulatory Capital	$ 276,857	$ 290,900

12.

INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current tax provision:
Federal	$ 2,774	$ 3,612	$ 1,631
State	119	384	148
Total	2,893	3,996	1,779

Deferred tax (benefit) provision:
Federal	(1,153)	(136)	(257)
State	55	(48)	1
Total	(1,098)	(184)	(256)

Total	$ 1,795	$ 3,812	$ 1,523

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.3	1.8	1.6
Tax exempt income	(5.8)	(4.0)	(8.0)
Bank-owned life insurance	(5.7)	(3.6)	(4.7)
Dividends received deduction	(0.1)	(0.1)	(0.2)
Other, net	(2.5)	2.4	2.0

Effective tax rate	21.2%	30.5%	24.7%

Cash paid for income taxes for the years ended December 31, 2008, 2007, and 2006 was $3.4 million, $3.8 million, and $1.8 million, respectively.

The tax effects of each item that gives rise to deferred taxes, included in other assets, are as follows:

	December 31,
	2008	2007
	(In thousands)

Net unrealized loss (gain) on securities available for sale	$ 4,032	$ (286)
Defined benefit plan	1,043	(286)
Allowance for loan losses	2,991	1,947
Employee benefit and stock-based compensation plans	2,060	2,007
Other	395	394

Net deferred tax asset	$ 10,521	$ 3,776

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of year	$ 3,776	$ 4,595	$ 4,583
Deferred tax benefit	1,098	184	256
Net unrealized loss (gain) on securities available for sale	4,318	(757)	(204)
Defined benefit plan	1,329	(246)	(40)

Balance at end of year	$ 10,521	$ 3,776	$ 4,595

13.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

Westfield Financial has had, and expects to have in the future, loans with its directors and executive officers.  Such loans, in the opinion of management do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2008	2007
	(In thousands)

Balance, beginning of year	$ 12,893	$ 13,415
Principal distributions	7,457	3,913
Repayments of principal	(4,811)	(4,435)

Balance, end of year	$ 15,539	$ 12,893

14.

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

Management does not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$ 69,222	$ 61,975
Loan commitments	16,826	19,163
Existing construction loan agreements	1,079	8,419
Standby letters of credit	5,946	7,364

Westfield Financial uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Westfield Financial evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by Westfield Financial upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are written conditional commitments issued by Westfield Financial that guarantees the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2008 outstanding commitments to extend credit totaled $93.1 million, with $9.2 million in fixed rate commitments with interest rates ranging from 6.00% to 12.00% and $83.9 million in variable rate commitments.  At December 31, 2007, outstanding commitments to extend credit totaled $96.9 million, with $13.3 million in fixed rate commitments with interest rates ranging from 5.25% to 12.00% and $83.6 million in variable rate commitments.

In the ordinary course of business, Westfield Financial is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on Westfield Financial’s consolidated financial position or results of operations.

Westfield Financial leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2046.  Certain of the leases provide for renewal periods for up to forty years at the discretion of Westfield Financial.  Rent expense under operating leases was $401,000, $363,000, and $246,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Aggregate future minimum rental payments under the terms of the operating leases at December 31, 2007, are as follows:

Years Ending	(In thousands)

2009	$ 524
2010	509
2011	505
2012	409
2013	400
Thereafter	10,667
$ 13,014

15.

CONCENTRATIONS OF CREDIT RISK

Most of Westfield Financial’s loans consist of residential and commercial real estate loans located in Western Massachusetts.  As of December 31, 2007 and 2006, Westfield Financial’s residential and commercial related real estate loans represented 60% of total loans.  Westfield Financial’s policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted.  For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

16.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

Westfield Financial uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with SFAS No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Westfield Financial’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

In accordance with SFAS No. 157, Westfield Financial groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain asset-backed securities, certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.

Methods and assumptions for valuing Westfield Financial’s financial instruments are set forth below for financial instruments that have fair values different than their carrying values.  Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction cost.

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Interest-bearing deposits in banks - The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank and other stock - These investments are carried at cost which is their estimated redemption value.

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings - For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term debt - The fair values of Westfield Financial’s long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Commitments to extend credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

December 31, 2008
	Level 1	Level 2	Level 3	Total
(In thousands)

Securities available for sale	$ 6,127	$ 18,269	$ -	$ 24,396
Mortgage-backed securities available
for sale	-	233,747	-	233,747
Total assets
	$ 6,127	$ 252,016	$ -	$ 258,143

Assets Measured at Fair Value on a Non-recurring Basis

Westfield Financial may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008.

	At December 31, 2008			Year Ended December 31, 2008
(In thousands)
Total
	Level 1	Level 2	Level 3	Gains (Losses)

Impaired loans	$ -	$ -	$ 4,809	$ (2,286)
Total assets	$ -	$ -	$ 4,809	$ (2,286)

Westfield Financial does not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

The estimated fair values of the Westfield Financial’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 56,533	$ 56,533	$ 37,623	$ 37,623
Securities:
Available for sale	24,396	24,396	38,051	38,051
Held to maturity	79,303	82,491	104,025	105,829

Mortgage backed securities:
Available for sale	233,747	233,747	206,178	206,178
Held to maturity	168,332	168,716	174,594	174,550
Federal Home Loan Bank of Boston
and other stock	8,456	8,456	7,510	7,510

Loans - net	472,135	492,121	414,902	432,901

Accrued interest receivable	5,261	5,261	5,761	5,761

Liabilities:
Deposits	588,029	591,244	602,676	603,780

Short-term borrowings	49,824	49,824	35,268	35,268

Long-term debt	173,300	177,567	105,000	106,063

Accrued interest payable	762	762	602	602

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time Westfield Financial’s entire holdings of a particular financial instrument.  Where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.

17.

SEGMENT INFORMATION

Westfield Financial has one reportable segment, “Community Banking.”  All of Westfield Financial’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of Westfield Financial supports the others.  For example, commercial lending is dependent upon the ability of Westfield Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  Accordingly, all significant operating decisions are based upon analysis of Westfield Financial as one operating segment or unit.

Westfield Financial operates only in the U.S. domestic market, primarily in Western Massachusetts. For the years ended December 31, 2008, 2007 and 2006 there is no customer that accounted for more than 10% of Westfield Financial’s revenue.

18.

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the Westfield Financial parent company are as follows:

	December 31,
	2008	2007
	(In thousands)
ASSETS:
Due from banks	$ 2,700	$ 2,691
Federal funds sold	10,518	10,979
Securities held to maturity	6,885	6,885
Securities available for sale	-	10,163
Mortgage-backed securities held to maturity	9,937	11,964
Mortgage-backed securities available for sale	13,503	27,331
Investment in subsidiaries	212,277	213,574
Other assets	4,227	3,072
TOTAL ASSETS	260,047	286,659

LIABILITIES AND EQUITY:
Liabilities	128	127
Equity	259,919	286,532
TOTAL LIABILITIES AND EQUITY	$ 260,047	$ 286,659

The condensed statements of income for the Westfield Financial parent company are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

INTEREST AND DIVIDEND INCOME:
Securities	$ 2,231	$ 2,605	$ 248
Federal funds sold	290	1,559	40
Gain on sale of securities, net	303	-	-
Other income	9	9	6
Total interest income	2,833	4,173	294

NONINTEREST EXPENSE:
Salaries and employee benefits	2,857	2,200	1,331
Other	491	493	160
Total noninterest expense	3,348	2,693	1,491

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	(515)	1,480	(1,197)

EQUITY IN UNDISTRIBUTED INCOME OF
SUBSIDIARIES	7,144	7,882	5,434

INCOME TAX PROVISION (BENEFIT)	(62)	662	(417)

NET INCOME	$ 6,691	$ 8,700	$ 4,654

The condensed statements of cash flows of the Westfield Financial parent company are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
OPERATING ACTIVITIES:
Net Income	$ 6,691	$ 8,700	$ 4,654
Equity in undistributed earnings of subsidiaries	(7,144)	(7,882)	(5,434)
Net amortization of premiums and discounts on securities	10	21	12
Net realized securities gains	(303)	-	-
Change in other liabilities	1	55	(42)
Change in other assets	414	(1,565)	(535)
Net transfers from subsidiaries	-	-	236
Other, net	2,327	2,780	2,074

Net cash provided by operating activities	1,996	2,109	965

INVESTING ACTIVITIES:
Purchase of securities	-	(58,179)	-
Proceeds from principal collections	5,331	4,395	530
Transfer of stock offering proceeds to subsidiaries	-	(90,797)	-
Sale of securities	18,414	-	-

Net cash provided (used) by investing activities	23,745	(144,581)	530

FINANCING ACTIVITIES:
Cash dividends paid	(17,945)	(12,075)	(3,785)
Purchase of common stock for equity incentive plan	-	(6,075)	-
Capital contribution pursuant to dissolution of MHC	-	2,713	-
Common stock repurchased	(10,483)	-	(1,583)
Net proceeds from sale of common stock	-	-	171,712
Exchange of common stock pursuant to reorganization	-	(320)	-
Excess tax benefit from share-based compensation	334	222	260
Issuance of common stock in connection with stock
option exercises	1,901	42	563
Other, net	-	(738)	783

Net cash (used) provided by financing activities	(26,193)	(16,231)	167,950

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(452)	(158,703)	169,445

CASH AND CASH EQUIVALENTS:
Beginning of year	13,670	172,373	2,928

End of year	$ 13,218	$ 13,670	$172,373

Transfer of securities to Westfield Bank	$ -	$ -	$ (10,153)

19.

OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense, exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2008, 2007 and 2006 respectively.

20.

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$ 13,769	$ 13,547	$ 13,504	$ 13,236
Interest expense	6,061	5,594	5,405	5,244

Net interest and dividend income	7,708	7,953	8,099	7,992

Provision for loan losses (1)	175	240	275	2,763
Noninterest income	875	932	964	954
Gain on sales of securities, net	300	19	486	273
Other than temporary impairment of securities	(310)	-	(651)	(322)
Noninterest expense	5,784	5,733	5,783	6,033

Income before income taxes	2,614	2,931	2,840	101

Income taxes	753	811	793	(562)

Net income	$ 1,861	$ 2,120	$ 2,047	$ 663

Basic earnings per share	$ 0.06	$ 0.07	$ 0.07	$ 0.03

Diluted earnings per share	$ 0.06	$ 0.07	$ 0.07	$ 0.03

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$ 12,844	$ 13,059	$ 13,752	$ 13,929
Interest expense	5,323	5,646	6,173	6,266

Net interest and dividend income	7,521	7,413	7,579	7,663

Provision for loan losses	100	75	50	175
Noninterest income	819	974	964	943
Loss on sales of premises and
equipment, net	-	-	-	546
Curtailment of defined benefit life insurance plan	-	-	-	315
Noninterest expense	5,306	5,581	5,351	5,587

Income before income taxes	2,934	2,731	3,142	3,705

Income taxes	913	826	970	1,103

Net income	$ 2,021	$ 1,905	$ 2,172	$ 2,602

Basic earnings per share	$ 0.07	$ 0.06	$ 0.07	$ 0.09

Diluted earnings per share	$ 0.07	$ 0.06	$ 0.07	$ 0.09

(1) The fourth quarter provision for loan losses includes a specific valuation allowance of $1.9 million relating to a single commercial loan relationship deemed to be impaired.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Westfield Financial, Inc.

We have audited Westfield Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Westfield Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Westfield Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Office of Thrift Supervision Instructions for Thrift Financial Reports. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2008 consolidated financial statements of Westfield Financial, Inc. and our report dated March 10, 2009 expressed an unqualified opinion.

Wolf and Company, P.C.

Boston, Massachusetts

March 10, 2009