Form 10-K/A
period 2008-12-31
WESTFIELD FINANCIAL INC
filed 2009-03-27
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 ("Form 10-K"), which we filed with the Securities and Exchange Commission on March 13, 2009. This amendment is being filed in order to correct typographical errors in both the Form 10-K and the financial statements. In addition, we are filing the "Issuer Purchases of Equity Securities" table as required by Item 703 of Regulation S-K that was inadvertently excluded from the original filing.

This amendment does not update or modify in any way other disclosures in our Form
10-K and does not reflect events occurring after the original filing date of March 13, 2009.

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

The following table sets forth information with respect to purchases made by Westfield Financial of its common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

October 1 - 31, 2008	19,757	(2)	9.74	-	2,210,529

November 1 - 30, 2008	42,030		9.16	42,030	2,168,499

December 1 - 31, 2008	13,520		9.51	13,520	2,154,979

Total	75,307		9.37	55,550	2,154,979

(1)

In January 2008, the Board of Directors voted to authorized the commencement of a repurchase program ("Repurchase Program") authorizing Westfield Financial to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The Repurchase Program will continue until it is completed. The repurchases may be made from time to time at the discretion of management of Westfield Financial.

(2)

These shares were repurchased by Westfield Financial from certain executives as repayment of their tax obligations for shares of restricted stock that vested on October 20, 2008, under Westfield Financial's 2002 and 2007 Recognition and Retention Plans. These repurchases were reported by each reporting person on
November 3, 2008.

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

The manufacturing commercial loan relationship is secured by real estate and other business assets. Additionally, all debt is cross-collateralized and guaranteed with the exception of the SBA guaranteed notes. During the twelve months ended December 31, 2008, a valuation allowance of $2.1 million was allocated on the relationship of $5.5 million based on the estimated fair value of the underlying collateral.

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

Impaired loans increased $7.7 million to $7.8 million at December 31, 2008 primarily as a result of the two commercial loan relationships consisting of an agricultural commercial loan relationship of $1.7 million and a manufacturing commercial loan relationship of $5.5 million, as discussed above. During the twelve months ended December 31, 2008, a valuation allowance of $138,000 was allocated on the loan relationship of $1.7 million and a valuation allowance of $2.1 million was allocated on the loan relationship of $5.5 million based on the estimated fair value of the underlying collateral.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2009.

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

4.

LOANS

Loans consisted of the following amounts:

	December 31,
	2008	2007
	(In thousands)

Commercial real estate	$ 223,857	$ 189,964
Residential real estate	62,810	72,170
Home equity	35,562	35,940
Commercial and industrial	153,861	116,514
Consumer	4,248	5,479
Total loans	480,338	420,067
Unearned premiums and deferred loan fees and costs, net	593	561
Allowance for loan losses	(8,796)	(5,726)
	$ 472,135	$ 414,902

The following tables summarize information regarding impaired loans:

	Years Ended December 31,
	2008	2007
	(In thousands)

Impaired loans without a valuation allowance	$ 753	$ 196
Impaired loans with a valuation allowance	7,095	-
Total impaired loans	$ 7,848	$ 196

Valuation allowance related to impaired loans	$ 2,286	$ -

Impaired loans in nonaccrual status	$ 7,848	$ 196

	Years Ended
	December 31,
	2008	2007	2006
	(Dollars in Thousands)

Average recorded investment in impaired loans	$ 2,134	$ 119	$ 490
Income recorded on cash basis during the period for	-	28	300
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