Form 10-Q
period 2009-03-31
WESTFIELD FINANCIAL INC
filed 2009-05-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 001-16767

Westfield Financial, Inc.

 (Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Elm Street, Westfield, Massachusetts 01086

(Address of principal executive offices)

(Zip Code)

(413) 568-1911

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒

At May 4, 2009, the registrant had 31,195,205 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements of Westfield Financial, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited) – March 31, 2009 and December 31, 2008

Consolidated Statements of Income (Unaudited) – Three months ended March 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited) – Three Months ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows (Unaudited) – Three Months ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

FORWARD – LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may be subject to significant known and unknown risks, uncertainties and other factors, including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

WESTFIELD FINANCIAL INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

(Dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$ 12,491	$ 11,525
Federal funds sold	22,238	42,338
Interest-bearing deposits and other short-term investments	1,012	2,670
Cash and cash equivalents	35,741	56,533

SECURITIES :
Available for sale - at fair value	19,101	24,396

Held to maturity - at amortized cost (fair value of $77,312
at March 31, 2009, and $82,491 at December 31, 2008)	74,298	79,303

MORTGAGE-BACKED SECURITIES:
Available for sale - at fair value	252,354	233,747

Held to maturity - at amortized cost (fair value of $207,388 at
March 31, 2009, and $168,716 at December 31, 2008)	204,877	168,332

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER
RESTRICTED STOCK - AT COST	9,093	8,456

LOANS - Net of allowance for loan losses of $7,276 at March 31, 2009
and $8,796 at December 31, 2008	465,628	472,135

PREMISES AND EQUIPMENT, Net	12,222	12,066

ACCRUED INTEREST RECEIVABLE	5,258	5,261

BANK-OWNED LIFE INSURANCE	36,451	36,100

DEFERRED TAX ASSET, Net	8,787	10,521

OTHER ASSETS	1,923	2,206
TOTAL ASSETS	$ 1,125,733	$ 1,109,056

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$ 79,370	$ 50,860
Interest-bearing	521,437	537,169
Total deposits	600,807	588,029

SHORT-TERM BORROWINGS	52,474	49,824

LONG-TERM DEBT	193,800	173,300

DUE TO BROKER	5,000	27,603

OTHER LIABILITIES	11,113	10,381
TOTAL LIABILITIES	863,194	849,137

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 31,195,205 shares issued and outstanding at March 31, 2009; 31,307,881 shares issued and outstanding at December 31, 2008	312	313
Additional paid-in capital	204,411	204,866
Unearned compensation - ESOP	(10,759)	(10,913)
Unearned compensation - Equity Incentive Plan	(4,092)	(4,337)
Retained earnings	78,299	78,898
Accumulated other comprehensive loss	(5,632)	(8,908)
Total stockholders' equity	262,539	259,919
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,125,733	$ 1,109,056

See accompanying notes to unaudited consolidated financial statements.

Westfield Financial, Inc. and Subsidiaries

Consolidated Statements of Income – Unaudited

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$ 6,214	$ 6,302
Residential and commercial real estate loans	4,619	4,676
Commercial and industrial loans	1,768	1,975
Debt securities, tax-exempt	367	334
Consumer loans	71	87
Marketable equity securities	59	180
Federal funds sold	4	214
Interest-bearing deposits and other short term investments	-	1
Total interest and dividend income	13,102	13,769

INTEREST EXPENSE:
Deposits	3,275	4,341
Short-term borrowings	98	318
Long-term debt	1,711	1,402
Total interest expense	5,084	6,061

Net interest and dividend income	8,018	7,708

PROVISION FOR LOAN LOSSES	1,150	175

Net interest and dividend income after provision for loan losses	6,868	7,533

NONINTEREST INCOME:
Income from bank-owned life insurance	351	319
Service charges and fees	709	556
Loss on disposal of premises and equipment, net	(8)	-
Gain of sales of securites, net	87	300
Other-than-temporary impairment of securities	-	(310)
Total noninterest income	1,139	865

NONINTEREST EXPENSE:
Salaries and employees benefits	4,107	3,608
Occupancy	649	603
Professional fees	401	474
Computer operations	437	435
Stationery, supplies and postage	97	125
Other	717	539
Total noninterest expense	6,408	5,784

INCOME BEFORE INCOME TAXES	1,599	2,614

INCOME TAXES	394	753

NET INCOME	$ 1,205	$ 1,861

EARNINGS PER COMMON SHARE:
Basic earnings per share	$ 0.04	$ 0.06

Weighted average shares outstanding	29,685,701	30,060,311

Diluted earnings per share	$ 0.04	$ 0.06

Weighted average diluted shares outstanding	29,970,633	30,531,934

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands, except share data)

	Common Stock		Additional	Unearned	Unearned Compensation-		Accumulated Other
	Shares	Par Value	Paid-in Capital	Compensation- ESOP	Equity Incentive Plan	Retained Earnings	Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2007	31,933,549	$ 319	$209,497	$ (11,542)	$ (5,493)	$ 92,702	$ 1,049	$286,532
Comprehensive income:
Net income	-	-	-	-	-	1,861	-	1,861
Net unrealized losses on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	(1,077)	(1,077)
Comprehensive income								784
Common stock held by ESOP committed to be released (93,947 shares)	-	-	73	157	-	-	-	230
Share-based compensation - stock options	-	-	173	-	-	-	-	173
Share-based compensation - equity incentive plan	-	-	-	-	250	-	-	250
Common stock repurchased	(515,015)	(5)	(5,293)	-	-	-	-	(5,298)
Issuance of common stock in connection with stock option exercises	153,057	2	1,582	-	-	(912)	-	672
Excess tax benefits in connection with stock option exercises	-	-	73	-	-	-	-	73
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(1,507)	-	(1,507)
BALANCE AT MARCH 31, 2008	31,571,591	$ 316	$206,105	$ (11,385)	$ (5,243)	$ 92,144	$ (28)	$281,909

BALANCE AT DECEMBER 31, 2008	31,307,881	$ 313	$204,866	$ (10,913)	$ (4,337)	$ 78,898	$ (8,908)	$259,919
Comprehensive income:
Net income	-	-	-	-	-	1,205	-	1,205
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	3,276	3,276
Comprehensive income:								4,696
Common stock held by ESOP committed to be released (91,493 shares)	-	-	70	154	-	-	-	224
Share-based compensation - stock options	-	-	273	-	-	-	-	273
Share-based compensation - equity incentive plan	-	-	-	-	383	-	-	383
Excess tax benefits from equity incentive plan	-	-	8	-	-	-	-	8
Common stock repurchased	(172,397)	(2)	(1,621)	-	-	-	-	(1,623)
Issuance of common stock in connection with stock option exercises	59,721	1	574	-	-	(313)	-	262
Issuance of common stock in connection with equity incentive plan	-	-	138	-	(138)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	103	-	-	-	-	103
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(1,491)	-	(1,491)
BALANCE AT MARCH 31, 2009	31,195,205	$ 312	$204,411	$ (10,759)	$ (4,092)	$ 78,299	$ (5,632)	$262,539

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$ 1,205	$ 1,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	175
Depreciation and amortization of premises and equipment	298	297
Net amortization of premiums and discounts on securities, mortgage- backed securities and mortgage loans	118	61
Share-based compensation expense	656	423
Amortization of ESOP expense	224	230
Excess tax benefits from equity incentive plan	(8)	-
Excess tax benefits in connection with stock option exercises	(103)	(73)
Net gains on sales of securities	(87)	(300)
Other-than-temporary impairment of securities	-	310
Loss on disposal of premises and equipment, net	8	-
Deferred income tax benefit	(69)	(45)
Income from bank-owned life insurance	(351)	(319)
Changes in assets and liabilities:
Accrued interest receivable	(23)	286
Other assets	283	(1,560)
Other liabilities	843	170
Net cash provided by operating activities	4,144	1,516
INVESTING ACTIVITIES:
Securities, held to maturity:
Proceeds from calls, maturities, and principal collections	10,000	13,001
Securities, available for sale:
Purchases	(53)	(12,163)
Proceeds from sales	5,107	15,242
Proceeds from calls, maturities, and principal collections	-	4,992
Mortgage-backed securities, held to maturity:
Purchases	(45,748)	(18,340)
Principal collections	9,164	9,969
Mortgage-backed securities, available for sale:
Purchases	(51,173)	(41,242)
Proceeds from sales	-	4,424
Principal collections	10,341	10,681
Purchase of residential mortgages	(8,936)	-
Net other decrease (increase) in loans	14,274	(3,433)
Purchase of Federal Home Loan Bank of Boston stock	(637)	(361)
Purchases of premises and equipment	(462)	(81)
Net cash used in investing activities	(58,123)	(17,311)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	12,778	(9,094)
Net change in short-term borrowings	2,650	13,071
Repayment of long-term debt	(15,000)	(5,000)
Proceeds from long-term debt	35,500	48,500
Cash dividends paid	(1,491)	(1,507)
Common stock repurchased	(1,623)	(5,298)
Issuance of common stock in connection with stock option exercises	262	672
Excess tax benefits in connection with equity incentive plan	8	-
Excess tax benefits in connection with stock option exercises	103	73
Net cash provided by financing activities	33,187	41,417
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(20,792)	25,622
Beginning of period	56,533	37,623
End of period	$35,741	$63,245
Supplemental cashflow information:
Net cash due to broker for purchase of securities, held to maturity	$ (5,000)	$ -

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Westfield Financial, Inc. (the “Company” or “Westfield Financial”) is the bank holding company for Westfield Bank, a federally-chartered stock savings bank.

Westfield Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). Westfield Bank operates eleven branches in Western Massachusetts. Westfield Bank’s primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

Elm Street Securities Corporation and WFD Securities Corporation, Massachusetts-chartered security corporations, were formed by Westfield Financial for the primary purpose of holding qualified investment securities.

Principles of Consolidation – The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation, and WFD Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the valuation of deferred tax assets.

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial’s financial condition as of March 31, 2009, and the results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2008.

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

Earnings per common share for the three months ended March 31, 2009 and 2008 have been computed based on the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)

Net income applicable to common stock	$ 1,205	$ 1,861

Average number of common shares issued	31,292	31,770
Less: Average unallocated ESOP Shares	(1,551)	(1,645)
Less: Average ungranted equity incentive plan shares	(55)	(65)

Average number of common shares outstanding used to calculate basic earnings per common share(1)	29,686	30,060

Effect of dilutive stock options	285	472

Average number of common shares outstanding used to calculate diluted earnings per common share(1)	29,971	30,532

Basic earnings per share	$ 0.04	$ 0.06

Diluted earnings per share	$ 0.04	$ 0.06

_______________________________

(1)

Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with Financial Accounting Standards Board Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation. At March 31, 2009 and 2008, 1,540,857 and 1,501,857 shares were antidilutive, respectively.

3.  SHARE-BASED COMPENSATION

Under the Westfield Financial, Inc. 2007 Recognition and Retention Plan, Westfield Financial may grant up to 624,041 stock awards to its directors, officers, and employees. During the three months ended March 31, 2009, 14,000 stock awards were granted. No stock awards were granted in the three months ended March 31, 2008. At March 31, 2009, 51,041 stock awards were available for future grants.

Westfield Financial applies Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS 123(R)”) in accounting for stock awards. The stock allocations, based on the market price at the date of grant, are recorded as unearned compensation. Unearned compensation is amortized over the vesting period. Westfield Financial recorded compensation cost related to the stock awards of $383,000 and $250,000 for the three months ended March 31, 2009 and 2008, respectively.

Under the Westfield Financial, Inc. 2007 Stock Option Plan, Westfield Financial may grant up to 1,631,682 options to its directors, officers, and employees. Both incentive and non-statutory stock options may be granted under the plan. The exercise price of each option equals the market price of Westfield Financial’s stock on the date of grant with a maximum term of ten years. All options currently vest at 20% per year.

The fair value of each option grant is estimated on the grant date using the binomial option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2009
Expected dividend yield	6.07%
Expected life	10	years
Expected volitility	35.70%
Risk-free interest rate	2.59%

During the three months ended March 31, 2009, 39,000 options were granted. No options were grated during the three months ended March 31, 2008. At March 31, 2009, 169,399 shares were available for future grants.

Westfield Financial recorded compensation costs relating to stock options of $273,000 and $173,000, with a related tax benefit of $69,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively.

4.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Westfield Bank utilizes short-term borrowings and long-term debt as an additional source of funds to finance its lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $31.5 million and $28.5 million at March 31, 2009 and December 31, 2008, respectively. Customer repurchase agreements were $21.0 million at March 31, 2009 and $21.3 million at December 31, 2008. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank’s customer repurchase agreements at March 31, 2009 and December 31, 2008 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements. At March 31, 2009, Westfield Bank had $125.5 million in long-term debt with the FHLB and $68.3 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $115.0 million in long-term debt with FHLB advances and $58.3 million in securities sold under repurchase agreements with an approval broker-dealer at December 31, 2008. In the first quarter of 2009, securities sold under repurchase agreements amounting to $10.0 million were executed with an average interest rate of 2.72% and final maturities in the first quarter of 2013 and 2014. The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2010.

5.  PENSION AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Service cost	$ 216	$ 175
Interest cost	183	162
Expected return on assets	(169)	(188)
Transition obligation	(3)	(3)
Actuarial loss (gain)	34	(9)
Net periodic pension cost	$ 261	$ 137

Westfield Bank maintains a pension plan for its eligible employees. Westfield Financial plans to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. Westfield Financial expects to contribute $466,000 to its pension plan in 2009.

6.  FAIR VALUE OF ASSETS AND LIABILITIES

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2009
	Level 1	Level 2	Level 3	Total
(In thousands)
Securities available for sale	$ 6,201	$ 12,900	$ -	$ 19,101
Mortgage-backed securities available for sale	-	252,354	-	252,354
	$ 6,201	$ 265,254	$ -	$ 271,455

December 31, 2008
	Level 1	Level 2	Level 3	Total
(In thousands)
Securities available for sale	$ 6,127	$ 18,269	$ -	$ 24,396
Mortgage-backed securities available for sale	-	233,747	-	233,747
	$ 6,127	$ 252,016	$ -	$ 258,143

Also, Westfield Financial may be required, from time to time, to measure certain other financial assets and liabilities on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at and for the three months ended March 31, 2009.

	At March 31, 2009			Three Months Ended March 31, 2009
	Level 1	Level 2	Level 3	Total Losses
(In thousands)
Impaired loans	$ -	$ -	$ 4,029	$ 1,000

	At March 31, 2008			Three Months Ended March 31, 2008
	Level 1	Level 2	Level 3	Total Losses
(In thousands)
Impaired loans	$ -	$ -	$ 2,000	$ 91

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

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007),“Business Combinations” (“SFAS 141R”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the accounting treatment for certain specific items and expands disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement became effective for Westfield Financial on January 1, 2009 and did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement became effective January 1, 2009 and is not applicable to Westfield Financial and therefore, will not have an impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP 03-6-1. Early application is not permitted. This Statement became effective for Westfield Financial on January 1, 2009 and did not have a material impact on its consolidated financial statements (see Note 2).

In April 2009, the FASB issued FASB Staff Position No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. This FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Westfield Financial did not early adopt this Statement at March 31, 2009 and its adoption is not expected to have a material impact on the consolidated financial statements of Westfield Financial.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting period ending after June 15, 2009, and shall be applied prospectively. Westfield Financial did not early adopt this Statement at March 31, 2009 and its adoption is not expected to have a material impact on the consolidated financial statements of Westfield Financial.

In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Westfield Financial did not early adopt this Statement at March 31, 2009 and its adoption is not expected to have a material impact on the consolidated financial statements of Westfield Financial.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Please review our financial results for the quarter ended March 31, 2009 in the context of this strategy.

•

Net income was $1.2 million, or $0.04 per diluted share, for the quarter ended March 31, 2009 compared to $1.9 million, or $0.06 per diluted share for the same period in 2008.

•

Net interest income was $8.0 million for the three months ended March 31, 2009 and $7.7 million for the same period in 2008. The increase in net interest income was mainly due to a $37.4 million increase in average earning assets. The net interest margin, on a tax equivalent basis, was 3.17% for the three months ended March 31, 2009, compared to 3.16% for the same period in 2008.

•

The provision for loans losses was $1.2 million for the three months ended March 31, 2009 compared to $175,000 for the same period in 2008. The primary reasons for the increase in the provision for loan losses were an increase in loan charge-offs, primarily pertaining to a manufacturing commercial loan relationship, and the continued weakening of the national and local economy.

CRITICAL ACCOUNTING POLICIES

Westfield Financial’s critical accounting policies, given its current business strategy and asset/liability structure, are revenue recognition on loans, the accounting for allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than-temporary-impairment of securities and the valuation of deferred taxes.

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

Westfield Financial’s methodology for assessing the appropriateness of the allowance consists of two key components: a specific allowance for identified problem or impaired loans, and a general allowance for the remainder of the portfolio. Measurement of an impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Westfield Financial and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, Westfield Financial’s earnings and capital could be significantly and adversely affected.

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

On a quarterly basis, Westfield Financial reviews securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other-than-temporary. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) its intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Westfield Financial must make certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of the deferred tax assets and liabilities, which arise from the temporary differences between the tax basis and financial statement basis of Westfield Financial’s assets and liabilities. The carrying value of our net deferred tax asset is based on Westfield Financial’s historic taxable income for the two prior years as well as our belief that it is more likely than not that Westfield Financial will generate sufficient future taxable income to realize these deferred tax assets. Judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors which could result in a change in the assessment of the realization of the net deferred tax assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008

Total assets increased $16.6 million to $1.1 billion at March 31, 2009. Securities increased $44.9 million to $550.6 million at March 31, 2009 from $505.8 million at December 31, 2008. Cash and cash equivalents decreased $20.8 million to $35.7 million at March 31, 2009 from $56.5 million at December 31, 2008. The decrease in cash and cash equivalents was primarily the result of using cash to purchase securities.

The composition of Westfield Financial’s loan portfolio at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008
	(In thousands)

Commercial real estate	$ 220,343	$ 223,857
Residential real estate	66,622	62,810
Home equity	33,895	35,562
Commercial and industrial	147,662	153,861
Consumer	4,012	4,248
Total loans	472,534	480,338
Unearned premiums and deferred loan fees and costs, net	370	593
Allowance for loan losses	(7,276)	(8,796)
	$ 465,628	$ 472,135

Net loans decreased by $6.5 million to $465.6 million at March 31, 2009 from $472.1 million at December 31, 2008. This was the result of decreases in commercial and industrial loans and commercial real estate loans, partially offset by an increase in residential real estate loans. Commercial and industrial loans decreased $6.2 million to $147.7 million at March 31, 2009 from $153.9 million at December 31, 2008. Commercial real estate loans decreased $3.6 million to $220.3 million at March 31, 2009. Owner occupied commercial real estate loans totaled $93.5 million at March 31, 2009 and $96.3 million at December 31, 2008, while non-owner occupied commercial real estate loans totaled $126.8 million at March 31, 2009 and $127.6 million at December 31, 2008. The decreases in commercial and industrial and commercial real estate loans were primarily the result of customers decreasing their balances on lines of credit, a $2.6 million charge-off pertaining to a manufacturing commercial loan relationship, and normal loan payments and payoffs.

Residential real estate loans increased $2.1 million to $100.5 million at March 31, 2009 from $98.4 million at December 31, 2008. Since September 2001, Westfield Bank has referred substantially all of the originations of its residential real estate loans to a third-party mortgage company. Residential real estate borrowers submit applications to Westfield Bank, but the loan is approved by and closed on the books of the mortgage company. The third-party mortgage company owns the servicing rights and services the loans. Westfield Bank retains no residual ownership interest in these loans. Westfield Bank does not originate or hold subprime mortgage loans. During the three months ended March 31, 2009, Westfield Bank bought back $8.9 million in residential real estate loans from the third-party mortgage company in order to maintain diversity of types of loans on its balance sheet.

Asset growth was funded primarily through a $20.5 million increase in long-term debt. Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, was $193.8 million at March 31, 2009 and $173.3 million at December 31, 2008. As of March 31, 2009, FHLB advances comprised $125.5 million and securities sold under repurchase agreements comprised $68.3 million of the long-term debt. Current interest rates permit Westfield Financial to earn a more advantageous spread by borrowing funds and reinvesting in loans and securities.

Short-term borrowings were $52.5 million at March 31, 2009 and $49.8 million at December 31, 2008. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $31.5 million at March 31, 2009 and $28.5 million at December 31, 2008. Customer repurchase agreements were $21.0 million at March 31, 2009 and $21.3 million at December 31, 2008. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank’s customer repurchase agreements at March 31, 2009 were held by commercial customers.

Total deposits increased $12.8 to $600 million at March 31, 2009 from $588.0 million at December 31, 2008. The increase in deposits was due to an increase in regular savings and time deposit accounts. Regular savings accounts increased $8.1 million to $76.2 million, primarily due to an account which pays a higher interest rate than comparable products. Time deposit accounts increased $6.8 million to $334.4 million at March 31, 2009.

Stockholders’ equity at March 31, 2009 and December 31, 2008 was $262.5 million and $259.9 million, respectively, which represented 23.3% of total assets as of March 31, 2009 and 23.4% of total assets as of December 31, 2008. The change in stockholders’ equity is comprised of a $3.3 million increase in other comprehensive income, net income of $1.2 million for the three months ended March 31, 2009 and the issuance of 59,721 shares of common stock amounting to $574,000 in connection with stock option exercises. This was partially offset by the repurchase of 172,397 shares for $1.6 million related to the stock repurchase plan and a dividend amounting to $1.5 million declared on January 27, 2009.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

General

Net income was $1.2 million, or $0.04 per diluted share, for the quarter ended March 31, 2009 as compared to $1.9 million, or $0.06 per diluted share, for the same period in 2008. Net interest and dividend income was $8.0 million for the three months ended March 31, 2009 and $7.7 million for the same period in 2008.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income  for, the three months ended March 31, 2009 and 2008 and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when real estate loans are prepaid or refinanced. For analytical purposes, interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings, which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$ 474,669	$ 6,474	5.46%	$ 420,904	$ 6,772	6.44%
Securities(2)	533,861	6,755	5.06	542,533	6,922	5.10
Short-term investments(3)	21,202	4	0.08	28,922	215	2.97
Total interest-earning assets	1,029,732	13,233	5.14%	992,359	13,909	5.61%
Total noninterest-earning assets	68,498			64,908
Total assets	$ 1,098,230			$ 1,057,267

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$ 56,644	249	1.76%	$ 85,092	304	1.43%
Savings accounts	72,146	193	1.07	51,747	160	1.24
Money market accounts	55,601	129	0.93	73,167	221	1.21
Time deposits	330,125	2,704	3.28	344,924	3,656	4.24
Short-term borrowings and long-term debt	235,232	1,809	3.08	168,469	1,720	4.08
Total interest-bearing liabilities	749,748	5,084	2.71%	723,399	6,061	3.35%
Noninterest-bearing deposits	76,601			39,858
Other noninterest-bearing liabilities	10,966			8,801
Total noninterest-bearing liabilities	87,567			48,659
Total liabilities	837,315			772,058
Total equity	260,915			285,209
Total liabilities and equity	$ 1,098,230			$ 1,057,267
Less: Tax-equivalent adjustment(2)		(131)			(140)
Net interest and divided income		$ 8,018			$ 7,708
Net interest rate spread(4)			2.43%			2.26%
Net interest margin(5)			3.17%			3.16%

_______________________________

(1)

Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)

Investment securities, loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.

(3)

Short-term investments include federal funds sold.

(4)

Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)

Net interest margin represents tax equivalent net interest and dividend income as a percentage of average interest earning assets.

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Westfield Financial’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•

Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

•

Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and

•

The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans(1)	$ 865	$ (1,163)	$ (298)
Securities(1)	(111)	(56)	(167)
Short-term investments	(57)	(154)	(211)
Total interest-earning assets	697	(1,373)	(676)

Interest-bearing liabilities
NOW accounts	(102)	47	(55)
Savings accounts	63	(30)	33
Money market accounts	(53)	(39)	(92)
Time deposits	(157)	(795)	(952)
Short-term borrowings and long-term debt	682	(593)	89
Total interest-bearing liabilities	433	(1,410)	(977)
Change in net interest and dividend income	$ 264	$ 37	$ 301

_______________________________

(1)

Securities and loan income and net interest income are presented on a tax equivalent basis using a tax rate of 34%.  The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

Net interest and dividend income increased $310,000 to $8.0 million for the three months ended March 31, 2009 from $7.7 million for the same period in 2008. The net interest margin, on a tax equivalent basis, was 3.17% for the three months ended March 31, 2009 as compared to 3.16% for the same period in 2008. Net interest and dividend income increased primarily as a result of a decrease in interest expense of $977,000 to $5.1 million for the three months ended March 31, 2009 from $6.1 million for the same period in 2008. The average cost of interest-bearing liabilities decreased 64 basis points to 2.71% for the three months ended March 31, 2009 from 3.35% for the same period in 2008. The decrease in the average cost of interest-bearing liabilities was primarily due to the falling interest rate environment.

The decrease in interest expense was partially offset by a decrease in interest and dividend income. Interest and dividend income, on a tax equivalent basis, decreased $676,000 to $13.2 million for the three months ended March 31, 2009 from $13.9 million for the same period in 2008. The yield on interest-earning assets decreased 47 basis points to 5.14% for the three months ended March 31, 2009 from 5.61% for the same period in 2008, as a result of the declining rate environment.

Provision for Loan Losses

The amount that Westfield Bank provided for loan losses during the three months ended March 31, 2009 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs tempered by a decrease in commercial and industrial loans and commercial real estate loans. After evaluating these factors, Westfield Bank provided $1.2 million for loan losses for the three months ended March 31, 2009, compared to $175,000 for the same period in 2008. The allowance was $7.3 million at March 31, 2009 and $8.8 million at December 31, 2008. The allowance for loan losses was 1.54% of total loans at March 31, 2009 and 1.83% at December 31, 2008.

Net charge-offs were $2.7 million for the three months ended March 31, 2009. This was comprised of charge-offs of $2.7 million for the three months ended March 31, 2009, partially offset by recoveries of $11,000 for the same period. Net recoveries for the three months ended March 31, 2008 were $7,000. This was comprised of recoveries of $13,000 for the three months ended March 31, 2008, partially offset by charge-offs of $6,000 for the same period.

At December 31, 2008, the allowance for loan losses included a specific valuation allowance of $2.1 million for a single manufacturing commercial loan relationship.  This amount was charged off at March 31, 2009 and contributed to the decrease in the allowance for loan losses and the allowance for loan losses as a percent of total loans.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $274,000 to $1.1 million for the three months ended March 31, 2009 from $865,000 in the same period in 2008. This was primarily the result of an increase of $151,000 in fees received from the third- party mortgage program as Westfield Bank experienced an increase in mortgage referrals due to a decrease in interest rates. In addition, income from bank-owned life insurance (“BOLI”) increased $32,000 as a result of higher balances in BOLI.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2009 was $6.4 million, compared to $5.8 million for the same period in 2008. Salaries and benefits increased $499,000 to $4.1 million for the three months ended March 31, 2009 compared to $3.6 million for the same period in 2008. The increase in salaries and benefits for the three months ended March 31, 2008 was primarily the result of an increase of $226,000 in share-based compensation and $178,000 related to the defined benefit pension plan due to a decline in the value of assets held by the plan.

Other expenses increased $178,000 primarily due to insurance which increased $139,000 to $157,000 for the three months ended March 31, 2009 compared to $18,000 for the same period in 2008. The FDIC increased the premium to insure deposits for all banks beginning in 2009. In addition, charitable contributions increased $57,000 to $65,000 for the three months ended March 31, 2009 compared to $8,000 for the same period in 2008. Management elected to distribute a larger dollar amount of contributions in the first quarter of 2009, whereas in 2008, the majority of the contributions were made in the first six months of the year.

The increases in noninterest expenses, described above, were partially offset by a decrease of $73,000 in professional services to $401,000 for the three months ended March 31, 2009 compared to $474,000 for the same period in 2008. The decrease occurred primarily because in the 2008 period, the Company paid a fee of $50,000 to a consultant to review bank processes and improve efficiency.

Income Taxes

For the three months ended March 31, 2009, Westfield Financial had a tax provision of $394,000 as compared to $753,000 for the same period in 2008. The effective tax rate was 24.6% for the three months ended March 31, 2009 and 28.8% for the same period in 2008. The decrease in effective tax rate from March 31, 2008 is due primarily to additional provision for loan loss expense recorded in the first quarter of 2009 reducing pre-tax income while maintaining the level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to Westfield Financial’s ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. Westfield Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. Westfield Bank’s maximum additional borrowing capacity from the FHLB at March 31, 2009 was $155.6 million.

Liquidity management is both a daily and long-term function of business management. The measure of a company’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flow, calls of securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that Westfield Financial has sufficient liquidity to meet its current operating needs.

At March 31, 2009, Westfield Financial exceeded each of its applicable regulatory capital requirements. As of March 31, 2009, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized Westfield Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank’s category. Westfield Financial’s and Westfield Bank’s actual capital ratios of March 31, 2009 and December 31, 2008 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$ 275,357	42.76%	$ 51,518	8.00%	N/A	-
Bank	228,115	36.07	50,590	8.00	$ 63,237	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,081	41.63	25,759	4.00	N/A	-
Bank	221,417	35.01	25,295	4.00	37,942	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	268,081	23.69	45,273	4.00	N/A	-
Bank	221,417	20.38	43,458	4.00	54,322	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	221,417	20.38	16,297	1.50	N/A	-
December 31, 2008
Total Capital (to Risk Weighted Assets):
Consolidated	$ 276,857	42.56%	$ 52,042	8.00%	N/A	-
Bank	226,314	35.55	50,930	8.00	$ 63,662	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,725	41.31	26,021	4.00	N/A	-
Bank	219,744	34.52	25,465	4.00	38,197	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	268,725	23.97	44,836	4.00	N/A	-
Bank	219,744	20.51	42,854	4.00	53,567	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	219,744	20.51	16,070	1.50	N/A	-

Westfield Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at March 31, 2009 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$ 523	$ 992	$ 800	$ 10,567	$ 12,882

Borrowings and Debt
Federal Home Loan Bank	80,500	48,500	28,000	-	157,000
Securities sold under agreements
to repurchase	21,000	-	29,800	38,500	89,300
Total borrowings and debt	101,500	48,500	57,800	38,500	246,300

Credit Commitments
Available lines of credit	58,752	-	-	14,799	73,551
Other loan commitments	32,731	-	-	-	32,731
Letters of credit	5,778	-	-	243	6,021
Total credit commitments	97,261	-	-	15,042	112,303

	$ 199,284	$ 49,492	$ 58,600	$ 64,109	$ 371,485

OFF-BALANCE SHEET ARRANGEMENTS

Westfield Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Westfield Financial’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets. Management believes, as of March 31, 2009, that Westfield Bank met all capital adequacy requirements to which it was subject. As of March 31, 2009, the most recent notification from the OTS categorized Westfield Bank as “well capitalized” under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, Westfield Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Westfield Bank’s category.

Management uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under seven different interest rate environments. Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200, and 300 basis points, and decrease 100, 200, and 300 basis points immediately following the current consolidated financial statements. Income from tax-exempt assets is calculated on a fully taxable equivalent basis. Management believes that the risk associated with a 200 or 300 basis point drop in interest rates is mitigated by the already historically low rate environment.

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

The table below sets forth as of March 31, 2010 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Twelve Months Ending March 31, 2010
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
300	34,960	12.2%
200	33,767	8.4%
100	32,158	3.2%
0	31,151	0.0%
-100	29,086	-6.6%
-200	25,998	-16.5%
-300	24,857	-20.2%

Management believes that there have been no significant changes in market risk since March 31, 2009.

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

ITEM 4: CONTROLS AND PROCEDURES

Management, including Westfield Financial’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Westfield Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports Westfield Financial files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Westfield Financial’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

There have been no changes in Westfield Financial’s internal control over financial reporting identified in connection with the evaluation that occurred during Westfield Financial’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Westfield Financial’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2008 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations, except as discussed below.

Stress on the Federal Home Loan Bank (“FHLB”) system may cause our results of operations and financial condition to be adversely affected.

In recent months, the financial media has disclosed that the nation’s FHLB system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several of the FHLBs have announced impairment charges of these and other assets and, as such, their capital positions have deteriorated to the point that they have or may suspend dividend payments to their members. We are a member of the FHLB of Boston (“FHLBB”). In the first quarter of 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. That notice outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment. If there are any further developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of its investment, which in turn could affect our net income and shareholders’ equity. At March 31, 2009 our investment in FHLBB stock was approximately $8.9 million.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by Westfield Financial of its common stock during the three months ended March 31, 2009.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program(1)

January 1 - 31, 2009	-	-	-	2,154,979

February 1 - 28, 2009	100,655	9.59	100,655	2,054,324

March 1 - 31, 2009	71,742	9.16	71,742	1,982,582

Total	172,397	9.41	172,397	1,982,582

(1)

In January 2008, the Board of Directors voted to authorize the commencement of a repurchase program (“Repurchase Program”) authorizing the Company to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The Repurchase Program will continue until it is completed. The repurchases may be made from time to time at the discretion of management of the Company.

There were no sales by Westfield Financial of unregistered securities during the three months ended March 31, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are furnished with this report:

2.1	Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank. (1)

3.1	Articles of Organization of Westfield Financial, Inc. (2)

3.2	Bylaws of Westfield Financial, Inc. (2)

4.1	Form of Stock Certificate of Westfield Financial, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (3)

10.2	Amendments to the Employee Stock Ownership Plan of Westfield Financial, Inc. (4)

10.3	Form of Director’s Deferred Compensation Plan. (5)

10.4	The 401(k) Plan adopted by Westfield Bank. (6)

10.5	Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (7)

10.6	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams. (5)

10.7	Amended and Restated Employment Agreement between Donald A. Williams and Westfield Bank. (7)

10.8	Amended and Restated Employment Agreement between Michael J. Janosco, Jr. and Westfield Bank. (7)

10.9	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank. (8)

10.10	Amended and Restated Employment Agreement between Donald A. Williams and Westfield Financial, Inc. (7)

10.11	Amended and Restated Employment Agreement between Michael J. Janosco, Jr. and Westfield Financial, Inc.(7)

10.12	Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (8)

10.13	Form of Amended and Restated Change in Control Agreement by and among certain officers, Westfield Financial, Inc. and Westfield Bank. (7)

10.14	Agreement between Westfield Bank and Village Mortgage Company. (1)

10.15	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (8)

10.16	Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc. (8)

10.17	Employment Agreement between Gerald P. Ciejka and Westfield Bank (8)

10.18	Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (8)

10.19	Employment Agreement between Allen J. Miles, III and Westfield Bank (8)

10.20	Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_______________________________

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

Westfield Financial, Inc.
(Registrant)

	By:	/s/ James C. Hagan
James C. Hagan President and Chief Executive Officer

	By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr. Vice President/Chief Financial Officer

May 7, 2009