Form 10-Q
period 2009-06-30
WESTFIELD FINANCIAL INC
filed 2009-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

At August 3, 2009, the registrant had 30,911,329 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1: FINANCIAL STATEMENTS

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

(Dollars in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$ 13,515	$ 11,525
Federal funds sold	9,368	42,338
Interest-bearing deposits and other short-term investments	567	2,670
Cash and cash equivalents	23,450	56,533

SECURITIES:
Available for sale - at fair value	19,196	24,396

Held to Maturity - at amortized cost (fair value of $76,881 at June 30, 2009 and $82,491 at December 31, 2008)	74,298	79,303

MORTGAGE-BACKED SECURITIES:
Available for sale - at fair value	261,056	233,747

Held to maturity - at amortized cost (fair value $237,221 at June 30, 2009 and $168,716 at December 31, 2008)	234,192	168,332

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	9,164	8,456

LOANS - Net of allowance for loan losses of $7,337 at June 30, 2009 and $8,796 at December 31, 2008	476,999	472,135

PREMISES AND EQUIPMENT, Net	12,345	12,066

ACCRUED INTEREST RECEIVABLE	5,324	5,261

BANK-OWNED LIFE INSURANCE	36,814	36,100

DEFERRED TAX ASSET, Net	8,097	10,521

OTHER ASSETS	3,829	2,206
TOTAL ASSETS	$ 1,164,764	$ 1,109,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$ 79,303	$ 50,860
Interest-bearing	552,677	537,169
Total deposits	631,980	588,029

SHORT-TERM BORROWINGS	51,329	49,824

LONG-TERM DEBT	212,831	173,300

DUE TO BROKER	-	27,603

OTHER LIABILITIES	11,214	10,381
TOTAL LIABILITIES	907,354	849,137

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized. None outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,911,329 shares issued and outstanding at June 30, 2009; 31,307,881 shares issued and outstanding at December 31, 2008	309	313
Additional paid-in capital	202,154	204,866
Unearned compensation - ESOP	(10,606)	(10,913)
Unearned compensation - Equity Incentive Plan	(3,757)	(4,337)
Retained earnings	73,447	78,898
Accumulated other comprehensive loss	(4,137)	(8,908)
Total stockholders’ equity	257,410	259,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,164,764	$ 1,109,056

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$ 6,083	$ 6,285	$ 12,296	$ 12,587
Residential and commercial real estate loans	4,580	4,564	9,200	9,240
Commercial and industrial loans	1,813	1,948	3,581	3,923
Debt securities, tax-exempt	367	345	735	679
Consumer loans	67	82	138	169
Equity securities	61	151	120	331
Federal funds sold	4	172	8	386
Interest-bearing deposits and other short-term investments	-	-	-	1
Total interest and dividend income	12,975	13,547	26,078	27,316

INTEREST EXPENSE:
Deposits	3,290	3,794	6,565	8,135
Short-term borrowings	88	285	194	623
Long-term debt	1,791	1,515	3,493	2,897
Total interest expense	5,169	5,594	10,252	11,655
Net interest and dividend income	7,806	7,953	15,826	15,661

PROVISION FOR LOAN LOSSES	590	240	1,740	415
Net interest and dividend income after provision for loan losses	7,216	7,713	14,086	15,246

NONINTEREST INCOME:
Service charges and fees	735	609	1,444	1,164
Income from bank-owned life insurance	363	323	714	643
Gain on sales of securities, net	122	19	208	319
Loss on disposal of premises and equipment, net	-	-	(8)	-
Loss on prepayment of borrowings	(142)	-	(142)	-
Other-than-temporary impairment of securities	-	-	-	(310)
Total noninterest income	1,078	951	2,216	1,816

NONINTEREST EXPENSE:
Salaries and employees benefits	3,876	3,488	7,983	7,096
Occupancy	667	624	1,316	1,226
Professional fees	518	373	920	847
Computer operations	421	420	857	854
Stationery, supplies and postage	93	124	190	250
FDIC insurance	691	24	848	42
Other	741	680	1,302	1,202
Total noninterest expense	7,007	5,733	13,416	11,517
INCOME BEFORE INCOME TAXES	1,287	2,931	2,886	5,545

INCOME TAXES	214	811	607	1,564
NET INCOME	$ 1,073	$ 2,120	$ 2,279	$ 3,981

EARNINGS PER COMMON SHARE:
Basic earnings per share	$ 0.04	$ 0.07	$ 0.08	$ 0.13
Weighted average shares outstanding	29,554,551	29,853,315	29,619,760	29,956,810
Diluted earnings per share	$ 0.04	$ 0.07	$ 0.08	$ 0.13
Weighted average diluted shares outstanding	29,815,832	30,190,658	29,892,867	30,361,293

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – UNAUDITED

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
BALANCE AT DECEMBER 31, 2008	31,307,881	$ 313	$ 204,866	$ (10,913)	$ (4,337)	$ 78,898	$ (8,908)	$ 259,919
Comprehensive income:
Net income	-	-	-	-	-	2,279	-	2,279
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	4,427	4,427
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	344	344
Total comprehensive income								7,050
Common stock held by ESOP committed to be released (91,493 shares)	-	-	128	307	-	-	-	435
Share-based compensation - stock options	-	-	506	-	-	-	-	506
Share-based compensation - equity incentive plan	-	-	-	-	714	-	-	714
Excess tax benefits from equity incentive plan	-	-	40	-	-	-	-	40
Common stock repurchased	(456,273)	(5)	(4,197)	-	-	-	-	(4,202)
Issuance of common stock in connection with stock option exercises	59,721	1	574	-	-	(313)	-	262
Issuance of common stock in connection with equity incentive plan	-	-	138	-	(138)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(4)	-	4	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	103	-	-	-	-	103
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(7,417)	-	(7,417)
BALANCE AT JUNE 30, 2009	30,911,329	$ 309	$ 202,154	$ (10,606)	$ (3,757)	$ 73,447	$ (4,137)	$ 257,410

BALANCE AT DECEMBER 31, 2007	31,933,549	$ 319	$ 209,497	$ (11,542)	$ (5,493)	$ 92,702	$ 1,049	$ 286,532
Comprehensive income:
Net income	-	-	-	-	-	3,981	-	3,981
Net unrealized losses on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	(3,050)	(3,050)
Total comprehensive income								931
Common stock held by ESOP committed to be released (93,947 shares)	-	-	146	314	-	-	-	460
Share-based compensation - stock options	-	-	346	-	-	-	-	346
Share-based compensation - equity incentive plan	-	-	-	-	501	-	-	501
Common stock repurchased	(983,471)	(10)	(9,769)	-	-	-	-	(9,779)
Issuance of common stock in connection with stock option exercises	433,110	4	4,447	-	-	(2,550)	-	1,901
Excess tax benefits in connection with stock option exercises	-	-	345	-	-	-	-	345
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(7,538)	-	(7,538)
BALANCE AT JUNE 30, 2008	31,383,188	$ 313	$ 205,012	$ (11,228)	$ (4,992)	$ 86,595	$ (2,001)	$ 273,699

See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$ 2,279	$ 3,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,740	415
Depreciation and amortization of premises and equipment	604	596
Net amortization of premiums and discounts on securities, mortgage-backed
securities and mortgage loans	529	118
Share-based compensation expense	1,220	847
Amortization of ESOP expense	435	460
Excess tax benefits from equity incentive plan	(40)	-
Excess tax benefits in connection with stock option exercises	(103)	(345)
Net gains on sales of securities	(208)	(319)
Other-than-temporary impairment of securities	-	310
Write-downs of other real estate owned	17	-
Loss on sale of premises and equipment, net	8	-
Loss on prepayment of borrowings	142	-
Deferred income tax benefit	(134)	(90)
Income from bank-owned life insurance	(714)	(643)
Changes in assets and liabilities:
Accrued interest receivable	(89)	197
Other assets	(1,365)	(989)
Other liabilities	1,497	(1,605)
Net cash provided by operating activities	5,818	2,933
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(10,111)	-
Proceeds from calls, maturities, and principal collections	15,090	20,000
Securities, available for sale:
Purchases	(106)	(12,217)
Proceeds from sales	5,107	15,242
Proceeds from calls, maturities, and principal collections	-	9,992
Mortgage-backed securities, held to maturity:
Purchases	(91,282)	(18,339)
Principal collections	25,231	20,278
Mortgage-backed securities, available for sale:
Purchases	(86,489)	(63,782)
Proceeds from sales	8,397	4,424
Principal collections	30,141	25,441
Purchase of residential mortgages	(12,194)	(977)
Net other decrease (increase) in loans	5,283	(19,233)
Purchase of Federal Home Loan Bank of Boston stock	(708)	(936)
Purchases of premises and equipment	(891)	(258)
Purchase of bank-owned life insurance	-	(2,000)
Net cash used in investing activities	(112,532)	(22,365)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	43,951	(16,216)
Net change in short-term borrowings	1,505	12,127
Repayment of long-term debt	(35,142)	(10,000)
Proceeds from long-term debt	74,531	58,500
Cash dividends paid	(7,417)	(7,538)
Common stock repurchased	(4,202)	(9,779)
Issuance of common stock in connection with stock option exercises	262	1,901
Excess tax benefits in connection with equity incentive plan	40	-
Excess tax benefits in connection with stock option exercises	103	345
Net cash provided by financing activities	73,631	29,340
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(33,083)	9,908
Beginning of period	56,533	37,623
End of period	$ 23,450	$ 47,531
Supplemental cash flow information:
Transfer of loans to other real estate owned	$ 275	$ -
Interest paid	10,239	11,507
Taxes paid	1,760	2,140

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

Westfield Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). Westfield Bank operates ten branches in Western Massachusetts. Westfield Bank’s primary source of revenue is earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial’s financial condition as of June 30, 2009, and the results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the six months ended June 30, 2009 and 2008 have been computed based on the following:

Three Months Ended June 30,			Six Months Ended June 30,
2009		2008	2009	2008
(In thousands, except per share data)

Net income applicable to common stock	$ 1,073	$ 2,120	$ 2,279	$ 3,981

Average number of common shares issued	31,134	31,540	31,213	31,655
Less: Average unallocated ESOP Shares	(1,528)	(1,622)	(1,540)	(1,633)
Less: Average ungranted equity incentive plan shares	(51)	(65)	(53)	(65)

Average number of common shares outstanding used to calculate basic earnings per common share (1)	29,555	29,853	29,620	29,957

Effect of dilutive stock options	261	337	273	404

Average number of common shares outstanding used to calculate diluted earnings per common share	29,816	30,190	29,893	30,361

Basic earnings per share	$ 0.04	$ 0.07	$ 0.08	$ 0.13

Diluted earnings per share	$ 0.04	$ 0.07	$ 0.08	$ 0.13

_______________________________

(1)

Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with Financial Accounting Standards Board Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation. At June 30, 2009 and 2008, 1,538,357 and 1,501,857 shares were antidilutive, respectively.

3. SECURITIES

Securities are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$ 39,919	$ 1,767	$ -	$ 41,686
Municipal bonds	34,379	848	(32)	35,195

Total held to maturity	74,298	2,615	(32)	76,881

Available for sale:
Government-sponsored enterprises	11,000	-	(79)	10,921
Municipal bonds	1,957	46	-	2,003
Equity securities	6,406	-	(134)	6,272

Total available for sale	19,363	46	(213)	19,196

Total securities	$ 93,661	$ 2,661	$ (245)	$ 96,077

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$ 44,906	$ 2,900	$ -	$ 47,806
Municipal bonds	34,397	467	(179)	34,685

Total held to maturity	79,303	3,367	(179)	82,491

Available for sale:
Government-sponsored enterprises	16,018	281	-	16,299
Municipal bonds	1,957	27	(14)	1,970
Equity securities	6,301	-	(174)	6,127

Total available for sale	24,276	308	(188)	24,396

Total securities	$ 103,579	$ 3,675	$ (367)	$ 106,887

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$ (10)	$ 2,292	$ (22)	$ 1,312

Total held to maturity	(10)	2,292	(22)	1,312

Available for sale:
Government-sponsored enterprises	(79)	10,921	-	-
Equity securities	(30)	911	(104)	3,998

Total available for sale	(109)	11,832	(104)	3,998

Total securities	$ (119)	$ 14,124	$ (126)	$ 5,310

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$ (155)	$ 6,677	$ (24)	$ 1,585

Total held to maturity	(155)	6,667	(24)	1,585

Available for sale:
Municipal bonds	(14)	1,093	-	-
Equity securities	-	-	(174)	3,842

Total available for sale	(14)	1,093	(174)	3,842

Total securities	$ (169)	$ 7,770	$ (198)	$ 5,427

At June 30, 2009, five debt securities and one equity security have gross unrealized losses with aggregate depreciation of 0.6% from Westfield Financial’s amortized cost basis which have existed for less than twelve months. Because these losses on debt securities relate to highly rated government-sponsored enterprise securities and municipal obligations and are the result of fluctuations in interest rates, Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at June 30, 2009. Because the losses on the one equity security is related to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities, are the result of fluctuations in interest rates, and Westfield Financial does not intend to sell this security prior to the recovery of its amortized cost basis, no declines are deemed to be other than temporary at June 30, 2009.

At June 30, 2009, two debt securities have gross unrealized losses with aggregate depreciation of 1.6% from Westfield Financial’s amortized cost basis which have existed for greater than twelve months. Because these losses relate to highly rated municipal obligations, are the result of fluctuations in interest rates, and Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at June 30, 2009.

At June 30, 2009, two equity securities have gross unrealized losses with aggregate depreciation of 2.2% from Westfield Financial’s cost basis which have existed for greater than twelve months and are principally related to fluctuations in interest rates. These losses relate to mutual funds which invest primarily in short-term debt instruments and adjustable rate mortgage-backed securities. Because these losses are the result of fluctuations in interest rates, and Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at June 30, 2009.

At June 30, 2009, one preferred equity security had a gross unrealized loss with aggregate depreciation of 35.9% from Westfield Financial’s cost basis which existed for greater than twelve months. In 2008, Westfield Financial recorded write-downs on preferred stock issued by Freddie Mac of $961,000. Freddie Mac was placed into conservatorship by the United States Treasury in September 2008. Westfield Financial’s book value remaining on preferred stock issued by Freddie Mac was $39,000 at June 30, 2009.

The amortized cost and fair value of debt securities at June 30, 2009, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issues have the right to call or repay obligations.

	June 30, 2009
	Amortized Cost	Estimated Fair Value
	(In thousands)

Held to maturity:
Due in one year or less	$ 5,092	$ 5,108
Due after one year through five years	22,939	23,652
Due after five years through ten years	33,629	35,307
Due after ten years	12,638	12,814

Total held to maturity	$ 74,298	$ 76,881

Available for sale:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	1,392	1,432
Due after ten years	11,565	11,492

Total available for sale	$ 12,957	$ 12,924

Proceeds from the sale of securities available for sale amounted to $5.1 million and $15.2 million for the six months ended June 30, 2009 and 2008, respectively.

Gross realized gains of $0 and $19,000 and no gross realized losses were recorded on the sales of securities during the three months ended June 30, 2009 and 2008, respectively. Gross realized gains of $88,000 and $231,000 and gross realized losses of $2,000 and $11,000 were recorded on the sales of securities during the six months ended June 30, 2009 and 2008, respectively. Westfield Financial recorded gross losses of $310,000 million due to other-than-temporary impairment in value of securities during the six months ended June 30, 2008. Westfield Financial recorded no impairment losses during the six months ended June 30, 2009.

At June 30, 2009 and December 31, 2008, one security with a carrying value of $4.9 million was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ 111,582	$ 2,507	$ (264)	$ 113,825
Freddie Mac	83,385	1,938	(114)	85,209
Ginnie Mae	7,231	89	(3)	7,317
Collateralized mortgage obligations	31,994	18	(1,142)	30,870

Total held to maturity	234,192	4,552	(1,523)	237,221

Available for sale:
Fannie Mae	143,532	2,056	(487)	145,101
Freddie Mac	59,937	1,365	(137)	61,165
Ginnie Mae	24,107	326	(17)	24,416
Collateralized mortgage obligations	37,419	-	(7,045)	30,374

Total available for sale	264,995	3,747	(7,686)	261,056

Total mortgage-backed securities	$ 499,187	$ 8,299	$ (9,209)	$ 498,277

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ 89,910	$ 1,207	$ (341)	$ 105,304
Freddie Mac	64,067	1,264	(225)	65,106
Ginnie Mae	7,892	1	(340)	7,553
Collateralized mortgage obligations	6,463	-	(1,182)	5,281

Total held to maturity	168,332	2,472	(2,088)	168,716

Available for sale:
Fannie Mae	105,397	476	(569)	105,304
Freddie Mac	56,529	642	(199)	56,972
Ginnie Mae	40,401	181	(158)	40,424
Collateralized mortgage obligations	42,453	-	(11,406)	31,047

Total available for sale	244,780	1,299	(12,332)	233,747

Total mortgage-backed securities	$ 413,112	$ 3,771	$ (14,420)	$ 402,463

Proceeds from the sale of mortgage-backed securities available for sale amounted to $8.4 million and $4.4 million at June 30, 2009 and 2008, respectively.

Gross realized gains of $122,000 and $0 and no gross realized losses were recorded on sales of mortgage-backed securities during the three months ended June 30, 2009 and 2008, respectively. Gross realized gains of $122,000 and $99,000 and no gross realized losses were recorded on sales of mortgage-backed securities during the six months ended June 30, 2009 and 2008, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ (217)	$ 29,533	$ (47)	$ 4,218
Freddie Mac	(86)	12,455	(28)	1,802
Ginnie Mae	-	-	(3)	1,677
Collateralized mortgage obligations	(476)	20,615	(666)	3,258

Total held to maturity	(779)	62,603	(744)	10,955

Available for sale:
Fannie Mae	(479)	38,035	(8)	1,321
Freddie Mac	(133)	4,809	(4)	391
Ginnie Mae	-	-	(17)	1,438
Collateralized mortgage obligations	(1,047)	11,247	(5,998)	19,125

Total available for sale	(1,659)	54,091	(6,027)	22,275

Total mortgage-backed securities	$ (2,438)	$ 116,694	$ (6,771)	$ 33,230

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$ (216)	$ 14,402	$ (125)	$ 8,662
Freddie Mac	(141)	13,742	(84)	2,667
Ginnie Mae	(266)	5,482	(74)	1,867
Collateralized mortgage obligations	(1,182)	5,282	-	-

Total held to maturity	(1,805)	38,908	(283)	13,196

Available for sale:
Fannie Mae	(479)	42,746	(90)	11,416
Freddie Mac	(147)	9,802	(52)	10,794
Ginnie Mae	(147)	3,842	(11)	251
Collateralized mortgage obligations	(6,953)	28,423	(4,453)	2,624

Total available for sale	(7,726)	84,813	(4,606)	25,085

Total mortgage-backed securities	$ (9,531)	$ 123,721	$ (4,889)	$ 38,281

At June 30, 2009, thirty-four mortgage-backed securities have gross unrealized losses with aggregate depreciation of 2.0% from Westfield Financial’s amortized cost basis which have existed for less than twelve months. At June 30, 2009, forty-one mortgage-backed securities have gross unrealized losses of 7.9% from Westfield Financial’s amortized cost basis which existed for greater than twelve months. Because these losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, are the result of an illiquid market, and Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at June 30, 2009.

At June 30, 2009, two mortgage-backed securities had gross unrealized losses of 61.9% from Westfield Financial’s amortized cost basis of temporarily impaired debt securities which existed for greater than twelve months. The securities are privately issued collateralized mortgage obligations. Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third quarter of 2008. Westfield Financial’s internal model estimates expected future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances. Based upon the above analysis, Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at June 30, 2009.

5. SHARE-BASED COMPENSATION

Under the Westfield Financial, Inc. 2007 Recognition and Retention Plan and 2007 Stock Option Plan, Westfield Financial may grant up to 624,041 stock awards and 1,631,682 stock options to its directors, officers, and employees, respectively. Westfield Financial applies Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS 123(R)”) in accounting for stock awards and stock options.

Stock award allocations are recorded as unearned compensation based on the market price at the date of grant. Unearned compensation is amortized over the vesting period.

Westfield Financial may grant both incentive and non-statutory stock options. The exercise price of each option equals the market price of Westfield Financial’s stock on the date of grant with a maximum term of ten years.

The fair value of each option grant is estimated on the grant date using the binomial option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2009

Expected dividend yield	6.07%
Expected life	10	years
Expected volatility	35.70%
Risk-free interest rate	2.59%

All stock awards and stock options currently vest at 20% per year. At June 30, 2009, 51,441 stock awards and 171,899 stock options were available for future grants.

Westfield Financial’s stock award and stock option plans activity for the six months ended June 30, 2009 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	465,192	$ 6.92	2,276,223	$ 8.15
Granted	14,000	9.89	39,000	9.89
Stock options exercised	-	-	(59,721)	4.39
Stock awards vested	(11,200)	10.04	-	-
Forfeited	(400)	10.04	(2,500)	10.04
Outstanding at June 30, 2009	467,592	$ 6.93	2,253,002	$ 8.28

No stock awards were granted, vested, or forfeited during the six months ended June 30, 2008. No stock options were granted in the six months ended June 30, 2008.

Westfield Financial recorded compensation cost related to the stock awards of $331,000 and $251,000 for the three months ended June 30, 2009 and 2008, respectively, and $714,000 and $501,000 for the six months ended June 30, 2009 and 2008, respectively.

Westfield Financial recorded compensation costs relating to stock options of $233,000 and $506,000, with a related tax benefit of $65,000 and $134,000 for the three and six months ended June 30, 2009, respectively. Westfield Financial recorded compensation costs relating to stock options of $173,000 and $346,000, with a related tax benefit of $45,000 and $90,000 for the three and six months ended June 30, 2008, respectively.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Westfield Bank utilizes short-term borrowings and long-term debt as an additional source of funds to finance its lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $32.9 million and $28.5 million at June 30, 2009 and December 31, 2008, respectively. Customer repurchase agreements were $18.4 million at June 30, 2009 and $21.3 million at December 31, 2008. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank’s customer repurchase agreements at June 30, 2009 and December 31, 2008 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements. At June 30, 2009, Westfield Bank had $126.5 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer. Customer repurchase agreements were $5.0 million at June 30, 2009 and none at December 31, 2008. This compares to $115.0 million in long-term debt with FHLB advances and $58.3 million in securities sold under repurchase agreements with an approval broker-dealer at December 31, 2008. In the second quarter of 2009, securities sold under repurchase agreements amounting to $13.0 million were executed with an average interest rate of 2.98% and final maturities in the second quarter of 2014. The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2010.

7. PENSION AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$ 216	$ 175	$ 431	$ 351
Interest cost	183	162	366	324
Expected return on assets	(169)	(188)	(338)	(377)
Transition obligation	(3)	(3)	(6)	(6)
Actuarial loss (gain)	34	(9)	68	(17)
Net periodic pension cost	$ 261	$ 137	$ 521	$ 275

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

8. FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2009
	Level 1	Level 2	Level 3	Total
(In thousands)

Securities available for sale	$ 6,272	$ 12,924	$ -	$ 19,196
Mortgage-backed securities available for sale	-	261,056	-	261,056
	$ 6,272	$ 273,980	$ -	$ 280,252

June 30, 2008
	Level 1	Level 2	Level 3	Total
(In thousands)

Securities available for sale	$ 6,759	$ 17,497	$ -	$ 24,256
Mortgage-backed securities available for sale	-	235,831	-	235,831
	$ 6,759	$ 253,328	$ -	$ 260,087

Also, Westfield Financial may be required, from time to time, to measure certain other financial assets and liabilities on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at and for the three and six months ended June 30, 2009 and 2008.

	At June 30, 2009			Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
(In thousands)

Impaired loans	$ -	$ -	$ 1,757	$ (222)	$ (397)
Total assets	$ -	$ -	$ 1,757	$ (222)	$ (397)

	At June 30, 2008			Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)
(In thousands)

Impaired loans	$ -	$ -	$ 1,621	$ -	$ (91)
Total assets	$ -	$ -	$ 1,621	$ -	$ (91)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The resulting losses were recognized in earnings through the provision for loan losses.

Westfield Financial does not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

The estimated fair values of Westfield Financial’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets:
Cash and cash equivalents	$ 23,450	$ 23,450	$ 56,533	$ 56,533
Securities:
Available for sale	19,196	19,196	24,396	24,396
Held to maturity	74,298	76,881	79,303	82,491

Mortgage-backed securities:
Available for sale	261,056	261,056	233,747	233,747
Held to maturity	234,192	237,221	168,332	168,716
Federal Home Loan Bank of Boston and other restricted stock	9,164	9,164	8,456	8,456

Loans- net	476,999	479,794	472,135	492,121

Accrued interest receivable	5,324	5,324	5,261	5,261

Liabilities:
Deposits	631,890	631,679	588,029	591,244

Short-term borrowings	51,329	51,328	49,824	49,824

Long-term debt	212,831	213,569	173,300	177,567

Accrued interest payable	775	775	762	762

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

9. SUBSEQUENT EVENT

Effective this quarter, Westfield Financial implemented SFAS 165. Management evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date Westfield Financial issued these financial statements. During this period, Westfield Financial did not have any material recognized or unrecognized subsequent events.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This staff position requires disclosure of information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements. Also, an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets. In addition, it requires a nonpublic entity that sponsors one or more defined benefit pension or postretirement plans to disclose the net periodic benefit cost recognized for each annual period for which an annual statement of income is presented. The disclosures about plan assets are required for fiscal years ending after December 15, 2009. The requirement to disclose the net periodic benefit cost is effective as of December 31, 2008 and this disclosure has been provided in these consolidated financial statements. Upon initial adoption of FSP 132(R)-1, disclosures are not required for earlier periods that are presented for comparative purposes. The adoption of FSP 132 (R)-1 is not expected to have a material impact on the consolidated financial statements of Westfield Financial.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP 115-2 and 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. Under FSP 115-2 and 124-2, declines in the fair value of debt securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Westfield Financial adopted this Statement at June 30, 2009 and its adoption did not have a material impact on the consolidated financial statements of Westfield Financial.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting period ending after June 15, 2009, and shall be applied prospectively. Westfield Financial adopted this Statement at June 30, 2009 and its adoption did not have a material impact on the consolidated financial statements of Westfield Financial.

In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Westfield Financial adopted this Statement at June 30, 2009 and its adoption did not have a material impact on the consolidated financial statements of Westfield Financial.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events.” This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or 13 transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Westfield Financial adopted this Statement at June 30, 2009 and its adoption did not have a material impact on the consolidated financial statements of Westfield Financial.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS No 166”). This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Statement is not expected to have a material impact on the consolidated financial statements of Westfield Financial.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Statement is not expected to have a material impact on the consolidated financial statements of Westfield Financial.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on Westfield Financial’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

Please review our financial results for the quarter and six months ended June 30, 2009 in the context of this strategy.

•

Net income was $1.1 million, or $0.04 per diluted share, for the quarter ended June 30, 2009 compared to $2.1 million, or $0.07 per diluted share for the same period in 2008. For the six months ended June 30, 2009, net income was $2.3 million, or $0.08 per diluted share compared to $4.0 million, or $0.13 per diluted share for the same period in 2008.

•

FDIC insurance expense increased $667,000 to $691,000 for the three months ended June 30, 2009 from $24,000 for the same period in 2008. The FDIC insurance expense increased $806,000 to $848,000 for the six months ended June 30, 2009 from $42,000 for the same period in 2008. Both the 2009 periods include the accrual for a special assessment that was imposed upon all banks at June 30, 2009, which for Westfield Bank, amounted to $453,000.

•

The provision for loans losses was $590,000 for the three months ended June 30, 2009 compared to $240,000 for the same period in 2008. For the six months ended June 30, 2009, the provision for loan losses was $1.7 million compared to $415,000 for the same period in 2008. The factors that influenced the increase in the provision for loan losses primarily include an increase in charge-offs, the continued weakening of the local and national economy, and an increase in the commercial loan portfolio.

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

On a quarterly basis, Westfield Financial reviews securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other-than-temporary. Declines in the fair value of held to maturity and available for sale securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) its intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008

Total assets increased $55.7 million to $1.2 billion at June 30, 2009. Securities increased $83.7 million to $597.9 million at June 30, 2009 from $514.2 million at December 31, 2008. The increase in securities was the result of reinvesting funds from deposits, short-term borrowings and long-term debt into securities. Cash and cash equivalents decreased $33.1 million to $23.4 million at June 30, 2009 from $56.5 million at December 31, 2008.

The composition of Westfield Financial’s loan portfolio at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30,	December 31,
	2009	2008

Commercial real estate	$ 232,620	$ 223,857
Residential real estate	65,769	62,810
Home equity	33,289	35,562
Commercial and industrial	148,507	153,861
Consumer	3,809	4,248
Total loans	483,994	480,338
Unearned premiums and deferred loan fees and costs, net	342	593
Allowance for loan losses	(7,337)	(8,796)
	$ 476,999	$ 472,135

Net loans increased by $4.9 million to $477.0 million at June 30, 2009 from $472.1 million at December 31, 2008. Commercial real estate and commercial and industrial loans increased $3.4 million to $381.1 million at June 30, 2009 from $377.7 million at December 31, 2008. Owner occupied commercial real estate loans totaled $96.5 million at June 30, 2009 and $96.3 million at December 31, 2008, while non-owner occupied commercial real estate loans totaled $136.1 million at June 30, 2009 and $127.6 million at December 31, 2008.

Nonperforming loans decreased $2.3 million to $6.5 million at June 30, 2009 compared to $8.8 million at December 31, 2008. This represented 1.34% of total loans at June 30, 2009 and 1.83% of total loans at December 31, 2008. The decrease in nonperforming loans was related to a single commercial manufacturing relationship of $5.5 million. The business was sold in 2009 and resulted in a charge-off of $3.1 million.

The following table presents information regarding nonperforming mortgage, consumer and other loans. And foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. At June 30, 2009, Westfield Bank had $6.4 million of nonaccrual loans and $258,000 in foreclosed real estate, respectively. At December 31, 2008, Westfield Bank had $8.8 million of nonaccrual loans and no foreclosed real estate, respectively. If all nonaccrual loans had been performing in accordance with their terms, Westfield Bank would have earned additional interest income of $92,000 and $200,000 for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$ 1,159	$ 905
Home equity	202	239
Commercial real estate	1,554	1,460
Total nonaccrual real estate loans	2,915	2,604
Other loans:
Commercial and industrial	3,576	6,195
Consumer	4	6
Total nonaccrual consumer and other loans	3,580	6,201
Total nonperforming loans	6,495	8,805
Foreclosed real estate, net	258	-
Total nonperforming assets	$ 6,753	$ 8,805
Nonperforming loans to total loans	1.34%	1.83%
Nonperforming assets to total assets	0.58	0.79

Asset growth was funded primarily through a $39.5 million increase in long-term debt. Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, was $212.8 million at June 30, 2009 and $173.3 million at December 31, 2008. As of June 30, 2009, FHLB advances comprised $126.5 million and securities sold under repurchase agreements comprised $86.3 million of the long-term debt. Current interest rates permit Westfield Financial to earn a more advantageous spread by borrowing funds and reinvesting in loans and securities.

Short-term borrowings were $51.3 million at June 30, 2009 and $49.8 million at December 31, 2008. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $32.9 million at June 30, 2009 and $28.5 million at December 31, 2008. Customer repurchase agreements were $18.4 million at June 30, 2009 and $21.3 million at December 31, 2008. A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of Westfield Bank’s customer repurchase agreements at June 30, 2009 were held by commercial customers.

Total deposits increased $44.0 to $632.0 million at June 30, 2009 from $588.0 million at December 31, 2008. The increase in deposits was due to an increase in checking accounts and regular savings accounts. Checking accounts increased $22.4 million to $157.0 million at June 30, 2009 from $134.6 million for December 31, 2008. Regular savings accounts increased $18.5 million to $86.6 million at June 30, 2009. The increases in both checking and savings accounts were primarily due to accounts which pay a higher interest rate than comparable products. Time deposit accounts increased $8.0 million to $335.6 million at June 30, 2009.

Stockholders’ equity at June 30, 2009 and December 31, 2008 was $257.4 million and $259.9 million, respectively, which represented 22.1% of total assets as of June 30, 2009 and 23.4% of total assets as of December 31, 2008. The change in stockholders’ equity is comprised of the repurchase of 456,273 shares for $4.2 million related to the stock repurchase plan and dividends declared amounting to $7.4 million. This was partially offset by $4.8 million decrease in other comprehensive loss, net income of $2.3 million and share-based compensation expense of $1.7 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

General

Net income was $1.1 million, or $0.04 per diluted share, for the quarter ended June 30, 2009 as compared to $2.1 million, or $0.07 per diluted share, for the same period in 2008. Net interest and dividend income was $7.8 million for the three months ended June 30, 2009 and $8.0 million for the same period in 2008.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2009 and 2008 and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$ 475,148	$ 6,488	5.46%	$ 432,081	$ 6,630	6.14%
Securities(2)	568,521	6,630	4.66	540,388	6,900	5.11
Short-term investments(3)	20,760	4	0.08	33,006	172	2.08
Total interest-earning assets	1,064,429	13,122	4.93	1,005,475	13,702	5.45
Total noninterest-earning assets	72,380			67,313
Total assets	$ 1,136,809			$ 1,072,788

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$ 64,771	326	2.01	88,754	316	1.42
Savings accounts	80,531	235	1.17	58,266	182	1.25
Money market accounts	53,870	127	0.94	68,844	198	1.15
Time deposits	335,403	2,602	3.10	329,790	3,098	3.76
Short-term borrowings and long-term debt	249,351	1,879	3.01	197,844	1,800	3.64
Total interest-bearing liabilities	783,926	5,169	2.64	743,498	5,594	3.01
Noninterest-bearing deposits	80,865			42,842
Other noninterest-bearing liabilities	12,233			9,506
Total noninterest-bearing liabilities	93,098			52,348
Total liabilities	877,024			795,846
Total equity	259,785			276,942
Total liabilities and equity	$ 1,136,809			$ 1,072,788
Less: Tax-equivalent adjustment(2)		(147)			(155)
Net interest and dividend income		$ 7,806			$ 7,953
Net interest rate spread(4)			2.29%			2.44%
Net interest margin(5)			3.00%			3.23%

____________________

(1)

Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)

Securities, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

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

	Three Months Ended June 30, 2009 compared
	to Three Months Ended June 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$ 661	$ (803)	$ (142)
Securities (1)	359	(629)	(270)
Short-term investments	(64)	(104)	(168)
Total interest earning assets	956	(1,536)	(580)

Interest-bearing liabilities
NOW accounts	(85)	95	10
Savings accounts	70	(17)	53
Money market accounts	(43)	(28)	(71)
Time deposits	53	(549)	(496)
Short-term borrowing and long-term debt	469	(390)	79
Total interest-bearing liabilities	464	(889)	(425)
Change in net interest and dividend income	$ 492	$ (647)	$ (155)

____________________

(1)

Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $147,000 to $7.8 million for the three months ended June 30, 2009 from $8.0 million for the same period in 2008. The net interest margin, on a tax-equivalent basis, was 3.00% for the three months ended June 30, 2009 as compared to 3.23% for the same period in 2008. Net interest and dividend income decreased primarily as a result of a decrease in the rates on interest-earning assets due to the declining rate environment. Interest and dividend income, on a tax-equivalent basis, decreased $580,000 to $13.1 million for the three months ended June 30, 2009 from $13.7 million for the same period in 2008. The average yield on interest-earning assets decreased 52 basis points to 4.93% for the three months ended June 30, 2009 from 5.45% for the same period in 2008.

The decrease in interest income was partially offset by a decrease in interest expense. Interest expense decreased $425,000 to $5.2 million for the three months ended June 30, 2009 from $5.6 million for the same period in 2008. The average cost of interest-bearing liabilities decreased 37 basis points to 2.64% for the three months ended June 30, 2009 from 3.01% for the same period in 2008, as a result of the declining rate environment.

Provision for Loan Losses

The amount that Westfield Bank provided for loan losses during the three months ended June 30, 2009 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, the continued weakening of the local and national economy and an increase in commercial loans. After evaluating these factors, Westfield Bank provided $590,000 for loan losses for the three months ended June 30, 2009, compared to $240,000 for the same period in 2008. The allowance was $7.3 million at June 30, 2009 and March 31, 2009. The allowance for loan losses was 1.51% of total loans at June 30, 2009 and 1.54% at March 31, 2009.

Net charge-offs were $528,000 for the three months ended June 30, 2009. This was comprised of charge-offs of $540,000 for the three months ended June 30, 2009, partially offset by recoveries of $12,000 for the same period. Net charge-offs for the three months ended June 30, 2008 were $21,000. This was comprised of charge-offs of $45,000 for the three months ended June 30, 2008, partially offset by recoveries of $24,000 for the same period.

Commercial real estate and commercial and industrial loans increased $13.1 million to $381.1 million at June 30, 2009 from $368.0 million at March 31, 2009. Westfield Bank considers these loans to contain more credit risk and market risk than conventional residential real estate mortgages. At June 30, 2009, residential real estate loans decreased $1.4 million to $99.1 million compared to $100.5 million at March 31, 2009.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $127,000 to $1.1 million for the three months ended June 30, 2009 from $951,000 for the same period in 2008. This was primarily the result of an increase of $219,000 in fees received from the third-party mortgage program as Westfield Bank experienced an increased in mortgage referrals due to a decrease in interest rates. This was partially offset by a decrease in net checking account processing fee income of $68,000 for the three months ended June 30, 2009, primarily due to a decrease in overdraft fee income.

Net gains on the sales of securities were $122,000 for the three months ended June 30, 2009 compared to $19,000 for the same period in 2008. The net gain on sales of securities for the three months ended June 30, 2009 was offset by a loss on the prepayment of borrowings of $142,000. During the second quarter of 2009, Westfield Bank paid off higher cost funding early to take advantage of lower rate borrowing opportunities.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2009 was $7.0 million, compared to $5.7 million for the same period in 2008. The majority of the increase was the result of FDIC insurance expense, which increased $667,000 to $691,000 for the three months ended June 30, 2009 from $24,000 for the same period in 2008. The three months ended June 30, 2009 includes the accrual for a special assessment that was imposed upon all banks at June 30, 2009, which for Westfield Bank, amounted to $453,000.

Salaries and benefits increased $388,000 to $3.9 million for the three months ended June 30, 2009 from $3.5 million for the same period in 2008. Expenses related to the defined benefit pension plan increased $178,000 for the three months ended June 30, 2009. The increase was due to a decline in the value of assets held by the pension plan. In addition, expenses related to share-based compensation increased $123,000 for the three months ended June 30, 2009.

Income Taxes

For the three months ended June 30, 2009, Westfield Financial had a tax provision of $214,000 as compared to $811,000 for the same period in 2008. The effective tax rate was 16.6% for the three months ended June 30, 2009 and 27.7% for the same period in 2008. The decrease in effective tax rate from June 30, 2008 is due primarily to lower pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND
JUNE 30, 2008

General

Net income was $2.3 million, or $0.08 per diluted share, for the six months ended June 30, 2009 as compared to $4.0 million, or $0.13 per diluted share, for the same period in 2008. Net interest and dividend income was $15.8 million for the six months ended June 30, 2009 and $15.7 million for the same period in 2008.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2009 and 2008 and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$ 474,910	$ 12,962	5.46%	$ 426,492	$ 13,402	6.28%
Securities(2)	551,287	13,385	4.86	541,461	13,820	5.10
Short-term investments(3)	19,630	8	0.08	30,964	387	2.50
Total interest-earning assets	1,045,827	26,355	5.04	998,917	27,609	5.53
Total noninterest-earning assets	71,799			66,103
Total assets	$ 1,117,626			$ 1,065,020

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	60,730	576	1.90	86,923	620	1.43
Savings accounts	76,362	427	1.12	55,006	341	1.24
Money market accounts	54,730	256	0.94	71,006	420	1.18
Time deposits	332,779	5,306	3.19	337,357	6,754	4.00
Short-term borrowings and long-term debt	242,330	3,687	3.04	83,156	3,520	3.84
Total interest-bearing liabilities	766,931	10,252	2.67	733,448	11,655	3.18
Noninterest-bearing deposits	78,745			41,350
Other noninterest-bearing liabilities	11,603			9,146
Total noninterest-bearing liabilities	90,348			50,496
Total liabilities	857,279			783,944
Total equity	260,347			281,076
Total liabilities and equity	$ 1,117,626			$ 1,065,020
Less: Tax-equivalent adjustment(2)		(277)			(293)
Net interest and dividend income		$ 15,826			$ 15,661
Net interest rate spread(4)			2.37%			2.35%
Net interest margin(5)			3.11%			3.20%

____________________

(1)

Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)

Securities, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

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

	Six Months Ended June 30, 2009 compared
	to Six Months Ended June 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)

Loans (1)	$ 1,521	$ (1,961)	$ (440)
Securities (1)	251	(686)	(435)
Short-term investments	(142)	(237)	(379)
Total interest-earning assets	1,630	(2,884)	(1,254)

Interest-bearing liabilities
NOW accounts	(187)	143	(44)
Savings accounts	132	(46)	86
Money market accounts	(96)	(68)	(164)
Time deposits	(92)	(1,356)	(1,448)
Short-term borrowing and long-time debt	1,137	(970)	167
Total interest-bearing liabilities	894	(2,297)	(1,403)
Change in net interest and dividend income	$ 736	$ (587)	$ 149

____________________

(1)

Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $165,000 to $15.8 million for the six months ended June 30, 2009 from $15.7 million for the same period in 2008. The net interest margin, on a tax-equivalent basis, was 3.11% for the six months ended June 30, 2009 as compared to 3.20% for the same period in 2008. The primary reason for the increase in net interest and dividend income was that the cost of interest-bearing liabilities decreased more than the yield on interest-earning assets for the six months ended June 30, 2009 compared to the same period in 2008. Interest expense decreased $1.4 million to $10.3 million for the six months ended June 30, 2009 compared to the same period for 2008. The average cost of interest-bearing liabilities decreased 51 basis points to 2.67% for the six months ended June 30, 2009 from 3.18% for the same period in 2008. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Interest and dividend income, on a tax-equivalent basis, decreased $1.2 million to $26.4 million for the six months ended June 30, 2009 from $27.6 million for the same period in 2008. The primary reason for the decrease in interest and dividend income was a decrease in the rate on interest-earning assets. The yield on average interest-earning assets decreased 49 basis points to 5.04% for the six months ended June 30, 2009 from 5.53% for the same period in 2008. This was partially offset by an increase of $46.9 million in the balance of average earning assets to $1.046 billion for the six months ended June 30, 2009 from $998.9 million for the same period in 2008.

Provision for Loan Losses

The amount that Westfield Bank provided for loan losses during the six months ended June 30, 2009 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs and the continued weakening of the local and national economy. After evaluating these factors, Westfield Bank provided $1.7 million for loan losses for the six months ended June 30, 2009, compared to $415,000 for the same period in 2008. The allowance was $7.3 million at June 30, 2009 and $8.8 million at December 31, 2008. The allowance for loan losses was 1.51% of total loans at June 30, 2009 and 1.83% at December 31, 2008.

Net charge-offs were $3.2 million for the six months ended June 30, 2009 as compared to $14,000 for the same period in 2008. This was comprised of charge-offs of $3.2 million offset by recoveries of $23,000. The increase in charge-offs was the related to a single commercial manufacturing relationship of $5.5 million. The business was sold in 2009 and resulted in a charge-off of $3.1 million. Net charge-offs for the six months ended June 30, 2008 were $14,000. This was comprised of charge-offs of $51,000 offset by recoveries of $37,000.

Noninterest Income

Noninterest income increased $400,000 to $2.2 million for the six months ended June 30, 2009 from the same period in 2008. This was primarily the result of an increase of $370,000 in fees received from the third-party mortgage program as Westfield Bank experienced an increased in mortgage referrals due to a decrease in interest rates. This was partially offset by a decrease in net checking processing fee income of $108,000 for the six months ended June 30, 2009, primarily due to a decrease in overdraft fee income. In addition, income from bank-owned life insurance (“BOLI”) increased $71,000 for the six months ended June 30, 2009.

Net gains on the sales of securities were $208,000 for the six months ended June 30, 2009 compared to $9,000 for the same period in 2008. The 2008 period was comprised of a net gain on sales of securities of $319,000 which was partially offset by a write down of $310,000 on preferred stock issued by Freddie Mac, as management deemed the impaired value to be other than temporary. The net gain on sales of securities for the six months ended June 30, 2009 was partially offset by a loss on the prepayment of borrowings of $142,000. During the second quarter of 2009, Westfield Bank paid off higher cost funding early to take advantage of lower rate borrowing opportunities.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2009 was $13.4 million, compared to $11.5 million for the same period in 2008. Salaries and benefits increased $887,000 to $8.0 million for the six months ended June 30, 2009 from $7.1 million for the same period in 2008. Expenses related to the defined benefit pension plan increased $356,000 for the six months ended June 30, 2009. The increase was due to a decline in the value of assets held by the pension plan. Expenses related to share-based compensation increased $349,000 for the six months ended June 30, 2009.

FDIC insurance expense increased $806,000 to $848,000 for the six months ended June 30, 2009 from $42,000 for the same period in 2008. The six months ended June 30, 2009 includes the accrual for a special assessment that was imposed upon all banks at June 30, 2009, which for Westfield Bank, amounted to $453,000.

Income Taxes

For the six months ended June 30, 2009, Westfield Financial had a tax provision of $607,000 as compared to $1.6 million for the same period in 2008. The effective tax rate was 21.0% for the six months ended June 30, 2009 and 28.2% for the same period in 2008. The decrease in effective tax rate from June 30, 2008 is due primarily to additional provision for loan loss expense recorded in the first quarter of 2009 reducing pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to Westfield Financial’s ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Westfield Financial’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. Westfield Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. Westfield Bank’s maximum additional borrowing capacity from the FHLB at June 30, 2009 was $156.2 million.

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

At June 30, 2009, Westfield Financial exceeded each of its applicable regulatory capital requirements. As of June 30, 2009, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized Westfield Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Westfield Bank’s category. Westfield Financial’s and Westfield Bank’s actual capital ratios of June 30, 2009 and December 31, 2008 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$ 268,804	37.55%	$ 57,262	8.00%	N/A	-
Bank	229,736	33.92	54,178	8.00	$ 67,722	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	261,467	36.53	28,631	4.00	N/A	-
Bank	222,873	32.91	27,089	4.00	40,633	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	261,467	22.39	46,705	4.00	N/A	-
Bank	222,873	19.71	45,223	4.00	56,529	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	222,873	19.71	16,959	1.50	N/A	-

December 31, 2008
Total Capital (to Risk Weighted Assets):
Consolidated	$ 276,857	42.56%	$ 52,042	8.00%	N/A	-
Bank	226,314	35.55	50,930	8.00	$ 63,662	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,725	41.31	26,021	4.00	N/A	-
Bank	219,744	34.52	25,465	4.00	38,197	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	268,725	23.97	44,836	4.00	N/A	-
Bank	219,744	20.51	42,854	4.00	53,567	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	219,744	20.51	16,070	1.50	N/A	-

Westfield Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to Westfield Bank’s obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Westfield Bank is obligated under leases for certain of its branches and equipment. A summary of lease obligations and credit commitments at June 30, 2009 follows:

		After 1 Year	After 3 Years
	Within	But Within	But Within	After
	1 Year	3 Years	5 Years	5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$ 519	$ 964	$ 800	$ 10,333	$ 12,616

Borrowings and Debt
Federal Home Loan Bank	71,437	65,500	22,500	-	159,437
Securities sold under
agreements to repurchase	23,423	-	42,800	38,500	104,723
Total borrowings and debt	94,860	65,500	65,300	38,500	264,160

Credit Commitments
Available lines of credit	59,755	-	-	15,301	75,056
Other loan commitments	18,068	2,000	4,128	-	24,196
Letters of credit	4,365	-	-	173	4,538
Total credit commitments	82,188	2,000	4,128	15,474	103,790

	$ 177,567	$ 68,464	$ 70,228	$ 64,307	$ 380,566

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require Westfield Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets. Management believes, as of June 30, 2009, that Westfield Bank met all capital adequacy requirements to which it was subject. As of June 30, 2009, the most recent notification from the OTS categorized Westfield Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

The table below sets forth as of June 30, 2010 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Twelve Months Ending June 30, 2010
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)

300	31,970	12.4%
200	30,776	8.2%
100	29,207	2.7%
0	28,452	0.0%
-100	24,765	-13.0%
-200	19,984	-29.8%
-300	17,443	-38.7%

Management believes that there have been no significant changes in market risk since June 30, 2009.

The income simulation analysis was based upon a variety of assumptions. These assumptions include, but are not limited to, asset mix, prepayment speeds, the timing and level of interest rates, and the shape of the yield curve. As market conditions vary from the assumptions in the income simulation analysis, actual results will differ. As a result, the income simulation analysis does not serve as a forecast of net interest income, nor do the calculations represent any actions that management may undertake in response to changes in interest rates.

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

In recent months, the financial media has disclosed that the nation’s FHLB system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several of the FHLBs have announced impairment charges of these and other assets and, as such, their capital positions have deteriorated to the point that they have or may suspend dividend payments to their members. We are a member of the FHLB of Boston (“FHLBB”). In the first quarter of 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. That notice outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment. If there are any further developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of its investment, which in turn could affect our net income and stockholders’ equity. At June 30, 2009, our investment in FHLBB stock was $8.9 million.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by Westfield Financial of its common stock during the three months ended June 30, 2009.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program(1)

April 1 - 30, 2009	-	-	-	1,982,582

May 1 - 31, 2009	29,522	9.04	29,522	1,953,060

June 1 - 30, 2009	254,354	9.09	254,354	1,698,706

Total	283,876	9.08	283,876	1,698,706

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

There were no sales by Westfield Financial of unregistered securities during the three months ended June 30, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Westfield Financial held its Annual Meeting of Shareholders on May 21, 2009 (the “Meeting”). All the proposals submitted to the shareholders at the meeting were approved. The proposals submitted to shareholders and the tabulation of the votes for each proposal was as follows:

1.

Election of four candidates to the Board of Directors.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld

David C. Colton, Jr.	27,197,233	989,040
James C. Hagan	26,501,219	1,685,054
Philip R. Smith	26,503,177	1,682,496
Donald A. Williams	26,391,507	1,794,766

There were no broker-held non-votes or abstentions on this proposal. The following directors’ terms of office continued after the meeting:

Victor J. Carra

Richard C. Placek

Charles E. Sullivan

Robert T. Crowley, Jr.

Harry C. Lane

Paul R. Pohl

2.

Ratify the appointment of Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The number of vote cast with respect to this matter was as follows:

For	Against	Abstain

28,141,898	32,116	12,259

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

August 7, 2009