Form 10-Q
period 2009-09-30
WESTFIELD FINANCIAL INC
filed 2009-11-05
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At November 2, 2009, the registrant had 30,497,498 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements of Westfield Financial, Inc. and Subsidiaries

	Consolidated Balance Sheets (Unaudited) – September 30, 2009 and December 31, 2008	2

	Consolidated Statements of Income (Unaudited) – nine months ended	3
	September 30, 2009 and 2008

	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
	Income (Unaudited) – Nine Months ended September 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months ended
	September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

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

PART I
ITEM 1: FINANCIAL STATEMENTS
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,313	$11,525
Federal funds sold	11,217	42,338
Interest-bearing deposits and other short-term investments	1,075	2,670
Cash and cash equivalents	24,605	56,533

SECURITIES:
Available for sale - at fair value	19,759	24,396

Held to Maturity - at amortized cost (fair value of $73,297 at September 30, 2009, and $82,491 at December 31, 2008)	69,272	79,303

MORTGAGE-BACKED SECURITIES:
Available for sale - at fair value	301,597	233,747

Held to maturity - at amortized cost (fair value $243,121 at September 30, 2009, and $168,716 at December 31, 2008)	237,580	168,332

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER
RESTRICTED STOCK - AT COST	10,003	8,456

LOANS - Net of allowance for loan losses of $7,857 at September 30, 2009, and $8,796 at December 31, 2008	466,808	472,135

PREMISES AND EQUIPMENT, Net	12,414	12,066

ACCRUED INTEREST RECEIVABLE	5,195	5,261

BANK-OWNED LIFE INSURANCE	37,184	36,100

DEFERRED TAX ASSET, Net	6,859	10,521

DUE FROM BROKER FOR SECURITIES SOLD	66,532	-

OTHER ASSETS	3,829	2,206
TOTAL ASSETS	$1,261,637	$1,109,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$81,070	$50,860
Interest-bearing	573,120	537,169
Total deposits	654,190	588,029

SHORT-TERM BORROWINGS	55,843	49,824

LONG-TERM DEBT	218,813	173,300

DUE TO BROKER FOR SECURITIES PURCHASED	66,123	27,603

OTHER LIABILITIES	9,491	10,381
TOTAL LIABILITIES	1,004,460	849,137

STOCKHOLDERS' EQUITY:
Preferred stock – $0.01 par value 5,000,000 shares authorized. None outstanding at September 30, 2009 and December 31, 2008.	-	-
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,608,713 shares issued and outstanding at September 30, 2009; 31,307,881 shares issued and outstanding at December 31, 2008	306	313
Additional paid-in capital	199,709	204,866
Unearned compensation – ESOP	(10,453)	(10,913)
Unearned compensation - Equity Incentive Plan	(3,469)	(4,337)
Retained earnings	73,220	78,898
Accumulated other comprehensive loss	(2,136)	(8,908)
Total stockholders' equity	257,177	259,919
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,261,637	$1,109,056

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$6,370	$5,952	$18,666	$18,539
Residential and commercial real estate loans	4,629	4,711	13,828	13,952
Commercial and industrial loans	1,809	2,133	5,390	6,057
Debt securities, tax-exempt	367	351	1,102	1,030
Consumer loans	65	78	203	247
Equity securities	56	121	176	452
Federal funds sold and other short-term investments	2	158	11	544
Total interest and dividend income	13,298	13,504	39,376	40,821
INTEREST EXPENSE:
Deposits	3,221	3,551	9,785	11,686
Short-term borrowings	78	204	271	768
Long-term debt	1,757	1,650	5,251	4,606
Total interest expense	5,056	5,405	15,307	17,060
Net interest and dividend income	8,242	8,099	24,069	23,761
PROVISION FOR LOAN LOSSES	620	275	2,360	690
Net interest and dividend income after provision for loan losses	7,622	7,824	21,709	23,071
NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on securities	(1,343)	(651)	(1,343)	(961)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss	1,157	-	1,157	-
Net other-than-temporary impairment losses recognized in income	(186)	(651)	(186)	(961)
Service charges and fees	580	605	2,023	1,768
Income from bank-owned life insurance	371	359	1,084	1,002
(Loss) gain on sales of securities, net	(774)	486	(565)	805
Loss on disposal of premises and equipment, net	-	-	(8)	-
Loss on prepayment of borrowings	-	-	(142)	-
Loss on sale of other real estate owned	(110)	-	(110)
Total noninterest income (loss)	(119)	799	2,096	2,614
NONINTEREST EXPENSE:
Salaries and employees benefits	3,817	3,662	11,800	10,759
Occupancy	632	593	1,948	1,819
Professional fees	290	356	1,210	1,203
Computer operations	442	422	1,299	1,276
Stationery, supplies and postage	119	111	308	360
FDIC insurance assessment	102	24	950	65
Other	662	615	1,966	1,818
Total noninterest expense	6,064	5,783	19,481	17,300
INCOME BEFORE INCOME TAXES	1,439	2,840	4,324	8,385
INCOME TAXES	197	793	804	2,357
NET INCOME	$1,242	$2,047	$3,520	$6,028

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.04	$0.07	$0.12	$0.20
Weighted average shares outstanding (1)	29,330,638	29,719,961	29,522,327	29,877,284
Diluted earnings per share	$0.04	$0.07	$0.12	$0.20
Weighted average diluted shares outstanding (1)	29,591,706	30,019,924	29,791,421	30,246,927

(1)
Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” with Financial Accounting Standards Board ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2008	31,307,881	$313	$204,866	$(10,913)	$(4,337)	$78,898	$(8,908)	$259,919
Comprehensive income:
Net income	-	-	-	-	-	3,520	-	3,520
Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net of reclassification and tax effects	-	-	-	-	-	-	(764)	(764)
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	7,474	7.474
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	62	62
Total comprehensive income								10.292
Common stock held by ESOP committed to be released (91,493 shares)	-	-	183	460	-	-	-	643
Share-based compensation - stock options	-	-	703	-	-	-	-	703
Share-based compensation - equity incentive plan	-	-	-	-	1,002	-	-	1.002
Excess tax benefits from equity incentive plan	-	-	43	-	-	-	-	43
Common stock repurchased	(758,889)	(8)	(6,897)	-	-	-	-	(6.905)
Issuance of common stock in connection with stock option exercises	59,721	1	574	-	-	(313)	-	262
Issuance of common stock in connection with equity incentive plan	-	-	138	-	(138)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(4)	-	4	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	103	-	-	-	-	103
Cash dividends declared ($0.30 per share)	-	-	-	-	-	(8,885)	-	(8.885)
BALANCE AT SEPTEMBER 30, 2009	30,608,713	$306	$199,709	$(10,453)	$(3,469)	$73,220	$(2,136)	$257,177
BALANCE AT DECEMBER 31, 2007	31,933,549	$319	$209,497	$(11,542)	$(5,493)	$92,702	$1,049	$286,532
Comprehensive income:
Net income	-	-	-	-	-	6,028	-	6,028
Net unrealized losses on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	(4,652)	(4,652)
Total comprehensive income								1,376
Common stock held by ESOP committed to be released (93,947 shares)	-	-	216	472	-	-	-	688
Share-based compensation - stock options	-	-	521	-	-	-	-	521
Share-based compensation - equity incentive plan	-	-	-	-	752	-	-	752
Common stock repurchased	(983,471)	(10)	(9,769)	-	-	-	-	(9,779)
Issuance of common stock in connection with stock option exercises	433,110	4	4,447	-	-	(2,550)	-	1,901
Excess tax benefits in connection with stock option exercises	-	-	345	-	-	-	-	345
Cash dividends declared ($0.30 per share)	-	-	-	-	-	(9,025)	-	(9,025)
BALANCE AT SEPTEMBER 30, 2008	31,383,188	$313	$205,257	$(11,070)	$(4,741)	$87,155	$(3,603)	$273,311
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$3,520	$6,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,360	690
Depreciation and amortization of premises and equipment	929	889
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	1,098	140
Share-based compensation expense	1,705	1,273
Amortization of ESOP expense	643	688
Excess tax benefits from equity incentive plan	(43)	-
Excess tax benefits in connection with stock option exercises	(103)	(345)
Net losses (gains) on sales of securities	565	(805)
Other-than-temporary impairment losses of securities	186	961
Write-downs of other real estate owned	17	-
Loss on sale of other real estate owned	110	-
Loss on disposal of premises and equipment, net	8	-
Loss on prepayment of borrowings	142	-
Deferred income tax benefit	(188)	(135)
Income from bank-owned life insurance	(1.084)	(1,002)
Changes in assets and liabilities:
Accrued interest receivable	(107)	643
Other assets	(1,623)	(1,006)
Other liabilities	(650)	(1,152)
Net cash provided by operating activities	7,485	6,867

INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(10,112)	(1,094)
Proceeds from calls, maturities, and principal collections	20,090	23,000
Securities, available for sale:
Purchases	(433)	(17,291)
Proceeds from sales	5,107	15,242
Proceeds from calls, maturities, and principal collections	154	14,992
Mortgage-backed securities, held to maturity:
Purchases	(113,622)	(23,726)
Principal collections	43,845	28,091
Mortgage-backed securities, available for sale:
Purchases	(174,202)	(80,114)
Proceeds from sales	39,148	43,802
Principal collections	48,479	35,278
Purchase of residential mortgages	(14,521)	(1,366)
Net other decrease (increase) in loans	17,169	(41,233)
Purchase of Federal Home Loan Bank of Boston stock	(1,547)	(936)
Proceeds from sale of other real estate owned	148	-
Purchases of premises and equipment	(1,285)	(335)
Purchase of bank-owned life insurance	-	(2,000)
Net cash used in investing activities	(141,582)	(7,457)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	66,161	(16,638)
Net change in short-term borrowings	6,019	1,425
Repayment of long-term debt	(45,142)	(15,000)
Proceeds from long-term debt	90,513	78,500
Cash dividends paid	(8,885)	(9,025)
Common stock repurchased	(6,905)	(9,779)
Issuance of common stock in connection with stock option exercises	262	1,901
Excess tax benefits in connection with equity incentive plan	43	-
Excess tax benefits in connection with stock option exercises	103	345
Net cash provided by financing activities	102,169	31,729
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(31,928)	31,139
Beginning of period	56,533	37,623
End of period	$24,605	$68,762
Supplemental cash flow information:
Due to broker	$66,123	$-
Due from broker	66,532	-
Transfer of loans to other real estate owned	275	-
Interest paid	15,287	17,077
Taxes paid	1,761	2,880

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

Elm Street Securities Corporation and WFD Securities Corporation, Massachusetts-chartered security corporations, were formed by Westfield Financial for the primary purpose of holding qualified securities.

Principles of Consolidation – The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation, and WFD Securities Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the valuation of deferred tax assets.

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Westfield Financial’s financial condition as of September 30, 2009, and the results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2008.

Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

2.  EARNINGS PER SHARE

Basic earnings per share represent income available to shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Westfield Financial relate solely to outstanding stock awards and options and are determined using the treasury stock method.

Earnings per common share for the three and nine months ended September 30, 2009 and 2008 have been computed based on the following:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net income applicable to common stock	$1,242	$2,047	$3,520	$6,028

Average number of common shares issued	30,888	31,383	31,103	31,564
Less: Average unallocated ESOP Shares	(1,506)	(1,598)	(1,528)	(1,622)
Less: Average ungranted equity incentive plan shares	(51)	(65)	(53)	(65)

Average number of common shares outstanding used to calculate basic earnings per common share (1)	29,331	29,720	29,522	29,877

Effect of dilutive stock options	261	300	269	370

Average number of common shares outstanding used to calculate diluted earnings per common share	29,592	30,020	29,791	30,247

Basic earnings per share	$0.04	$0.07	$0.12	$0.20

Diluted earnings per share	$0.04	$0.07	$0.12	$0.20

(1)
Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were     determined to be “participating” in accordance with Financial Accounting Standards Board ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  At September 30, 2009 and 2008, 1,538,357 and 1,501,857 shares were antidilutive, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Nine Months Ended September 30
	2009	2008
	(In thousands)
Unrealized holding (losses) gains on available-for-sale securities	$12,277	$(6,798)
Reclassification adjustment for losses (gains) realized in income	565	(805)
Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(1,157)	-
Net realized gains (losses)	11,685	(7,603)
Tax effect	(4,211)	2,951
Net of tax amount	7,474	(4,652)

Gains and losses arising during the periods pertaining to defined benefit plan	103	-
Reclassification adjustment for transition asset recognized in net periodic benefit cost pertaining to defined benefit plan	(9)	-
Net adjustments pertaining to defined benefit plan	94	-
Tax Effect	(32)	-
Net-of-tax amount	62	-

Net accumulated other comprehensive (loss) income	$7,536	$(4,652)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Net unrealized gain (loss) on securities available-for-sale	$772	$(10,913)
Tax effect	(179)	4,032
Net-of-tax amount	593	(6,881)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(1,157)	-
Tax effect	393	-
Net of tax amount	(764)	-

Unrecognized deferred loss pertaining to defined benefit plan	(3,035)	(3,138)
Unrecognized transition asset pertaining to defined benefit plan	59	68
Net components pertaining to defined benefit plan	(2,976)	(3,070)
Tax Effect	1,011	1,043
Net-of-tax amount	(1,965)	(2,027)

Net accumulated other comprehensive (loss) income	$(2,136)	$(8,908)

4.      SECURITIES

Securities are summarized as follows:
	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$34,903	$2,013	$-	$36,916
Municipal bonds	34,369	2,012	-	36,381

Total held to maturity	69,272	4,025	-	73,297

Available for sale:
Government-sponsored enterprises	11,000	55	-	11,055
Municipal bonds	1,956	183	-	2,139
Equity securities	6,580	30	(45)	6,565

Total available for sale	19,536	268	(45)	19,759

Total securities	$88,808	$4,293	$(45)	$93,056

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$44,906	$2,900	$-	$47,806
Municipal bonds	34,397	467	(179)	34,685

Total held to maturity	79,303	3,367	(179)	82,491

Available for sale:
Government-sponsored enterprises	16,018	281	-	16,299
Municipal bonds	1,957	27	(14)	1,970
Equity securities	6,301	-	(174)	6,127

Total available for sale	24,276	308	(188)	24,396

Total securities	$103,579	$3,675	$(367)	$106,887

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Equity securities	$-	$-	$(45)	$1,470

Total available for sale	-	-	(45)	1,470

Total	$-	$-	$(45)	$1,470

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(155)	$6,677	$(24)	$1,585

Total held to maturity	(155)	6,667	(24)	1,585

Available for sale:
Municipal bonds	(14)	1,093	-	-
Equity securities	-	-	(174)	3,842

Total available for sale	(14)	1,093	(174)	3,842

Total	$(169)	$7,770	$(198)	$5,427

At September 30, 2009, one equity security had a gross unrealized loss with aggregate depreciation of 3.0% from Westfield Financial’s cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because this loss was the result of fluctuations in interest rates, and Westfield Financial does not intend to sell the security and it is more likely than not that it will not be required to sell it prior to the recovery of its amortized cost basis the loss is deemed temporary.  At September 30, 2009, no securities had gross unrealized losses from Westfield Financial’s amortized cost basis existing for less than twelve months.

Westfield Financial recorded write-downs on preferred stock issued by Freddie Mac of $651,000 and $961,000 during the three and nine months ended September 30, 2008, respectively.  Freddie Mac was placed into conservatorship by the United States Treasury in September 2008.  Westfield Financial’s book value remaining on preferred stock issued by Freddie Mac was $39,000 at September 30, 2009.  Westfield Financial recorded no write-downs on these securities during the three and nine months ended September 30, 2009.

The amortized cost and fair value of debt securities at September 30, 2009, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2009
	Amortized Cost	Fair Value
	(In thousands)
Held to maturity:
Due in one year or less	$5,068	$5,083
Due after one year through five years	17,934	18,820
Due after five years through ten years	33,631	35,987
Due after ten years	12,639	13,407

Total held to maturity	$69,272	$73,297

Available for sale:
Due after five years through ten years	$1,391	$1,521
Due after ten years	11,565	11,673

Total available for sale	$12,956	$13,194

Proceeds from the sale of securities available for sale amounted to $5.1 million and $15.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Gross realized gains of $89,000 and $231,000 and gross realized losses of $2,000 and $12,000 were recorded on the sales of securities during the nine months ended September 30, 2009 and 2008, respectively.  No gains or losses were recorded on the sales of securities during the three months ended September 30, 2009 and 2008.  Westfield Financial recorded gross losses of $651,000 and $961,000 due to other-than-temporary impairment in value of securities during the three and nine months ended September 30, 2008, respectively.  Westfield Financial recorded no impairment losses on debt securities during the three and nine months ended September 30, 2009.

At September 30, 2009 and December 31, 2008, one security with a carrying value of $4.9 million was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

5.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$114,751	$3,297	$(35)	$118,013
Freddie Mac	77,545	2,800	(30)	80,315
Ginnie Mae	6,903	52	-	6,955
Collateralized mortgage obligations	38,381	71	(614)	37,838

Total held to maturity	237,580	6,220	(679)	243,121

Available for sale:
Fannie Mae	155,609	1,928	(407)	157,130
Freddie Mac	89,867	1,187	(544)	90,510
Ginnie Mae	3,594	26	(5)	3,615
Collateralized mortgage obligations	53,135	46	(2,839)	50,342

Total available for sale	302,205	3,187	(3,795)	301,597

Total mortgage-backed securities	$539,785	$9,407	$(4,474)	$544,718

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$89,910	$1,207	$(341)	$105,304
Freddie Mac	64,067	1,264	(225)	65,106
Ginnie Mae	7,892	1	(340)	7,553
Collateralized mortgage obligations	6,463	-	(1,182)	5,281

Total held to maturity	168,332	2,472	(2,088)	168,716

Available for sale:
Fannie Mae	105,397	476	(569)	105,304
Freddie Mac	56,529	642	(199)	56,972
Ginnie Mae	40,401	181	(158)	40,424
Collateralized mortgage obligations	42,453	-	(11,406)	31,047

Total available for sale	244,780	1,299	(12,332)	233,747

Total mortgage-backed securities	$413,112	$3,771	$(14,420)	$402,463

Proceeds from the sale of mortgage-backed securities available for sale amounted to $39.1 million and $43.8 million during the nine months ended September 30, 2009 and 2008, respectively.

Gross realized gains of $1.4 million and $486,000 and gross realized losses of $2.2 million and $0 were recorded on sales of mortgage-backed securities during the three months ended September 30, 2009 and 2008, respectively. Gross realized gains of $1.6 million and $585,000 and gross realized losses of $2.2 million and $0 were recorded on sales of mortgage-backed securities during the nine months ended September 30, 2009 and 2008, respectively.  The loss of $2.2 million for the three and nine months ended September 30, 2009 was primarily due to a loss of on the sale of a single collateralized mortgage obligation management opted to sell due to deterioration in its credit quality.  The carrying value of private-label collateralized mortgage obligations was $28.0 million and $37.5 million at September 30, 2009 and December 31, 2008, respectively.

Westfield Financial recorded write-downs of $1.3 million due to other-than-temporary impairment on mortgage-backed securities during the three and nine months ended September 30, 2009.  The write-down is related to a single private-label collateralized mortgage obligation in which $1.2 million of the other-than-temporary impairment loss was recognized in accumulated other comprehensive income and a net impairment loss of $186,000 was recognized in income for the three and nine months ended September 30, 2009.

Information pertaining to mortgage-backed securities with gross unrealized losses at September 30, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$(2)	$929	$(33)	$2,817
Freddie Mac	(5)	1,704	(25)	1,377
Collateralized mortgage obligations	(236)	17,900	(378)	3,319

Total held to maturity	(243)	20,533	(436)	7,513

Available for sale:
Fannie Mae	(403)	60,000	(4)	1,231
Freddie Mac	(541)	34,707	(3)	166
Ginnie Mae	-	-	(5)	1,440
Collateralized mortgage obligations	(306)	27,648	(2,533)	13,944

Total available for sale	(1,250)	122,355	(2,545)	16,781

Total	$(1,493)	$142,888	$(2,981)	$24,294

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Fannie Mae	$(216)	$14,402	$(125)	$8,662
Freddie Mac	(141)	13,742	(84)	2,667
Ginnie Mae	(266)	5,482	(74)	1,867
Collateralized mortgage obligations	(1,182)	5,282	-	-

Total held to maturity	(1,805)	38,908	(283)	13,196

Available for sale:
Fannie Mae	(479)	42,746	(90)	11,416
Freddie Mac	(147)	9,802	(52)	10,794
Ginnie Mae	(147)	3,842	(11)	251
Collateralized mortgage obligations	(6,953)	28,423	(4,453)	2,624

Total available for sale	(7,726)	84,813	(4,606)	25,085

Total	$(9,531)	$123,721	$(4,889)	$38,281

At September 30, 2009, thirty-four mortgage-backed securities had gross unrealized losses with aggregate depreciation of 1.1% from Westfield Financial’s amortized cost basis existing for less than twelve months.  These losses relate to mortgage-backed securities, which were primarily issued by government-sponsored enterprises, and such losses are the result of an illiquid market.  As Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at September 30, 2009.

At September 30, 2009, twenty-nine mortgage-backed securities issued by government-sponsored enterprises had gross unrealized losses with aggregate depreciation of 1.0% from Westfield Financial’s amortized cost basis existing for greater than twelve months.  These losses relate to mortgage-backed securities and such losses are the result of an illiquid market.  As Westfield Financial does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities prior to the recovery of its amortized cost basis less any credit losses, no declines are deemed to be other than temporary at September 30, 2009.

At September 30, 2009, seven collateralized mortgage obligations had gross unrealized losses of 14.4% from Westfield Financial’s amortized cost basis of temporarily impaired debt securities which existed for greater than twelve months.  The securities are privately issued collateralized mortgage obligations.  Management hired a third party experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  In preparing the analysis, the third party determined the performance of the underlying assets in the securities by measuring the default rates for loans that are currently delinquent or in foreclosure, severity rates of loss for loans currently delinquent or in foreclosure and default rates for loans that are current.  As a result of this analysis, one collateralized mortgage obligation was deemed to have other than temporary impairment loss.  Westfield Financial recorded a write-down of $1.3 million due to other-than-temporary impairment on mortgage-backed securities during the three and nine months ended September 30, 2009 related to that collateralized mortgage obligation. $1.2 million of the other-than-temporary impairment loss was recognized in accumulated other comprehensive income and a net impairment loss of $186,000 due to credit losses was recognized in income for the three and nine months ended September 30, 2009.

6.  SHARE-BASED COMPENSATION

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

Nine Months Ended September 30, 2009
Expected dividend yield	6.07%
Expected life	10 years
Expected volatility	35.70%
Risk-free interest rate	2.59%

All stock awards and stock options currently vest at 20% per year.  At September 30, 2009, 51,441 stock awards and 171,899 stock options were available for future grants.

Westfield Financial’s stock award and stock option plans activity for the nine months ended September 30, 2009 and 2008 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	465,192	$10.04	2,276,223	$8.15
Granted	14,000	9.89	39,000	9.89
Stock options exercised	-	-	(59,721)	4.39
Stock awards vested	(15,206)	10.06	-	-
Forfeited	(400)	10.04	(2,500)	10.04
Outstanding at September 30, 2009	463,586	10.03	2,253,002	8.28

Outstanding at December 31, 2007	582,966	$10.04	2,709,333	$8.15
Stock options exercised	-	-	(433,110)	4.39
Stock awards vested	(4,005)	10.11	-	-
Outstanding at September 30, 2008	578,961	10.04	2,276,223	8.87

Westfield Financial recorded compensation cost related to the stock awards of $288,000 and $252,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $752,000 for the nine months ended September 30, 2009 and 2008, respectively.

Westfield Financial recorded compensation costs relating to stock options of $197,000 and $703,000, with a related tax benefit of $54,000 and $188,000 for the three and nine months ended September 30, 2009, respectively.  Westfield Financial recorded compensation costs relating to stock options of $175,000 and $521,000, with a related tax benefit of $45,000 and $135,000 for the three and nine months ended September 30, 2008, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Westfield Bank utilizes short-term borrowings and long-term debt as an additional source of funds to finance its lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $36.0 million and $28.5 million at September 30, 2009 and December 31, 2008, respectively.  Customer repurchase agreements were $19.8 million at September 30, 2009 and $21.3 million at December 31, 2008.  A customer repurchase agreement is an agreement by Westfield Bank to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of Westfield Bank’s customer repurchase agreements at September 30, 2009 and December 31, 2008 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements.  At September 30, 2009, Westfield Bank had $132.5 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $115.0 million in long-term debt with FHLB advances and $58.3 million in securities sold under repurchase agreements with an approval broker-dealer at December 31, 2008.  Customer repurchase agreements were $5.0 million at September 30, 2009 and none at December 31, 2008.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2010.

8.  PENSION AND POSTRETIREMENT LIFE INSURANCE BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$216	$175	$647	$525
Interest cost	183	162	548	486
Expected return on assets	(169)	(190)	(506)	(570)
Transition obligation	(3)	(3)	(9)	(9)
Actuarial loss (gain)	34	(10)	102	(29)
Net periodic pension cost	$261	$134	$782	$403

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

9.  FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale	$6,565	$13,194	$-	$19,759
Mortgage-backed securities available for sale	-	301,597	-	301,597
	$6,565	$314,791	$-	$321,356

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale	$6,178	$17,236	$-	$23,414
Mortgage-backed securities available for sale	-	201,189	-	201,189
	$6,178	$218,425	$-	$224,603

Also, Westfield Financial may be required, from time to time, to measure certain other financial assets and liabilities on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at and for the three and nine months ended September 30, 2009 and 2008.

	At September 30, 2009			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,271	$(482)	$(879)
Total assets	$-	$-	$1,271	$(482)	$(879)

	At September 30, 2008			Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,534	$-	$(91)
Total assets	$-	$-	$1,534	$-	$(91)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The resulting losses were recognized in earnings through the provision for loan losses.
Westfield Financial does not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

The estimated fair values of Westfield Financial’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$24,605	$24,605	$56,533	$56,533
Securities:
Available for sale	19,759	19,759	24,396	24,396
Held to maturity	69,272	73,297	79,303	82,491

Mortgage-backed securities:
Available for sale	301,597	301,597	233,747	233,747
Held to maturity	237,580	243,121	168,332	168,716
Federal Home Loan Bank of Boston and other restricted stock	10,003	10,003	8,456	8,456

Loans- net	466,808	475,390	472,135	492,121

Accrued interest receivable	5,195	5,195	5,261	5,261

Liabilities:
Deposits	654,190	655,881	588,029	591,244

Short-term borrowings	55,843	55,843	49,824	49,824

Long-term debt	218,813	222,625	173,300	177,567

Accrued interest payable	782	782	762	762

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

10.  SUBSEQUENT EVENT

Management evaluated all events or transactions that occurred after September 30, 2009 up through November 5, 2009, the date Westfield Financial issued these financial statements.  During this period, Westfield Financial did not have any material recognized or unrecognized subsequent events.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), Business Combinations (ASC Topic 141). The Statement requires that all business combinations be accounted for under the "acquisition method." The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement bcame effective January 1, 2009 and is not applicable to Westfield Financial, and therefore, will not have an impact on its consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”) (ASC Topic 715). This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC Topic 718), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP 03-6-1.  Early application is not permitted. The adoption of FSP 03-6-1 did not have a material impact on Westfield Financial’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments (ASC Topic 320). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Westfield Financial applied the guidance contained in FSP 115-2 effective in January 2009 resulting in a cumulative effect adjustment of $1.034 million ($1.566 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss.

In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Topic 820). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

In April 2009, the FASB issued FSP No. 107-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 270). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this pronouncement did not have a material impact on Westfield Financial’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS No. 165) (ASC Topic 855). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively.  Westfield Financial adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date.   The adoption of these pronouncements is not expected to have a material impact on Westfield Financial’s consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “ASC Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.  This statement is not expected to have a material impact on Westfield Financial’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-5) which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.
Another valuation technique that is consistent with the principles of Topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

ASU 2009-5 also clarifies that:

•
When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and

•
That both a quoted price in an active market for the identical liability at the measurement date and the   quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for Westfield Financial and is not expected to have a material effect on its consolidated financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We strive to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1853.  Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products.  We meet the needs of our local community through a community-based and service-oriented approach to banking.

We have adopted a growth-oriented strategy that has focused on increased emphasis on commercial lending.  Our strategy also calls for increasing deposit relationships and broadening its product lines and services.  We believe that this business strategy is best for its long-term success and viability, and complements its existing commitment to high-quality customer service.  In connection with its overall growth strategy, we seek to:

•
grow our commercial and industrial and commercial real estate loan portfolio by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increasing the number of households served within our market area; and

•
depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third-party mortgage company that underwrites, originates and services these loans in order to diversify our loan portfolio, increase fee income and reduce interest rate risk.

Please review our financial results for the quarter ended September 30, 2009 in the context of this strategy.

•
Net income was $1.2 million, or $0.04 per diluted share, for the quarter ended September 30, 2009 compared to $2.0 million, or $0.07 per diluted share for the same period in 2008.  For the nine months ended September 30, 2009, net income was $3.5 million, or $0.12 per diluted share compared to $6.0 million or $0.20 per diluted share for the same period in 2008.

•
FDIC insurance expense increased $78,000 to $102,000 for the three months ended September 30, 2009 from $24,000 for the same period in 2008.  The FDIC insurance expense increased $885,000 to $950,000 for the nine months ended September 30, 2009 from $65,000 for the same period in 2008.  The nine months ended September 30, 2009 includes $453,000 for a special assessment that was imposed upon all banks at June 30, 2009.

•
The provision for loans losses was $620,000 for the three months ended September 30, 2009 compared to $275,000 for the same period in 2008.  For the nine months ended September 30, 2009, the provision for loan losses was $2.4 million compared to $690,000 for the same period in 2008.  The factors that influenced the increase in the provision for loan losses primarily include an increase in charge-offs and the continued weakening of the local and national economy.

•
The three and nine months ended September 30, 2009 includes net losses on the sale of securities of $774,000 and $565,000, respectively, compared to net gains of $486,000 and $805,000, respectively for the same periods in 2008.  We incurred losses on the sale of securities of $2.2 million for both the three and nine months ended September 30, 2009, due to a loss on the sale of a single security.  The credit quality of the security had deteriorated and management opted to sell it in the third quarter of 2009.  The losses were partially offset by gains on the sale of other securities of $1.4 million and $1.6 million, respectively, for the three and nine months ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, given our current business strategy and asset/liability structure, are revenue recognition on loans, the accounting for allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than-temporary-impairment of securities and the valuation of deferred taxes.

Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest.  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

Our methodology for assessing the appropriateness of the allowance consists of two key components: a specific allowance for identified problem or impaired loans, and a general allowance for the remainder of the portfolio.  Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.  The appropriateness of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.  Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected.

Securities, including mortgage-backed securities, that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, that have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of equity.  Accordingly, a misclassification would have a direct effect on stockholders’ equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale.  We have never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances.  We do not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

On a quarterly basis, we review securities with unrealized depreciation on a judgmental basis to assess whether the decline in fair value is temporary or other-than-temporary.  Declines in the fair value of held to maturity and available for sale securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses.  The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the likelihood that it will be required to sell the securities prior to the recovery of their amortized cost basis less any credit losses.

We must make certain estimates in determining income tax expense for financial statement purposes.  These estimates occur in the calculation of the deferred tax assets and liabilities, which arise from the temporary differences between the tax basis and financial statement basis of our assets and liabilities.  The carrying value of our net deferred tax asset is based on our historic taxable income for the two prior years as well as our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.  Judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors which could result in a change in the assessment of the realization of the net deferred tax assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Total assets increased $152.5 million to $1.3 billion at September 30, 2009.  Securities increased $124.0 million to $638.2 million at September 30, 2009 from $514.2 million at December 31, 2008.  The increase in securities was the result of reinvesting funds from deposits, short-term borrowings and long-term debt into securities.

The composition of our loan portfolio at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

Commercial real estate	$226,218	$223,857
Residential real estate	65,045	62,810
Home equity	34,302	35,562
Commercial and industrial	145,125	153,861
Consumer	3,636	4,248
Total loans	474,326	480,338
Unearned premiums and deferred loan fees and costs, net	339	593
Allowance for loan losses	(7,857)	(8,796)
	$466,808	$472,135

Net loans decreased by $5.3 million to $466.8 million at September 30, 2009 from $472.1 million at December 31, 2008.  The decrease in net loans was primarily the result of a decrease in commercial and industrial loans, partially offset by an increase in commercial real estate loans and residential loans.  Commercial and industrial loans decreased $8.8 million to $145.1 million at September 30, 2009 from $153.9 million at December 31, 2008.  This was primarily the result of customers decreasing their balances on lines of credit, the charge-off of a single commercial loan relationship for $3.1 million, the majority of which was recorded in the first quarter of 2009, and normal loan payments and payoffs.  Commercial real estate loans increased $2.3 million to $226.2 million at September 30, 2009 from $223.9 million at December 31, 2008.  Owner occupied commercial real estate loans totaled $99.1 million at September 30, 2009 and $96.3 million at December 31, 2008, while non-owner occupied commercial real estate loans totaled $127.1 million at September 30, 2009 and $127.6 million at December 31, 2008.  Residential loans increased $975,000 to $99.3 million.

Nonperforming loans decreased $2.5 million to $6.3 million at September 30, 2009 compared to $8.8 million at December 31, 2008.  This represented 1.33 % of total loans at September 30, 2009 and 1.83% of total loans at December 31, 2008.  The decrease in nonperforming loans was related to a single commercial manufacturing relationship of $5.5 million.  The business was sold in 2009 and resulted in a charge-off of $3.1 million, the majority of which was recorded in the first quarter of 2009.

The following table presents information regarding nonperforming mortgage, consumer and other loans and foreclosed real estate as of the dates indicated.  All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At September 30, 2009, we had $6.3 million of nonaccrual loans and no foreclosed real estate.  At December 31, 2008, we had $8.8 million of nonaccrual loans and no foreclosed real estate.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $174,000 and $200,000 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$1,277	$905
Home equity	195	239
Commercial real estate	1,366	1,460
Total nonaccrual real estate loans	2,838	2,604

Other loans:
Commercial and industrial	3,473	6,195
Consumer	3	6
Total nonaccrual consumer and other loans	3,476	6,201
Total nonperforming loans	6,314	8,805
Foreclosed real estate, net	-	-
Total nonperforming assets	$6,314	$8,805
Nonperforming loans to total loans	1.33%	1.83%
Nonperforming assets to total assets	0.50	0.79

Asset growth was funded primarily through a $66.2 million increase in deposits and a $45.5 million increase in long-term debt.  Total deposits increased $66.2 million to $654.2 million at September 30, 2009 from $588.0 million at December 31, 2008.  The increase in deposits was due to an increase in checking accounts and regular savings accounts.  Checking accounts increased $31.1 million to $165.7 million at September 30, 2009 from $134.6 million for December 31, 2008.  Regular savings accounts increased $25.8 million to $93.9 million at September 30, 2009.  The increases in both checking and savings accounts were primarily due to accounts which pay a higher interest rate than comparable products.  Time deposit accounts increased $15.3 million to $342.9 million at September 30, 2009.

Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, was $218.8 million at September 30, 2009 and $173.3 million at December 31, 2008.

Stockholders’ equity at September 30, 2009 and December 31, 2008 was $257.2 million and $259.9 million, respectively, which represented 20.4% of total assets as of September 30, 2009 and 23.4% of total assets as of December 31, 2008.  The change in stockholders’ equity is comprised of the repurchase of 758,889 shares for $6.9 million related to the stock repurchase plan and dividends declared amounting to $8.9 million.  This was partially offset by $6.8 million decrease in other comprehensive loss, net income of $3.5 million and share-based compensation expense of $2.4 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

General

Net income was $1.2 million, or $0.04 per diluted share, for the quarter ended September 30, 2009 as compared to $2.0 million, or $0.07 per diluted share, for the same period in 2008.  Net interest and dividend income was $8.2 million for the three months ended September 30, 2009 and $8.1 million for the same period in 2008.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended September 30, 2009 and 2008 and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2009			2008
	Average		Average Yield /	Average		Average Yield /
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$480,950	$6,530	5.43%	$456,407	$6,958	6.10%
Securities(2)	618,599	6,913	4.47	508,210	6,542	5.15
Short-term investments(3)	12,459	2	0.06	33,390	158	1.89
Total interest-earning assets	1,112,008	13,445	4.84	998,007	13,658	5.47
Total noninterest-earning assets	73,550			71,483
Total assets	$1,185,558			$1,069,490

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$80,674	392	1.94	$86,203	328	1.52
Savings accounts	89,869	254	1.13	63,906	211	1.32
Money market accounts	52,194	113	0.87	65,613	189	1.15
Time deposits	341,443	2,462	2.88	322,038	2,823	3.51
Short-term borrowings and long-term debt	271,615	1,835	2.70	204,011	1,854	3.64
Total interest-bearing liabilities	835,795	5,056	2.42	741,771	5,405	2.91
Noninterest-bearing deposits	81,421			46,178
Other noninterest-bearing liabilities	11,270			8,600
Total noninterest-bearing liabilities	92,691			54,778
Total liabilities	928,486			796,549
Total equity	257,072			272,941
Total liabilities and equity	$1,185,558			$1,069,490
Less: Tax-equivalent adjustment(2)		(147)			(154)
Net interest and dividend income		$8,242			$8,099
Net interest rate spread(4)			2.42%			2.56%
Net interest margin(5)			2.99%			3.29%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

•	Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
•	Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
•	The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2009 compared
	to Three Months Ended September 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Short-term investments	$(99)	$(57)	$(156)
Investment securities (1)	1,421	(1,050)	371
Loans (1)	374	(802)	(428)
Total interest earning assets	1,696	(1,909)	(213)

Interest-bearing liabilities
NOW accounts	(21)	85	64
Savings accounts	86	(43)	43
Money market accounts	(39)	(37)	(76)
Time deposits	170	(531)	(361)
Short-term borrowing and long-term debt	614	(633)	(19)
Total interest-bearing liabilities	810	(1,159)	(349)
Change in net interest and dividend income	$886	$(750)	$136

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $143,000 to $8.2 million for the three months ended September 30, 2009 from $8.1 million for the same period in 2008.  The net interest margin, on a tax-equivalent basis, was 2.99% for the three months ended September 30, 2009 as compared to 3.29% for the same period in 2008.  Interest and dividend income, on a tax-equivalent basis, decreased $213,000 to $13.4 million for the three months ended September 30, 2009 from $13.7 million for the same period in 2008.  The average yield on interest-earning assets decreased 63 basis points to 4.84% for the three months ended September 30, 2009 from 5.47% for the same period in 2008.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $349,000 to $5.1 million for the three months ended September 30, 2009 from $5.4 million for the same period in 2008.  The average cost of interest-bearing liabilities decreased 49 basis points to 2.42% for the three months ended September 30, 2009 from 2.91% for the same period in 2008, as a result of the declining rate environment.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2009 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, the continued weakening of the local and national economy.  After evaluating these factors, we provided $620,000 for loan losses for the three months ended September 30, 2009, compared to $275,000 for the same period in 2008.  The allowance was $7.9 million at September 30, 2009 and $6.4 million at September 30, 2008.  The allowance for loan losses was 1.66% of total loans at September 30, 2009 and 1.38% at September 30, 2008.

Net charge-offs were $99,000 for the three months ended September 30, 2009.  This was comprised of charge-offs of $117,000 for the three months ended September 30, 2009, partially offset by recoveries of $18,000 for the same period.  Net recoveries were $6,000 for the three months ended September 30, 2008.  This was comprised of charge-offs of $11,000 for the three months ended September 30, 2008, partially offset by recoveries of $17,000 for the same period.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $918,000 to $(119,000) for the three months ended September 30, 2009 from $799,000 for the same period in 2008.  The three months ended September 30, 2009 includes a net loss on the sale of securities of $774,000 compared to a net gain of $486,000 for the same period in 2008.  We incurred losses on the sale of securities of $2.2 million for the three months ended September 30, 2009, due to a loss on the sale of a single security.  The credit quality of the security had deteriorated and management opted to sell it in the third quarter of 2009.  The losses were partially offset by gains on the sale of other securities of $1.4 million for the three months ended September 30, 2009.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2009 was $6.1 million, compared to $5.8 million for the same period in 2008.

Salaries and benefits increased $155,000 to $3.8 million for the three months ended September 30, 2009 from $3.7 million for the same period in 2008.  Expenses related to the defined benefit pension plan increased $184,000 for the three months ended September 30, 2009.  The increase was due to a decline in the value of assets held by the pension plan.

Income Taxes

For the three months ended September 30, 2009, we had a tax provision of $197,000 as compared to $793,000 for the same period in 2008.  The effective tax rate was 13.7% for the three months ended September 30, 2009 and 27.9% for the same period in 2008.  The decrease in effective tax rate from September 30, 2009 is due primarily to lower pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

General

Net income was $3.5 million, or $0.12 per diluted share, for the nine months ended September 30, 2009 as compared to $6.0 million, or $0.20 per diluted share, for the same period in 2008.  Net interest and dividend income was $24.1 million for the nine months ended September 30, 2009 and $23.8 million for the same period in 2008.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the nine months ended September 30, 2009 and 2008 and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2009			2008
	Average		Average Yield /	Average		Average Yield /
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$476,945	$19,497	5.45%	$436,537	$20,362	6.22%
Securities(2)	573,971	20,302	4.72	530,296	20,343	5.11
Short-term investments(3)	17,507	11	0.08	31,779	544	2.28
Total interest-earning assets	1,068,423	39,810	4.97	998,612	41,249	5.51
Total noninterest-earning assets	72,389			67,809
Total assets	$1,140,812			$1,066,421

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$67,451	967	1.91	$86,681	947	1.46
Savings accounts	80,913	682	1.12	57,995	553	1.27
Money market accounts	53,876	369	0.91	69,195	608	1.17
Time deposits	335,699	7,767	3.08	332,213	9,578	3.84
Short-term borrowings and long-term debt	252,492	5,522	2.92	190,159	5,374	3.77
Total interest-bearing liabilities	790,431	15,307	2.58	736,243	17,060	3.09
Noninterest-bearing deposits	79,650			42,972
Other noninterest-bearing liabilities	11,486			8,862
Total noninterest-bearing liabilities	91,136			51,834
Total liabilities	881,567			788,077
Total equity	259,245			278,344
Total liabilities and equity	$1,140,812			$1,066,421
Less: Tax-equivalent adjustment(2)		(434)			(428)
Net interest and dividend income		$24,069			$23,761
Net interest rate spread(4)			2.39%			2.42%
Net interest margin(5)			3.07%			3.24%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

•	Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
•	Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
•	The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended September 30, 2009 compared
	to Nine Months Ended September 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$1,885	$(2,750)	$(865)
Securities (1)	1,675	(1,716)	(41)
Short-term investments	(244)	(289)	(533)
Total interest-earning assets	3,316	(4,755)	(1,439)

Interest-bearing liabilities
NOW accounts	(210)	230	20
Savings accounts	219	(90)	129
Money market accounts	(135)	(104)	(239)
Time deposits	101	(1,912)	(1,811)
Short-term borrowing and long-time debt	1,762	(1,614)	148
Total interest-bearing liabilities	1,737	(3,490)	(1,753)
Change in net interest and dividend income	$1,579	$(1,265)	$314

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $308,000 to $24.1 million for the nine months ended September 30, 2009 from $23.8 million for the same period in 2008.  The net interest margin, on a tax-equivalent basis, was 3.07% for the nine months ended September 30, 2009 as compared to 3.24% for the same period in 2008.  The primary reason for the increase in net interest and dividend income was that the cost of interest-bearing liabilities decreased more than the yield on interest-earning assets for the nine months ended September 30, 2009 compared to the same period in 2008.  Interest expense decreased $1.8 million to $15.3 million for the nine months ended September 30, 2009 compared to the same period for 2008.  The average cost of interest-bearing liabilities decreased 51 basis points to 2.58% for the nine months ended September 30, 2009 from 3.09% for the same period in 2008.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Interest and dividend income, on a tax-equivalent basis, decreased $1.4 million to $39.8 million for the nine months ended September 30, 2009 from $41.2 million for the same period in 2008.  The primary reason for the decrease in interest and dividend income was a decrease in the rate on interest-earning assets.  The yield on average interest-earning assets decreased 54 basis points to 4.97% for the nine months ended September 30, 2009 from 5.51% for the same period in 2008.  This was partially offset by an increase of $69.8 million in the balance of average earning assets to $1.1 billion for the nine months ended September 30, 2009 from $998.6 million for the same period in 2008.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2009 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs and the continued weakening of the local and national economy.  After evaluating these factors, we provided $2.4 million for loan losses for the nine months ended September 30, 2009, compared to $690,000 for the same period in 2008.  The allowance was $7.9 million at September 30, 2009 and $8.8 million at December 31, 2008.  The allowance for loan losses was 1.66% of total loans at September 30, 2009 and 1.83% at December 31, 2008.

Net charge-offs were $3.3 million for the nine months ended September 30, 2009 as compared to $8,000 for the same period in 2008.  This was comprised of charge-offs of $3.3 million offset by recoveries of $41,000.  The increase in charge-offs was the related to a single commercial manufacturing relationship.  The business was sold in 2009 and resulted in a charge-off of $3.1 million, the majority of which was recorded in the first quarter of 2009.    Net charge-offs for the nine months ended September 30, 2008 were $8,000.  This was comprised of charge-offs of $62,000 offset by recoveries of $54,000.

Noninterest Income

Noninterest income decreased $518,000 to $2.1 million for the nine months ended September 30, 2009 from the same period in 2008.  This was primarily the result of an increase of $412,000 in fees received from the third-party mortgage program as we experienced an increased in mortgage referrals due to a decrease in interest rates.  This was partially offset by a decrease in net checking processing fee income of $187,000 for the nine months ended September 30, 2009, primarily due to a decrease in overdraft fee income.  In addition, income from bank-owned life insurance (“BOLI”) increased $83,000 for the nine months ended September 30, 2009.

The nine months ended September 30, 2009 includes a net loss on the sale of securities of $565,000 compared to a net gain of $805,000 for the same period in 2008.  We incurred losses on the sale of securities of $2.2 million for the nine months ended September 30, 2009, due to a loss on the sale of a single security.  The credit quality of the security had deteriorated and management opted to sell it in the third quarter of 2009.  The loss was partially offset by gains on the sale of other securities of $1.6 million, for the nine months ended September 30, 2009.

The nine months ended September 30, 2009 includes net impairment losses of $186,000, compared to net impairment losses of $961,000 for the same period in 2008.  The 2009 impairment was on a single collateralized mortgage obligation and was recognized in the third quarter of 2009.  The 2008 impairment loss was primarily on preferred stock issued by Freddie Mac, which was placed into conservatorship by the United States Treasury in September 2008.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2009 was $19.5 million, compared to $17.3 million for the same period in 2008.   Salaries and benefits increased $1.0 to $11.8 million for the nine months ended September 30, 2009 from $10.8 million for the same period in 2008.  Expenses related to the defined benefit pension plan increased $540,000 for the nine months ended September 30, 2009.  The increase was due to a decline in the value of assets held by the pension plan.  Expenses related to share-based compensation increased $387,000 for the nine months ended September 30, 2009.  The increase in share-based compensation was primarily due to accelerated vesting of share-based compensation in the first quarter of 2009 for certain employees who were retirement eligible.

FDIC insurance expense increased $885,000 to $950,000 for the nine months ended September 30, 2009 from $65,000 for the same period in 2008.  The six months ended June 30, 2009 includes the accrual of $453,000 for a special assessment that was imposed upon all banks at June 30, 2009.

Income Taxes

For the nine months ended September 30, 2009, we had a tax provision of $804,000 as compared to $2.4 million for the same period in 2008.  The effective tax rate was 18.6% for the nine months ended September 30, 2009 and 28.1% for the same period in 2008.  The decrease in effective tax rate from September 30, 2008 is due primarily to additional provision for loan loss expense recorded in the first quarter of 2009 reducing pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at September 30, 2009 was $96.2 million.

Liquidity management is both a daily and long-term function of business management.  The measure of a company’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  Loan repayments and maturing investment securities are a relatively predictable source of funds.  However, deposit flow, calls of securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Management believes that we have sufficient liquidity to meet its current operating needs.

At September 30, 2009, we exceeded each of its applicable regulatory capital requirements.  As of September 30, 2009, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized us as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed our category.  Our actual capital ratios of September 30, 2009 and December 31, 2008 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$267,162	35.14%	$60,829	8.00%	N/A	-
Bank	232,827	30.91	60,256	8.00	$75,320	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	259,305	34.10	30,414	4.00	N/A	-
Bank	225,926	30.00	30,128	4.00	45,192	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	259,305	20.55	50,463	4.00	N/A	-
Bank	225,926	18.35	49,250	4.00	61,562	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	225,926	18.35	18,469	1.50	N/A	-

December 31, 2008
Total Capital (to Risk Weighted Assets):
Consolidated	$276,857	42.56%	$52,042	8.00%	N/A	-
Bank	226,314	35.55	50,930	8.00	$63,662	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,725	41.31	26,021	4.00	N/A	-
Bank	219,744	34.52	25,465	4.00	38,197	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	268,725	23.97	44,836	4.00	N/A	-
Bank	219,744	20.51	42,854	4.00	53,567	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	219,744	20.51	16,070	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of its branches and equipment.  A summary of lease obligations and credit commitments at September 30, 2009 follows:

			After 1 Year	After 3 Years
	Within		But Within	But Within	After
	1 Year		3 Years	5 Years	5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$515		$937	$799	$10,369	$12,620

Borrowings and Debt
Federal Home Loan Bank	86,000		65,800	16,650	-	168,450
Securities sold under
agreements to repurchase	24,906		-	42,800	38,500	106,206
Total borrowings and debt	110,906		65,800	59,450	38,500	274,656

Credit Commitments
Available lines of credit	64,563		-	-	17,427	81,990
Other loan commitments	20,014	-	-	1,917	-	21,931
Letters of credit	3,944		-	-	505	4,449
Total credit commitments	88,521		-	1,917	17,932	108,370

	$199,942		$66,737	$62,166	$66,801	$395,646

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets.  Management believes, as of September 30, 2009, that we met all capital adequacy requirements to which it was subject.  As of September 30, 2009, the most recent notification from the OTS categorized us as “well capitalized” under the regulatory framework for prompt corrective action.

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

The table below sets forth as of September 30, 2010 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Twelve Months Ending September 30, 2010
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
	(Dollars in thousands)
300	33,910	24.7%
200	31,905	17.3%
100	28,827	6.0%
0	27,203	0.0%
-100	23,267	-14.5%
-200	18,950	-30.3%
-300	16,875	-38.0%

Management believes that there have been no significant changes in market risk since September 30, 2009.

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

ITEM 4: CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In recent months, the financial media has disclosed that the nation’s FHLB system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several of the FHLBs have announced impairment charges of these and other assets and, as such, their capital positions have deteriorated to the point that they have or may suspend dividend payments to their members. We are a member of the FHLB of Boston (“FHLBB”).  In the first quarter of 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. That notice outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment. If there are any further developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of its investment, which in turn could affect our net income and stockholders’ equity.  At September 30, 2009, our investment in FHLBB stock was $9.8 million.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2009.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program (1)

July 1 - 31, 2009	-	-	-	1,698,706

August 1 - 31, 2009	1,053	8.99	1,053	1,697,653

September 1 - 30, 2009	301,563	8.93	301,563	1,396,090

Total	302,616	8.93	302,616	1,396,090

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

There were no sales by us of unregistered securities during the three months ended September 30, 2009.

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

November 5, 2009