Form 10-K
period 2009-12-31
WESTFIELD FINANCIAL INC
filed 2010-03-15
CIK 1157647

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No.: 001-16767

Westfield Financial, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

141 Elm Street, Westfield, Massachusetts 01085
(Address of principal executive offices, including zip code)

(413) 568-1911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was $280,056,641.  This amount was based on the closing price as of June 30, 2009 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $9.06 on June 30, 2009.

As of March 6, 2010, the registrant had 31,218,960 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part II and Part II of this report.

WESTFIELD FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

TABLE OF CONTENTS

ITEM		PAGE
	PART I

1	BUSINESS	2
1A	RISK FACTORS	25
1B	UNRESOLVED STAFF COMMENTS	28
2	PROPERTIES	28
3	LEGAL PROCEEDINGS	29
4	RESERVED	29

	PART II

5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
6	SELECTED FINANCIAL DATA	33
7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	50
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	50
9A	CONTROLS AND PROCEDURES	50
9B	OTHER INFORMATION	51
	PART III

10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	52
11	EXECUTIVE COMPENSATION	52
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	52
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
14	PRINCIPAL ACCOUNTING FEES AND SERVICES	52

	PART IV

15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	53
	SIGNATURES

FORWARD - LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the real estate market or local economy;

•	changes in interest rates;

•	changes in laws and regulations to which we are subject; and

•	competition in our primary market area.

Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this prospectus to “Westfield Financial,” “we,” “us,” “our company,” “corporation” and “our” refer to Westfield Financial, Inc. and its subsidiaries (including the Bank, Elm Street Securities Corporation and WFD Securities, Inc.) References to the “Bank” are to Westfield Bank, our wholly owned bank subsidiary.

PART I

ITEM 1.	BUSINESS

General.  Westfield Financial is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”). Westfield Financial was formed in 2001 in connection with the reorganization of the company’s federally-chartered mutual holding company with the second step conversation being completed in 2007.  The Bank was formed in 1853 and is a federally-chartered savings bank regulated by the Office of Thrift Supervision.  As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships.  We believe that this business focus is best for our long term success and viability, and complements our existing commitment to high quality customer service.

Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by us for the primary purpose of holding qualified investment securities.  In February 2007, we formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified investment securities.  In October 2009, we formed WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company, for the primary purpose of holding real property acquired as security for debts previously contracted by the Bank.

Market Area.  We operate 11 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. We also have eight free-standing ATM locations in Feeding Hills, Springfield, West Springfield and Westfield, Massachusetts.  Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County in western Massachusetts.  In addition, we provide online banking services through our website located at www.westfieldbank.com.

The markets served by our branches are primarily suburban in character, as we operate only one office in Springfield, the Pioneer Valley’s primary urban market.  Westfield, Massachusetts, is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. The Pioneer Valley of western Massachusetts encompasses the fourth largest metropolitan area in New England.  The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas.

Competition.  We face intense competition both in making loans and attracting deposits.  Our primary market area is highly competitive and we face direct competition from approximately 21 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence.  Many of these financial institutions are significantly larger than us and have greater financial resources. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms.  Historically, our most direct competition for deposits has come from savings and commercial banks. We face additional competition for deposits from internet-based institutions, credit unions, brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio primarily consists of commercial and industrial loans, commercial real estate loans, residential real estate loans, home equity loans, and consumer loans.

At December 31, 2009, we had total loans of $476.4 million, of which 67.8% were adjustable rate loans and 33.2% were fixed rate loans.  Commercial real estate loans and commercial and industrial loans totaled $374.1 million and $377.8 million, respectively.  The remainder of our loans at December 31, 2009 consisted of residential real estate loans, home equity loans and consumer loans.  Residential real estate and home equity loans outstanding at December 31, 2009 totaled $99.1 million.  Consumer loans outstanding at December 31, 2009 were $3.3 million.

The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors.  These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.  The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate loans:
Commercial	$229,061	48.08%	$223,857	46.61%	$189,964	45.22%	$174,556	44.74%	$169,564	44.17%
Residential	64,299	13.50	62,810	13.08	72,170	17.18	79,308	20.33	82,279	21.43
Home equity	34,755	7.29	35,562	7.40	35,940	8.56	30,232	7.75	24,639	6.42
Total real estate loans	328,115	68.87	322,229	67.09	298,074	70.96	284,096	72.82	276,482	72.02

Other loans:
Commercial and industrial	145,012	30.44	153,861	32.03	116,514	27.74	100,237	25.69	100,019	26.06
Consumer, other	3,307	0.69	4,248	.88	5,479	1.30	5,841	1.49	7,372	1.92
Total other loans	148,319	31.13	158,109	32.91	121,993	29.04	106,078	27.18	107,391	27.98

Total loans	476,434	100.00%	480,338	100.00%	420,067	100.00%	390,174	100.00%	383,873	100.00%

Unearned premiums and net deferred loan fees and costs, net	360		593		561		447		386
Allowance for net losses	(7,645)		(8,796)		(5,726)		(5,437)		(5,422)
Total loans, net	$469,149		$472,135		$414,902		$385,184		$378,837

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2009. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2009
	Residential Real Estate Loans	Home Equity Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amount due:
Within one year	$16,027	$14,588	$36,935	$72,861	$825	$141,236

After one year:
One to three years	6,022	648	33,383	20,382	1,443	61,878
Three to five years	1,098	1,391	118,627	44,372	803	166,291
Five to ten years	5,700	7,300	32,224	7,397	36	52,657
Ten to twenty years	18,250	10,828	5,367	-	-	34,445
Over twenty years	17,202	-	2,525	-	200	19,927
Total due after one year	48,272	20,167	192,126	72,151	2,482	335,198

Total amount due	64,299	34,755	229,061	145,012	3,307	476,434

Unearned premiums and deferred loan fees and costs, net	23	287	(178)	225	3	360
Allowance for loan losses	(316)	(171)	(2,371)	(4,748)	(39)	(7,645)

Loans, net	$64,006	$34,871	$226,512	$140,489	$3,271	$469,149

The following table presents, as of December 31, 2009, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2010, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential	$43,116	$5,156	$48,272
Home equity	20,167	-	20,167
Commercial real estate	31,127	160,999	192,126
Total real estate loans	94,410	166,155	260,565

Other loans:
Commercial and industrial	47,145	25,006	72,151
Consumer	2,482	-	2,482
Total other loans	49,627	25,006	74,633

Total loans	$144,037	$191,161	$335,198

The following table presents our loan originations, purchases, sales and principal payments for the years indicated:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Loans:
Balance outstanding at beginning of year	$480,338	$420,067	$390,174

Originations:
Real estate loans:
Residential	1,378	2,807	3,692
Home equity	16,601	12,120	17,158
Commercial	39,805	40,367	44,811
Total mortgage originations	57,784	55,294	65,661

Commercial and industrial loans	47,492	84,300	59,812
Consumer loans	1,299	1,624	3,161
Total originations	106,575	141,218	128,634
Purchase of one-to-four family mortgage loans	16,381	1,648	1,759
	122,956	142,866	130,393

Less:
Principal repayments, unadvanced funds and other, net	121,809	82,212	100,389
Loan charge-offs, net	5,051	383	111
Total deductions	126,860	82,595	100,500
Ending balance	$476,434	$480,338	$420,067

Commercial and Industrial Loans.  We offer commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt.  We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans.  At December 31, 2009, our commercial and industrial loan portfolio consisted of 878 loans, totaling $145.0 million or 30.4% of our total loans.  Since 2005, commercial and industrial loans have grown $45.0 million, or 45.0%, from $100.0 million at December 31, 2005 to $145.0 million at December 31, 2009.  Our commercial loan team includes nine commercial loan officers, one business development manager, five credit analysts and two portfolio managers.  We may hire additional commercial loan officers on an as needed basis.

As part of our strategy of increasing our emphasis on commercial lending, we seek to attract our business customers’ entire banking relationship.  Most commercial borrowers also maintain commercial deposits.  We provide complementary commercial products and services, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services.  Westfield Bank offers a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations.  Commercial loan officers are based in our main and branch offices, and we view our potential branch expansion as a means of facilitating these commercial relationships.  We intend to continue to expand the volume of our commercial business products and services within our current underwriting standards.

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, which comprises approximately 5.48% of the total loan portfolio as of December 31, 2009. At December 31, 2009, our largest commercial and industrial loan relationship was $23.0 million to a private New England college. The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however on an occasional basis, may have terms of up to ten years. Among the $145.0 million we have in our commercial and industrial loan portfolio as of December 31, 2009, $85.1 million have adjustable interest rates and $59.9 million have fixed interest rates. Whenever possible, we seek to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans. We generally require the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

Commercial and industrial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Please see “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.” Commercial and industrial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. These risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater oversight efforts by our staff compared to residential or commercial real estate lending. In order to mitigate this risk, we monitor our loan concentration and our loan policies generally to limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial and industrial loan portfolio.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2009, our commercial real estate loan portfolio consisted of 400 loans, totaling $229.1 million, or 48.1% of total loans. Since 2005, commercial real estate loans have grown by $59.5 million, or 35.1%, from $169.6 million at December 31, 2005 to $229.1 million at December 31, 2009.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. We generally lend up to a loan-to-value ratio of 75% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio but will generally require a minimum debt coverage ratio of 1.15. Our largest commercial real estate loan relationship had an outstanding balance of $11.9 million at December 31, 2009, which is secured by one commercial investment property located in Rhode Island. The loans of this borrower have performed to contractual terms.

We also offer construction loans to finance the construction of commercial properties located in our primary market area. At December 31, 2009, we had $4.0 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $4.0 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, we monitor our loan concentration on a quarterly basis and our loan policies generally limit the amount of loans to a single borrower or group of borrowers.

Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates than residential real estate loans. Please see “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.” Commercial real estate loans generally have adjustable rates with repricing dates of five years or less; however, occasionally repricing dates may be as long as ten years. Whenever possible, we seek to originate adjustable rate commercial real estate loans. Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans.

Residential Real Estate Loans and Originations. We process substantially all of our originations of residential real estate loans through a third party mortgage company. Residential real estate borrowers submit applications to us, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. We retain no residual ownership interest in these loans. We receive a fee for each of these loans originated by the third party mortgage company.

Even though substantially all residential real estate loan originations are referred to a third party mortgage company, we still hold residential real estate loans in our loan portfolio. The loans consist primarily of loans originated by us prior to the commencement of the third party residential mortgage referral program, or are loans we purchased. We occasionally purchase adjustable rate mortgages, which are serviced by the originating institutions, from other banks located in Massachusetts. At December 31, 2009, loans on one-to-four family residential properties, including home equity lines, accounted for $99.1 million, or 20.8%, of our total loan portfolio.

Our residential adjustable rate mortgage loans generally are fully amortizing loans with contractual maturities of up to 30 years, payments due monthly. Our adjustable rate mortgage loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans are not generally as rate sensitive as our cost of funds. The adjustable rate mortgage loans that we originate generally are not convertible into fixed rate loans.

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default. To date, we have not experienced difficulty with payments for these loans. At December 31, 2009, our residential real estate and home equity loan portfolio included $35.5 million in adjustable rate loans, or 7.4% of our total loan portfolio, and $63.6 million in fixed rate loans, or 13.4% of our total loan portfolio.

Our home equity loans totaled $34.8 million, or 7.3% of total loans at December 31, 2009. Home equity loans include $20.3 million in fixed rate loans, or 4.3 % of total loans, and $14.5 million in adjustable rate loans, or 3.0% of total loans. These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years.

Consumer Loans. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2009, the consumer loan portfolio totaled $3.3 million or 0.7% of total loans. Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2009. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority. Individuals authorized to make loans on our behalf are designated by our Senior Lending Officer and approved by the Board of Directors. Each loan officer has loan approval authority up to prescribed limits that depend upon the officer’s level of experience.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We also require an appraisal for all commercial real estate loans greater than $250,000, which is performed by licensed or certified third party appraisal firms and reviewed by our lending department.

Appraisals for home equity loans are required for loans in excess of $100,000; otherwise, a designated employee conducts an inspection of the property. We require title insurance on most commercial real estate loans. We also require borrowers to obtain flood insurance, if applicable, prior to closing, for all loans secured by real estate within a designated flood zone.

Commercial and Industrial Loans and Commercial Real Estate Loans. We lend up to a maximum loan-to-value ratio of 85% on commercial properties and the majority of these loans require a minimum debt coverage ratio of 1.15. Commercial real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups or related borrowers. Our loan policies limit the amounts of loans to a single borrower or group of borrowers to reduce this risk.

Our lending policies permit our underwriting department to review and approve commercial and industrial loans and commercial real estate loans up to $1 million. Any commercial and industrial or commercial real estate loan application that exceeds $1 million or that would result in the borrower’s total credit exposure with us to exceed $1 million, or whose approval requires an exception to our standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to our standard loan approval procedures would be if a borrower was located outside our primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

Home Equity Loans. We originate and fund our home equity loans. These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan. Our underwriting department may approve home equity loans up to $200,000. Home equity loans in amounts greater than $200,000 and up to $350,000 may be approved by certain officers who have been approved by the Board of Directors. Home equity loans over $350,000, or whose approval requires an exception to our standard loan approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

Asset Quality

One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential and commercial properties, set sound credit standards for new loan originations and follow careful loan administration procedures. We also utilize the services of an outside consultant to conduct credit quality reviews of our commercial and industrial and commercial real estate loan portfolio on at least an annual basis.

Nonaccrual Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on nonaccrual loans and foreclosed real estate, as well as our actions and plans to cure the nonaccrual status of the loans and to dispose of the foreclosed property.

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. At December 31, 2009, 2008, and 2007, we had $5.5 million, $8.8 million, and $1.2 million, respectively, of nonaccrual loans. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $94,000 $200,000, and $65,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$784	$905	$820	$803	$321
Home equity	225	239	175	103	108
Commercial real estate	782	1,460	177	69	1,285
Total nonaccrual real estate loans	1,791	2,604	1,172	975	1,714
Other loans:
Commercial and industrial	3,675	6,195	19	44	173
Consumer	4	6	11	9	32
Total nonaccrual other loans	3,679	6,201	30	53	205
Total nonperforming loans	5,470	8,805	1,202	1,028	1,919
Foreclosed real estate, net	1,662	-	-	-	-
Total nonperforming assets	$7,132	$8,805	$1,202	$1,028	$1,919
Nonperforming loans to total loans	1.15%	1.83%	0.29%	0.26%	0.50%
Nonperforming assets to total assets	0.60	0.79	0.12	0.10	0.24

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$8,796	$5,726	$5,437	$5,422	$5,277

Charge-offs:
Residential	-	(131)	-	-	-
Commercial real estate	(50)	-	-	-	-
Home equity loans	(117)	-	-	-	-
Commercial and industrial	(4,910)	(284)	(255)	(505)	(431)
Consumer	(22)	(34)	(62)	(79)	(181)

Total charge-offs	(5,099)	(449)	(317)	(584)	(612)

Recoveries:
Residential	-	-	-	4	-
Commercial real estate	-	-	-	-	1
Home equity loans	6	4	3	3	3
Commercial and industrial	2	4	54	7	9
Consumer	40	58	149	195	279
Total recoveries	48	66	206	209	292

Net charge-offs	(5,051)	(383)	(111)	(375)	(320)

Provision for loan losses	3,900	3,453	400	390	465

Balance at end of year	$7,645	$8,796	$5,726	$5,437	$5,422

Total loans receivable (1)	$476,434	$480,338	$420,067	$390,174	$383,873

Average loans outstanding	$476,214	$444,492	$398,281	$386,039	$383,436

Allowance for loan losses as a
percent of total loans receivable	1.60%	1.83%	1.36%	1.39%	1.41%

Net loans charged-off as a percent
of average loans outstanding	1.06	0.09	0.03	0.10	0.08

(1) Does not include unearned premiums, deferred costs and fees, or allowance for loan losses.

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Our methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for impaired loans and a general allowance for non-impaired loans. The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans. The specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect our key lending areas, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio. For information on our methodology for assessing the appropriateness of the allowance please see “Footnote 1 – Summary of Significant Accounting Policies, Allowance for Loan Losses.”

In addition, management employs an independent third party to perform an annual review of all of our commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal to or greater than $750,000. The third party also reviews all commercial investment real estate loans in excess of $750,000, as well as all adversely rated loans.

Our methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass graded loans are designated to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management’s judgments of qualitative factors as of the evaluation date. Similarly, by basing the pass graded loan loss factors on loss experience over the prior three years, the methodology is designed to take our recent loss experience into account.

Our allowance methodology has been applied on a consistent basis. Based on this methodology, we believe that we have established and maintained the allowance for loan losses at adequate levels. Future adjustments to the allowance for loan losses, however, may be necessary if economic, real estate and other conditions differ substantially from the current operating environment resulting in estimated and actual losses differing substantially. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2009			December 31, 2008			December 31, 2007
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and
home equity	$-	$487	$487	$-	$462	$462	$-	$456	$456
Commercial	-	2,371	2,371	-	2,216	2,216	-	1,756	1,756

Commercial and industrial	875	3,873	4,748	2,286	3,776	6,062	-	3,436	3,436

Consumer	-	39	39	-	56	56	-	78	78
Total	$875	$6,770	$7,645	$2,286	$6,510	$8,796	$-	$5,726	$5,726

	December 31, 2006			December 31, 2005
	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and
home equity	$-	$422	$422	$-	$355	$355
Commercial	13	2,004	2,017	218	2,400	2,618

Commercial and industrial	7	2,912	2,919	32	2,334	2,366

Consumer	-	79	79	-	83	83
Total	$20	$5,417	5,437	$250	$5,172	$5,422

In addition, the Office of Thrift Supervision (“OTS”), as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations.

For the year ended December 31, 2009, we provided $3.9 million to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the current loan portfolio as of December 31, 2009. At December 31, 2008, the allowance for loan losses included a specific valuation allowance of $2.1 million related to a manufacturing commercial loan relationship.  This amount was charged off in the first quarter of 2009 and contributed to the decrease in the allowance for loan losses and the allowance for loan losses as a percent of total loans.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	At December 31,
	2009			2008			2007
Loan Category	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgages:
Commercial	$2,371	$229,061	48.08%	$2,216	$223,857	46.61%	$1,756	$189,964	45.22%
Residential and home equity	487	99,054	20.79	462	98,372	20.48	456	108,110	25.74
Commercial loans	4,748	145,012	30.44	6,062	153,861	32.03	3,436	116,514	27.74
Consumer loans	39	3,307	0.69	56	4,248	0.88	78	5,479	1.30

Total allowance for loan losses	$7,645	$476,434	100.00%	$8,796	$480,338	100.00%	$5,726	$420,067	100.00%

	At December 31,
	2006			2005
	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgages:
Commercial	$2,017	$174,556	44.74%	$2,618	$169,564	44.17%
Residential and home equity	422	109,540	28.08	355	106,918	27.85
Commercial loans	2,919	100,237	25.69	2,366	100,019	26.06
Consumer loans	79	5,841	1.49	83	7,372	1.92

Total allowance for loan losses	$5,437	$390,174	100.00%	$5,422	$383,873	100.00%

Potential Problem Loans. We have a commercial line of credit of $1.1 million with a borrower primarily engaged in the distribution of automotive parts and accessories. This potential problem loan was not delinquent as of December 31, 2009, or as of March 9, 2010. During 2009, however, the borrower experienced a decrease in revenue. We intend to restructure $470,892 of the debt to a real estate holding company and an operating company affiliated with the borrower, which has the ability to service the debt. After the restructure, the remaining balance on the line of credit is estimated to be $666,766 and is collateralized by inventory and accounts receivable.

Investment Activities. The Board of Directors review and approve our investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within the range established by policy. In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, and other characteristics of the securities to be held.

Federally-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks and corporate debt instruments.

Securities Portfolio. We classify securities as held to maturity or available for sale at the date of purchase. We do not have any securities classified as trading. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair value. At December 31, 2009, held to maturity securities totaled $295.0 million, or 48.0% of the total securities portfolio, and available for sale securities totaled $319.1 million, or 52.0% of our total securities portfolio.

We invest in Government-sponsored enterprise debt securities, the majority of which have average lives of less than five years. We also invest in municipal bonds issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard and Poor’s, or Fitch, the majority of which are also independently insured. These securities generally have maturities between seven and 20 years; however, many have earlier call dates. In addition, we have investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the OTS.

Our mortgage-backed securities, the majority of which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years. At December 31, 2009, we owned $37.5 million in private-label residential mortgage-backed securities.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt Securities:
Government-sponsored enterprises	$45,884	$47,358	$60,924	$64,105	$101,906	$103,638
Municipal bonds	36,316	37,774	36,354	36,655	32,993	33,402
Total securities	82,200	85,132	97,278	100,760	134,899	137,040

Mortgage-backed securities:
Government sponsored residential mortgage-backed	494,324	500,659	315,903	318,158	318,078	319,463
U.S. Government guaranteed residential mortgage-backed	17,364	17,333	48,293	47,977	15,882	15,883
Private label residential mortgage-backed	15,317	13,068	48,916	36,328	45,844	45,382
Total mortgage-backed securities	527,005	531,060	413,112	402,463	379,804	380,728

Marketable equity securities
Mutual funds	6,561	6,489	6,231	6,088	6,333	6,187
Common and preferred stock	70	59	70	39	1,031	653
Total marketable equity securities	6,631	6,548	6,301	6,127	7,364	6,840

Total securities	$615,836	$622,740	$516,691	$509,350	$522,067	$524,608

Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2009			2008			2007
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Available for sale:
Government sponsored residential	$289,840	55.00%	$290,248	$161,926	39.20%	$162,276	$160,473	42.25%	$161,860
U.S. Government guaranteed residential	1,030	0.19	1,047	40,401	9.78	40,424	5,674	1.49	5,687
Private label residential	10,368	1.97	8,510	42,453	10.28	31,047	39,063	10.28	38,631
Total available for sale	301,238	57.16	299,805	244,780	59.26	233,747	205,210	54.02	206,178

Held to maturity:
Government sponsored residential	204,484	38.80	210,411	153,977	37.27	155,882	157,605	41.50	157,603
U.S. Government guaranteed residential	16,334	3.10	16,286	7,892	1.91	7,553	10,208	2.69	10,196
Private label residential	4,949	0.94	4,558	6,463	1.56	5,281	6,781	1.79	6,751
Total held to maturity	225,767	42.84	231,255	168,332	40.74	168,716	174,594	45.98	174,550

Total mortgage-backed securities	$527,005	100.00%	$531,060	$413,112	100.00%	$402,463	$379,804	100.00%	$380,728

Securities Portfolio Maturities. The composition and maturities of the securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprises	$-	-%	$-	-%	$-	-%	$11,000	5.00%	$11,000	$10,698	5.00%
Municipal bonds	-	-	-	-	1,391	4.01	565	4.12	1,956	2,070	4.04
Total securities	-	-	-	-	1,391	4.01	11,565	4.96	12,956	12,768	4.85

Mortgage-backed securities
available for sale:
Government sponsored residential mortgage-backed	-	-	1,181	4.58	10,660	3.73	277,999	4.89	289,840	290,248	4.84
U.S. Government guaranteed residential mortgage-backed	-	-	-	-	-	-	1,030	3.81	1,030	1,047	3.81
Private label residential mortgage-backed	-	-	-	-	-	-	10,368	5.00	10,368	8,510	5.00
Total mortgage-backed securities	-	-	1,181	4.58	10,660	3.73	289,397	4.89	301,238	299,805	4.84

Total	$-	-	$1,181	4.58	$12,051	3.77	$300,962	4.89	$314,194	$312,573	4.84

Securities held to maturity:
Government-sponsored enterprises	$5,044	0.86	$14,910	4.01	$14,930	5.13	$-	-	$34,884	$36,660	4.96
Municipal bonds	1,190	3.48	6,748	3.57	15,448	4.06	10,974	4.38	34,360	35,704	3.64
Total investment securities	6,234	1.36	21,658	3.87	30,378	4.59	10,974	4.38	69,244	72,364	5.40

Mortgage-backed securities
held to maturity:
Government sponsored residential mortgage-backed	973	(3.79)	4,851	3.74	17,367	4.95	181,293	5.04	204,484	210,411	4.96
U.S. Government guaranteed residential mortgage-backed	-	-	132	4.89	-	-	16,202	3.63	16,334	16,286	3.64
Private label residential mortgage-backed	-	-	-	-	-	-	4,949	5.40	4,949	4,558	5.40
Total mortgage-backed securities	973	(3.79)	4,983	3.77	17,367	4.95	202,444	4.94	225,767	231,255	4.88

Total	$7,207	0.66%	$26,641	3.85%	$47,745	4.72%	$213,418	4.91%	$295,011	$303,619	4.68%

Sources of Funds

General. Deposits, short-term borrowings, long-term debt, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of passbook and statement savings accounts), NOW accounts, noninterest-bearing demand accounts, money market accounts and time deposits. We have expanded the types of deposit products that we offer to include jumbo certificates of deposit, tiered money market accounts and customer repurchase agreements to complement our increased emphasis on attracting commercial banking relationships.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our offices. We rely primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 47.1% of total deposits on December 31, 2009 and 44.3% on December 31, 2008. At December 31, 2009 and December 31, 2008, time deposits with remaining terms to maturity of less than one year amounted to $242.3 million and $245.9 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2009, 2008 and 2007.

Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amount	Percent	Rates	Amount	Percent	Rates	Amount	Percent	Rates
	(Dollars in thousands)

Demand deposits	$80,110	12.36%	-%	$50,860	8.65%	-%	$42,408	7.04%	-%
Now accounts	70,462	10.87	1.42	83,788	14.25	1.17	85,316	14.15	1.62
Regular accounts	104,650	16.15	0.88	68,085	11.58	1.05	47,072	7.81	1.24
Money market accounts	50,120	7.74	0.74	57,655	9.80	0.94	74,601	12.38	1.24
Total non-certificated accounts	305,342	47.12	0.75	260,388	44.28	0.86	249,397	41.38	1.16

Time certificates of deposit:
Due within the year	242,318	37.40	2.41	245,939	41.83	3.30	266,234	44.18	4.49
Over 1 year through 3 years	85,867	13.25	2.65	78,627	13.37	3.82	79,806	13.24	4.26
Over 3 years	14,448	2.23	2.02	3,075	0.52	3.43	7,239	1.20	4.50
Total certificated accounts	342,633	52.88	2.45	327,641	55.72	3.43	353,279	58.62	4.44

Total	$647,975	100.00%	1.65%	$588,029	100.00%	2.29%	$602,676	100.00%	3.08%

Certificate of Deposit Maturities. At December 31, 2009, we had $97.8 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
	(In thousands)

3 months or less	$11,017	2.78%
Over 3 months through 6 months.	24,855	2.41
Over 6 months through 12 months	29,684	2.34
Over 12 months	32,258	2.74
Total	$97,814	2.54%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2009
	Period to Maturity
	Less than	One to Two	Two to	More than		Percent
	One Year	Years	Three Years	Three Years	Total	of Total
	(Dollars in thousands)

2.00% and under	$69,809	$21,104	$1,674	$7	$92,594	27.02%
2.01% to 3.00%	126,808	25,257	9,497	13,772	175,334	51.17
3.01% to 4.00%	26,455	18,920	2,080	49	47,504	13.87
4.01% to 5.00%	16,829	7,015	320	456	24,620	7.19
5.01% and over	2,417	-	-	164	2,581	0.75
Total	$242,318	$72,296	$13,571	$14,448	$342,633	100.00%

Short-term borrowings and long-term debt. We also utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the Federal Home Loan Bank were $58.0 million at December 31, 2009 and $28.5 million at December 31, 2008. Our repurchase agreements are with commercial customers. These agreements are linked to customers’ checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements. At December 31, 2009 and 2008, such repurchase agreements borrowings totaled $16.5 million and $21.3 million, respectively.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2009, we had $127.5 million in long-term debt with the FHLB, $81.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.0 million in customer repurchase agreements. This compares to $115.0 million in FHLB advances and $58.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2008. There were no long-term customer repurchase agreements at December 31, 2008. At December 31, 2009, securities sold under repurchase agreements of $81.3 million were executed with a weighted average interest rate of 2.76% and final maturities of $14.8 million in the year 2013, $28.0 million in the year 2014, and $38.5 million in the year 2018. The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the years 2009 to 2012.

Personnel

As of December 31, 2009, we had 145 full-time employees and 35 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

REGULATION

General. As a federally-chartered savings bank, the Bank is subject to regulation, examination, and supervision by the Office of Thrift Supervision (“OTS”) as its chartering authority, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OTS and the FDIC describing our activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.

As the holding company of a savings bank, Westfield Financial is also regulated by the OTS. As such, Westfield Financial is registered with and subject to OTS examination and supervision, as well as certain OTS reporting requirements. In addition, the OTS has enforcement authority over Westfield Financial and Westfield Financial’s non-savings-association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board. Westfield Financial also is required to file reports with the OTS and the SEC, and otherwise comply with the rules and regulations of the OTS and the SEC under federal securities laws.

The Office of Thrift Supervision and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such policies, whether by the OTS, the FDIC, the SEC or the United States Congress, could have a material adverse impact on the Bank and Westfield Financial’s operations and shareholders.

The following discussion is intended to be a summary of the material statutes and regulations applicable to federal savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Banks

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS thereunder. Those laws and regulations limit the Bank’s authority to invest in certain types of assets and to make certain types of loans. Permissible investments include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, we were in compliance with these limitations on loans to one borrower.

Qualified Thrift Lender Test. The Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”), to remain a “Qualified Thrift Lender” (“QTL”). QTIs must represent 65% or more of portfolio assets on a monthly average basis during 9 out of every 12 months on a continuous basis. Failure by the Bank to maintain its status as a QTL would result in the following restrictions on operations: (i) we would not be able to engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment was permissible for both national banks and thrift institutions; (ii) the branching powers of the Bank would be restricted to those of a national bank; and (iii) payment of dividends would be subject to the rules regarding payment of dividends by a national bank. Additional restrictions would apply three years after we ceased to be a QTL, including requirements to dispose of certain assets not permissible for national banks and to cease engaging in activities not permissible for national banks. A thrift institution that fails to maintain its QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all restrictions described above as if all time periods prior to such restrictions becoming effective had expired.  At December 31, 2009, our QTL ratio was 75.77%, which exceeded the requirement.

Capital Requirements.  The OTS regulations require the Bank to meet the following minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under OTS regulations;

(2)
a leverage ratio of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; otherwise, the minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution;

(3)	a Tier 1 risk-based capital ratio of 4.0%; and

(4)
a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed the amount of core capital.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings); non-cumulative perpetual preferred stock and related earnings; nonwithdrawable accounts and pledged deposits that would qualify as core capital; and minority interests in equity accounts of fully consolidated subsidiaries, less deductions such as certain intangible assets.  Core capital (or Tier 1 capital) is defined similarly to tangible capital, but core capital also includes other elements such as certain qualifying supervisory goodwill.  Supplementary capital (or Tier 2 capital) includes elements such as cumulative and other preferred stock; mandatory convertible debt securities; subordinated debt; and the allowance for loan and lease losses (“ALLL”).  In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in Tier 2 capital.  The ALLL includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2009, we exceeded each of the applicable regulatory capital requirements.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as such practices are consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs.  In particular, the assessment system focuses on three tests:

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

The Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to federal savings associations by the Home Owners’ Loan Act and the OTS regulations, which impose certain additional restrictions on affiliate transactions.  In general, these transactions must be on terms that are at least as favorable to Westfield Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank.  In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders.  The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the Home Owners’ Loan Act and the OTS regulations.  Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Enforcement.  The OTS has primary enforcement responsibility over savings associations, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations as well as in response to unsafe or unsound practices.

Standards for Safety and Soundness.  The Bank is subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system.  The OTS has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders.  A savings institution not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OTS.

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action.  As of December 31, 2009, the most recent notification from the OTS categorized us as “well capitalized” under the prompt corrective action framework.

Capital Distributions. Thrift institutions are subject to limitations on their ability to make capital distributions such as dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account of a thrift institution. In general, an application to the OTS for prior approval to pay a dividend is required when that dividend, combined with all distributions made during the calendar year, would exceed a thrift institution’s net income year-to-date plus retained net income for the proceeding two years, or that would cause the thrift institution to be less than adequately capitalized.  We are currently in compliance with this requirement.

Liquidity.  The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Insurance of Deposit Accounts.  The deposits of the Bank are insured up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the Deposit Insurance Fund (“DIF”).  The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. For institutions that do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition.  The assessment rate may, therefore, change after any of these measurements change.

On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning January 1, 2011.  At least semi-annually thereafter, the FDIC will update its loss and income projections for the DIF and, if necessary to achieve the target reserve ratio, will change assessment rates via a rulemaking that will include a public notice and comment period.

Effective November 17, 2009, the FDIC also amended its regulations to require all insured institutions to prepay their risk-based deposit insurance assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012.  These prepayments were collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC’s FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance.  The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2010, due December 30, 2009, was 1.060% of insured deposits.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB.  While the required percentages of stock ownership are subject to change by the FHLBB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2009 of $10.1 million.  Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  In the past, the Bank has received dividends on its Federal Home Loan Bank stock.  The average dividend yield for fiscal 2008 was 3.4%.  On January 28, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility.  That letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment.  There can be no guarantee of future dividends.  If there are any further developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of its investment, which in turn could affect our net income and stockholders’ equity.

Federal Reserve System. The Bank is subject to provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board’s regulations currently require reserves equal to 3% on transaction account balances over $10.3 million and up to $44.4 million, plus 10% on the excess over $44.4 million. These requirements are subject to adjustment annually by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements. On October 9, 2008, the Federal Reserve Banks began paying interest on reserve balances. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve Board discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from the Federal Reserve Board.

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

The Bank Secrecy Act. We are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. For example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other provisions, the USA PATRIOT Act and the related regulations of the OTS and the United States Department of Treasury require savings banks operating in the United States to supplement and enhance the anti-money laundering compliance programs, due diligence policies and controls required by the Bank Secrecy Act and Office of Foreign Assets Control regulations to ensure the detection and reporting of money laundering.

Holding Company Regulation

Activities Restrictions Applicable to Westfield Financial. Under the Gramm-Leach-Bliley Act, Westfield Financial is prohibited from engaging in or acquiring an entity engaged in non-financial activities. In addition, we cannot be acquired unless the acquirer is generally engaged solely in financial activities.

Restrictions on Acquisition of Control Applicable to Westfield Financial. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person, or persons acting in concert, seeks to acquire control of WSB, as “control” is defined in the OTS’s regulations.  In reviewing a notice, the OTS is required to take into consideration certain statutory factors, including the financial and managerial resources of the acquirer, the competitive effects of the proposed acquisition and any adverse effect on the DIF.  If a company, an individual who owns or controls more than 25% of the voting shares of a savings and loan holding company or a director or officer of a savings and loan holding company seeks to acquire control of us, an application for approval must be submitted to the OTS instead of the notice described above.  In reviewing an application, the OTS is required to take into consideration certain statutory factors in addition to those considered under the Change in Bank Control Act, including the convenience and needs of the community to be served.

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

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area.  In recent years, we have developed and implemented a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships.  Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

If dividends paid on our investment in the FHLBB continue to be suspended, or if our investment is classified as other-than-temporarily impaired, our earnings and/or stockholders’ equity could decrease. We own common stock of the FHLBB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. The FHLBB previously announced that the dividend paid on its common stock has been suspended indefinitely. The continued suspension of the dividend will decrease our income. There can be no assurance that such dividends will be reinstated in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

It is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have employment agreements with our Chief Executive Officer, Chief Financial Officer, and Executive Vice President and General Counsel and change of control agreements with several other senior executive officers, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees Westfield Financial. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act.

As discussed above under the caption “Regulation,” financial institutions have been the subject of significant legislative and regulatory changes and will continue to be the subject of further significant legislation or regulation in the future, none of which is within our control. These changes as well as any future change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost and burden of compliance, over time, could significantly increase and adversely affect our ability to operate profitably.

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

Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013 and certain types of deposit accounts will have unlimited deposit insurance coverage through that date. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts through June 30, 2010, and all senior unsecured debt issued between April 1, 2009 and October 31, 2009 of any insured depository institution or their qualified holding companies that did not opt out of the program. Senior unsecured debt includes federal funds purchased and certificates of deposit outstanding to the credit of the bank with a maturity of 30 days or greater. These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC’s deposit insurance fund to potentially greater losses. We will be subject to increased deposit premium expenses in 2009 and future years which may have an adverse impact on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct our business through our eleven banking offices and eight off-site ATMs. As of December 31, 2009, the properties and leasehold improvements owned by us had an aggregate net book value of $12.2 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:

141 Elm St.	Owned	1964	N/A
Westfield, MA

Branch Offices:

206 Park St. West Springfield, MA	Owned	1957	N/A

655 Main St. Agawam, MA	Owned	1968	N/A

26 Arnold St.	Owned	1976	N/A
Westfield, MA

300 Southampton Rd.	Owned	1987	N/A
Westfield, MA

462 College Highway	Owned	1990	N/A
Southwick, MA

382 North Main St.	Leased	1997	2012
E. Longmeadow, MA

1500 Main St.	Leased	2006	2016
Springfield, MA

1642 Northampton St.	Owned	2001	N/A
Holyoke, MA

560 East Main St.	Leased	2007	2046
Westfield, MA

241 South Westfield St.	Leased	2009	2038
Feeding Hill, MA

ATMs:
337 N. Westfield St. Feeding Hills, MA	Leased	1988	2013

516 Carew St. Springfield, MA	Tenant at will	2002	N/A

1000 State St. Springfield, MA	Tenant at will	2003	N/A

788 Memorial Ave. West Springfield, MA	Leased	2006	2016

2620 Westfield St. West Springfield, MA	Leased	2006	2020

98 Southwick Rd. Westfield, MA	Leased	2006	2021

Location	Ownership	Year Opened	Year of Lease or License Expiration

115 West Silver St. Westfield, MA	Tenant at will	2005	N/A

1342 Liberty St. Springfield, MA	Owned	2001	N/A

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, no legal proceedings will have a material effect on our consolidated financial position or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective on August 21, 2007, we switched the listing of our common stock from the American Stock Exchange to the NASDAQ Stock Market and retained the symbol “WFD”. At December 31, 2009, there were 29,818,526 shares of common stock issued and outstanding, and there were approximately 5,049 shareholders of record.

The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the American Stock Exchange and NASDAQ.

	Price Per Share		Cash Dividends Declared
For the Year Ended December 31, 2009	High	Low
Fourth Quarter ended December 31, 2009	$8.50	$7.85	$0.20
Third Quarter ended September 30, 2009	9.82	8.43	0.05
Second Quarter ended June 30, 2009	9.86	8.62	0.20
First Quarter ended March 31, 2009	10.34	8.27	0.05

	Price Per Share		Cash Dividends Declared
For the Year Ended December 31, 2008	High	Low
Fourth Quarter ended December 31, 2008	$10.36	$8.89	$0.30
Third Quarter ended September 30, 2008	11.30	8.76	0.05
Second Quarter ended June 30, 2008	9.86	9.05	0.20
First Quarter ended March 31, 2008	10.53	8.95	0.05

A quarterly cash dividend of $0.05 per share was declared on January 27, April 28, July 21, and October 27, 2009 by the Board of Directors. In addition, the Board of Directors declared special cash dividends of $0.15 per share on April 28 and October 27, 2009. The continued payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee the payment of dividends or that, if paid, that dividends will not be reduced or eliminated in the future.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid by to us by the Bank, and borrowings. The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels or would impair the liquidation account to be established for the benefit of the Bank’s eligible account holders and supplemental eligible account holders at the time of the reorganization and stock offering.

There were no sales by us of unregistered securities during the year ended December 31, 2009.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

October 1 - 31, 2009	97,977	(2)	8.32	72,375	1,323,715

November 1 - 30, 2009	601,576		8.13	601,576	722,139

December 1 - 31, 2009	133,291		8.10	133,291	588,848

Total	832,844		8.15	807,242	588,848

(1)
In January 2008, the Board of Directors approved a repurchase program (“Repurchase Program”) authorizing us to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock. The Repurchase Program will continue until it is completed. The repurchases may be made from time to time at the discretion of management.

(2)
In October 2009, we repurchased 25,602 shares from certain executives as repayment of their tax obligations for shares of restricted stock that vested on October 20, 2009 under Westfield Financial’s 2002 and 2007 Recognition and Retention Plans. These repurchases were reported by each reporting person on October 20, 2009.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2004 to December 31, 2009, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Westfield Financial, Inc., The Russell 2000 Index and the
NASDAQ Bank Index

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Westfield Financial, Inc.	100.00	96.49	144.18	138.08	155.97	131.94
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,191,410	$1,109,056	$1,039,784	$996,829	$805,095
Loans, net (1)	469,149	472,135	414,902	385,184	378,837
Securities available for sale	19,316	24,396	38,051	41,687	28,321
Securities held to maturity	69,244	79,303	104,025	77,299	73,323
Mortgage-backed securities available for sale	299,805	233,747	206,178	126,942	101,138
Mortgage-backed securities held to maturity	225,767	168,332	174,594	163,093	152,127
Deposits	647,975	588,029	602,676	627,466	623,045
Short-term borrowings	74,499	49,824	32,268	17,919	14,441
Long-term debt	213,845	173,300	105,000	55,000	45,000
Total stockholders’ equity (2)	247,299	259,919	286,532	289,408	115,842
Allowance for loan losses	7,645	8,796	5,726	5,437	5,422
Nonperforming loans	5,470	8,805	1,202	1,028	1,919

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$52,530	$54,056	$53,584	$42,435	$37,306
Interest expense	20,022	22,304	23,408	19,551	13,597
Net interest and dividend income	32,508	31,752	30,176	22,884	23,709
Provision for loan losses	3,900	3,453	400	390	465
Net interest and dividend income after provision for loan losses	28,608	28,299	29,776	22,494	23,244
Total noninterest income	3,155	3,520	4,561	3,073	3,372
Total noninterest expense	25,037	23,333	21,825	19,390	18,464
Income before income taxes	6,726	8,486	12,512	6,177	8,152
Income taxes	1,267	1,795	3,812	1,523	1,933

Net income	$5,459	$6,691	$8,700	$4,654	$6,219

Basic earnings per share (3)	$0.19	$0.22	$0.29	$0.15	$0.20
Diluted earnings per share (3)	$0.18	$0.22	$0.28	$0.15	$0.20

Dividends per share paid (3)	$0.50	$0.60	$0.40	$0.32	$0.27

(1)	Loans are shown net of deferred loan costs, allowance for loan losses and unadvanced loan funds.
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

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data(1)
Performance Ratios:
Return on average assets	0.47%	0.63%	0.86%	0.56%	0.77%
Return on average equity (2)	2.12	2.43	3.00	3.99	5.27
Average equity to average assets (2)	22.16	25.75	28.74	14.08	14.66
Equity to total assets at end of year (2)	20.76	23.44	27.56	29.03	14.39
Average interest rate spread	2.41	2.44	2.23	2.61	2.89
Net interest margin (3)	3.04	3.23	3.25	3.05	3.24
Average interest-earning assets to average interest-earning liabilities	134.62	135.36	141.05	117.37	119.22
Total noninterest expense to average assets	2.16	2.18	2.16	2.34	2.29
Efficiency ratio (4)	68.44	65.77	63.91	73.63	68.23
Dividend payout ratio	2.63	2.73	1.38	2.13	1.35
Regulatory Capital Ratios:
Total risk-based capital	38.07	42.56	50.29	29.07	14.48
Tier 1 risk-based capital	36.94	41.31	49.30	54.38	24.54
Tier 1 leverage capital	20.92	23.97	27.48	55.39	25.68
Asset Quality Ratios:
Nonperforming loans to total loans	1.15	1.83	0.29	0.26	0.50
Nonperforming assets to total assets	0.60	0.79	0.12	0.10	0.24
Allowance for loan losses to total loans	1.60	1.83	1.36	1.39	1.41
Allowance for loan losses to nonperforming assets	107	100	476	529	283
Number of:
Banking offices	11	11	11	10	10
Full-time equivalent employees	168	180	177	155	142

(1)	Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2)
Average equity and stockholders’ equity includes $171.7 million in capital from the net proceeds raised in the stock offering.  We completed our second step stock offering on January 3, 2007.  Consequently, the proceeds were recognized by us and reported in our balance sheet as of December 31, 2006 and therefore affected the balance of stockholders’ equity for one calendar day.  Proceeds, net of stock issuance costs, received directly by us or held by the underwriter for our convenience were recorded by increasing cash, the capital stock, and the paid-in capital accounts.

(3)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.
(4)
The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale and losses on other than temporary impairment of securities and sale of premises and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. We strive to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that we have served since 1853.  Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products.  We meet the needs of our local community through a community-based and service-oriented approach to banking.

We have adopted a growth-oriented strategy that has focused on increasing commercial lending.  Our strategy also calls for increasing deposit relationships and broadening our product lines and services.  We believe that this business strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service.  In connection with our overall growth strategy, we seek to:

•
continue to grow our commercial and industrial and commercial real estate loan portfolio by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•
depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third party mortgage company which underwrites, originates and services these loans in order to diversify our loan portfolio, increase fee income and reduce interest rate risk.

You should read the following financial results for the year ended December 31, 2009 in the context of this strategy.

•
Net income was $5.5 million, or $0.18 per diluted share, for the year ended December 31, 2009 compared to $6.7 million, or $0.22 per diluted share for the same period in 2008.  The results for the year ended December 31, 2009 showed an increase in net interest income; however this was offset by an increase in noninterest expenses and the provision for loan losses and a decrease in noninterest income.

•
We provided $3.9 million for loan losses for the year ended December 31, 2009, compared to $3.5 million for the same period in 2008.   This was the result of an increase in net loan charge-offs and the further weakening of the local and national economy.  The allowance was $7.6 million, or 1.60% of total loans at December 31, 2009 and $8.8 million, or 1.83% of total loans at December 31, 2008.

•
Net interest and dividend income increased $756,000 to $32.5 million for the year ended December 31, 2009, compared to $31.8 million for the same period in 2008.  The net interest margin, on a tax-equivalent basis, was 3.04% for the year ended December 31, 2009, compared to 3.23% for the same period in 2008.  The increase in net interest income was primarily due to an increase in average interest-earning assets of $89.1 million for the year ended December 31, 2009.  Also contributing to the increase in net interest income was a decrease in the cost of interest-bearing liabilities.  The cost of interest-bearing liabilities decreased 55 basis points to 2.47% for the year ended December 31, 2009, compared to the same period in 2008.

•
The year ended December 31, 2009 also included net impairment losses of $278,000 on two collateralized mortgage obligations whose impairment was determined to be other than temporary.  This compares to net impairment losses of $1.3 million for the same period in 2008.  The 2008 impairment losses were primarily due to write-downs of $961,000 on preferred stock issued by Freddie Mac, which was placed into conservatorship by the United States Treasury in September 2008.

•
Nonperforming loans decreased $3.3 million to $5.5 million at December 31, 2009, compared to $8.8 million at December 31, 2008.  This represented 1.15% of total loans at December 31, 2009 and 1.83% of total loans at December 31, 2008.  The decrease was related to a single commercial manufacturing relationship of $5.5 million.  The underlying business was sold in 2009 and resulted in a charge-off of $3.1 million.

General.  Our consolidated results of operations are comprised of earnings on investments and loans and the net income recorded by the Bank.  Our consolidated results of operations depend primarily on net interest and dividend income.  Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities.  Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans, consumer loans, and securities.  Interest-bearing liabilities consist primarily of certificates of deposit and money market account, NOW account and savings account deposits, borrowings from the Federal Home Loan Bank of Boston and securities sold under repurchase agreements.  The consolidated results of operations also depend on provision for loan losses, noninterest income, and noninterest expense.  Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.  Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

Critical Accounting Policies. Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements.  Given our current business strategy and asset/liability structure, the more critical policies are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other than temporary impairment of securities, and the valuation of deferred taxes.  In addition to the informational disclosure in the Notes to the Consolidated Financial Statements, our policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

Our general policy regarding recognition of interest on loans is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in Part I under “Business – Lending Activities - Allowance for Loan Losses.”  Our methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for impaired loans and a formula allowance for the remainder of the portfolio.  Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.  The allocation of the allowance is also reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.  Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected.

Securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as “held to maturity” and are carried at amortized cost. Securities, including mortgage-backed securities, that have been identified as assets for which there is not a positive intent to hold to maturity are classified as “available for sale” and are carried at fair value with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on stockholders’ equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. We have never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. We do not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary.  Declines in the fair value of marketable equity securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses.  In estimating other than temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings.  For all other impaired held to maturity or available for sale securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our condition and net interest and dividend income for the years ended December 31, 2009, 2008 and 2007 and reflect the average yield on assets and average cost of liabilities for the years indicated.  The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown.  Average balances were derived from actual daily balances over the years indicated.  Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	For the Years Ended December 31,
	2009				2008				2007
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Short-term investments(1)	$15,051	$11	0.07%		$33,674	$594	1.76%		$53,624	$2,800	5.22%
Securities(5)	597,811	27,286	4.56		521,767	26,752	5.13		491,968	24,332	4.95
Loans(2)(5)	476,214	25,834	5.42		444,492	27,280	6.14		398,281	26,993	6.78
Total interest-earning assets	1,089,076	53,131	4.88		999,933	54,626	5.46		943,873	54,125	5.73
Total noninterest-earning assets	72,267				68,831				65,194

Total assets.	$1,161,343				$1,068,764				$1,009,067

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
NOW accounts	$68,967	1,238	1.80		$85,558	1,205	1.41		$80,613	1,340	1.66
Savings accounts	89,185	955	1.07		60,515	748	1.24		41,266	329	0.08
Money market deposit accounts	53,100	467	0.88		67,017	763	1.14		85,045	1,301	1.53
Time certificates of deposit	337,692	10,034	2.97		330,892	12,417	3.75		369,516	16,574	4.49
Total interest-bearing deposits	548,944	12,694			543,982	15,133			576,440	19,544
Short-term borrowings and long-term debt	260,083	7,328	2.82		194,750	7,171	3.68		92,750	3,864	4.17
Interest-bearing liabilities	809,027	20,022	2.47		738,732	22,304	3.02		669,190	23,408	3.50
Non-interest-bearing deposits	80,186				45,009				39,387
Other noninterest-bearing liabilities	14,789				9,828				10,495
Total noninterest-bearing liabilities	94,975				54,837				49,882

Total liabilities	904,002				793,569				719,072
Total equity	257,341				275,195				289,995
Total liabilities and equity	$1,161,343				$1,068,764				$1,009,067
Less: Tax-equivalent adjustment(5)		(601)				(570)				(541)
Net interest and dividend income		$32,508				$31,752				$30,176
Net interest rate spread(3)			2.41				2.44				2.23
Net interest margin(4)			3.04%				3.23%				3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.6	X			135.4	X			141.0	X

(1)	Short-term investments include federal funds sold.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning-assets.
(5)
Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%.  The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

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

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning Assets
Short-term investments	$(329)	$(254)	$(583)	$(1,042)	$(1,164)	$(2,206)
Securities (1)	3,899	(3,365)	534	1,474	946	2,420
Loans (1)	1,947	(3,393)	(1,446)	3,132	(2,845)	287

Total interest-earning assets	5,517	(7,012)	(1,495)	3,564	(3,063)	501

Interest-bearing liabilities:
NOW accounts	(234)	267	33	82	(217)	(135)
Savings accounts	354	(147)	207	153	266	419
Money market deposit accounts	(158)	(138)	(296)	(276)	(262)	(538)
Time certificates of deposit	255	(2,638)	(2,383)	(1,732)	(2,425)	(4,157)
Short-term borrowings and long-term debt	2,406	(2,249)	157	4,249	(942)	3,307

Total interest-bearing liabilities	2,623	(4,905)	(2,282)	2,476	(3,580)	(1,104)

Change in net interest and dividend income	$2,894	$(2,107)	$787	$1,088	$517	$1,605

(1)
Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets increased $82.4 million to $1.2 billion at December 31, 2009 from $1.1 billion at December 31, 2008.  Cash and cash equivalents decreased $27.8 million to $28.7 million at December 31, 2009 from $56.5 million at December 31, 2008, as funds were used to purchase securities.  Securities increased $110.3 million to $624.5 million at December 31, 2009 from $514.2 million at December 31, 2008.  Securities increased as funds from deposits, short-term borrowings and long-term debt were reinvested in securities.  The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $525.6 million at December 31, 2009, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association.  Privately issued mortgage-backed securities comprised $13.5 million, or 2.6%, of the mortgage-backed securities portfolio at December 31, 2009.

Debt securities issued by government-sponsored enterprises decreased $15.6 million to $45.6 million at December 31, 2009 from $61.2 million at December 31, 2008.  Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Home Loan Bank and the Federal Farm Credit Banks.  We also invest in municipal bonds issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured.  Municipal bonds were $36.4 million at December 31, 2009 and 2008, respectively.  In addition, we have investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the Office of Thrift Supervision.

Net loans decreased by $3.0 million to $469.1 million at December 31, 2009 from $472.1 million at December 31, 2008.  The decrease in net loans was primarily the result of a decrease in commercial and industrial loans and consumer loans, partially offset by an increase in commercial real estate loans and residential loans.    Commercial and industrial loans decreased $8.9 million to $145.0 million at December 31, 2009 from $153.9 million at December 31, 2008.  The decrease in commercial and industrial loans was primarily the result of customers decreasing their balances on lines of credit, charge-offs on commercial and industrial loans of $4.9 million, the majority of which was recorded in the first half of 2009, and normal loan payments and payoffs.  Consumer loans decreased $942,000 to $3.3 million due to low loan demand.

Commercial real estate loans increased $5.2 million to $229.1 million at December 31, 2009 from $223.9 million at December 31, 2008. The increase in commercial real estate loans was due to new loan originations in our market area. Residential real estate loans increased $683,000 to $99.1 million at December 31, 2009 from $98.4 million at December 31, 2008. Since September 2001, we have referred substantially all of the originations of our residential real estate loans to a third party mortgage company. Residential real estate borrowers submit applications to us, but the loan is approved by and closed on the books of the mortgage company. The third party mortgage company owns the servicing rights and services the loans. We retain no residual ownership interest in these loans.

Other real estate owned totaled $1.7 million at December 31, 2009, compared to none at December 31, 2008, with $635,000 in foreclosure and $1.0 million in which the deed was acquired in lieu of foreclosure.  The balance of other real estate owned consists of four properties representing two commercial and industrial loan relationships.  Both commercial and industrial loan relationships were taken into other real estate owned in the fourth quarter of 2009.

Asset growth was funded primarily through a $60.0 million increase in deposits, which totaled $648.0 million at December 31, 2009, compared to $588.0 million at December 31, 2008. The increase in deposits was due to increases in regular savings accounts, checking accounts and time deposits, partially offset by a decrease in money market accounts. Regular savings accounts increased $36.6 million to $104.7 million at December 31, 2009. NOW and checking accounts increased $15.9 million to $150.5 million at December 31, 2009. In addition, time deposits increased $15.0 million to $342.6 million, while money market accounts decreased $7.5 million to $50.1 million at December 31, 2009. The increases in savings accounts, checking accounts and time deposits were concentrated in accounts that pay a higher interest rate than comparable products. Management placed less emphasis on growing money market accounts in favor of growing core deposits and locking in some low cost term funding through time deposits.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2009, we had $127.5 million in long-term debt with the FHLB, $81.3 million in securities sold under repurchase agreements and $5.0 million in customer repurchase agreements. This compares to $115.0 million in FHLB advances and $58.3 million in securities sold under repurchase agreements at December 31, 2008. There were no long-term customer repurchase agreements at December 31, 2008. Securities sold under repurchase agreements were executed with a weighted average interest rate of 2.76% and final maturities of $14.8 million in the year 2013, $28.0 million in the year 2014 and $38.5 million in the year 2018. The securities sold under repurchase agreements are callable at the issuer’s option beginning in the years 2009 to 2012. Current interest rates permit us to earn a more advantageous spread by borrowing funds and reinvesting in loans and securities.

Short-term borrowings increased $24.7 million to $74.5 million at December 31, 2009 from $49.8 million at December 31, 2008. Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLB were $58.0 million and $28.5 million at December 31, 2009 and 2008, respectively. Customer repurchase agreements decreased $4.8 million to $16.5 million at December 31, 2009 from $21.3 million at December 31, 2008. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. At December 31, 2009, all of our customer repurchase agreements were held by commercial customers.

Stockholders’ equity decreased $12.6 million to $247.3 million at December 31, 2009 from $259.9 million at December 31, 2008.  This represented 20.8% of total assets as of December 31, 2009 and 23.4% of total assets as of December 31, 2008.  The decrease in stockholders’ equity is the result of the repurchase of 1.6 million shares of our common stock at a cost of $13.7 million, pursuant to our current stock repurchases plan, and the payment of regular and special dividends amounting to $14.6 million, or $0.50 per share.  This was partially offset by an increase in other comprehensive income of $6.6 million, net income of $5.5 million for the year ended December 31, 2009 and $3.0 million related to the accrual of share-based compensation.

Comparison of Operating Results for Years Ended December 31, 2009 and 2008

General.  Net income for the year ended December 31, 2009 was $5.5 million, or $0.18 per diluted share, compared to $6.7 million, or $0.22 per diluted share for the same period in 2008.

Interest and Dividend Income. Total interest and dividend income decreased $1.6 million to $52.5 million for the year ended December 31, 2009, compared to $54.1 million for the same period in 2008.

The decrease in interest income was primarily the result of a decrease in the average yield on interest-earnings assets for the year ended December 31, 2009, which was partially offset by an increase in the average balance of interest-earnings assets for the same period.  The average yield on interest-earnings assets, on a tax-equivalent basis, decreased 58 basis points to 4.88% for the twelve months ended December 31, 2009 from 5.46% for the same period in 2008.  While the decrease in the average yield on the balance of interest-earning assets, on a tax-equivalent basis, decreased interest income by $7.0 million, the average balance of interest-earnings assets increased $89.1 million, resulting in a partial offset of $5.5 million to the decrease in interest income for the year ended December 31, 2009.

Interest income on loans decreased $1.4 million to $25.7 million for the year ended December 31, 2009 from $27.1 million for the year ended December 31, 2008.  The tax-equivalent yield on loans decreased 72 basis points from 6.14% for the year 2008 to 5.42% for the same period in 2009 due to the falling interest rate environment.  The decrease in interest income resulting from the decrease in the average yield on loans was partially offset by a $31.7 million increase in the average balance of loans from $444.5 million for the year ended December 31, 2008 to $476.2 million for the year ended December 31, 2009.

The tax-equivalent yield on and average balance of short-term investments decreased for the year ended December 31, 2009.  The tax-equivalent yield on short-term investments decreased 169 basis points to 0.07% for the year ended December 31, 2009 from 1.76% for the same period in 2008 due to the enduring low interest rate environment.  In addition, the average balance of short-term investments decreased $18.6 million from $33.7 million for the year ended December 31, 2008 to $15.1 million for the year ended December 31, 2009.  Management actively reinvested available funds during the year into securities and loans in order to earn a more favorable yield on our interest-earnings assets.

These decreases were partially offset by an increase in interest and dividends on securities of $500,000 to $26.8 million for the year ended December 31, 2009 compared to $26.3 million for the same period in 2008.  The increase in interest and dividend income on securities was due to an increase in the average balance on securities, which increased $76.0 million to $597.8 million at December 31, 2009 from $521.8 million at December 31, 2008.  The increase was partially offset by a decrease in the tax-equivalent yield on securities, which decreased 57 basis points to 4.56% for the year ended December 31, 2009 from 5.13% for the same period in 2008 due to the enduring low interest rate environment.

Interest Expense.  Interest expense for the year ended December 31, 2009 decreased $2.3 million to $20.0 million from the comparable 2008 period.  This was attributable to a decrease in the average cost of interest-bearing liabilities of 55 basis points to 2.47% for the year ended December 31, 2009 from 3.02% for the same period in 2008.  The decrease in the average cost of interest-bearing liabilities was primarily due to the enduring low interest rate environment.  Additionally, management utilized sources of lower-cost funding, such as long-term debt and short-term borrowings, to control overall funding costs.

Net Interest and Dividend Income.  Net interest and dividend income increased $756,000 to $32.5 million for the year ended December 31, 2009 as compared to $31.8 million for same period in 2008.  The net interest margin, on a tax-equivalent basis, was 3.04% and 3.23% for the years ended December 31, 2009 and 2008, respectively.  The change in net interest and dividend income for the year ended December 31, 2009 was primarily the result of a decrease in interest expense of $2.3 million from the comparable 2008 period resulting from a 55 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an decrease in interest and dividend income of $1.6 million resulting from a 58 basis point decrease in the average yield of interest-earning assets.  The enduring low rate environment was the cause for the basis point decrease in both the average cost of interest-bearing liabilities and the average yield on interest-earning assets.

Provision for Loan Losses.  The provision for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

The amount that we provided for the provision for loan losses during the year ended December 31, 2009 was based upon the changes that occurred in the loan portfolio during that same period as well as the continued weakening of the local and national economy. The changes in the loan portfolio, described in detail below, include an increase in net loan charge-offs, partially offset by a decrease in commercial and industrial loans and an increase in commercial real estate loans.  After evaluating these factors, we provided $3.9 million for loan losses for the year ended December 31, 2009, compared to $3.5 million for the same period in 2008.  The allowance was $7.6 million at December 31, 2009 and $8.8 million at December 31, 2008.  The allowance for loan losses was 1.60% of total loans at December 31, 2009 and 1.83% at December 31, 2008.  At December 31, 2008, the allowance for loan losses included a specific valuation allowance of $2.1 million related to a manufacturing commercial loan relationship.  This amount was charged off in the first quarter of 2009 and contributed to the decrease in the allowance for loan losses and the allowance for loan losses as a percent of total loans.

For the year ended December 31, 2009, Westfield Bank recorded net charge-offs of $5.1 million compared to net charge-offs of $383,000 for the year ended December 31, 2008.  The 2009 period was comprised of charge-offs of $5.1 million for the year ended December 31, 2009, partially offset by recoveries of $48,000 for the same period.  The increase in charge offs for the year 2009 was primarily due to three unrelated commercial loan relationships which resulted in charge offs totaling $4.7 million, the majority of which occurred in the first half of 2009.  The 2008 period was comprised of charge-offs of $449,000 for the year ended December 31, 2008, partially offset by recoveries of $66,000 for the same period.

At December 31, 2009, commercial and industrial loans decreased $8.8 million to $145.0 million compared to December 31, 2008.  Westfield Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages.  Commercial real estate loans increased by $5.2 million to $229.1 million at December 31, 2008.

Nonperforming loans decreased $3.3 million to $5.5 million at December 31, 2009 from $8.8 million at December 31, 2008.  This represented 1.15 % of total loans at December 31, 2009 and 1.83% of total loans at December 31, 2008.  The decrease in nonperforming loans was related to the previously mentioned single commercial manufacturing relationship of $5.5 million.  The underlying business was sold in 2009 and resulted in a charge-off of $3.1 million.

 Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income.  Noninterest income decreased $365,000 to $3.2 million for the year ended December 31, 2009 compared to $3.5 million for the same period in 2008.

The years ended December 31, 2009 and 2008 included net impairment losses of $278,000 and $1.3 million, respectively, on securities that were determined to be other-than-temporarily impaired.  The 2009 impairment losses were on two private-label residential mortgage-backed securities.  The fair value of these securities was $4.5 million at December 31, 2009.  The 2008 impairment loss was primarily due to write-downs of $961,000 on preferred stock issued by Freddie Mac, which was placed into conservatorship by the United States Treasury in September 2008.  Our book value remaining on preferred stock issued by Freddie Mac was $39,000 at December 31, 2009.  In addition, we recorded net losses on the sales of securities of $383,000 for the year ended December 31, 2009.  For the year ended December 31, 2008, net gains on sales of securities were $1.1 million.

For the year ended December 31, 2009, income from service charges and fees increased $248,000 to $2.6 million, compared to $2.4 million for the comparable 2008 period.   This increase was due to income from the third party mortgage program and bank-owned life insurance.  Income from the third party mortgage program increased $473,000 to $572,000 for the year ended December 31, 2009, compared to $99,000 in the comparable 2008 period.  During the year, we experienced an increase in mortgage referrals due to a decrease in interest rates.  In addition, income from bank-owned life insurance increased $103,000 to $1.5 million for the year ended December 31, 2009 compared to the same period in 2008.  This was primarily the result of a $2.6 million increase in the average balance of bank-owned life insurance in 2009 compared to 2008.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2009 was $25.0 million compared to $23.3 million for the same period in 2008.  This increase was primarily due to an increase of $1.0 million in FDIC insurance expense to $1.1 million for the year ended December 31, 2009, compared to $89,000 during the same period in 2008.  The increase was due to higher FDIC insurance assessments nationwide and a special assessment of $453,000 at June 30, 2009.  Salaries and benefits increased $295,000 to $15.0 million for the year ended December 31, 2009, primarily the result of a $526,000 increase in costs related to the defined benefit pension plan.  This was partially offset by a $207,000 decrease in salary expenses associated with employee bonuses.

Income Taxes. The provision for income taxes decreased $500,000 to $1.3 million for the year ended December 31, 2009, compared to $1.8 million for the comparable 2008 period.  The effective tax rate was 18.8% for the year ended December 31, 2009 and 21.2% for the same period in 2008.  The decrease in the tax provision and effective tax rate in the 2009 period is due primarily to lower pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.  The 2008 period also includes the utilization of prior years’ loss carry forwards against gains on the sales of securities.

Comparison of Operating Results for Years Ended December 31, 2008 and 2007

General.  Net income for the year ended December 31, 2008 was $6.7 million, or $0.22 per diluted share, compared to $8.7 million, or $0.29 per diluted share for the same period in 2007.

Interest and Dividend Income. Total interest and dividend income increased $473,000 to $54.1 million for the year ended December 31, 2008, compared to $53.6 million for the same period in 2007.

The increase in interest income was primarily the result of a $56.1 million increase in average interest-earnings assets for the year ended December 31, 2008.  Average interest-earning assets were $1.0 billion for the year ended December 31, 2008 compared to $943.9 million for the same period in 2007.  The average yield on interest-earning assets, on a tax-equivalent basis, decreased 27 basis points to 5.46% for the year ended December 31, 2008 from 5.73% for the same period in 2007.

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

Provision for Loan Losses.  The provision for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

The amount that the Bank provided for the provision for loan losses during the year ended December 31, 2008 was based upon the changes that occurred in the loan portfolio during that same period as well as the weakening of the national economy. The changes in the loan portfolio, described in detail below, include an increase in commercial and industrial loans and commercial real estate loans, an increase in impaired loans and nonperforming loans, and an increase in net charged-off loans.  After evaluating these factors, the Bank provided $3.5 million for loan losses for the year ended December 31, 2008, compared to $400,000 for the same period in 2007.  The allowance was $8.8 million at December 31, 2008 and $5.7 million at December 31, 2007.  The allowance for loan losses was 1.83% of total loans at December 31, 2008 and 1.36% at December 31, 2007.

At December 31, 2008, commercial and industrial loans increased $37.4 million to $153.9 million compared to December 31, 2007.  The Bank considers these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages.  Commercial real estate loans increased by $33.9 million to $223.9 million at December 31, 2008.

For the year ended December 31, 2008, the Bank recorded net charge-offs of $383,000 compared to net charge-offs of $111,000 for the year ended December 31, 2007. The 2008 period was comprised of charge-offs of $449,000 for the year ended December 31, 2008, partially offset by recoveries of $66,000 for the same period.  The 2007 period was comprised of charge-offs of $317,000 for the year ended December 31, 2007, partially offset by recoveries of $206,000 for the same period.

Nonperforming loans increased $7.6 million to $8.8 million at December 31, 2008 from $1.2 million at December 31, 2007.  This represented 1.83% of total loans at December 31, 2008 and 0.29% of total loans at December 31, 2007.  The increase was primarily the result of a manufacturing commercial loan relationship of $5.5 million and an agricultural commercial loan relationship of $1.7 million.

The manufacturing commercial loan relationship is secured by real estate and other business assets.  Additionally, all debt is cross-collateralized, defaulted, and guaranteed with the exception of the SBA guaranteed notes.  During the year ended December 31, 2008, a valuation allowance of $2.1 million was allocated on the relationship of $5.5 million based on the estimated fair value of the underlying collateral.

The agricultural commercial loan relationship is primarily secured by real estate.  Management does not anticipate incurring significant losses on this relationship.  During the year ended December 31, 2008, a valuation allowance of $138,000 was allocated on the loan relationship of $1.7 million based on the estimated fair value of the underlying collateral.

Nonperforming residential real estate loans increased $149,000 to $1.1 million at December 31, 2008 from $995,000 at December 31, 2007. The majority of nonperforming residential real estate loans are collateralized by first liens.

 Impaired loans increased $7.7 million to $7.8 million at December 31, 2008 primarily as a result of the two commercial loan relationships consisting of an agricultural commercial loan relationship of $1.7 million and a manufacturing commercial loan relationship of $5.5 million, as discussed above.  During the year ended December 31, 2008, a valuation allowance of $138,000 was allocated on the loan relationship of $1.7 million and a valuation allowance of $2.1 million was allocated on the loan relationship of $5.5 million based on the estimated fair value of the underlying collateral.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income.  Noninterest income decreased $1.1 million to $3.5 million for the year ended December 31, 2008 compared to $4.6 million for the same period in 2007.  The 2007 results include a pre-tax gain of $546,000 on the sale of a piece of vacant land in Feeding Hills, Massachusetts.  The results for the 2007 year also include a pre-tax gain of $315,000 resulting from the curtailment of a defined benefit plan, specifically pertaining to providing a life insurance benefit to employees who retire from the Bank.

The year ended December 31, 2008 included a net loss of $205,000 on the sale and write-down of securities.  The Bank recorded write-downs of $1.3 million on securities deemed to be other-than-temporarily impaired.  This was primarily due to write-downs on preferred stock issued by Freddie Mac of $961,000.  Freddie Mac was placed into conservatorship by the United States Treasury in September 2008.  The book value remaining on preferred stock issued by Freddie Mac was $39,000 at December 31, 2008.  The write-downs were partially offset by net gains of $1.1 million for the year ended December 31, 2008 on the sale of other investment securities.  For the year ended December 31, 2007, we reported net gains of $41,000 on sales of securities.

Income from bank-owned life insurance increased $98,000 to $1.4 million for the year ended December 31, 2008 compared to the same period in 2007.  This was primarily the result of a $2.8 million increase in the average balance of bank-owned life insurance in 2008 compared to 2007.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2008 was $23.3 million compared to $21.8 million for the same period in 2007.  This increase was primarily due to an increase of $921,000 in salaries and benefits to $14.7 million for the year ended December 31, 2008.  Expenses related to share-based compensation increased $702,000 for the year ended December 31, 2008 as a result of new grants of restricted stock and stock options awarded in the third quarter of 2007.  In addition, expenses related to employee health insurance increased $150,000 due to normal increases in this area.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Outstanding borrowings from the FHLB were $185.5 million at December 31, 2009 and $143.5 million at December 31, 2008.  At December 31, 2009, we had $83.9 million in available borrowing capacity with the FHLB.  We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or loans.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

The Bank also has outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are also obligated under agreements with the FHLB to repay borrowed funds and is obligated under leases for certain of our branches and equipment.  A summary of lease obligations, borrowings, and credit commitments at December 31, 2009 follows:

		After 1 Year	After 3 Years
	Within	but Within	but Within	After
	1 Year	3 Years	5 Years	5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$539	$975	$860	$10,296	$12,670

Borrowings and Debt
Federal Home Loan Bank	83,000	60,800	31,650	10,000	185,450
Securities sold under agreements to repurchase	21,594	-	42,800	38,500	102,894
Total borrowings and debt	104,594	60,800	74,450	48,500	288,344

Credit Commitments
Available lines of credit	60,295	-	-	17,878	78,173
Other loan commitments	14,364	-	-	-	14,364
Letters of credit	3,239	-	-	506	3,745
Total credit commitments	77,898	-	-	18,384	96,282

Total	$183,031	$61,775	$75,310	$77,180	$397,296

Maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2009, we originated loans of $106.6 million, and during the comparable period of 2008, the Bank originated loans of $141.2 million.  Under our residential real estate loan program, we refer our residential real estate borrowers to a third party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third party mortgage company.  Purchases of securities totaled $398.6 million for the year ended December 31, 2009 and $223.0 million for the year ended December 31, 2008.  At December 31, 2009, the Bank had loan commitments to borrowers of approximately $18.1 million, and available home equity and unadvanced lines of credit of approximately $78.2 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors.  Total deposits increased $60.0 million during the year ended December 31, 2009 and decreased $14.7 million during the year ended December 31, 2008.  Time deposit accounts scheduled to mature within one year were $242.3 million at December 31, 2009.  Based on the Bank’s deposit retention experience and current pricing strategy, the Bank anticipates that a significant portion of these certificates of deposit will remain on deposit.  The Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet our current funding commitments.

At December 31, 2009, the Bank exceeded each of the applicable regulatory capital requirements.  The Bank’s tier 1 leverage capital was $230.1 million, or 19.56 % to adjusted total assets. Our tier 1 capital to risk weighted assets was $230.1 million or 34.28%.  The Bank had total capital to risk weighted assets of $236.9 million or 35.29%.

We do not anticipate any material capital expenditures during calendar year 2010, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than noted above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

To achieve the objectives of managing interest rate risk, the Bank’s Asset and Liability Management Committee meets monthly to discuss and monitor the market interest rate environment relative to interest rates that are offered on our products.  The Asset and Liability Management Committee presents periodic reports to the Boards of Directors of the Bank and Westfield Financial at their regular meetings.

The Bank’s primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and NOW accounts, which have shorter terms to maturity than the loan portfolio.  Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•
maintaining the diversity of  the Bank’s existing loan portfolio through the origination of commercial loans and commercial real estate loans which typically have variable rates and shorter terms than residential mortgages; and

•	emphasizing investments with an expected average duration of five years or less.

In addition, emphasis on commercial loans has reduced the average maturity of the Bank’s loan portfolio.  Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans.  However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition.  We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

Each of the Bank’s sources of liquidity is vulnerable to various uncertainties beyond the control of Westfield Bank.  Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. Our financial condition is affected by our ability to borrow at attractive rates, retain deposits at market rates and other market conditions. Management considers the Bank’s sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets

Net Interest and Dividend Income Simulation.  We use a simulation model to monitor interest rate risk.  This model reports the net interest income at risk primarily under seven different interest rate environments.  Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200, 300 and 400 and decrease 100 and 200 basis points, respectively, from current rates over the one year time period following the current consolidated financial statements.

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

The tables below set forth as of December 31, 2009 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Year Ending December 31, 2009
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
400	36,030	9.5%
300	35,506	7.9%
200	34,677	5.3%
100	34,254	4.1%
0	32,919	0.0%
-100	30,845	-6.3%
-200	27,327	-17.0%

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

The income simulation analysis was based upon a variety of assumptions.  These assumptions include but are not limited to asset mix, prepayment speeds, the timing and level of interest rates, and the shape of the yield curve.  As market conditions vary from the assumptions in the income simulation analysis, actual results will differ.  As a result, the income simulation analysis does not serve as a forecast of net interest income, nor do the calculations represent any actions that management may undertake in response to changes in interest rates.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of the recent accounting pronouncements.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and accompanying Notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk,” for a discussion of quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements may be found on pages F-1 through F-45 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely discussion regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

•
Our management  is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

•
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

•
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

•
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

•
Our Independent Registered Public Accounting Firm has issued an audit report on the effective operation of our internal control over financial reporting as of December 31, 2009.  This report appears on page F-45.

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

The following information included in the Proxy Statement is incorporated herein by reference: “Corporate Governance – Compensation Committee Interlocks,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Directors and Executive Officers.”

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information included in the Proxy Statement is incorporated herein by reference: “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

(a)(2)	Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2010.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ James C. Hagan	Chief Executive Officer and President	March 12, 2010
James C. Hagan	(Principal Executive Officer)

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer	March 12, 2010
Leo R. Sagan, Jr.	(Principal Accounting Officer)

/s/ Donald A. Williams	Chairman of the Board	March 12, 2010
Donald A. Williams

/s/ Victor J. Carra	Director	March 12, 2010
Victor J. Carra

/s/ David C. Colton, Jr.	Director	March 12, 2010
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.	Director	March 12, 2010
Robert T. Crowley, Jr.

/s/ Harry C. Lane	Director	March 12, 2010
Harry C. Lane

/s/ Richard C. Placek	Director	March 12, 2010
Richard C. Placek

/s/ Paul R. Pohl	Director	March 12, 2010
Paul R. Pohl

/s/ Philip R. Smith	Director	March 12, 2010
Philip R. Smith

/s/ Charles E. Sullivan	Director	March 12, 2010
Charles E. Sullivan

EXHIBIT INDEX

2.1
Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank (incorporated by reference to Exhibit 2.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

3.1	Articles of Organization of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.2	Bylaws of Westfield Financial, Inc. (Incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

4.1
Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.1*
Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-68550 on Form S-1 filed with the Securities and Exchange Commission on August 28, 2001).

10.2*
Amendment to the Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003).

10.3*
Amendment No. 1 to the Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004).

10.4*
Amendment No. 3 (incorporating Amendment Nos. 1 and 2) to the Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the Securities and Exchange Commission on August 25, 2005).

10.5†	Amendment No. 4 to the Employee Stock Ownership Plan of Westfield Financial, Inc.

10.6*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005).

10.7*
The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006).

10.8*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the Securities and Exchange Commission on July 13, 2006).

10.9*
Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.10*
Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005).

10.11*
Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.12*
Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.13
Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.14*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.15*
Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.16*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.17*
Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.18*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.19*
Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.20*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on May 24, 2002).

10.21*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the Securities and Exchange Commission on April 25, 2003).

10.22*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the Securities and Exchange Commission on May 24, 2002).

10.23*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on April 25, 2003).

10.24*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the Securities and Exchange Commission on June 18, 2007).

10.25*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on April 14, 2008).

10.26*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on June 18, 2007).

10.27*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the Securities and Exchange Commission on April 14, 2008).

21.1†	Subsidiaries of Westfield Financial

23.1†	Consent of Wolf & Company, P.C.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Westfield Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of Westfield Financial, Inc.’s internal control over financial reporting.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 12, 2010

WESTFIELD FINANCIAL INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,204	$11,525
Federal funds sold	2	42,338
Interest-bearing deposits	16,513	2,670
Cash and cash equivalents	28,719	56,533

SECURITIES :
Available for sale - at fair value	19,316	24,396

Held to maturity - at amortized cost (fair value of $72,364 at December 31, 2009, and $82,491 at December 31, 2008)	69,244	79,303

MORTGAGE-BACKED SECURITIES:
Available for sale - at fair value	299,805	233,747

Held to maturity - at amortized cost (fair value of $231,255 at December 31, 2009, and $168,716 at December 31, 2008)	225,767	168,332

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	10,339	8,456

LOANS - Net of allowance for loan losses of $7,645 at December 31, 2009, and $8,796 at December 31, 2008	469,149	472,135

PREMISES AND EQUIPMENT, Net	12,202	12,066

ACCRUED INTEREST RECEIVABLE	5,198	5,261

BANK-OWNED LIFE INSURANCE	37,880	36,100

DEFERRED TAX ASSET, Net	6,995	10,521

OTHER REAL ESTATE OWNED	1,662	-

OTHER ASSETS	5,134	2,206
TOTAL ASSETS	$1,191,410	$1,109,056

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$80,110	$50,860
Interest-bearing	567,865	537,169
Total deposits	647,975	588,029

SHORT-TERM BORROWINGS	74,499	49,824

LONG-TERM DEBT	213,845	173,300

DUE TO BROKER FOR SECURITIES PURCHASED	-	27,603

OTHER LIABILITIES	7,792	10,381
TOTAL LIABILITIES	944,111	849,137

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2009 and 2008	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 29,818,526 shares issued and outstanding at December 31, 2009; 31,307,881 shares issued and outstanding at December 31, 2008	298	313
Additional paid-in capital	193,609	204,866
Unearned compensation – ESOP	(10,299)	(10,913)
Unearned compensation - Equity Incentive Plan	(3,248)	(4,337)
Retained earnings	69,253	78,898
Accumulated other comprehensive loss	(2,314)	(8,908)
Total stockholders' equity	247,299	259,919
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,191,410	$1,109,056

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$25,090	$24,362	$21,983
Residential and commercial real estate loans	18,312	18,783	18,193
Commercial and industrial loans	7,150	8,032	8,301
Debt securities, tax-exempt	1,470	1,389	1,303
Equity securities	234	574	643
Consumer loans	263	322	361
Federal funds sold	10	591	2,700
Interest-bearing deposits	1	3	100
Total interest and dividend income	52,530	54,056	53,584

INTEREST EXPENSE:
Deposits	12,694	15,133	19,544
Long-term debt	6,984	6,291	3,136
Short-term borrowings	344	880	728
Total interest expense	20,022	22,304	23,408

Net interest and dividend income	32,508	31,752	30,176

PROVISION FOR LOAN LOSSES	3,900	3,453	400

Net interest and dividend income after provision for loan losses	28,608	28,299	29,776

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on equity securities	-	(1,283)	-
Total other-than temporary impairment losses on debt securities	(1,754)	-	-
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	1,476	-	-
Net other-than-temporary impairment losses recognized in income	(278)	(1,283)	-
Service charges and fees	2,616	2,368	2,400
Income from bank-owned life insurance	1,460	1,357	1,259
Gain (loss) on sales of securities, net	(383)	1,078	41
(Loss) gain on sales of premises and equipment, net	(8)	-	546
Curtailment of defined benefit life insurance plan	-	-	315
Loss on prepayment of borrowings	(142)	-	-
Loss on disposal of other real estate owned	(110)	-	-
Total noninterest income	3,155	3,520	4,561

NONINTEREST EXPENSE:
Salaries and employees benefits	14,955	14,660	13,739
Occupancy	2,583	2,448	2,368
Professional fees	1,705	1,625	1,400
Data processing	1,760	1,717	1,447
FDIC insurance assessment	1,134	89	74
Stationery, supplies and postage	419	484	498
Other	2,481	2,310	2,299
Total noninterest expense	25,037	23,333	21,825

INCOME BEFORE INCOME TAXES	6,726	8,486	12,512

INCOME TAXES	1,267	1,795	3,812

NET INCOME	$5,459	$6,691	$8,700

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.19	$0.22	$0.29

Weighted average shares outstanding	29,308,996	29,838,347	30,187,495

Diluted earnings per share	$0.18	$0.22	$0.28

Weighted average diluted shares outstanding	29,577,622	30,190,532	30,637,454

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2006	9,728,912	$274	$201,736	$(4,835)	$(405)	$93,364	$(726)	$289,408
Comprehensive income:
Net income	-	-	-	-	-	8,700	-	8,700
Net unrealized losses on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	1,298	1,298
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	477	477
Total comprehensive income:								10,475
Exchange of common stock pursuant to reorganization (9,728,912) shares exchanged at a 3.28138 ratio for 31,923,903 shares)	21,458,993	38	(358)	-	-	-	-	(320)
Capital contribution pursuant to dissolution of Mutual Holding Company	-	-	-	-	-	2,713	-	2,713
Common stock held by ESOP committed to be released (96,182 shares)	-	-	320	653	-	-	-	973
Share-based compensation – stock options	-	-	418	-	-	-	-	418
Share-based compensation – equity incentive plan	-	-	-	-	751	-	-	751
Establishment of equity incentive plan – restricted stock	-	-	5,839	-	(5,839)	-	-	-
Excess tax benefits in connection with equity incentive plan	-	-	222	-	-	-	-	222
Purchase of ESOP shares	736,000	7	7,353	(7,360)	-	-	-	-
Purchase of common stock in connection with equity incentive plan	-	-	(6,075)	-	-	-	-	(6,075)
Issuance of common stock in connection with stock option exercises	9,644	-	42	-	-	-	-	42
Cash dividends declared (0.$40 per share)	-	-	-	-	-	(12,075)	-	(12,075)
BALANCE AT DECEMBER 31, 2007	31,933,549	319	209,497	(11,542)	(5,493)	92,702	1,049	286,532
Comprehensive loss:
Net income	-	-	-	-	-	6,691	-	6,691
Net unrealized losses on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	(7,376)	(7,376)
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	(2,581)	(2,581)
Total comprehensive loss								(3,266)
Common stock held by ESOP committed to be released (93,947 shares)	-	-	291	629	-	-	-	920
Share-based compensation - stock options	-	-	770	-	-	-	-	770
Share-based compensation - equity incentive plan	-	-	-	-	1,156	-	-	1,156
Excess tax shortfalls from equity incentive plan	-	-	(11)	-	-	-	-	(11)
Common stock repurchased	(1,058,778)	(10)	(10,473)	-	-	-	-	(10,483)
Issuance of common stock in connection with stock option exercises	433,110	4	4,447	-	-	(2,550)	-	1,901
Excess tax benefits in connection with stock option exercises	-	-	345	-	-	-	-	345
Cash dividends declared ($0.60 per share)	-	-	-	-	-	(17,945)	-	(17,945)
BALANCE AT DECEMBER 31, 2008	31,307,881	313	204,866	(10,913)	(4,337)	78,898	(8,908)	259,919
Comprehensive income:
Net income	-	-	-	-	-	5,459	-	5,459
Noncredit portion of other-than-temporary impairment losses on available for sale securities net of reclassification and tax effects	-	-	-	-	-	-	(872)	(872)

Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	6,791	6,791
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	675	675
Total comprehensive income:								12,053
Common stock held by ESOP committed to be released (91,493 shares)	-	-	210	614	-	-	-	824
Share-based compensation - stock options	-	-	899	-	-	-	-	899
Share-based compensation - equity incentive plan	-	-	-	-	1,285	-	-	1,285
Excess tax benefits from equity incentive plan	-	-	5	-	-	-	-	5
Common stock repurchased	(1,591,733)	(16)	(13,674)	-	-	-	-	(13,690)
Issuance of common stock in connection with stock option exercises	102,378	1	957	-	-	(509)	-	449
Issuance of common stock in connection with equity incentive plan	-	-	205	-	(205)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(9)	-	9	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	150	-	-	-	-	150
Cash dividends declared ($0.50 per share)	-	-	-	-	-	(14,595)	-	(14,595)
BALANCE AT DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299

See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net Income	$5,459	$6,691	$8,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,900	3,453	400
Depreciation and amortization of premises and equipment	1,252	1,182	1,096
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	1,909	178	321
Share-based compensation expense	2,184	1,926	1,169
Amortization of ESOP expense	824	920	973
Excess tax (benefits) shortfalls from equity incentive plan	(5)	11	(222)
Excess tax benefits in connection with stock option exercises	(150)	(345)	-
Net losses (gains) on sales of securities	383	(1,078)	(41)
Other than temporary impairment of securities	278	1,283	-
Write-downs and loss on sale of other real estate owned	127	-	-
Loss (gain) on disposition of premises and equipment ,net	8	-	(546)
Loss on prepayment of borrowings	142	-	-
Deferred income tax benefit	(112)	(1,098)	(184)
Income from bank-owned life insurance	(1,460)	(1,357)	(1,259)
Changes in assets and liabilities:
Accrued interest receivable	37	526	(1,259)
Other assets	(2,926)	48	376
Other liabilities	(1,411)	(1,245)	1,236
Net cash provided by operating activities	10,439	11,095	10,760
INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(10,111)	(2,290)	(41,738)
Proceeds from calls, maturities, and principal collections	20,090	27,010	15,000
Securities available for sale:
Purchases	(485)	(22,346)	(26,281)
Proceeds from sales	5,105	20,304	15,147
Proceeds from calls, maturities, and principal collections	154	14,992	15,023
Mortgage-backed securities held to maturity:
Purchases	(118,378)	(31,089)	(49,078)
Principal collections	60,125	34,917	39,560
Mortgage-backed securities available for sale:
Purchases	(297,198)	(141,929)	(111,304)
Proceeds from sales	144,704	88,891	272
Principal collections	66,757	41,888	33,634
Purchase of residential mortgages	(16,381)	(1,648)	(1,759)
Net other decrease (increase) in loans	13,473	(59,074)	(28,388)
Purchase of Federal Home Loan Bank of Boston stock	(1,883)	(946)	(3,481)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	-	-	217
Proceeds from sale of other real estate owned	148	-	-
Purchases of premises and equipment	(1,396)	(536)	(1,935)
Proceeds from sale of premises and equipment	-	-	920
Purchase of bank-owned life insurance	(320)	(2,345)	(10,520)
Net cash used in investing activities	(135,596)	(34,201)	(154,711)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	59,946	(14,647)	(24,790)
Net change in short-term borrowings	24,675	14,556	7,349
Repayment of long-term debt	(80,142)	(20,000)	(20,000)
Proceeds from long-term debt	120,545	88,300	80,000
Cash dividends paid	(14,595)	(17,945)	(12,075)
Exchange of common stock pursuant to the dissolution of MHC	-	-	(320)
Capital contribution pursuant to dissolution of MHC	-	-	2,713
Common stock repurchased	(13,690)	(10,483)	-
Issuance of common stock in connection with stock option exercises	449	1,901	42
Excess tax benefits (shortfalls) in connection with equity incentive plan	5	(11)	222
Excess tax benefits in connection with stock option exercises	150	345	-
Purchase of common stock in connection with equity incentive plan	-	-	(6,075)
Net cash provided by financing activities	97,343	42,016	27,066
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(27,814)	18,910	(116,885)
Beginning of period	56,533	37,623	154,508
End of period	$28,719	$56,533	$37,623
Supplemental cash flow information:
Transfer of loans to other real estate owned	$1,937	$-	$-
Increase (decrease) from broker	(27,603)	27,603	-

See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

Elm Street Securities Corporation and WFD Securities Corporation, Massachusetts-chartered security corporations, were formed by Westfield Financial for the primary purpose of holding qualified investment securities. In October 2009, WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company was formed for the primary purpose of holding real property acquired as security for debts previously contracted by Westfield Bank.

Principles of Consolidation - The consolidated financial statements include the accounts of Westfield Financial, Westfield Bank, Elm Street Securities Corporation, WB Real Estate Holdings and WFD Securities Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - Westfield Financial defines cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2009 and 2008 includes partially restricted cash of $2,460,000, and $2,386,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.

Securities and Mortgage-Backed Securities - Debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost.  Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income/loss.  Westfield Financial does not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in noninterest income.  The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

Other than Temporary Impairment of Securities - On a quarterly basis, Westfield Financial reviews securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary.  Declines in the fair value of marketable equity securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses.  In estimating other than temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired held to maturity and available for sale debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings.  For all other impaired held to maturity or available for sale debt securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes.

Fair Value Hierarchy - Westfield Financial groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Federal Home Loan Bank Stock - Westfield Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock, however, as of January 28, 2009, the FHLB suspended all payments of dividends indefinitely.  Westfield Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2009, no impairment has been recognized.  The recorded investment in FHLB stock is $10.1 million and $8.2 million at December 31, 2009 and 2008, respectively.

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

Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged to expense.  Loans are charged-off against the allowance when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

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

The specific allowance incorporates the results of measuring impaired loans.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, Westfield Financial expects to collect all amounts due including interest accrued at the contractual rate during the period of delay.  Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.  If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established within the allowance for loan losses or a writedown is charged against the allowance for loan losses if the impairment is considered to be permanent.

Westfield Financial may periodically agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Measurement of impairment does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment such as Westfield Financial’s portfolios of consumer and residential real estate loans, unless such loans are subject to a troubled debt restructuring agreement.

Management believes that the allowance for loan losses accurately reflects estimated credit losses for specifically identified loans, as well as probable credit losses inherent in the remainder of the portfolio as of the end of the years presented.

Bank-Owned Life Insurance – Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

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

Other Real Estate Owned - Other real estate owned represents property acquired through foreclosure or deeded to Westfield Financial in lieu of foreclosure.  Other real estate owned is initially recorded at the estimated fair value of the real estate acquired, net of estimated selling costs, establishing a new cost basis.  Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to other real estate owned.  Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value.  Operating costs associated with other real estate owned are expensed as incurred.

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

Share-Based Compensation Plans – Westfield Financial measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide services for the award.  Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.  Westfield Financial uses a binomial option-pricing model to determine the fair value of the stock options granted.

Employee Stock Ownership Plan – Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  Westfield Financial recognizes compensation expense ratably over the year based upon its estimate of the number of shares expected to be allocated by the ESOP.  Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income Taxes - Westfield Financial uses the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income.  Westfield Financial does not have any uncertain tax positions at December 31, 2009 which require accrual or disclosure.

Earnings per Share – Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends or unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Westfield Financial relate solely to stock options and are determined using the treasury stock method.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income applicable to common stock	$5,459	$6,691	$8,700

Average number of common shares issued	30,873	31,509	31,927
Less: Average unallocated ESOP Shares	(1,513)	(1,606)	(1,701)
Less: Average ungranted equity incentive plan shares	(51)	(65)	(39)

Average number of common shares outstanding used to calculate basic earnings per common share(1)	29,309	29,838	30,187

Effect of dilutive stock options	269	352	450

Average number of common shares outstanding used to calculate diluted earnings per common share	29,578	30,190	30,637

Basic earnings per share	$0.19	$0.22	$0.29

Diluted earnings per share	$0.18	$0.22	$0.28

(1)
Weighted-average shares outstanding for 2008 and 2007 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with an amendment to Financial Accounting Standards Board ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Stock options that would have an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  For the year ended December 31, 2009, 1,543,100 shares were anti-dilutive and for the years ended December 31, 2008 and 2007, 1,501,857 shares were anti-dilutive.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.

The components of other comprehensive income (loss) and related tax effects are as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$8,548	$(11,899)	$2,096
Other-than-temporary impairment losses on available-for-sale securities	1,754	1,283	-
Noncredit portion of other-than-temporary impairment losses on available for sale securities	(1,476)	-	-
Reclassification adjustment for losses (gains) realized in income	383	(1,078)	(41)
Net unrealized (losses) gains on available for sale securities	9,209	(11,694)	2,055
Tax effect	(3,290)	4,318	(757)
Net-of-tax amount	5,919	(7,376)	1,298

Gains and losses arising during the period pertaining to defined benefit plans	898	(3,852)	736
Reclassification adjustments for items reflected in earnings:
Actuarial loss (gain)	137	(45)	(1)
Transition asset	(12)	(13)	(12)
Net adjustments pertaining to defined benefit plans	1,023	(3,910)	723
Tax effect	(348)	1,329	(246)
Net-of-tax amount	675	(2,581)	477

Net other comprehensive income (loss)	$6,594	$(9,957)	$1,775

The components of accumulated other comprehensive loss, included in stockholders’ equity are as follows:

	December 31,
	2009	2008
	(In thousands)
Net unrealized loss on securities available for sale	$(228)	$(10,913)
Tax effect	138	4,032
Net-of-tax amount	(90)	(6,881)

Noncredit portion of other-than-temporary impairment losses on available for sale securities	(1,476)	-
Tax effect	604	-
Net-of-tax amount	(872)	-

Unrecognized transition assets pertaining to defined benefit plans	56	68
Unrecognized deferred loss pertaining to defined benefit plan	(2,103)	(3,138)
Net accumulated other comprehensive loss pertaining to defined benefit plans	(2,047)	(3,070)
Tax effect	695	1,043
Net-of-tax amount	(1,352)	(2,027)

Net accumulated other comprehensive loss	$(2,314)	$(8,908)

An actuarial loss of $91,000 is included in accumulated other comprehensive loss at December 31, 2009, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2010.  A transition asset of $12,000 is included in accumulated other comprehensive loss at December 31, 2009, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification was effective for Westfield Financial during its interim period ending September 30, 2009 and it did not have an impact on its financial condition or results of operations.

In June 2008, the FASB issued guidance that clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities.  As a result, Westfield Financial’s unvested restricted shares are deemed participating securities and included in basic earnings per share. The adoption of this guidance on January 1, 2009 did not have a significant impact on Westfield Financial’s earnings per share amounts.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires disclosure of information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements.  Also, an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets.  In addition, it requires a nonpublic entity that sponsors one or more defined benefit pension or postretirement plans to disclose the net periodic benefit cost recognized for each annual period for which an annual statement of income is presented.  The disclosures about plan assets are required for fiscal years ending after December 15, 2009.  Upon initial adoption, disclosures are not required for earlier periods that are presented for comparative purposes.  The requirement to disclose the net periodic benefit cost was effective as of December 31, 2008.  Westfield Financial has provided these disclosures in the consolidated financial statements.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.  This guidance is effective for periods ending after June 15, 2009, with earlier adoption permitted.  The adoption of this guidance on April 1, 2009 did not have any impact on Westfield Financial’s consolidated financial statements.

In April 2009, the FASB issued guidance that modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities.  Under this guidance, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis.  If other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis.  Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes.  Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  Upon adoption of this guidance, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis.  This guidance also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.  This guidance is effective for periods ending after June 15, 2009, with earlier adoption permitted.

2.        SECURITIES

Securities are summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$34,884	$1,776	$-	$36,660
Municipal bonds	34,360	1,353	(9)	35,704

Total held to maturity	69,244	3,129	(9)	72,364

Available for sale:
Government-sponsored enterprises	11,000	-	(302)	10,698
Municipal bonds	1,956	114	-	2,070
Mutual funds	6,561	1	(73)	6,489
Common and preferred stock	70	-	(11)	59

Total available for sale	19,587	115	(386)	19,316

Total securities	$88,831	$3,244	$(395)	$91,680
	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$44,906	$2,900	$-	$47,806
Municipal bonds	34,397	467	(179)	34,685

Total held to maturity	79,303	3,367	(179)	82,491

Available for sale:
Government-sponsored enterprises	16,018	281	-	16,299
Municipal bonds	1,957	27	(14)	1,970
Mutual funds	6,231	-	(143)	6,088
Common and preferred stock	70	-	(31)	39

Total available for sale	24,276	308	(188)	24,396
Total securities	$103,579	$3,675	$(367)	$106,887

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(9)	$356	$-	$-

Total held to maturity	(9)	356	-	-

Available for sale:
Government-sponsored enterprises	(302)	10,698	-	-
Mutual funds	(19)	2,597	(54)	1,479
Common and preferred stock	(11)	28	-	-

Total available for sale	(332)	13,323	(54)	1,479

Total	$(341)	$13,679	$(54)	$1,479

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(155)	$6,677	$(24)	$1,585

Total held to maturity	(155)	6,677	(24)	1,585

Available for sale:
Municipal bonds	(14)	1,093	-	-
Mutual funds	-	-	(143)	3,834
Common and preferred stock	-	-	(31)	8

Total available for sale	(14)	1,093	(174)	3,842

Total	$(169)	$7,770	$(198)	$5,427

At December 31, 2009, two debt securities have gross unrealized losses with aggregate depreciation of 2.7% from Westfield Financial’s amortized cost basis which have existed for less than twelve months.  Because these losses relate to a highly rated municipal obligation and a security guaranteed by a government-sponsored enterprise, the declines are the result of fluctuations in interest rates and not credit quality, and it is more likely than not that therefore Westfield Financial will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other-than-temporary.

At December 31, 2009, two marketable equity securities have gross unrealized losses with aggregate depreciation of 1.1% from Westfield Financial’s amortized cost basis which have existed for less than twelve months.  These losses relate to one mutual fund which invests primarily in government related securities and preferred stock issued by Freddie Mac.  Because these losses are the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2009.  Westfield Financial recorded write-downs of $322,000 related to mutual funds and $961,000 related to Freddie Mac preferred stock during the year ended December 31, 2008.  Freddie Mac was placed into conservatorship by the United States Treasury in September 2008.  Westfield Financial’s book value remaining on preferred stock issued by Freddie Mac was $ 39,000 at December 31, 2009.

At December 31, 2009, one marketable equity security has gross unrealized losses with aggregate depreciation of 3.5% from Westfield Financial’s cost basis which has existed for greater than twelve months and is principally related to fluctuations in interest rates.  This loss relates to one mutual fund which invests primarily in government sponsored mortgage-backed securities.  Because this loss is the result of fluctuations in interest rates, and management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary at December 31, 2009.

The amortized cost and fair value of debt securities at December 31, 2009, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issues have the right to call or repay obligations.

	December 31, 2009
	Amortized Cost	Fair Value
	(In thousands)
Held to maturity:
Due in one year or less	$6,234	$6,270
Due after one year through five years	21,658	23,024
Due after five years through ten years	30,378	31,832
Due after ten years	10,974	11,238

Total held to maturity	$69,244	$72,364

Available for sale:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,391	1,479
Due after ten years	11,565	11,289

Total available for sale	$12,956	$12,768

Proceeds from the sale of securities available for sale amounted to $5.1 million, $20.3 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Gross realized gains of $89,000, $293,000 and $51,000, and gross realized losses of $2,000, $11,000, and $13,000 were recorded on securities during the years ended December 31, 2009, 2008, and 2007, respectively.  Westfield Financial recorded gross losses of $278,000 and $1.3 million due to other than temporary impairment in value of securities during the years ended December 31, 2009 and 2008, respectively.  No impairment losses were recognized during the year ended December 31, 2007.  The tax provision applicable to these net realized gains and losses amounted to $35,000, $111,000 and, $14,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, one security with a carrying value of $5.0 million was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

3.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$204,484	$6,111	$(184)	$210,411
U.S. Government guaranteed residential	16,334	95	(143)	16,286
Private-label residential	4,949	44	(435)	4,558

Total held to maturity	225,767	6,250	(762)	231,255

Available for sale:
Government-sponsored residential	289,840	2,696	(2,288)	290,248
U.S. Government guaranteed residential	1,030	17	-	1,047
Private-label residential	10,368	-	(1,858)	8,510

Total available for sale	301,238	2,713	(4,146)	299,805

Total mortgage-backed securities	$527,005	$8,963	$(4,908)	$531,060

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$153,977	$2,471	$(566)	$155,882
U.S. Government guaranteed residential	7,892	1	(340)	7,553
Private-label residential	6,463	-	(1,182)	5,281

Total held to maturity	168,332	2,472	(2,088)	168,716

Available for sale:
Government-sponsored residential	161,926	1,118	(768)	162,276
U.S. Government guaranteed residential	40,401	181	(158)	40,424
Private-label residential	42,453	-	(11,406)	31,047

Total available for sale	244,780	1,299	(12,332)	233,747

Total mortgage-backed securities	$413,112	$3,771	$(14,420)	$402,463

The private-label residential mortgage-backed securities included above are structured collateralized mortgage obligations.

Proceeds from the sale of mortgage-backed securities available for sale amounted to $144.7 million, $88.9 million and $272,000 at December 31, 2009, 2008 and 2007, respectively.

Gross realized gains of $1.9 million, $953,000 and $3,000 and gross realized losses of $2.4 million, $157,000, and $0 were recorded on sales of mortgage-backed securities during the years ended December 31, 2009, 2008, and 2007, respectively. The tax (benefit) provision applicable to these net realized gains and losses amounted to $(232,000), $296,000 and $1,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$(159)	$21,227	$(25)	$1,677
U.S. Government guaranteed residential	(143)	9,760	-	-
Private-label residential	-	-	(435)	3,123

Total held to maturity	(302)	30,987	(460)	4,800

Available for sale:
Government-sponsored residential	(2,287)	170,741	(1)	128
Private-label residential	-	-	(1,858)	8,510

Total available for sale	(2,287)	170,741	(1,859)	8,638

Total	$(2,589)	$201,728	$(2,319)	$13,438

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$(357)	$28,144	$(209)	$11,329
U.S. Government guaranteed residential	(266)	5,482	(74)	1,867
Private-label residential	(1,182)	5,282	-	-

Total held to maturity	(1,805)	38,908	(283)	13,196

Available for sale:
Government-sponsored residential	(626)	52,548	(142)	22,210
U.S. Government guaranteed	(147)	3,842	(11)	251
Private-label residential	(6,953)	28,423	(4,453)	2,624

Total available for sale	(7,726)	84,813	(4,606)	25,085

Total	$(9,531)	$123,721	$(4,889)	$38,281

At December 31, 2009, forty government-sponsored and U.S. government guaranteed mortgage-backed securities have gross unrealized losses with aggregate depreciation of 1.3% from Westfield Financial’s amortized cost basis which have existed for less than twelve months.  At December 31, 2009, eleven government-sponsored and U.S. government guaranteed mortgage-backed securities have gross unrealized losses of 1.4% from Westfield Financial’s amortized cost basis which existed for greater than twelve months.  Because these losses relate to securities guaranteed by the U.S. government or an agency thereof, the declines are the result of fluctuations in interest rates and not credit quality, and it is more likely than not that the Westfield Financial will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other than temporary.

At December 31, 2009, five private label mortgage-backed securities have gross unrealized losses of 16.5% from Westfield Financial’s amortized cost basis which existed for greater than twelve months.  Management used a third party experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (10-12 constant prepayment rate), projected default rates (weighted average of 0.60% - 26.8%), severity of loss on defaulted loans (50% - 55%), current levels of subordination, current credit enhancement (5.19% - 9.14%), vintage (2006), and geographic location.  As a result of this analysis, two private label mortgage-backed securities were deemed to have other than temporary impairment loss.  Westfield Financial recorded a write-down of $1.8 million due to other-than-temporary impairment on mortgage-backed securities during the year ended December 31, 2009 related to private label mortgage-backed securities. Other-than-temporary impairment loss recognized in accumulated other comprehensive loss was $1.5 million, and a net impairment loss of $278,000 due to credit losses was recognized in income for the year ended December 31, 2009.  No other-than-temporary impairment losses were recorded on mortgage-backed securities during the year ended December 31, 2008 or 2007.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Year Ended
December 31, 2009
(In thousands)

Balance as of December 31, 2008	$-

Credit losses for which other-than-temporary impairment was not previously recorded	278

Balance as of December 31, 2009	$278

4.        LOANS

Loans consisted of the following amounts:

	December 31,
	2009	2008
	(In thousands)

Commercial real estate	$229,061	$223,857
Residential real estate:
Owner-occupied one-to-four family loans	58,252	54,875
Other residential real estate loans	40,802	43,497
Commercial and industrial	145,012	153,861
Consumer	3,307	4,248
Total loans	476,434	480,338
Unearned premiums and deferred loan fees and costs, net	360	593
Allowance for loan losses	(7,645)	(8,796)
	$469,149	$472,135

The following tables summarize information regarding impaired loans:

	December 31,
	2009	2008
	(In thousands)

Impaired loans without a valuation allowance	$192	$753
Impaired loans with a valuation allowance	4,450	7,095
Total impaired loans	$4,642	$7,848

Valuation allowance related to impaired loans	$875	$2,286

Impaired loans in nonaccrual status	$4,642	$7,848

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Average recorded investment in impaired loans	$4,875	$2,134	$119
Income recorded on cash basis during the period for impaired loans	-	-	28

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans at December 31, 2009, 2008, and 2007 and related interest income are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Nonaccrual loans at year end	$5,470	$8,805	$1,202

Interest income that would have been recorded under the original contract terms	94	200	65

At December 31, 2009, 2008 and 2007, no loans were delinquent for ninety days or more and still accruing.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $5.7 million and $8.4 million at December 31, 2009 and 2008, respectively.  Net service fee income of $15,000, $15,000, and $17,000 was recorded for the years ended December 31, 2009, 2008, and 2007, respectively, and is included in service charges and fees on the consolidated statements of income.

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Balance, beginning of year	$8,796	$5,726	$5,437
Provision	3,900	3,453	400
Charge-offs	(5,099)	(449)	(317)
Recoveries	48	66	206

Balance, end of year	$7,645	$8,796	$5,726

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2009	2008
	(In thousands)

Land	$1,826	$1,826
Buildings	12,393	11,769
Leasehold improvements	1,435	1,435
Furniture and equipment	8,462	7,629
Construction in process	2	90
Total	24,118	22,749

Accumulated depreciation and amortization	(11,916)	(10,683)

Premises and equipment, net	$12,202	$12,066

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 amounted to $1.3 million, $1.2 million, and $1.1 million, respectively.

6.	DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	At December 31,
	2009		2008
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand and NOW:
NOW accounts	$70,462	1.42%	$83,788	1.17%
Demand deposits	80,110	-	50,860	-

Savings:
Regular accounts	104,650	0.88	68,085	1.05
Money market accounts	50,120	0.74	57,655	0.94

Time certificates of deposit	342,633	2.49	327,641	3.43

Total deposits	$647,975	1.65%	$588,029	2.29%

Time deposits of $100,000 or more totaled $97.8 million and $86.7 million at December 31, 2009 and 2008, respectively.  Interest expense on such deposits totaled $2.8 million, $3.3 million and $4.4 million for the years ended December 31, 2009, 2008, and 2007 respectively.

Cash paid for interest on deposits and borrowings was:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Deposits	$12,725	$15,141	$19,429
Short-term borrowings	341	928	720
Long-term debt	6,989	6,075	2,892
	$20,055	$22,144	$23,041

At December 31, 2009, the scheduled maturities of time certificates of deposit are as follows:

Year Ending
December 31,	Amount
(In thousands)

2010	$242,318
2011	72,296
2012	13,571
2013	14,221
2014	227
$342,633

Interest expense on deposits for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Savings	$955	$748	$329
Money market	467	763	1,301
Time	10,034	12,417	16,574
Other interest-bearing	1,238	1,205	1,340
	$12,694	$15,133	$19,544

7.       SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances – Federal Home Loan Bank advances with an original maturity of less than one year, amounted to $58.0 million and $25.0 million at December 31, 2009 and 2008, respectively, at a weighted average rate of 0.23% and 0.53%, respectively.

Westfield Financial has an “Ideal Way” line of credit with the Federal Home Loan Bank of Boston for $9,541,000 for the years ended December 31, 2009 and 2008.  Interest on this line of credit is payable at a rate determined and reset by the Federal Home Loan Bank on a daily basis.  The outstanding principal shall be due daily but the portion not repaid will be automatically renewed.  At December 31, 2008, there was $3.5 million outstanding under this line and there were no advances as of December 31, 2009.  The weighted average interest rate on the outstanding principal balance was 4.20% at December 31, 2008.

Federal Home Loan Bank advances are collateralized by a blanket lien on Westfield Financial’s residential real estate loans and certain mortgage-back securities.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2009	2008
	(Dollars in thousands)

Balance outstanding, end of year	$16,499	$21,274
Maximum amount outstanding at any month end during year	25,834	21,693
Average amount outstanding during year	22,835	18,079
Weighted average interest rate, end of year	1.29%	1.40%
Amortized cost of collateral pledged, end of year (1)	37,640	35,317
Fair value of collateral pledged, end of year (1)	39,376	37,338

(1)Includes collateral pledged toward $5.0 million in long-term customer repurchase agreements.

Westfield Financial’s repurchase agreements are collateralized by government-sponsored enterprises and certain mortgage-backed securities.  The weighted average interest rate on the pledged collateral was 4.92% and 4.97% at December 31, 2009 and 2008, respectively.

8.       LONG-TERM DEBT

Federal Home Loan Bank Advances – The following fixed rate advances are collateralized by a blanket lien on Westfield Financial’s residential real estate loans and certain mortgage-backed securities.

			Weighted Average
	Amount		Rate
	December 31,		December 31,
	2009	2008	2009	2008
Year of Maturity	(In thousands)

2009	$-	$45,000	-%	4.2%
2010	25,000	40,000	2.6	4.3
2011	21,650	5,000	2.1	3.5
2012	39,150	20,000	3.6	4.6
2013	16,650	-	3.1	-
2014	15,000	5,000	3.8	5.0
2015	10,000	-	3.8	-
Total advances	$127,450	$115,000	3.1%	4.3%

At December 31, 2009, Westfield Financial had $20.0 million in Federal Home Loan Bank of Boston advances callable in March 2010 with a weighted average rate of 3.89%.

Customer Repurchase Agreements-At December 31, 2009 Westfield Financial had one long-term customer repurchase agreement for $5.0 million with a rate of 2.50% and a final maturity in 2009 .  There were no long-term customer repurchase agreements in 2008.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase mature on a daily basis and are secured by government sponsored enterprise securities with a carrying value of $90.7 million.

			Weighted Average
	Amount		Rate
	December 31,		December 31,
	2009	2008	2009	2008
Year of Maturity	(In thousands)

2013	$14,800	$9,800	2.5%	2.4%
2014	28,000	-	3.1	-
2018	38,500	48,500	2.7	2.7

Total advances	$81,300	$58,300	2.8%	2.6%

At December 31, 2009, Westfield Financial had $48.3 million in callable securities sold under agreements to repurchase.  At December 31, 2009, the years in which securities sold under agreements to repurchase are callable are as follows:

		Weighted Average
	Amount	Rate
	(In thousands)

2010	$28,800	2.3%
2011	9,500	2.9
2012	10,000	3.1
	$48,300	2.6%

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under Westfield Financial’s 2002 Stock Option Plan and 2007 Stock Option Plan, Westfield Financial may grant options to its directors, officers, and employees of up to 1,631,682 shares and 1,560,101 shares, respectively, of common stock, of which 1,631,682 and 1,400,869, respectively, are currently issued and outstanding.  Both incentive stock options and non-statutory stock options may be granted under the plan.  The exercise price of each option equals the market price of Westfield Financial’s stock on the date of grant with a maximum term of ten years.  All options currently outstanding vest at 20% per year.

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

Options granted in 2009:
Expected dividend yield	6.35%
Expected volatility	36.09%
Risk-free interest rate	2.78%
Expected life	10 years

	Granted Under	Granted Under
	2002 Stock Option Plan	2007 Stock Option Plan
Options granted in 2007:
Expected dividend yield low	1.98%	1.99%
Expected dividend yield high	3.00%	3.00%
Expected volatility	16.39%	20.39%
Risk-free interest rate	4.83%	4.53%
Expected life	10 years	10 years

No stock options were granted in 2008.

The expected volatility is based on historical volatility.  The risk-free rates for period consistent with the expected term of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term is based on historical exercise.  The dividend yield assumption is based on Westfield Financial’s history and expectation of dividend payouts.

A summary of the status of Westfield Financial’s stock options at December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2008	2,276,223	$8.15
Granted	52,500	9.93
Exercised	(102,378)	4.39
Forfeited	(3,333)	10.04
Outstanding at December 31, 2009	2,223,012	8.36	6.2	$2,542

Exercisable at December 31, 2009	1,302,094	7.17	5.1	$2,542

The weighted average fair value of the options granted in 2009 and 2007 was $2.36 and $2.67 per option, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $502,000, $2.4 million and $57,000, respectively.  Cash received for options exercised during the years ended December 31, 2009, 2008, and 2007 was $449,000, $1.9 million, and $42,000, respectively.

For the years ended December 31, 2009, 2008, and 2007, share-based compensation expense applicable to stock options was $899,000, $770,000, and $418,000, respectively, and a related tax benefit of $242,000, $185,000, and $101,000, respectively.

At December 31, 2009, total unrecognized share-based compensation cost related to unvested stock options was $2.2 million.  This amount is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Awards – During 2002 and 2007, Westfield Financial adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees.  Of these totals, 652,664 and 580,100, respectively, are currently issued and outstanding.  Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by Westfield Financial.  Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.  Shares awarded vest ratably over five years.  The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

A summary of the status of unvested restricted stock awards at December 31, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2008	465,192	$10.04
Shares granted	22,000	9.34
Shares vested	(127,719)	10.02
Shares forfeited	(900)	10.04
Balance at December 31, 2009	358,573	10.00

Westfield Financial recorded total expense for restricted stock awards of $1.3 million, $1.2 million, and $751,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Tax benefits related to equity incentive plan expense were $5,000 and $42,000 for the years ended December 31, 2009 and 2007, respectively. A tax shortfall of $11,000 related to this expense was recognized for the year ended December 31, 2008. Unrecognized compensation cost for stock awards was $3.2 million at December 31, 2009, with a remaining life of 2.9 years.

In 2007, 559,000 restricted stock awards were granted, having a fair value of $10.04 per share. No restricted stock awards were grated in 2008. Total fair value of the stock awards vested was $1.3 million, $1.2 million and $477,000 for the years ended December 31, 2009, 2008 and 2007.

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

At December 31, 2009 the remaining principal balance is payable as follows:

Year Ending
December 31,	Amount

2010	$446,782
2011	446,782
2012	446,782
2013	446,782
2014	446,782
Thereafter	8,821,957

$11,055,867

Westfield Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $824,000, $920,000, and $973,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Shares held by the ESOP include the following at December 31, 2009 and 2008:

	2009	2008

Allocated	437,626	361,644
Committed to be allocated	91,493	93,947
Unallocated	1,459,973	1,551,466
	1,989,092	2,007,057

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $12.0 million and $16.0 million at December 31, 2009 and 2008, respectively.  ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

10.	RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - Westfield Financial provides basic and supplemental pension benefits for eligible employees through the SBERA Pension Plan (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.
The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$12,698	$10,804	$10,103
Service cost	862	817	701
Interest	730	756	581
Actuarial loss (gain)	26	628	(419)
Benefits paid	(259)	(307)	(162)
Benefit obligation, end of year	14,057	12,698	10,804

Change in plan assets:
Fair value of plan assets, beginning of year	8,445	9,504	8,081
Actual return (loss) on plan assets	1,607	(2,423)	1,049
Employer contribution	-	1,671	536
Benefits paid	(259)	(307)	(162)
Fair value of plan assets, end of year	9,793	8,445	9,504

Funded status and accrued benefit, end of year	$4,264	$4,253	$1,300

Accumulated benefit obligation, end of year	$7,579	$6,824	$5,941

The following actuarial assumptions were used in determining the pension benefit obligation for the years ended December 31:

	December 31,
	2009	2008

Discount rate	5.50%	5.75%
Rate of compensation increase	5.00	5.00

Net pension cost includes the following components for the years ended December 31:

	2009	2008	2007
	(In thousands)

Service cost	$862	$817	$701
Interest cost	730	756	581
Expected return on assets	(676)	(887)	(646)
Actuarial loss (gain)	137	(45)	(1)
Transition asset	(12)	(13)	(12)

Net periodic pension cost	$1,041	$628	$623

The following actuarial assumptions were used in determining the service costs for the years ended     December 31:

	Years Ended December 31,
	2009	2008	2007

Discount rate	5.75%	6.00%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.00	5.00	5.00

The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3% to 5% for equity investments.  Westfield Financial expects to contribute up to $600,000 to its pension plan in 2010.

The fair value of major categories of Westfield Financial’s pension plan assets are summarized below:

	December 31, 2009
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Cash and cash equivalents	$362	$-	$-	$362
Collective funds	613	3,880	-	4,493
Equity securities	2,714	-	-	2,714
Mutual funds	744	58	-	802
Hedge funds	-	-	374	374
Short-term investments	-	1,048	-	1,048
	$4,433	$4,986	$374	$9,793

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Plan assets measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.  Plan assets measured at fair value in Level 3 are based on unobservable inputs, which include assumptions and the best information under the circumstance.

The asset of liability’s fair value measurement level within fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Plan reports bonds and other obligations, short-term investments and equity securities at fair value based on published quotations.  Collective funds and hedgefunds (Funds) are valued in accordance with valuations provided by such Funds, which generally value marketable equity securities at the last reported sales price on the valuation date and other investments at fair value, as determined by each Fund’s manager.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values.  Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following is a reconciliation of Level 3 investments for which significant unobservable inputs were used to determine fair value:

(In thousands)
Balance at December 31, 2008	$337

Unrealized appreciation	37

Balance at December 31, 2009	$374

The defined benefit plan offers a common and collective trust as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2008 was an equity-based investment deployment range from 40% to 64% of total portfolio assets.  The remainder of the portfolio is allocated to fixed income from 15% to 25% and other investments including global asset allocation and hedge funds from 20% to 36%.  The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings.

Trustees of SBERA select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

Westfield Financial estimates that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2010	$1,432
2011	697
2012	755
2013	218
2014	891
In Aggregate for 2015 – 2019	3,039
$7,032
Postretirement Benefits - Westfield Financial provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement.  As of December 31, 2009 and 2008, the accrued liability recorded in other liabilities on the consolidated balance sheets amounted to $407,000 and $399,000, respectively.  Total expense associated with this plan amounted to $26,000, $25,000 and $19,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

In 2007, Westfield Financial curtailed its postretirement life insurance benefits for active employee to offset rising compensation costs.  The curtailment resulted in a pre-tax gain of $315,000.

Supplemental Retirement Benefits - Westfield Financial provides supplemental retirement benefits to certain key officers.  At December 31, 2009 and 2008, Westfield Financial had accrued $183,000 and $2.6 million, respectively, relating to these benefits.  Amounts charged to expense were $127,000, $347,000, and $350,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan.  Westfield Financial makes a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan.  Westfield Financial’s contributions to the plan were $171,000, $169,000 and $161,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Westfield Financial and Westfield Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined) and of tangible capital (as defined) to tangible assets (as defined).  Management believes, as of December 31, 2009 and 2008, that Westfield Financial and Westfield Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Office of Thrift Supervision categorized Westfield Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” Westfield Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed Westfield Bank’s category.  Westfield Financial’s and Westfield Bank’s actual capital ratios as of December 31, 2009 and 2008 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009

Total Capital (to Risk Weighted Assets):
Consolidated	$257,209	38.07%	$54,052	8.00%	N/A
Bank	236,940	35.29	53,706	8.00	$67,132	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	249,564	36.94	27,026	4.00	N/A	-
Bank	230,109	34.28	26,853	4.00	40,279	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	249,564	20.92	47,713	4.00	N/A	-
Bank	230,109	19.56	47,059	4.00	58,824	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	230,109	19.56	17,647	1.50	N/A	-

December 31, 2008

Total Capital (to Risk Weighted Assets):
Consolidated	$276,857	42.56%	$52,042	8.00%	N/A
Bank	226,314	35.55	50,930	8.00	$63,662	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	268,725	41.31	26,021	4.00	N/A	-
Bank	219,744	34.52	25,465	4.00	38,197	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	268,725	23.97	44,836	4.00	N/A	-
Bank	219,744	20.51	42,854	4.00	53,567	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A		N/A	-	N/A	-
Bank	219,744	20.51	16,070	1.50	N/A	-

In January 2008, Westfield Financial announced that the Board of Directors had approved a share repurchase program (the “Repurchase Program”) which authorized the repurchase of up to 3,194,000 shares or ten percent of its outstanding shares of common stock, continuing until its completion.  At December 31, 2009, Westfield Financial had 588,848 shares remaining to be purchased under this program.

Westfield Financial and Westfield Bank are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that Westfield Bank may pay to Westfield Financial in any calendar year, to an amount that shall not exceed Westfield Bank’s net income for the current year, plus Westfield Bank’s net income retained for the two previous years, without regulatory approval.  In addition, Westfield Bank may not declare or pay dividends on, and Westfield Financial may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  At December 31, 2009 and 2008, Westfield Bank’s retained earnings available for payment of dividends was $12.3 million and $20.4 million, respectively.  Accordingly, $54.1 million and $52.0 million of Westfield Financial’s equity in net assets of Westfield Bank were restricted at December 31, 2009 and 2008, respectively.

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

The following is a reconciliation of Westfield Financial’s GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2009	2008
	(In thousands)

Consolidated GAAP capital	$247,299	$259,919
Unrealized losses on certain available for sale securities, net of tax	913	6,779
Unrealized losses on defined benefit pension plan	1,352	2,027
Tier 1 Capital	249,564	268,725

Plus: Allowance for loan losses	7,645	8,132

Total Regulatory Capital	$257,209	$276,857

12.	INCOME TAXES

Income taxes consist of the following:
	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Current tax provision:
Federal	$1,213	$2,774	$3,612
State	166	119	384
Total	1,379	2,893	3,996

Deferred tax (benefit) provision:
Federal	(108)	(1,153)	(136)
State	(4)	55	(48)
Total	(112)	(1,098)	(184)

Total	$1,267	$1,795	$3,812

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.6	1.3	1.8
Tax exempt income	(7.1)	(5.8)	(4.0)
Bank-owned life insurance	(7.7)	(5.7)	(3.6)
Dividends received deduction	-	(0.1)	(0.1)
Other, net	(2.0)	(2.5)	2.4

Effective tax rate	18.8%	21.2%	30.5%

Cash paid for income taxes for the years ended December 31, 2009, 2008, and 2007 was $1.8 million, $3.4 million, and $3.8 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2009	2008
	(In thousands)

Net unrealized loss on securities available for sale	$742	$4 ,032
Defined benefit plan	695	1,043
Allowance for loan losses	2,599	2,991
Employee benefit and share-based compensation plans	2,094	2,060
Other-than-temporary impairment write-down	531	436
Other	334	(41)

Net deferred tax asset	$6,995	$10,521

The federal income tax reserve for loan losses at the Bank’s base year is $5.8 million.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used.  As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of $2.4 million has not been provided.

13.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

Westfield Financial has had, and expects to have in the future, loans with its directors and executive officers.  Such loans, in the opinion of management do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2009	2008
	(In thousands)

Balance, beginning of year	$15,539	$12,893
Principal distributions	4,061	7,457
Repayments of principal	(1,974)	(4,811)

Balance, end of year	$17,626	$15,539

14.	COMMITMENTS AND CONTINGENCIES

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

Management does not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$78,173	$69,222
Loan commitments	13,482	16,826
Existing construction loan agreements	882	1,079
Standby letters of credit	3,745	5,946

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

At December 31, 2009, outstanding commitments to extend credit totaled $96.3 million, with $9.6 million in fixed rate commitments with interest rates ranging from 4.25% to 12.00% and $86.7 million in variable rate commitments.  At December 31, 2008, outstanding commitments to extend credit totaled $93.1 million, with $9.2 million in fixed rate commitments with interest rates ranging from 6.00% to 12.00% and $83.9 million in variable rate commitments.

In the ordinary course of business, Westfield Financial is party to various legal proceedings, none of which, in the opinion of management, will have a material effect on Westfield Financial’s consolidated financial position or results of operations.

Westfield Financial leases facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2046.  Certain of the leases provide for renewal periods for up to forty years at the discretion of Westfield Financial.  Rent expense under operating leases was $481,000, $401,000, and $363,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2009, are as follows:

Year Ending
December 31,	Amount
(In thousands)

2010	$538
2011	536
2012	440
2013	431
2014	429
Thereafter	10,296
$12,670

15.	CONCENTRATIONS OF CREDIT RISK

Most of Westfield Financial’s loans consist of residential and commercial real estate loans located in Western Massachusetts.  As of December 31, 2009 and 2008, Westfield Financial’s residential and commercial related real estate loans represented 68.9% and 67.1% of total loans, respectively.  Westfield Financial’s policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted.  For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

16.	FAIR VALUE OF ASSETS AND LIABLITIES

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

Methods and assumptions for valuing Westfield Financial’s financial instruments are set forth below.  Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction cost.

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

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof,  and private label residential mortgage-backed securities.

Federal Home Loan Bank and other stock - These investments are carried at cost which is their estimated redemption value.

Loans receivable - For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,037	$1,452	$-	$6,489
Common and preferred stock	59	-	-	59
Government-sponsored agency debt	-	10,698	-	10,698
State and municipal	-	2,070	-	2,070
Government-sponsored residential mortgage-backed	-	290,248	-	290,248
U.S. Government guaranteed residential mortgage-backed	-	1,047	-	1,047
Private-label residential mortgage-backed	-	8,510	-	8,510
Total assets	$5,096	$314,025	$-	$319,121

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Securities available for sale	$6,127	$18,269	$-	$24,396
Mortgage-backed securities available for sale	-	233,747	-	233,747
Total assets	$6,127	$252,016	$-	$258,143

Assets Measured at Fair Value on a Non-recurring Basis

Westfield Financial may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009 and 2008.

	At December 31, 2009			Year Ended December 31, 2009
	(In thousands)
				Total
	Level 1	Level 2	Level 3	Gains (Losses)

Impaired loans	$-	$-	$3,575	$(875)
Total assets	$-	$-	$3,575	$(875)

	At December 31, 2008			Year Ended December 31, 2008
	(In thousands)
				Total
	Level 1	Level 2	Level 3	Gains (Losses)

Impaired loans	$-	$-	$4,809	$(2,286)
Total assets	$-	$-	$4,809	$(2,286)

Losses applicable to write-downs of impaired loans are based on the appraised value of the underlying collateral discounted as necessary, as foreclosure of these loans is imminent.

Westfield Financial does not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

Summary of Fair Values of Financial Instruments

The estimated fair values of the Westfield Financial’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$28,719	$28,719	$56,533	$56,333
Securities:
Available for sale	19,316	19,316	24,396	24,396
Held to maturity	69,244	72,364	79,303	82,491
Mortgage backed securities:
Available for sale	299,805	299,805	233,747	233,747
Held to maturity	225,767	231,255	168,332	168,716
Federal Home Loan Bank of Boston
and other restricted stock	10,339	10,339	8,456	8,456
Loans - net	469,149	474,554	472,135	492,121
Accrued interest receivable	5,198	5,198	5,261	5,261

Liabilities:
Deposits	647,975	649,473	588,029	591,244
Short-term borrowings	74,499	74,499	49,824	49,824
Long-term debt	213,845	214,669	173,300	177,567
Accrued interest payable	730	730	762	762

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

Westfield Financial operates only in the U.S. domestic market, primarily in Western Massachusetts.  For the years ended December 31, 2009, 2008 and 2007, there is no customer that accounted for more than 10% of Westfield Financial’s revenue.

18.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the Westfield Financial parent company are as follows:

	December 31,
	2009	2008
	(In thousands)
ASSETS:
Due from banks	$5,237	$2,700
Federal funds sold	-	10,518
Securities held to maturity	1,882	6,885
Mortgage-backed securities held to maturity	35	9,937
Mortgage-backed securities available for sale	8,130	13,503
Investment in subsidiaries	227,680	212,277
Other assets	4,371	4,227
TOTAL ASSETS	247,335	260,047

LIABILITIES AND EQUITY:
Liabilities	36	128
Equity	247,299	259,919
TOTAL LIABILITIES AND EQUITY	$247,335	$260,047

The condensed statements of income for the Westfield Financial parent company are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

INCOME (LOSS):
Interest income from securities	$1,499	$2,231	$2,605
Interest income from federal funds sold	4	290	1,559
(Loss) gain on sale of securities, net	(2,079)	303	-
Other income	6	9	9
Total (loss) income	(570)	2,833	4,173

OPERATING EXPENSE:
Salaries and employee benefits	3,100	2,857	2,200
Other	470	491	493
Total operating expense	3,570	3,348	2,693

(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND INCOME TAXES	(4,140)	(515)	1,480

EQUITY IN UNDISTRIBUTED INCOME OF
SUBSIDIARIES	8,311	7,144	7,882

NET INCOME BEFORE TAXES	4,171	6,629	9,362

INCOME TAX BENEFIT	(1,288)	(62)	662

NET INCOME	$5,459	$6,691	$8,700

The condensed statements of cash flows of the Westfield Financial parent company are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net Income	$5,459	$6,691	$8,700
Equity in undistributed earnings of subsidiaries	(8,311)	(7,144)	(7,882)
Net amortization of premiums and discounts on securities	39	10	21
Net realized securities losses (gains)	2,079	(303)	-
Change in other liabilities	(92)	1	55
Change in other assets	(789)	414	(1,565)
Other, net	2,610	2,327	2,780

Net cash provided by operating activities	995	1,996	2,109

INVESTING ACTIVITIES:
Purchase of securities	(5,276)	-	(58,179)
Proceeds from principal collections	10,509	5,331	4,395
Sale of securities	4,394	18,414	-
Transfer of stock offering proceeds to subsidiaries	-	-	(90,797)

Net cash provided (used) by investing activities	9,627	23,745	(144,581)

FINANCING ACTIVITIES:
Cash dividends paid	(14,595)	(17,945)	(12,075)
Purchase of common stock for equity incentive plan	-	-	(6,075)
Capital contribution pursuant to dissolution of MHC	-	-	2,713
Common stock repurchased	(13,690)	(10,483)	-
Net capital distribution from subsidiaries	9,078	-	-
Exchange of common stock pursuant to reorganization	-	-	(320)
Excess tax benefit from share-based compensation	155	334	222
Issuance of common stock in connection with stock option exercises	449	1,901	42
Other, net	-	-	(738)

Net cash used by financing activities	(18,603)	(26,193)	(16,231)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,981)	(452)	(158,703)

CASH AND CASH EQUIVALENTS:
Beginning of year	13,218	13,670	172,373

End of year	$5,237	$13,218	$13,670

19.	OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2009, 2008 and 2007, respectively.

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$13,102	$12,975	$13,298	$13,155
Interest expense	5,084	5,169	5,056	4,713

Net interest and dividend income	8,018	7,806	8,242	8,442

Provision for loan losses	1,150	590	620	1,540
Noninterest income	1,060	1,098	951	967
Total other-than-temporary impairment losses in securities	-	-	(1,343)	(411)
Portion of impairment losses recognized in accumulated other comprehensive loss	-	-	1,157	319
Net impairment losses recognized in income	-	-	(186)	(92)
Loss on sales of premises and equipment, net	(8)	-	-	-
Loss on prepayment of borrowings	-	(142)	-	-
Loss on disposal of OREO	-	-	(110)	-
Gain (loss) on sales of securities, net	87	122	(774)	182
Noninterest expense	6,408	7,007	6,064	5,558

Income before income taxes	1,599	1,287	1,439	2,401

Income taxes	394	214	197	462

Net income	1,205	1,073	1,242	1,939

Basic earnings per share	$0.04	$0.04	$0.04	$0.07

Diluted earnings per share	$0.04	$0.04	$0.04	$0.06

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$13,769	$13,547	$13,504	$13,236
Interest expense	6,061	5,594	5,405	5,244

Net interest and dividend income	7,708	7,953	8,099	7,992

Provision for loan losses (1)	175	240	275	2,763
Noninterest income	875	932	964	954
Total other-than-temporary impairment losses in securities	(310)	-	(651)	(322)
Portion of impairment losses recognized in accumulated other comprehensive loss	-	-	-	-
Net impairment losses recognized in income	(310)	-	(651)	(322)

Gain on sales of securities, net	300	19	486	273

Noninterest expense	5,784	5,733	5,783	6,033

Income before income taxes	2,614	2,931	2,840	101

Income taxes	753	811	793	(562)

Net income	$1,861	$2,120	$2,047	$663

Basic earnings per share	$0.06	$0.07	$0.07	$0.02

Diluted earnings per share	$0.06	$0.07	$0.07	$0.02

(1) The fourth quarter provision for loan losses includes a specific valuation allowance of $1.9 million relating to a single commercial loan relationship deemed to be impaired.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Westfield Financial, Inc.

We have audited Westfield Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Westfield Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2009 consolidated financial statements of Westfield Financial, Inc. and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2010