Form 10-Q
period 2010-03-31
WESTFIELD FINANCIAL INC
filed 2010-05-07
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

At May 3, 2010 the registrant had 29,580,912 shares of common stock, $0.01 par value, issued and outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$8,738	$12,204
Federal funds sold	1,016	2
Interest-bearing deposits and other short-term investments	6,723	16,513
Cash and cash equivalents	16,477	28,719

SECURITIES:
Available for sale - at fair value	19,699	19,316

Held to maturity - at amortized cost (fair value of $69,550 at March 31, 2010, and $72,364 at December 31, 2009)	66,470	69,244

MORTGAGE-BACKED SECURITIES:
Available for sale - at fair value	340,977	299,805

Held to maturity - at amortized cost (fair value $222,844 at March 31, 2010, and $231,255 at December 31, 2009)	217,387	225,767

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	10,339	10,339

LOANS - Net of allowance for loan losses of $7,551 at March 31, 2010,and $7,645 at December 31, 2009	459,884	469,149

PREMISES AND EQUIPMENT, Net	12,002	12,202

ACCRUED INTEREST RECEIVABLE	5,286	5,198

BANK-OWNED LIFE INSURANCE	38,238	37,880

DEFERRED TAX ASSET, Net	7,211	6,995

OTHER REAL ESTATE OWNED	977	1,662

OTHER ASSETS	4,810	5,134
TOTAL ASSETS	$1,199,757	$1,191,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$82,816	$80,110
Interest-bearing	578,502	567,865
Total deposits	661,318	647,975

SHORT-TERM BORROWINGS	74,749	74,499

LONG-TERM DEBT	209,876	213,845

OTHER LIABILITIES	8,204	7,792
TOTAL LIABILITIES	954,147	944,111

SHAREHOLDERS' EQUITY:
Preferred stock – $0.01 par value 5,000,000 shares authorized. None outstanding at March 31, 2010 and December 31, 2009.	-	-
Common stock - $0.01 par value, 75,000,000 shares authorized, 29,581,712 shares issued and outstanding at March 31, 2010; 29,818,526 shares issued and outstanding at December 31, 2009	296	298
Additional paid-in capital	191,905	193,609
Unearned compensation – ESOP	(10,149)	(10,299)
Unearned compensation - Equity Incentive Plan	(2,959)	(3,248)
Retained earnings	69,197	69,253
Accumulated other comprehensive loss	(2,680)	(2,314)
Total shareholders’ equity	245,610	247,299
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,199,757	$1,191,410

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$5,361	$6,214
Residential and commercial real estate loans	4,476	4,619
Commercial and industrial loans	1,635	1,768
Debt securities, tax-exempt	371	367
Consumer loans	56	71
Equity securities	55	59
Federal funds sold, interest-bearing deposits and other short-term investments	1	4
Total interest and dividend income	11,955	13,102
INTEREST EXPENSE:
Deposits	2,615	3,275
Long-term debt	1,586	1,711
Short-term borrowings	63	98
Total interest expense	4,264	5,084
Net interest and dividend income	7,691	8,018
PROVISION FOR LOAN LOSSES	500	1,150
Net interest and dividend income after provision for loan losses	7,191	6,868
NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on securities	(1,071)	-
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss	971	-
Net other-than-temporary impairment losses recognized in income	(100)	-
Service charges and fees	492	709
Income from bank-owned life insurance	358	351
Gain on sales of securities, net	186	87
Loss on disposal of premises and equipment, net	-	(8)
Gain on sale of other real estate owned	7	-
Total noninterest income	943	1,139
NONINTEREST EXPENSE:
Salaries and employees benefits	3,800	4,107
Occupancy	660	649
Computer operations	485	437
Professional fees	423	401
OREO expense	243	-
FDIC insurance assessment	163	157
Other	604	657
Total noninterest expense	6,378	6,408
INCOME BEFORE INCOME TAXES	1,756	1,599
INCOME TAXES	402	394
NET INCOME	$1,354	$1,205

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.05	$0.04
Weighted average shares outstanding	28,186,887	29,685,701
Diluted earnings per share	$0.05	$0.04
Weighted average diluted shares outstanding	28,439,241	29,970,633
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands, except share data)

					Unearned		Accumulated
	Common Stock		Additional	Unearned	Compensation		Other
		Par	Paid-in	Compensation	- Equity	Retained	Comprehensive
	Shares	Value	Capital	- ESOP	Incentive Plan	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2008	31,307,881	$313	$204,866	$(10,913)	$(4,337)	$78,898	$(8,908)	$259,919
Comprehensive income:
Net income	-	-	-	-	-	1,205	-	1,205
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	3,276	3,276
Total comprehensive income								4,481
Common stock held by ESOP committed to be released (91,493 shares)	-	-	70	154	-	-	-	224
Share-based compensation - stock options	-	-	273	-	-	-	-	273
Share-based compensation - equity incentive plan	-	-	-	-	383	-	-	383
Excess tax benefits from equity incentive plan	-	-	8	-	-	-	-	8
Common stock repurchased	(172,397)	(2)	(1,621)	-	-	-	-	(1,623)
Issuance of common stock in connection with stock option exercises	59,721	1	574	-	-	(313)	-	262
Issuance of common stock in connection with equity incentive plan	-	-	138	-	(138)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	103	-	-	-	-	103
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(1,491)	-	(1,491)
BALANCE AT MARCH 31, 2009	31,195,205	$312	$204,411	$(10,759)	$(4,092)	$78,299	$(5,632)	$262,539
BALANCE AT DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Comprehensive income:
Net income	-	-	-	-	-	1,354	-	1,354
Net unrealized losses on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(384)	(384)
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	18	18
Total comprehensive income								988
Common stock held by ESOP committed to be released (89,040 shares)	-	-	35	150	-	-	-	185
Share-based compensation - stock options	-	-	199	-	-	-	-	199
Share-based compensation - equity incentive plan	-	-	-	-	289	-	-	289
Common stock repurchased	(236,814)	(2)	(1,944)	-	-	-	-	(1,946)
Excess tax benefits from equity incentive plan	-	-	6	-	-	-	-	6
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(1,410)	-	(1,410)
BALANCE AT MARCH 31, 2010	29,581,712	$296	$191,905	$(10,149)	$(2,959)	$69,197	$(2,680)	$245,610
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,354	$1,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	1,150
Depreciation and amortization of premises and equipment	318	298
Net amortization of premiums and discounts on securities, mortgage-backed
securities and mortgage loans	1,409	118
Share-based compensation expense	488	656
Amortization of ESOP expense	185	224
Excess tax benefits from equity incentive plan	(6)	(8)
Excess tax benefits in connection with stock option exercises	-	(103)
Net gains on sales of securities	(186)	(87)
Other-than-temporary impairment losses of securities	100	-
Write-downs of other real estate owned	227	-
Gain on sale of other real estate owned	(7)	-
Loss on disposal of premises and equipment, net	-	8
Deferred income tax benefit	(53)	(69)
Income from bank-owned life insurance	(358)	(351)
Changes in assets and liabilities:
Accrued interest receivable	(88)	(23)
Other assets	324	283
Other liabilities	445	843
Net cash provided by operating activities	4,652	4,144
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,253)	-
Proceeds from calls, maturities, and principal collections	5,000	10,000
Securities, available for sale:
Purchases	(50)	(53)
Proceeds from sales	-	5,107
Mortgage-backed securities, held to maturity:
Purchases	(10,929)	(45,748)
Principal collections	18,949	9,164
Mortgage-backed securities, available for sale:
Purchases	(116,670)	(51,173)
Proceeds from sales	48,168	-
Principal collections	25,509	10,341
Purchase of residential mortgages	(2,901)	(8,936)
Net loan principal payments, net of originations	11,124	14,274
Purchase of Federal Home Loan Bank of Boston stock	-	(637)
Proceeds from sale of other real estate owned	1,003	-
Purchases of premises and equipment	(118)	(462)
Net cash used in investing activities	(23,168)	(58,123)
FINANCING ACTIVITIES:
Net increase in deposits	13,343	12,778
Net change in short-term borrowings	250	2,650
Repayment of long-term debt	(4,000)	(15,000)
Proceeds from long-term debt	31	35,500
Cash dividends paid	(1,410)	(1,491)
Common stock repurchased	(1,946)	(1,623)
Issuance of common stock in connection with stock option exercises	-	262
Excess tax benefits in connection with equity incentive plan	6	8
Excess tax benefits in connection with stock option exercises	-	103
Net cash provided by financing activities	6,274	33,187
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(12,242)	(20,792)
Beginning of period	28,719	56,533
End of period	$16,477	$35,741
Supplemental cash flow information:
Transfer of loans to other real estate owned	$538	$-
Net cash due to broker for purchase of securities, held to maturity	-	(5,000)
Interest paid	4,269	5,017
Taxes paid	70	71

See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Westfield Financial, Inc. (“we”, “us”) is the bank holding company for Westfield Bank, a federally-chartered stock savings bank.

Westfield Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  Westfield Bank operates eleven branches in Western Massachusetts.  Westfield Bank’s primary sources of revenue are income from investment securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2010, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2009.

Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

2.  EARNINGS PER SHARE

Basic earnings per share represent income available to shareholders’ divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate solely to outstanding stock options and are determined using the treasury stock method.

Earnings per common share for the three months ended March 31, 2010 and 2009 have been computed based on the following:
	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)

Net income applicable to common stock	$1,354	$1,205

Average number of common shares issued	29,691	31,292
Less: Average unallocated ESOP Shares	(1,460)	(1,551)
Less: Average ungranted equity incentive plan shares	(44)	(55)

Average number of common shares outstanding used to calculate basic earnings per common share	28,187	29,686

Effect of dilutive stock options	252	285

Average number of common shares outstanding used to calculate diluted earnings per common share	28,439	29,971

Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  At March 31, 2010 and 2009, 1,551,024 and 1,540,857 shares were antidilutive, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31
	2010	2009
	(In thousands)

Unrealized holding (losses) gains on available-for-sale securities	$(470)	$5,166
Other-than-temporary impairment losses on available-for-sale
securities charged to earnings	100	-
Reclassification adjustment for gains realized in income	(186)	(87)
Net unrealized (losses) gains on available-for-sale securities	(556)	5,079
Tax effect	172	(1,803)
Net of tax amount	(384)	3,276

Losses arising during the period pertaining to defined benefit plans	7	-
Reclassification adjustments for items reflected in earnings:
Actuarial loss	23	-
Transition asset	(3)	-
Net adjustments pertaining to defined benefit plan	27	-
Tax effect	(9)	-
Net-of-tax amount	18	-

Net accumulated other comprehensive (loss) income	$(366)	$3,276

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)

Net unrealized loss on securities available-for-sale	$(1,291)	$(228)
Tax effect	519	138
Net-of-tax amount	(772)	(90)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(971)	(1,476)
Tax effect	397	604
Net of tax amount	(574)	(872)

Unrecognized deferred loss pertaining to defined benefit plan	53	56
Unrecognized transition asset pertaining to defined benefit plan	(2,073)	(2,103)
Net components pertaining to defined benefit plan	(2,020)	(2,047)
Tax effect	686	695
Net-of-tax amount	(1,334)	(1,352)

Net accumulated other comprehensive loss	$(2,680)	$(2,314)

4.      SECURITIES

Securities are summarized as follows:
	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$29,868	$1,912	$-	$31,780
Municipal bonds	36,602	1,255	(87)	37,770

Total held to maturity	66,470	3,167	(87)	69,550

Available for sale:
Government-sponsored enterprises	11,000	10	-	11,010
Municipal bonds	1,956	109	-	2,065
Mutual Funds	6,612	5	(51)	6,566
Common and preferred stock	70	-	(12)	58

Total available for sale	19,638	124	(63)	19,699

Total securities	$86,108	$3,291	$(150)	$89,249

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprises	$34,884	$1,776	$-	$36,660
Municipal bonds	34,360	1,353	(9)	35,704

Total held to maturity	69,244	3,129	(9)	72,364

Available for sale:
Government-sponsored enterprises	11,000	-	(302)	10,698
Municipal bonds	1,956	114	-	2,070
Mutual Funds	6,561	1	(73)	6,489
Common and preferred stock	70	-	(11)	59

Total available for sale	19,587	115	(386)	19,316

Total securities	$88,831	$3,244	$(395)	$91,680

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(87)	$3,089	$-	$-

Total held to maturity	(87)	3,089	-	-

Available for sale:
Mutual funds	-	-	(51)	1,501
Common and preferred stock	(12)	27	-	-

Total available for sale	(12)	27	(51)	1,501

Total	$(99)	$3,116	$(51)	$1,501

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(9)	$356	$-	$-

Total held to maturity	(9)	356	-	-

Available for sale:
Government-sponsored enterprises	(302)	10,698	-	-
Mutual funds	(19)	2,597	(54)	1,479
Common and preferred stock	(11)	28	-	-

Total available for sale	(332)	13,323	(54)	1,479

Total	$(341)	$13,679	$(54)	$1,479

At March 31, 2010, four debt securities have gross unrealized losses with aggregate depreciation of 2.7% from our amortized cost basis, which have existed for less than twelve months.  Because the losses on debt securities are related to investment grade municipal obligations, the declines are the result of fluctuations in interest rates and not credit quality, and since it is more likely than not that we will not be required to sell the securities prior to the recovery of their amortized costs basis, no declines are deemed to be other-than-temporary.

At March 31, 2010, one equity security had a gross unrealized loss with aggregate depreciation of 3.3% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The amortized cost and fair value of debt securities at March 31, 2010, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2010
	Amortized Cost	Fair Value
	(In thousands)
Held to maturity:
Due in one year or less	$6,836	$6,874
Due after one year through five years	36,195	38,727
Due after five years through ten years	14,793	15,096
Due after ten years	8,646	8,853

Total held to maturity	$66,470	$69,550

Available for sale:
Due after five years through ten years	$1,391	$1,473
Due after ten years	11,565	11,602

Total available for sale	$12,956	$13,075

Proceeds from the sale of securities available for sale amounted $5.1 million for the three months ended March 31, 2009.  There were no sales of securities for the three months ended March 31, 2010.

Gross realized gains of $89,000 and gross realized losses of $2,000 were recorded on the sales of securities during the three months ended March 31, 2009.  The tax provision applicable to net realized gains and losses were $29,000 for the three months ended March 31, 2009.

At March 31, 2010 and December 31, 2009, one security with a carrying value of $5.0 million was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

5.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:
	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$196,901	$5,767	$(141)	$202,527
U.S. Government guaranteed residential	15,836	152	(30)	15,958
Private-label residential	4,650	53	(344)	4,359

Total held to maturity	217,387	5,972	(515)	222,844

Available for sale:
Government-sponsored residential	298,353	1,511	(2,290)	297,574
U.S. Government guaranteed residential	38,033	16	(389)	37,660
Private-label residential	6,914	-	(1,171)	5,743

Total available for sale	343,300	1,527	(3,850)	340,977

Total mortgage-backed securities	$560,687	$7,499	$(4,365)	$563,821

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$204,484	$6,111	$(184)	$210,411
U.S. Government guaranteed residential	16,334	95	(143)	16,286
Private-label residential	4,949	44	(435)	4,558

Total held to maturity	225,767	6,250	(762)	231,255

Available for sale:
Government-sponsored residential	289,840	2,696	(2,288)	290,248
U.S. Government guaranteed residential	1,030	17	-	1,047
Private-label residential	10,368	-	(1,858)	8,510

Total available for sale	301,238	2,713	(4,146)	299,805

Total mortgage-backed securities	$527,005	$8,963	$(4,908)	$531,060

Proceeds from the sale of mortgage-backed securities available for sale amounted to $ 48.2 million and $0 for the three months ended March 31, 2010 and 2009, respectively.

Gross realized gains of $645,000 and gross realized losses of $459,000 were recorded on sales of mortgage-backed securities during the three months ended March 31, 2010.  The tax provision applicable to net realized gains and losses were $63,000 for the three months ended March 31, 2010.

Information pertaining to mortgage-backed securities with gross unrealized losses at March 31, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$(119)	$20,004	$(22)	$878
U.S. Government guaranteed residential	-	-	(30)	4,828
Private-label residential	-	-	(344)	3,014

Total held to maturity	(119)	20,004	(396)	8,720

Available for sale:
Government-sponsored residential	(2,290)	197,555	-	-
U.S. Government guaranteed residential	(389)	36,668	-	-
Private-label residential	-	-	(1,171)	5,743

Total available for sale	(2,679)	234,223	(1,171)	5,743

Total	$(2,798)	$254,227	$(1,567)	$14,463

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$(159)	$21,227	$(25)	$1,677
U.S. Government guaranteed residential	(143)	9,760	-	-
Private-label residential	-	-	(435)	3,123

Total held to maturity	(302)	30,987	(460)	4,800

Available for sale:
Government-sponsored residential	(2,287)	170,741	(1)	128
Private-label residential	-	-	(1,858)	8,510

Total available for sale	(2,287)	170,741	(1,859)	8,638

Total	$(2,589)	$201,728	$(2,319)	$13,438

At March 31, 2010, fifty government-sponsored and U.S. government guaranteed securities had gross unrealized losses with aggregate depreciation of 1.1% from our amortized cost basis existing for less than twelve months.  At March 31, 2010, four government-sponsored and U.S. government guaranteed securities had gross unrealized losses with aggregate depreciation of 0.9% from our amortized cost basis existing for more than twelve months.  Because these losses relate to securities guaranteed by the U.S. government or an agency thereof, the declines are the result of interest rates and not credit quality, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At March 31, 2010, four private label mortgage-backed securities have gross unrealized losses of 14.7% from our amortized cost basis which existed for greater than twelve months.  Management used a third party experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (12 constant prepayment rate), projected default rates (weighted average of 0.64% - 28.6%), severity of loss on defaulted loans (50% - 55%), current levels of subordination, current credit enhancement (4.50% - 7.17%), vintage (2006), and geographic location.  As a result of this analysis, two private label mortgage-backed securities were deemed to have other-than- temporary impairment losses.  We had writedowns of $1.1 million due to other-than-temporary impairment on mortgage-backed securities during the three months ended March 31, 2010, of which $971,000 was recognized in accumulated other comprehensive loss and $100,000 was recognized as a credit loss and charged to income for the three months ended March 31, 2010.  No other-than-temporary impairment losses were recorded on mortgage-backed securities during the three months ended March 31, 2009.

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,631,682 stock options to our directors, officers, and employees, respectively.

Stock award allocations are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.

The fair value of each option grant is estimated on the grant date using the binomial option pricing model with the following weighted average assumptions:
	Three Months Ended March 31, 2009
Expected dividend yield	6.07%
Expected life	10	years
Expected volatility	35.70%
Risk-free interest rate	2.59%

No stock options were granted in the three months ended March 31, 2010.

All stock awards and stock options currently vest at 20% per year.  At March 31, 2010, 43,941 stock awards and 159,232 stock options were available for future grants.

Our stock award and stock option plans activity for the three months ended March 31, 2010 and 2009 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	358,573	$10.00	2,223,012	$8.36
Outstanding at March 31, 2010	358,573	10.00	2,223,012	8.36

Outstanding at December 31, 2008	465,192	10.04	2,276,223	8.15
Granted	14,000	9.89	39,000	9.89
Stock options exercised	-	-	(59,721)	4.39
Outstanding at March 31, 2009	479,192	$10.04	2,255,502	$8.28

We recorded compensation cost related to the stock awards of $289,000 and $383,000 for the three months ended March 31, 2010 and 2009, respectively.

We recorded compensation costs relating to stock options of $199,000, with a related tax benefit of $53,000 for the three months ended March 31, 2010.  We recorded compensation costs relating to stock options of $273,000, with a related tax benefit of $69,000 for the three months ended March 31, 2009.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $58.5 million and $58.0 million at March 31, 2010 and December 31, 2009, respectively.  Customer repurchase agreements were $16.2 million at March 31, 2010 and $16.5 million at December 31, 2009.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States Government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at March 31, 2010 and December 31, 2009 were held by commercial customers.

Long-term debt consists of FHLB advances with an original maturity of one year or more as well as securities sold under repurchase agreements.  At March 31, 2010, we had $123.6 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $127.5 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2009.  Customer repurchase agreements were $5.0 million at both March 31, 2010 and December 31, 2009.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2010.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2010	2009

Service cost	$233	$216
Interest cost	193	183
Expected return on assets	(196)	(169)
Transition obligation	(3)	(3)
Actuarial loss	23	34
Net periodic pension cost	$250	$261

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We expect to contribute up to $600,000 to our pension plan in 2010.

9.  FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

We group our assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Methods and assumptions for valuing our financial instruments are set forth below.  Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction cost.

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

Securities and mortgage-backed securities – Fair value of securities are primarily measured using information from an independent pricing service. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Long-term debt - The fair values of our long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Commitments to extend credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,113	$1,453	$-	$6,566
Common and preferred stock	58	-	-	58
Government-sponsored agency debt	-	11,010	-	11,010
State and municipal	-	2,065	-	2,065
Government-sponsored residential mortgage-backed	-	297,574	-	297,574
U.S. Government guaranteed residential mortgage-backed	-	37,660	-	37,660
Private-label residential mortgage-backed	-	5,743	-	5,743
Total assets	$5,171	$355,505	$-	$360,676

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,037	$1,452	$-	$6,489
Common and preferred stock	59	-	-	59
Government-sponsored agency debt	-	10,698	-	10,698
State and municipal	-	2,070	-	2,070
Government-sponsored residential mortgage-backed	-	290,248	-	290,248
U.S. Government guaranteed residential mortgage-backed	-	1,047	-	1,047
Private-label residential mortgage-backed	-	8,510	-	8,510
Total assets	$5,096	$314,025	$-	$319,121

Also, we may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2010 and 2009.  Total losses is the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2010 and 2009.

	At March 31, 2010			Three Months Ended March 31, 2010
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$-	$-	$3,080	$507
Other real estate owned	-	-	977	227
Total assets	$-	$-	$4,057	$734

	At March 31, 2009			Three Months Ended March 31, 2009
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$-	$-	$4,029	$1,000

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses.

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the three months ended March 31, 2010, we incurred charges of $227,000 to reduce other real estate owned to fair value.  There were no recognized losses on other real estate owned for the three months ended March 31, 2009.

There were no transfers to or from Level 1 and 2 during the quarter ended March 31, 2010.

We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.  Where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates. The estimated fair values of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$16,477	$16,477	$28,719	$28,719
Securities:
Available for sale	19,699	19,699	19,316	19,316
Held to maturity	66,470	69,550	69,244	72,364

Mortgage-backed securities:
Available for sale	340,977	340,977	299,805	299,805
Held to maturity	217,387	222,844	225,767	231,255
Federal Home Loan Bank of Boston and other restricted stock	10,339	10,339	10,339	10,339

Loans- net	459,884	447,999	469,149	474,554

Accrued interest receivable	5,286	5,286	5,198	5,198

Liabilities:
Deposits	661,318	656,452	647,975	649,473

Short-term borrowings	74,749	74,745	74,499	74,499

Long-term debt	209,876	213,941	213,845	214,669

Accrued interest payable	724	724	730	730

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. We have complied with ASU No. 2010-09.

In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010. The adoption of this Statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special-purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. This guidance amends the requirements for transfers of financial assets and limits the circumstances in which a transferor uses sale accounting and derecognizes a transferred financial asset.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending.  Our strategy also calls for increasing deposit relationships and broadening our product lines and services.  We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service.  In connection with our overall growth strategy, we seek to:

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

•
depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third-party mortgage company which underwrites, originates and services these loans in order to diversify our loan portfolio, increase fee income and reduce interest rate risk.

You should read the following financial results for the quarter ended March 31, 2010 in the context of this strategy.

•	Net income was $1.4 million, or $0.05 per diluted share, for the quarter ended March 31, 2010 compared to $1.2 million, or $0.04 per diluted share for the same period in 2009.

•
The provision for loans losses was $500,000 for the three months ended March 31, 2010 compared to $1.2 million for the same period in 2009.  The larger provision for loan losses in the 2009 period was due to an increase in loan charge-offs, primarily pertaining to a manufacturing commercial loan relationship, and the continued weakening of the local and national economy.

•
Net interest income was $7.7 million for the three months ended March 31, 2010, compared to$8.0 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.81% for the three months ended March 31, 2010, compared to 3.17% for the same period in 2009.  The net interest margin was primarily impacted by a policy change made by Fannie Mae and Freddie Mac to significantly increase the buyback of delinquent loans from investment pools.

CRITICAL ACCOUNTING POLICIES

Given our current business strategy and asset/liability structure, the more critical policies are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, the classification of securities as either held to maturity or available for sale, other-than-temporary impairment of securities, and the valuation of deferred taxes.  Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in Part I of our Annual Report filed on Form 10-K under “Business – Lending Activities - Allowance for Loan Losses.”  Our methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for impaired loans and a formula allowance for the remainder of the portfolio.  Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.  The allocation of the allowance is also reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.  Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected.

Securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as “held to maturity” and are carried at amortized cost. Securities, including mortgage-backed securities, that have been identified as assets for which there is not a positive intent to hold to maturity are classified as “available for sale” and are carried at fair value with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of equity. Accordingly, a misclassification would have a direct effect on shareholders’ equity. Sales or reclassification as available for sale (except for certain permitted reasons) of held to maturity securities may result in the reclassification of all such securities to available for sale. We have never sold held to maturity securities or reclassified such securities to available for sale other than in specifically permitted circumstances. We do not acquire securities or mortgage-backed securities for purposes of engaging in trading activities.

On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary.  Declines in the fair value of marketable equity securities below their cost that are deemed to be other-than-temporary based on the severity and duration of the impairment are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings.  For all other impaired held to maturity or available for sale securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than- temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

Total assets increased $8.3 million to $1.2 billion at March 31, 2010.  Securities increased $30.4 million to $654.9      million at March 31, 2010 from $624.5 million at December 31, 2009.  The increase in securities was the result of reinvesting funds from deposits and pay downs of loans into securities.

The composition of our loan portfolio at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)

Commercial real estate	$225,515	$229,061
Residential real estate	63,640	64,299
Home equity	35,322	34,755
Commercial and industrial	139,408	145,012
Consumer	3,169	3,307
Total loans	467,054	476,434
Unearned premiums and deferred loan fees and costs, net	381	360
Allowance for loan losses	(7,551)	(7,645)
	$459,884	$469,149

Net loans decreased by $9.2 million to $459.9 million at March 31, 2010 from $469.1 million at December 31, 2009.  The decrease in net loans was primarily the result of decreases in commercial and industrial loans and commercial real estate loans.  Commercial and industrial loans decreased $5.6 million to $139.4 million at March 31, 2010 from $145.0 million at December 31, 2009.  Commercial real estate loans decreased $3.6 million to $225.5 million at March 31, 2010 from $229.1 at December 31, 2009.  The decreases in commercial and industrial loans and commercial real estate loans were primarily the result of customers decreasing their balances on lines of credit and normal loan payments and payoffs.  Owner occupied commercial real estate loans totaled $98.5 million at March 31, 2010 and $99.3 million at December 31, 2009, while non-owner occupied commercial real estate loans totaled $127.0 million at March 31, 2010 and $129.7 million at December 31, 2009.

Nonperforming loans decreased $1.2 million to $4.3 million at March 31, 2010 compared to $5.5 million at December 31, 2009.  This represented 0.92% of total loans at March 31, 2010 and 1.15% of total loans at December 31, 2009.  The decrease was mainly the result of the charge off of $616,000 in nonperforming loans primarily due to a single commercial relationship.   We set up a valuation allowance of $650,000 on a relationship of $2.9 million in 2009 and charged off $606,000 of this amount in the first quarter of 2010.  The remainder of the decrease in nonperforming loans primarily consisted of two residential mortgage loan relationships amounting to $524,000 that were transferred into foreclosure during the first quarter of 2010.  One mortgage loan relationship of $338,000 was sold during the first quarter of 2010, resulting in a gain of $7,000.

The following table presents information regarding nonperforming mortgages, consumer and other loans and foreclosed real estate as of the dates indicated.  All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At March 31, 2010, we had $4.3 million of nonaccrual loans and $977,000 in foreclosed real estate.  At December 31, 2009, we had $5.5 million of nonaccrual loans and $1.7 million in foreclosed real estate.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $61,000 and $94,000 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$399	$784
Home equity	21	225
Commercial real estate	776	782
Total nonaccrual real estate loans	1,196	1,791
Other loans:
Commercial and industrial	3,081	3,675
Consumer	2	4
Total nonaccrual consumer and other loans	3,083	3,679
Total nonperforming loans	4,279	5,470
Foreclosed real estate, net	977	1,662
Total nonperforming assets	$5 ,256	$7,132
Nonperforming loans to total loans	0.92%	1.15%
Nonperforming assets to total assets	0.44	0.60

Asset growth was funded primarily through a $13.3 million increase in deposits to $661.3 million at March 31, 2010, from $648.0 million at December 31, 2009.  The increase in deposits was due to an increase in checking accounts, regular savings accounts and time deposits.  Checking accounts increased $6.6 million to $157.1 million at March 31, 2010, from $150.5 million at December 31, 2009.  The increase was primarily in noninterest-bearing checking accounts.  Regular savings accounts increased $4.8 million to $109.4 million at March 31, 2010.  The increase in savings accounts was primarily due to an account which pays a higher interest rate than comparable products of Westfield Financial.  Time deposit accounts increased $3.8 million to $346.5 million at March 31, 2010.

Long-term debt, which includes FHLB advances and securities sold under repurchase agreements with an original maturity of one year or more, was $209.8 million at March 31, 2010 and $213.8 million at December 31, 2009.

Shareholders’ equity at March 31, 2010 and December 31, 2009 was $245.6 million and $247.3 million, respectively, which represented 20.5 % of total assets as of March 31, 2010 and 20.8% of total assets as of December 31, 2009.  The change in shareholders’ equity was due to the repurchase of 236,814 shares of common stock for $1.9 million related to the stock repurchase plan and dividends amounting to $1.4 million.  This was partially offset by net income of $1.4 million and $679,000 related to the accrual of share-based compensation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

General

Net income was $1.4 million, or $0.05 per diluted share, for the quarter ended March 31, 2010, as compared to $1.2 million, or $0.04 per diluted share, for the same period in 2009.  Net interest and dividend income was $7.7 million for the three months ended March 31, 2010 and $8.0 million for the same period in 2009.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended March 31, 2010 and 2009, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2010				2009
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans(1)(2)	$471,127	$6,199	5.26%		$474,669	$6,474	5.46%
Securities(2)	631,333	5,929	3.76		533,861	6,755	5.06
Short-term investments(3)	17,035	1	0.02		21,202	4	0.08
Total interest-earning assets	1,119,495	12,129	4.33		1,029,732	13,233	5.14
Total noninterest-earning assets	70,915				68,498

Total assets	$1,190,410				$1,098,230

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
NOW accounts	$71,500	232	1.30		$56,644	249	1.76
Savings accounts	110,708	230	0.83		72,146	193	1.07
Money market deposit accounts	49,184	90	0.73		55,601	129	0.93
Time certificates of deposit	344,392	2,063	2.40		330,125	2,704	3.28
Total interest-bearing deposits	575,784	2,615			514,516	3,275
Short-term borrowings and long-term debt	280,019	1,649	2.36		235,232	1,809	3.08
Interest-bearing liabilities	855,803	4,264	1.99		749,748	5,084	2.71
Non-interest-bearing deposits	79,848				76,601
Other noninterest-bearing liabilities	8,101				10,966
Total noninterest-bearing liabilities	87,949				87,567

Total liabilities	943,752				837,315
Total equity	246,658				260,915
Total liabilities and equity	$1,190,410				$1,098,230
Less: Tax-equivalent adjustment(2)		(174)				(131)
Net interest and dividend income		$7,691				$8,018
Net interest rate spread(4)			2.34				2.43
Net interest margin(5)			2.81%				3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.8	X			137.3	X

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended March 31, 2010 compared
	to Three Months Ended March 31, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$(48)	$(227)	$(275)
Securities (1)	1,233	(2,059)	(826)
Short-term investment	(1)	(2)	(3)
Total interest earning assets	1,184	(2,288)	(1,104)

Interest-bearing liabilities
NOW accounts	65	(82)	(17)
Savings accounts	103	(66)	37
Money market accounts	(15)	(24)	(39)
Time deposits	117	(758)	(641)
Short-term borrowing and long-term debt	344	(504)	(160)
Total interest-bearing liabilities	614	(1,434)	(820)
Change in net interest and dividend income	$570	$(854)	$(284)

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $300,000 to $7.7 million for the three months ended March 31, 2010, from $8.0 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.81% for the three months ended March 31, 2010, as compared to 3.17% for the same period in 2009.  Interest and dividend income, on a tax-equivalent basis, decreased $1.1 million to $12.1 million for the three months ended March 31, 2010, from $13.2 million for the same period in 2009.  The average yield on interest-earning assets decreased 81 basis points to 4.33% for the three months ended March 31, 2010, from 5.14% for the same period in 2009.

The net interest margin and average yield on interest-earning assets were primarily impacted by a policy change made by Fannie Mae and Freddie Mac to increase the buyback of delinquent loans from investment pools.  The policy change from Fannie Mae and Freddie Mac has resulted in larger than normal principal payments on the mortgage-backed securities owned by us, which consequently impacted the yield.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $820,000 to $4.3 million for the three months ended March 31, 2010, from $5.1 million for the same period in 2009.  The average cost of interest-bearing liabilities decreased 72 basis points to 1.99% for the three months ended March 31, 2010, from 2.71% for the same period in 2009, as a result of the enduring low interest rate environment.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended March 31, 2010 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, primarily pertaining to a manufacturing commercial loan relationship, and the continued weakening of the local and national economy.  After evaluating these factors, we provided $500,000 for loan losses for the three months ended March 31, 2010, compared to $1.2 million for the same period in 2009.  The allowance was $7.6 million at March 31, 2010 and $7.3 million at March 31, 2009.  The allowance for loan losses was 1.64% of total loans at March 31, 2010 and 1.54% at March 31, 2009.

Net charge-offs were $594,000 for the three months ended March 31, 2010.  This was comprised of charge-offs of $616,000 for the three months ended March 31, 2010, partially offset by recoveries of $22,000 for the same period.  We set up a valuation allowance of $650,000 on a manufacturing commercial loan relationship of $2.9 million in 2009 and charged off $606,000 of this amount in the first quarter of 2010.

Net charge-offs were $2.7 million for the three months ended March 31, 2009.  This was comprised of charge-offs of $2.7 million for the three months ended March 31, 2009, partially offset by recoveries of $11,000 for the same period.  The higher charge-offs in the 2009 period were primarily the result a single manufacturing commercial loan relationship of $2.1 million.  The loan relationship was included in the allowance for loan losses as a specific valuation allowance at December 31, 2008 and was charged-off at March 31, 2009.

Although management believes it has established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $196,000 to $943,000 for the three months ended March 31, 2010, from $1.1 million for the same period in 2009.  Service charge and fee income decreased $217,000 to $492,000 for the three months ended March 31, 2010, compared to the same period in 2009.  This was primarily the result of a decrease of $147,000 in fees received from the third-party mortgage program.  In the 2009 period, we experienced a higher level of mortgage referrals due to a decrease in interest rates.  In the 2010 period, residential loan demand has moderated but of greater significance, we have begun to buy back more loans from the third-party mortgage company.   As a result, we forgo receiving referral fee income on these loans but instead earn interest income for the life of the loans.

Net gains on the sales of securities were $186,000 for the three months ended March 31, 2010, compared to $87,000 for the same period in 2009.  On February 10, 2010, Fannie Mae and Freddie Mac disclosed their intent to significantly increase their buy backs of seriously delinquent (120 days or more) loans from mortgage-backed security loan trusts.

Fannie Mae and Freddie Mac did not provide delinquency information on specific mortgage-backed securities.  We therefore analyzed our mortgage-backed securities to identify those with characteristics with a greater likelihood of containing delinquent loans.  As a result of such changes, we sold Fannie Mae and Freddie Mac mortgage-backed securities totaling $45.9 million, which resulted in a net gain of $379,000 in the first quarter of 2010.  This was partially offset by a loss of $193,000 on the sale of a private-label mortgage-backed security during the three months ended March 31, 2010.

Noninterest Expense

Noninterest expense for both the three months ended March 31, 2010 and 2009 was $6.4 million. Salaries and benefits decreased $307,000 to $3.8 million for the three months ended March 31, 2010.  This was primarily the result of a decrease of $206,000 in share-based compensation.  The 2009 period included $167,000 in expense related to the acceleration of vesting for employees that reached retirement eligibility age.  The decrease in salaries and benefits was partially offset by a $243,000 increase in OREO expense.  This was primarily due to write downs on foreclosed properties of $227,000 for the three months ended March 31, 2010.

Income Taxes

For the three months ended March 31, 2010, we had a tax provision of $402,000 as compared to $394,000 for the same period in 2009.  The effective tax rate was 22.9% for the three months ended March 31, 2010 and 24.6% for the same period in 2009.  The decrease in effective tax rate from March 31, 2009 is due primarily to maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at March 31, 2010 was $ 90.5 million.

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

At March 31, 2010, we exceeded each of the applicable regulatory capital requirements.  As of March 31, 2010, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized us as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of March 31, 2010 and December 31, 2009 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$255,806	38.41%	$53,438	8.00%	N/A	-
Bank	238,837	36.06	53,149	8.00	$66,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	248,255	37.27	26,719	4.00	N/A	-
Bank	232,002	35.02	26,574	4.00	39,861	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	248,255	20.65	48,081	4.00	N/A	-
Bank	232,002	19.51	47,564	4.00	59,456	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	232,002	19.56	17,837	1.50	N/A	-

December 31, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$257,209	38.07%	$54,052	8.00%	N/A	-
Bank	236,940	35.29	53,706	8.00	$67,132	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	249,564	36.94	27,026	4.00	N/A	-
Bank	230,109	34.28	26,853	4.00	40,279	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	249,564	20.92	47,713	4.00	N/A	-
Bank	230,109	19.56	47,059	4.00	58,824	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	230,109	19.56	17,647	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of lease obligations and credit commitments at March 31, 2010 follows:

		After 1 Year	After 3 Years
	Within	But Within	But Within	After
	1 Year	3 Years	5 Years	5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$536	$949	$855	$10,059	$12,399

Borrowings and Debt
Federal Home Loan Bank	91,500	50,300	30,150	10,000	181,950
Securities sold under
agreements to repurchase	21,375	5,000	37,800	38,500	102,675
Total borrowings and debt	112,875	55,300	67,950	48,500	284,625

Credit Commitments
Available lines of credit	65,962	-	-	18,379	84,341
Other loan commitments	12,565	450	1,788	-	14,803
Letters of credit	2,989	-	-	506	3,495
Total credit commitments	81,516	450	1,788	18,885	102,639

	$194,927	$56,699	$70,593	$77,444	$399,663

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital to risk weighted assets and to adjusted total assets.  Management believes, as of March 31, 2010, that we met all capital adequacy requirements to which it was subject.  As of March 31, 2010, the most recent notification from the OTS categorized us as “well capitalized” under the regulatory framework for prompt corrective action.

Management uses a simulation model to monitor interest rate risk.  This model reports the net interest income at risk primarily under seven different interest rate environments.  Specifically, net interest income is measured in one scenario that assumes no change in interest rates, and six scenarios where interest rates increase 100, 200, 300 and 400 basis points, and decrease 100 and 200 basis points immediately following the current consolidated financial statements.  Management believes that the risk associated with a 100 or 200 basis point drop in interest rates is mitigated by the already historically low rate environment.

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

The table below sets forth as of March 31, 2011 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Twelve Months Ending March 31, 2011
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
	(Dollars in thousands)
400	34,954	6.3%
300	34,607	5.2%
200	33,849	2.9%
100	33,586	2.1%
0	32,883	0.0%
-100	31,791	-3.3%
-200	28,013	-14.8%

Management believes that there have been no significant changes in market risk since March 31, 2010.

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

Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2009 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2010.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program (1)

January 1 - 31, 2010	46,807	8.15	46,807	542,041

February 1 - 28, 2010	118,559	8.17	118,559	423,482

March 1 - 31, 2010	71,448	8.35	71,448	352,034

Total	236,814	8.22	236,814	352,034

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

There were no sales by us of unregistered securities during the three months ended March 31, 2010.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westfield Financial, Inc.
(Registrant)

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President/Chief Financial Officer

May 7, 2010

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