Form 10-Q
period 2010-06-30
WESTFIELD FINANCIAL INC
filed 2010-08-04
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 2, 2010 the registrant had 29,458,167 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements of Westfield Financial, Inc. and Subsidiaries	1

	Consolidated Balance Sheets (Unaudited) – June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited) – Three and Six Months Ended
	June 30, 2010 and 2009	2

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive
	Income (Unaudited) – Six Months Ended June 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended
	June 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	36

Item 4.	[Removed and Reserved]	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

EXHIBITS		38

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$9,841	$12,204
Federal funds sold	5	2
Interest-bearing deposits and other short-term investments	6,149	16,513
Cash and cash equivalents	15,995	28,719

SECURITIES:
Available for sale - at fair value	20,280	19,316
Held to maturity - at amortized cost (fair value of $65,522 at June 30, 2010, and $72,364 at December 31, 2009)	61,444	69,244

MORTGAGE-BACKED SECURITIES:
Available for sale - at fair value	349,668	299,805
Held to maturity - at amortized cost (fair value of $246,364 at June 30, 2010, and $231,255 at December 31, 2009)	238,477	225,767

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,036	10,339

LOANS - Net of allowance for loan losses of $7,827 at June 30, 2010, and $7,645 at December 31, 2009	470,068	469,149

PREMISES AND EQUIPMENT, Net	11,917	12,202

ACCRUED INTEREST RECEIVABLE	4,921	5,198

BANK-OWNED LIFE INSURANCE	38,606	37,880

DEFERRED TAX ASSET, Net	5,891	6,995

OTHER REAL ESTATE OWNED	328	1,662

OTHER ASSETS	5,317	5,134
TOTAL ASSETS	$1,234,948	$1,191,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$83,396	$80,110
Interest-bearing	586,794	567,865
Total deposits	670,190	647,975

SHORT-TERM BORROWINGS	90,716	74,499

LONG-TERM DEBT	226,408	213,845

OTHER LIABILITIES	7,995	7,792
TOTAL LIABILITIES	995,309	944,111

SHAREHOLDERS' EQUITY:
Preferred stock – $0.01 par value 5,000,000 shares authorized. None outstanding at June 30, 2010 and December 31, 2009.	-	-
Common stock - $0.01 par value, 75,000,000 shares authorized, 29,243,678 shares issued and outstanding at June 30, 2010; 29,818,526 shares issued and outstanding at December 31, 2009	293	298
Additional paid-in capital	189,347	193,609
Unearned compensation – ESOP	(10,000)	(10,299)
Unearned compensation - Equity Incentive Plan	(2,669)	(3,248)
Retained earnings	63,137	69,253
Accumulated other comprehensive loss	(469)	(2,314)
Total shareholders’ equity	239,639	247,299
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,234,948	$1,191,410
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(Dollars in thousands, except per share data)
	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010		2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable		$5,018	$6,083	$10,379	$12,296
Residential and commercial real estate loans		4,408	4,580	8,883	9,200
Commercial and industrial loans		1,671	1,813	3,306	3,581
Debt securities, tax-exempt		385	367	756	735
Consumer loans		53	67	109	138
Equity securities		58	61	114	120
Federal funds sold, interest-bearing deposits and other short-term investments		2	4	3	8
Total interest and dividend income		11,595	12,975	23,550	26,078
INTEREST EXPENSE:
Deposits		2,495	3,290	5,109	6,565
Long-term debt		1,600	1,791	3,186	3,493
Short-term borrowings		76	88	139	194
Total interest expense		4,171	5,169	8,434	10,252
Net interest and dividend income		7,424	7,806	15,116	15,826
PROVISION FOR LOAN LOSSES		4,120	590	4,620	1,740
Net interest and dividend income after provision for loan losses		3,304	7,216	10,496	14,086
NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on securities		-	-	(1,071)	-
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss		-	-	971	-
Net other-than-temporary impairment losses recognized in income		-	-	(100)	-
Service charges and fees		492	735	984	1,444
Income from bank-owned life insurance		368	363	726	714
Gain on sales of securities, net		1,132	122	1,317	208
Loss on disposal of premises and equipment, net		-	-	-	(8)
Loss on prepayment of borrowings		-	(142)	-	(142)
(Loss) gain on sale of other real estate owned		(6)	-	1	-
Total noninterest income		1,986	1,078	2,928	2,216
NONINTEREST EXPENSE:
Salaries and employees benefits		3,434	3,876	7,234	7,983
Occupancy		636	667	1,296	1,316
Professional fees		443	518	867	920
Computer operations		497	421	982	857
FDIC insurance assessment		168	691	332	848
Other real estate owned expense		21	38	264	38
Other		724	796	1,326	1,454
Total noninterest expense		5,923	7,007	12,301	13,416
(LOSS) INCOME BEFORE INCOME TAXES		(633)	1,287	1,123	2,886
INCOME TAX (BENEFIT) PROVISION		(247)	214	155	607
NET (LOSS) INCOME		$(386)	$1,073	$968	$2,279
EARNINGS PER COMMON SHARE:
Basic (loss) earnings per share		$(0.01)	$0.04	$0.03	$0.08
Weighted average shares outstanding		27,970,840	29,554,551	28,078,326	29,619,760
Diluted (loss) earnings per share	$	(0.01)	$0.04	$0.03	$0.08
Weighted average diluted shares outstanding		27,970,840	29,815,832	28,334,136	29,892,867
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands, except share data)

					Unearned		Accumulated
	Common Stock		Additional	Unearned	Compensation		Other
	Shares	Par Value	Paid-in Capital	Compensation - ESOP	- Equity Incentive Plan	Retained Earnings	Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2008	31,307,881	$313	$204,866	$(10,913)	$(4,337)	$78,898	$(8,908)	$259,919
Comprehensive income:
Net income	-	-	-	-	-	2,279	-	2,279
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	4,427	4,427
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	344	344
Total comprehensive income								7,050
Common stock held by ESOP committed to be released (91,493 shares)	-	-	128	307	-	-	-	435
Share-based compensation - stock options	-	-	506	-	-	-	-	506
Share-based compensation - equity incentive plan	-	-	-	-	714	-	-	714
Excess tax benefits from equity incentive plan	-	-	40	-	-	-	-	40
Common stock repurchased	(456,273)	(5)	(4,197)	-	-	-	-	(4,202)
Issuance of common stock in connection with stock option exercises	59,721	1	574			(313)	-	262
Issuance of common stock in connection with equity incentive plan	-	-	138	-	(138)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(4)	-	4	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	103	-	-	-	-	103
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(7,417)	-	(7,417)
BALANCE AT JUNE 30, 2009	30,911,329	$309	$202,154	$(10,606)	$(3,757)	$73,447	$(4,137)	$257,410

BALANCE AT DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Comprehensive income:
Net income	-	-	-	-	-	968	-	968
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,813	1,813
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	32	32
Total comprehensive income								2,813
Common stock held by ESOP committed to be released (89,040 shares)	-	-	82	299	-	-	-	381
Share-based compensation - stock options	-	-	398	-	-	-	-	398
Share-based compensation - equity incentive plan	-	-	-	-	579	-	-	579
Excess tax benefits from equity incentive plan	-	-	30	-	-	-	-	30
Common stock repurchased	(588,848)	(6)	(4,912)	-	-	-	-	(4,918)
Issuance of common stock in connection with stock option exercises	14,000	1	123	-	-	(62)	-	62
Excess tax benefit in connection with stock option exercises	-	-	17	-	-	-	-	17
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(7,022)	-	(7,022)
BALANCE AT JUNE 30, 2010	29,243,678	$293	$189,347	$(10,000)	$(2,669)	$63,137	$(469)	$239,639
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$968	$2,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,620	1,740
Depreciation and amortization of premises and equipment	636	604
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	2,839	529
Share-based compensation expense	977	1,220
Amortization of ESOP expense	381	435
Excess tax benefits from equity incentive plan	(30)	(40)
Excess tax benefits in connection with stock option exercises	(17)	(103)
Net gains on sales of securities	(1,317)	(208)
Other-than-temporary impairment losses of securities	100	-
Write-downs of other real estate owned	227	17
Gain on sale of other real estate owned	(1)	-
Loss on prepayment of borrowings	-	142
Loss on disposal of premises and equipment, net	-	8
Deferred income tax benefit	(106)	(134)
Income from bank-owned life insurance	(726)	(714)
Changes in assets and liabilities:
Accrued interest receivable	277	(89)
Other assets	(183)	(1,365)
Other liabilities	297	1,497
Net cash provided by operating activities	8,942	5,818
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,253)	(10,111)
Proceeds from calls, maturities, and principal collections	10,000	15,090
Securities, available for sale:
Purchases	(102)	(106)
Proceeds from sales	-	5,107
Mortgage-backed securities, held to maturity:
Purchases	(59,858)	(91,282)
Principal collections	46,378	25,231
Mortgage-backed securities, available for sale:
Purchases	(348,059)	(86,489)
Proceeds from sales	247,475	8,397
Principal collections	52,076	30,141
Purchase of residential mortgages	(16,290)	(12,194)
Loan principal payments, net of originations	10,205	5,283
Purchase of Federal Home Loan Bank of Boston stock	(1,697)	(708)
Proceeds from sale of other real estate owned	1,646	-
Purchases of premises and equipment	(351)	(891)
Net cash used in investing activities	(60,830)	(112,532)
FINANCING ACTIVITIES:
Net increase in deposits	22,215	43,951
Net change in short-term borrowings	16,217	1,505
Repayment of long-term debt	(18,500)	(35,142)
Proceeds from long-term debt	31,063	74,531
Cash dividends paid	(7,022)	(7,417)
Common stock repurchased	(4,918)	(4,202)
Issuance of common stock in connection with stock option exercises	62	262
Excess tax benefits in connection with equity incentive plan	30	40
Excess tax benefits in connection with stock option exercises	17	103
Net cash provided by financing activities	39,164	73,631
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(12,724)	(33,083)
Beginning of period	28,719	56,533
End of period	$15,995	$23,450
Supplemental cash flow information:
Transfer of loans to other real estate owned	$538	$275
Interest paid	8,458	10,239
Taxes paid	290	1,760

See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is the bank holding company for Westfield Bank, a federally-chartered stock savings bank.

Westfield Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  Westfield Bank operates eleven branches in Western Massachusetts and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for both at the date of the consolidated financial statements.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the valuation of deferred tax assets.

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2010, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

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

Earnings per common share for the three and six months ended June 30, 2010 and 2009 have been computed based on the following:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net (loss) income applicable to common stock	$(386)	$1,073	$968	$2,279

Average number of common shares outstanding	29,452	31,134	29,571	31,213
Less: Average unallocated ESOP Shares	(1,437)	(1,528)	(1,449)	(1,540)
Less: Average ungranted equity incentive plan shares	(44)	(51)	(44)	(53)

Average number of common shares outstanding used to calculate basic earnings per common share	27,971	29,555	28,078	29,620

Effect of dilutive stock options	-	261	256	273

Average number of common shares outstanding used to calculate diluted earnings per common share	27,971	29,816	28,334	29,893

Basic (loss) earnings per share	$(0.01)	$0.04	$0.03	$0.08

Diluted (loss) earnings per share (1)	$(0.01)	$0.04	$0.03	$0.08

(1)
Weighted average diluted shares outstanding for the three months ended June 30, 2010 does not include 259,266 incremental stock options whose effect would be antidilutive to the calculation due to the net operating loss for the quarter.

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  At June 30, 2010 and 2009, 2,209,012 and 1,538,357 shares were antidilutive, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Unrealized holding gains (losses) on available-for-sale securities	$4,223	$7,016
Other-than-temporary impairment losses on available-for-sale securities charged to earnings	100	-
Reclassification adjustment for gains realized in income	(1,317)	(208)
Net unrealized gains on available-for-sale securities	3,006	6,808
Tax effect	(1,193)	(2,381)
Net-of-tax amount	1,813	4,427

Losses arising during the period pertaining to defined benefit plans	7	459
Reclassification adjustments for items reflected in earnings:
Actuarial loss	46	68
Transition asset	(6)	(6)
Net adjustments pertaining to defined benefit plan	47	521
Tax effect	(15)	(177)
Net-of-tax amount	32	344

Net accumulated other comprehensive income	$1,845	$4,771

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$2,018	$(228)
Tax effect	(695)	138
Net-of-tax amount	1,323	(90)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(716)	(1,476)
Tax effect	244	604
Net-of-tax amount	(472)	(872)

Unrecognized transition asset pertaining to defined benefit plan	50	56
Unrecognized deferred loss pertaining to defined benefit plan	(2,050)	(2,103)
Net components pertaining to defined benefit plan	(2,000)	(2,047)
Tax effect	680	695
Net-of-tax amount	(1,320)	(1,352)

Net accumulated other comprehensive loss	$(469)	$(2,314)

4.	SECURITIES

Securities are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprise obligations	$24,855	$2,529	$-	$27,384
Municipal bonds	36,589	1,554	(5)	38,138

Total held to maturity	61,444	4,083	(5)	65,522

Available for sale:
Government-sponsored enterprise obligations	11,000	447	-	11,447
Municipal bonds	1,955	136	-	2,091
Mutual funds	6,663	66	(31)	6,698
Common and preferred stock	70	-	(26)	44

Total available for sale	19,688	649	(57)	20,280

Total securities	$81,132	$4,732	$(62)	$85,802

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored enterprise obligations	$34,884	$1,776	$-	$36,660
Municipal bonds	34,360	1,353	(9)	35,704

Total held to maturity	69,244	3,129	(9)	72,364

Available for sale:
Government-sponsored enterprise obligations	11,000	-	(302)	10,698
Municipal bonds	1,956	114	-	2,070
Mutual funds	6,561	1	(73)	6,489
Common and preferred stock	70	-	(11)	59

Total available for sale	19,587	115	(386)	19,316

Total securities	$88,831	$3,244	$(395)	$91,680

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(5)	$360	$-	$-

Total held to maturity	(5)	360	-	-

Available for sale:
Mutual funds	-	-	(31)	1,540
Common and preferred stock	(26)	13	-	-

Total available for sale	(26)	13	(31)	1,540

Total	$(31)	$373	$(31)	$1,540

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Municipal bonds	$(9)	$356	$-	$-

Total held to maturity	(9)	356	-	-

Available for sale:
Government-sponsored enterprise obligations	(302)	10,698	-	-
Mutual funds	(19)	2,597	(54)	1,479
Common and preferred stock	(11)	28	-	-

Total available for sale	(332)	13,323	(54)	1,479

Total	$(341)	$13,679	$(54)	$1,479

At June 30, 2010, one debt security had a gross unrealized loss with aggregate depreciation of 1.4% from our amortized cost basis.  Because the loss on the debt security is related to an investment grade municipal obligation, the decline is the result of fluctuations in interest rates and not credit quality, and since it is more likely than not that we will not be required to sell the security prior to the recovery of its amortized costs basis, no declines are deemed to be other-than-temporary.

At June 30, 2010, one equity security had a gross unrealized loss with aggregate depreciation of 2.0% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The amortized cost and fair value of debt securities at June 30, 2010, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Held to maturity:
Due in one year or less	$2,084	$2,112
Due after one year through five years	23,547	25,261
Due after five years through ten years	35,813	38,149

Total held to maturity	$61,444	$65,522

Available for sale:
Due after one year through five years	$480	$514
Due after five years through ten years	1,475	1,577
Due after ten years	11,000	11,447

Total available for sale	$12,955	$13,538

Proceeds from the sale of securities available for sale amounted $5.1 million for the six months ended June 30, 2009.  There were no sales of securities for the six months ended June 30, 2010.

Gross realized gains and losses from the sales of securities available for sale for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gross gains realized	$-	$-	$-	$88
Gross losses realized	-	-	-	(2)
Net gain realized	$-	$-	$-	$86

The tax provision applicable to net realized gains and losses was $29,000 for the six months ended June 30, 2009.

At June 30, 2010 and December 31, 2009, one security with a carrying value of $5.0 million was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

5.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$201,866	$7,887	$(218)	$209,535
U.S. Government guaranteed residential	32,342	512	-	32,854
Private-label residential	4,269	26	(320)	3,975

Total held to maturity	238,477	8,425	(538)	246,364

Available for sale:
Government-sponsored residential	241,796	2,480	(1,618)	242,658
U.S. Government guaranteed residential	100,871	1,259	(584)	101,546
Private-label residential	6,291	-	(827)	5,464

Total available for sale	348,958	3,739	(3,029)	349,668

Total mortgage-backed securities	$587,435	$12,164	$(3,567)	$596,032

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$204,484	$6,111	$(184)	$210,411
U.S. Government guaranteed residential	16,334	95	(143)	16,286
Private-label residential	4,949	44	(435)	4,558

Total held to maturity	225,767	6,250	(762)	231,255

Available for sale:
Government-sponsored residential	289,840	2,696	(2,288)	290,248
U.S. Government guaranteed residential	1,030	17	-	1,047
Private-label residential	10,368	-	(1,858)	8,510

Total available for sale	301,238	2,713	(4,146)	299,805

Total mortgage-backed securities	$527,005	$8,963	$(4,908)	$531,060

Proceeds from the sales mortgage-backed securities available for sale amounted to $ 247.5 million and $8.4 million for the six months ended June 30, 2010 and 2009, respectively.

Gross realized gains and losses on sales of mortgage-backed securities for the three and six months ended June 30, 2010 and 2009 are as follows:
	Three Months Ended June 30,		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Gross gains realized	$1,312	$122	$1,956	$122
Gross losses realized	(180)	-	(639)	-
Net gain realized	$1,132	$122	$1,317	$122

The tax provision applicable to net realized gains and losses were $389,000 and $454,000 for the three and six months ended June 30, 2010, respectively.  The tax provision applicable to net realized gains and losses were $42,000 for the three and six months ended June 30, 2009.

Information pertaining to mortgage-backed securities with gross unrealized losses at June 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$(165)	$15,496	$(53)	$5,742
Private-label residential	-	-	(320)	2,931

Total held to maturity	(165)	15,496	(373)	8,673

Available for sale:
Government-sponsored residential	(1,618)	89,063	-	-
U.S. Government guaranteed residential	(584)	20,864	-	-
Private-label residential	-	-	(827)	5,464

Total available for sale	(2,202)	109,927	(827)	5,464

Total	$(2,367)	$125,423	$(1,200)	$14,137

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential	$(159)	$21,227	$(25)	$1,677
U.S. Government guaranteed residential	(143)	9,760	-	-
Private-label residential	-	-	(435)	3,123

Total held to maturity	(302)	30,987	(460)	4,800

Available for sale:
Government-sponsored residential	(2,287)	170,741	(1)	128
Private-label residential	-	-	(1,858)	8,510

Total available for sale	(2,287)	170,741	(1,859)	8,638

Total	$(2,589)	$201,728	$(2,319)	$13,438

At June 30, 2010, thirty-two government-sponsored and U.S. government guaranteed securities had gross unrealized losses with aggregate depreciation of 1.9% from our amortized cost basis existing for less than twelve months.  At June 30, 2010, one government-sponsored security had gross unrealized losses with aggregate depreciation of 0.9% from our amortized cost basis existing for more than twelve months.  Because these losses relate to securities guaranteed by the U.S. government or an agency thereof, the declines are the result of interest rates and not credit quality, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At June 30, 2010, four private label mortgage-backed securities have gross unrealized losses of 12.0% from our amortized cost basis which existed for greater than twelve months.  Management used a third party experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (12 constant prepayment rate), projected default rates (weighted average of 0.64% - 28.6%), severity of loss on defaulted loans (45% - 60%), current levels of subordination, current credit enhancement (4.27% - 8.16%), vintage (2006), and geographic location.  As a result of this analysis, two private label mortgage-backed securities were deemed to have other-than- temporary impairment losses.  We had no writedowns due to other-than-temporary impairment on mortgage backed securities during the three months ended June 30, 2010 or 2009.  We had writedowns of $1.1 million due to other-than-temporary impairment on mortgage-backed securities during the six months ended June 30, 2010, of which $971,000 was recognized in accumulated other comprehensive loss and $100,000 was recognized as a credit loss and charged to income for the six months ended June 30, 2010.  No other-than-temporary impairment losses were recorded on mortgage-backed securities during the six months ended June 30, 2009.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Six Months Ended
June 30, 2010
(In thousands)

Balance as of December 31, 2009	$278

Additional credit losses for which other-than-temporary impairment charge was previously recorded	100

Balance as of June 30, 2010	$378

6.	SHARE-BASED COMPENSATION

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

No stock options were granted in the three and six months ended June 30, 2010 and 2009, respectively.

All stock awards and stock options currently vest at 20% per year.  At June 30, 2010, 43,941 stock awards and 159,232 stock options were available for future grants.

Our stock award and stock option plans activity for the six months ended June 30, 2010 and 2009 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	358,573	$10.00	2,223,012	$8.36
Stock options exercised	-	-	(14,000)	4.39
Outstanding at June 30, 2010	358,573	10.00	2,209,012	8.39

Outstanding at December 31, 2008	465,192	10.04	2,276,223	8.15
Granted	14,000	9.89	39,000	9.89
Stock options exercised	-	-	(59,721)	4.39
Stock awards vested	(11,200)	10.04	-	-
Forfeited	(400)	10.04	(2,500)	10.04
Outstanding at June 30, 2009	467,592	$10.04	2,253,002	$8.28

We recorded compensation cost related to the stock awards of $290,000 and $579,000 for the three and six months ended June 30, 2010, respectively, and $331,000 and $714,000 for the three and six month ended June 30, 2009, respectively.

We recorded compensation costs relating to stock options of $199,000 and $398,000, with related tax benefits of $53,000 and $106,000 for the three and six months ended June 30, 2010.  We recorded compensation costs relating to stock options of $233,000 and $506,000, with related tax benefits of $65,000 and $134,000 for the three and six months ended June 30, 2009.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $78.0 million and $58.0 million at June 30, 2010 and December 31, 2009, respectively.  Customer repurchase agreements were $12.7 million at June 30, 2010, and $16.5 million at December 31, 2009.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at June 30, 2010 and December 31, 2009 were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At June 30, 2010, we had $140.0 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $127.5 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2009.  Customer repurchase agreements were $5.1 million at June 30, 2010 and $5.0 million at December 31, 2009.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2010.

8.	PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$233	$216	$465	$431
Interest cost	193	183	387	366
Expected return on assets	(196)	(169)	(392)	(338)
Transition obligation	(3)	(3)	(6)	(6)
Actuarial loss (gain)	23	34	46	68
Net periodic pension cost	$250	$261	$500	$521

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We expect to contribute up to $600,000 to our pension plan in 2010.  No contributions have been made to the plan for the three and six months ended June 30, 2010.

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

Commitments to extend credit - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the term and credit risk.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,245	$1,453	$-	$6,698
Common and preferred stock	44	-	-	44
Debt securities:
Government-sponsored agency debt	-	11,447	-	11,447
State and municipal	-	2,091	-	2,091
Government-sponsored residential mortgage-backed	-	242,658	-	242,658
U.S. Government guaranteed residential mortgage-backed	-	101,546	-	101,546
Private-label residential mortgage-backed	-	5,464	-	5,464
Total assets	$5,289	$364,659	$-	$369,948

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,037	$1,452	$-	$6,489
Common and preferred stock	59	-	-	59
Debt securities:
Government-sponsored agency debt	-	10,698	-	10,698
State and municipal	-	2,070	-	2,070
Government-sponsored residential mortgage-backed	-	290,248	-	290,248
U.S. Government guaranteed residential mortgage-backed	-	1,047	-	1,047
Private-label residential mortgage-backed	-	8,510	-	8,510
Total assets	$5,096	$314,025	$-	$319,121

Also, we may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2010 and 2009.  Total losses is the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2010 and 2009.

	At			Three Months Ended	Six Months Ended
	June 30, 2010			June 30, 2010	June 30, 2010
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
				(In thousands)
Impaired loans	$-	$-	$2,000	$(356)	$(863)
Other real estate owned	-	-	276	-	(105)

Total Assets	$-	$-	$2,276	$(356)	$(968)

	At			Three Months Ended	Six Months Ended
	June 30, 2009			June 30, 2009	June 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
				(In thousands)
Impaired loans	$-	$-	$1,757	$(222)	$(397)

Total Assets	$-	$-	$1,757	$(222)	$(397)

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the six months ended June 30, 2010, we incurred charges of $105,000 to reduce other real estate owned to fair value.  There were no recognized losses on other real estate owned for the three months ended June 30, 2010 or the three and six months ended June 30, 2009.

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2010.

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

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$15,995	$15,995	$28,719	$28,719
Securities:
Available for sale	20,280	20,280	19,316	19,316
Held to maturity	61,444	65,522	69,244	72,364

Mortgage-backed securities:
Available for sale	349,668	349,668	299,805	299,805
Held to maturity	238,477	246,364	225,767	231,255
Federal Home Loan Bank of Boston and other restricted stock	12,036	12,036	10,339	10,339

Loans- net	470,068	470,313	469,149	474,554

Accrued interest receivable	4,921	4,921	5,198	5,198

Liabilities:
Deposits	670,190	666,656	647,975	649,473

Short-term borrowings	90,716	90,714	74,499	74,499

Long-term debt	226,408	232,619	213,845	214,669

Accrued interest payable	706	706	730	730

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. We adopted this new guidance on January 1, 2010, as required, and it did not have any impact on our consolidated financial statements.

In March 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-09 amending FASB Accounting Standards Codification (“ASC”) Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. We have complied with ASU No. 2010-09.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends ASC Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010. The adoption of this Statement did not have a material impact on our consolidated financial statements.

In July 2010, the Financial Accounting Standards Board issued an Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses (3) the changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

You should read the following financial results for the quarter and six months ended June 30, 2010 in the context of this strategy.

•
Net loss was $386,000, or $(0.01) per diluted share, for the quarter ended June 30, 2010, compared to net income of $1.1 million, or $0.04 per diluted share for the same period in 2009.  For the six months ended June 30, 2010, net income was $1.0 million, or $0.03 per diluted share, compared to $2.3 million or $0.08 per diluted share for the same period in 2009.

•
The provision for loans losses was $4.1 million for the three months ended June 30, 2010 compared to $590,000 for the same period in 2009.  For the six months ended June 30, 2010, the provision for loan losses was $4.6 million compared to $1.7 million for the same period in 2009.  The larger provision for loan losses in the 2010 periods was due to an increase in loan charge-offs, primarily pertaining to a single commercial real estate loan, and the continued weakening of the local and national economy.

•
Net interest income was $15.1 million for the six months ended June 30, 2010, compared to $15.8 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.79% for the six months ended June 30, 2010, compared to 3.11% for the same period in 2009.  We experienced larger than normal amortization on our securities, particularly in the first quarter of 2010, which decreased the yield on securities.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with US GAAP and practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Notes 1 and 10 of the accompanying consolidated financial statements and Note 1 of the consolidated financial statements included in our 2009 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

Total assets increased $43.5 million to $1.2 billion at June 30, 2010.  Securities increased $57.4 million to $681.9      million at June 30, 2010 from $624.5 million at December 31, 2009.  The increase in securities was the result of reinvesting funds from deposits, short-term borrowing, long-term debt and pay downs of loans into securities.

The composition of our loan portfolio at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Commercial real estate	$219,283	$229,061
Residential real estate	74,669	64,299
Home equity	35,786	34,755
Commercial and industrial	144,424	145,012
Consumer	3,163	3,307
Total loans	477,325	476,434
Unearned premiums and deferred loan fees and costs, net	570	360
Allowance for loan losses	(7,827)	(7,645)
	$470,068	$469,149

Net loans increased by $919,000 to $470.1 million at June 30, 2010 from $469.1 million at December 31, 2009.  The increase in net loans was primarily the result of increases in residential real estate loans and home equity loans, which were partially offset by a decrease in commercial real estate.  Residential real estate loans increased $10.4 million to $74.7 million while home equity loans increased $1.0 million to $35.8 million at June 30, 2010.

Commercial real estate loans decreased $9.8 million to $219.3 million at June 30, 2010 from $229.1 million at December 31, 2009.  The decrease in commercial real estate loans included the charge-off of $3.6 million on a single commercial real estate loan in addition to normal loan payments and payoffs.  Owner occupied commercial real estate loans totaled $98.5 million at June 30, 2010 and $99.3 million at December 31, 2009, while non-owner occupied commercial real estate loans totaled $120.8 million at June 30, 2010 and $129.7 million at December 31, 2009.

Nonperforming loans increased $1.9 million to $7.4 million at June 30, 2010 compared to $5.5 million at December 31, 2009.  This represented 1.55% of total loans at June 30, 2010 and 1.15% of total loans at December 31, 2009.  The increase was primarily the result of a single commercial real estate loan that went into nonperforming status during the second quarter of 2010.  A portion of the loan, $3.6 million, was charged-off and the remaining balance on this loan was $3.6 million at June 30, 2010.  The loan is a build-to-suit rental building whose initial lessee went into bankruptcy.

The following table presents information regarding nonperforming mortgages, consumer and other loans and foreclosed real estate as of the dates indicated.  All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At June 30, 2010, we had $7.4 million of nonaccrual loans and $328,000 in foreclosed real estate.  At December 31, 2009, we had $5.5 million of nonaccrual loans and $1.7 million in foreclosed real estate.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $80,000 and $94,000 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$679	$784
Home equity	7	225
Commercial real estate	4,987	782
Total nonaccrual real estate loans	5,673	1,791
Other loans:
Commercial and industrial	1,745	3,675
Consumer	1	4
Total nonaccrual consumer and other loans	1,746	3,679
Total nonperforming loans	7,419	5,470
Foreclosed real estate, net	328	1,662
Total nonperforming assets	$7,747	$7,132
Nonperforming loans to total loans	1.55%	1.15%
Nonperforming assets to total assets	0.63	0.60

Asset growth was funded primarily through a $22.2 million increase in deposits to $670.2 million at June 30, 2010, from $648.0 million at December 31, 2009.  The increase in deposits was due to an increase in regular savings accounts and checking accounts.  Regular savings accounts increased $16.5 million to $121.2 million at June 30, 2010, from $104.7 million at December 31, 2009.  The increase in savings accounts was primarily due to an account which pays a higher interest rate than our comparable products.  Checking accounts increased $8.1 million to $158.6 million at June 30, 2010, from $150.5 million at December 31, 2009.  The increase was primarily in noninterest-bearing checking accounts.  These increases were partially offset by decreases in time deposit accounts of $1.4 million and money market accounts of $1.0 million at June 30, 2010.

Short-term borrowings increased $16.2 million to $90.7 million at June 30, 2010 from $74.5 million at December 31, 2009.  Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $78.0 million and $58.0 million at June 30, 2010 and December 31, 2009, respectively.  Customer repurchase agreements decreased $3.8 million to $12.7 million at June 30, 2010 from $16.5 million at December 31, 2009.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  At June 30, 2010 and December 31, 2009, all of our customer repurchase agreements were held by commercial customers.

Long-term debt increased $12.6 million to $226.4 million from $213.8 million at December 31, 2009.  Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  Long-term debt issued by the FHLB was $140.0 million at June 30, 2010 and $127.5 million at December 31, 2009.  Securities sold under repurchase agreements remained unchanged at $81.3 million while customer repurchase agreements were $5.1 million and $5.0 million at June 30, 2010 and December 31, 2009, respectively.  Current interest rates permit us to earn a more advantageous spread by borrowing funds and reinvesting in securities and loans.

Shareholders’ equity at June 30, 2010 and December 31, 2009 was $239.6 million and $247.3 million, respectively, which represented 19.4 % of total assets as of June 30, 2010 and 20.8% of total assets as of December 31, 2009.  The change in shareholders’ equity is comprised of the repurchase of 588,848 shares of common stock for $4.9 million related to the stock repurchase plan and dividends amounting to $7.0 million.  This was partially offset by an increase of $1.8 million in other comprehensive income, net income of $1.0 million and $1.4 million related to the accrual of share-based compensation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

General

Net loss was $386,000, or $(0.01) per diluted share, for the quarter ended June 30, 2010, as compared to $1.1 million, or $0.04 per diluted share, for the same period in 2009.  Net interest and dividend income was $7.4 million for the three months ended June 30, 2010 and $7.8 million for the same period in 2009.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended June 30, 2010 and 2009, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2010				2009
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans(1)(2)	$471,510	$6,166	5.23%		$475,148	$6,488	5.46%
Securities(2)	642,372	5,602	3.49		568,521	6,630	4.66
Short-term investments(3)	14,018	2	0.06		20,760	4	0.08
Total interest-earning assets	1,127,900	11,770	4.17		1,064,429	13,122	4.93
Total noninterest-earning assets	79,236				72,380

Total assets	$1,207,136				$1,136,809

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
NOW accounts	$73,813	227	1.23		$64,771	326	2.01
Savings accounts	117,805	225	0.76		80,531	235	1.17
Money market deposit accounts	48,494	89	0.73		53,870	127	0.94
Time certificates of deposit	343,344	1,954	2.28		335,403	2,602	3.10
Total interest-bearing deposits	583,456	2,495			534,575	3,290
Short-term borrowings and long-term debt	289,158	1,676	2.32		249,351	1,879	3.01
Interest-bearing liabilities	872,614	4,171	1.91		783,926	5,169	2.64
Noninterest-bearing deposits	83,015				80,865
Other noninterest-bearing liabilities	8,918				12,233
Total noninterest-bearing liabilities	91,933				93,098

Total liabilities	964,547				877,024
Total equity	242,589				259,785
Total liabilities and equity	$1,207,136				$1,136,809
Less: Tax-equivalent adjustment(2)		(175)				(147)
Net interest and dividend income		$7,424				$7,806
Net interest rate spread(4)			2.26%				2.29%
Net interest margin(5)			2.70%				3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.3	X			135.8	X

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)
Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%.  The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

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

	Three Months Ended June 30, 2010 compared
	to Three Months Ended June 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$(50)	$(272)	$(322)
Securities (1)	861	(1,889)	(1,028)
Short-term investment	(1)	(1)	(2)
Total interest-earning assets	810	(2,162)	(1,352)

Interest-bearing liabilities
NOW accounts	46	(145)	(99)
Savings accounts	109	(119)	(10)
Money market deposit accounts	(13)	(25)	(38)
Time deposits	62	(710)	(648)
Short-term borrowing and long-term debt	300	(503)	(203)
Total interest-bearing liabilities	504	(1,502)	(998)
Change in net interest and dividend income	$306	$(660)	$(354)

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $382,000 to $7.4 million for the three months ended June 30, 2010, from $7.8 million for the same period in 2009.  Interest and dividend income, on a tax-equivalent basis, decreased $1.3 million to $11.8 million for the three months ended June 30, 2010, from $13.1 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.70% for the three months ended June 30, 2010, as compared to 3.00% for the same period in 2009.  The margin decreased because the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities.

The average yield on interest-earning assets decreased 76 basis points to 4.17% for the three months ended June 30, 2010, from 4.93% for the same period in 2009.  The primary reason for the decrease in the average yield on interest-earning assets was a decrease of 117 basis points in the average yield on securities.  For the three months ended June 30, 2010, the average yield on securities was 3.49% compared to 4.66% for the three months ended June 30, 2009.  The average yield on securities decreased primarily due to larger than normal principal payments on our mortgage-backed securities, particularly during the first quarter of 2010, which consequently impacted the yield.  The cash flows from these pay downs were subsequently reinvested in securities having a lower yield that is reflective of the current market rate environment. In addition, the average balance of securities increased $73.9 million for the three months ended June 30, 2010.   The new securities purchases were done so in a lower rate environment.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $998,000 to $4.2 million for the three months ended June 30, 2010, from $5.2 million for the same period in 2009.  The average cost of interest-bearing liabilities decreased 73 basis points to 1.91% for the three months ended June 30, 2010, from 2.64% for the same period in 2009.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2010 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, primarily pertaining to a single commercial real estate loan, and the continued weakening of the local and national economy.  After evaluating these factors, we provided $4.1 million for loan losses for the three months ended June 30, 2010, compared to $590,000 for the same period in 2009.  The allowance was $7.8 million at June 30, 2010 and $7.6 million at March 31, 2010.  The allowance for loan losses was 1.64% of total loans at June 30, 2010 and 1.62% at March 31, 2010.

Net charge-offs were $3.8 million for the three months ended June 30, 2010.  This was comprised of charge-offs of $3.9 million for the three months ended June 30, 2010, partially offset by recoveries of $17,000 for the same period.  During the second quarter of 2010, we reserved for and subsequently charged-off $3.6 million related to a single commercial real estate loan.  The remaining balance on this loan was $3.6 million at June 30, 2010.  The loan is a build-to-suit rental building whose initial lessee went into bankruptcy.

Net charge-offs were $528,000 for the three months ended June 30, 2009.  This was comprised of charge-offs of $540,000 for the three months ended June 30, 2009, partially offset by recoveries of $12,000 for the same period.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Net gains on the sales of securities were $1.1 million for the three months ended June 30, 2010, compared to $122,000 for the same period in 2009.  The net gain on sales of securities for the three months ended June 30, 2009 was offset by a loss on the prepayment of borrowings of $142,000.  During the second quarter of 2009, we paid off higher cost funding early to take advantage of lower rate borrowing opportunities.

Noninterest income increased $908,000 to $2.0 million for the three months ended June 30, 2010, from $1.1 million for the same period in 2009.  Service charge and fee income decreased $243,000 to $492,000 for the three months ended June 30, 2010, compared to the same period in 2009.  This was primarily the result of a decrease of $238,000 in fees received from the third-party mortgage program.  In the 2009 period, we experienced a higher level of mortgage referrals due to a decrease in interest rates.  In the 2010 period, residential loan demand has moderated but of greater significance, we have begun to buy back more loans from the third-party mortgage company.   As a result, we forgo receiving referral fee income on these loans but instead earn interest income for the life of the loans.

Noninterest Expense

Noninterest expense decreased $1.1 million for the three months ended June 30, 2010 to $5.9 million from $7.0 million in the comparable 2009 period. FDIC insurance decreased by $523,000 to $168,000 for the three months ended June 30, 2010 from $691,000 for the same period in 2009.  The three months ended June 30, 2009 included the accrual for a special assessment that was imposed upon all banks at June 30, 2009, which for Westfield Bank amounted to $453,000.  Salaries and benefits decreased $442,000 to $3.4 million for the three months ended June 30, 2010.  This was primarily the result of a decrease of $328,000 in the accrual for deferred compensation.  In addition, share-based compensation expense decreased $91,000 for the three months ended June 30, 2010 from the comparable 2009 period.

Income Taxes

For the three months ended June 30, 2010, we had a tax benefit of $247,000 as compared to a tax provision of $214,000 for the same period in 2009.  The effective tax rate was 39.0% for the three months ended June 30, 2010 and 16.6% for the same period in 2009.  The increase in effective tax rate from June 30, 2009 is due primarily to the loss before income taxes while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

General

Net income was $1.0 million or $0.03 per diluted share, for the six months ended June 30, 2010, as compared to $2.3 million, or $0.08 per diluted share, for the same period in 2009.  Net interest and dividend income was $15.1 million for the six months ended June 30, 2010 and $15.8 million for the same period in 2009.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the six months ended June 30, 2010 and 2009, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2010				2009
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans(1)(2)	$471,320	$12,365	5.25%		$474,910	$12,962	5.46%
Securities(2)	631,861	11,530	3.65		551,287	13,385	4.86
Short-term investments(3)	15,518	3	0.04		19,630	8	0.08
Total interest-earning assets	1,118,699	23,898	4.27		1,045,827	26,355	5.04
Total noninterest-earning assets	80,120				71,799

Total assets	$1,198,819				$1,117,626

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
NOW accounts	$72,663	459	1.26		$60,730	576	1.90
Savings accounts	114,276	455	0.80		76,362	427	1.12
Money market deposit accounts	48,837	179	0.73		54,730	256	0.94
Time certificates of deposit	343,865	4,016	2.34		332,779	5,306	3.19
Total interest-bearing deposits	579,641	5,109			524,601	6,565
Short-term borrowings and long-term debt	284,614	3,325	2.34		242,330	3,687	3.04
Interest-bearing liabilities	864,255	8,434	1.95		766,931	10,252	2.67
Noninterest-bearing deposits	81,440				78,745
Other noninterest-bearing liabilities	8,512				11,603
Total noninterest-bearing liabilities	89,952				90,348

Total liabilities	954,207				857,279
Total equity	244,612				260,347
Total liabilities and equity	$1,198,819				$1,117,626
Less: Tax-equivalent adjustment(2)		(348)				(277)
Net interest and dividend income		$15,116				$15,826
Net interest rate spread(4)			2.32%				2.37%
Net interest margin(5)			2.79%				3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.4	X			136.4	X

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)
Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%.  The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

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

	Six Months Ended June 30, 2010 compared
	to Six Months Ended June 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$(98)	$(499)	$(597)
Securities (1)	1,956	(3,811)	(1,855)
Short-term investment	(2)	(3)	(5)
Total interest-earning assets	1,856	(4,313)	(2,457)

Interest-bearing liabilities
NOW accounts	113	(230)	(117)
Savings accounts	212	(184)	28
Money market deposit accounts	(28)	(49)	(77)
Time deposits	177	(1,467)	(1,290)
Short-term borrowing and long-term debt	643	(1,005)	(362)
Total interest-bearing liabilities	1,117	(2,935)	(1,818)
Change in net interest and dividend income	$739	$(1,378)	$(639)

(1)
Securities, loan income and changes in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The   tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $710,000 to $15.1 million for the six months ended June 30, 2010, from $15.8 million for the same period in 2009.  Interest and dividend income, on a tax-equivalent basis, decreased $2.5 million to $23.9 million for the six months ended June 30, 2010, from $26.4 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.79% for the six months ended June 30, 2010, as compared to 3.11% for the same period in 2009.  The margin decreased because the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities.  The average yield on interest-earning assets decreased 77 basis points to 4.27% for the six months ended June 30, 2010, from 5.04% for the same period in 2009.

The primary reason for the decrease in the average yield on interest-earning assets was a decrease of 121 basis points in the average yield on securities.  For the six months ended June 30, 2010, the average yield on securities was 3.65% compared to 4.86% for the six months ended June 30, 2009.  We experienced larger than normal amortization on our securities, particularly in the first quarter of 2010, which decreased the yield on securities.  The cash flows from these pay downs were subsequently reinvested in securities having a lower yield that is reflective of the current market rate environment. In addition, the average balance of securities increased $80.6 million for the six months ended June 30, 2010.   The new securities purchases were done so in a lower rate environment.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $1.9 million to $8.4 million for the six months ended June 30, 2010, from $10.3 million for the same period in 2009.  The average cost of interest-bearing liabilities decreased 72 basis points to 1.95% for the six months ended June 30, 2010, from 2.67% for the same period in 2009.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2010 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, primarily pertaining to a single commercial real estate loan, and the continued weakening of the local and national economy.  After evaluating these factors, we provided $4.6 for loan losses for the six months ended June 30, 2010, compared to $1.7 million for the same period in 2009.  The allowance was $7.8 million at June 30, 2010 and $7.6 million at December 31, 2009.  The allowance for loan losses was 1.64% of total loans at June 30, 2010 and 1.60% at December 31, 2009.

Net charge-offs were $4.4 million for the six months ended June 30, 2010.  This was comprised of charge-offs of $4.5 million for the six months ended June 30, 2010, partially offset by recoveries of $39,000 for the same period.  During the second quarter of 2010, we reserved for and subsequently charged-off $3.6 million related to a single commercial real estate loan.  The remaining balance on this loan was $3.6 million at June 30, 2010.  The loan is a build-to-suit rental building whose initial lessee went into bankruptcy.

Net charge-offs were $3.2 million for the six months ended June 30, 2009.  This was comprised of charge-offs of $3.2 million offset by recoveries of $23,000. The increase in charge-offs was the related to a single commercial manufacturing relationship of $5.5 million. The business was sold in 2009 and resulted in a charge-off of $3.1 million.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $712,000 to $2.9 million for the six months ended June 30, 2010, from $2.2 million for the same period in 2009.  Service charge and fee income decreased $460,000 to $984,000 for the six months ended June 30, 2010, compared to the same period in 2009.  This was primarily the result of a decrease of $385,000 in fees received from the third-party mortgage program.  In the 2009 period, we experienced a higher level of mortgage referrals due to a decrease in interest rates.  In the 2010 period, residential loan demand has moderated but of greater significance, we have begun to buy back more loans from the third-party mortgage company.   As a result, we forgo receiving referral fee income on these loans but instead earn interest income for the life of the loans.  In addition, net checking account processing fee income decreased $65,000 to $498,000 for the six months ended June 30, 2010, primarily due to a decrease in overdraft fee income.

Net gains on the sales of securities were $1.3 million for the six months ended June 30, 2010, compared to $208,000 for the same period in 2009.  The net gain on sales of securities for the six months ended June 30, 2009 was offset by a loss on the prepayment of borrowings of $142,000.  During the second quarter of 2009, we paid off higher cost funding early to take advantage of lower rate borrowing opportunities.

Noninterest Expense

Noninterest expense decreased $1.1 million for the six months ended June 30, 2010 to $12.3 million from $13.4 million in the comparable 2009 period. Salaries and benefits decreased $749,000 to $7.2 million for the six months ended June 30, 2010.  This was primarily the result of a decrease of $324,000 in the accrual for deferred compensation.  In addition, share-based compensation expense decreased $297,000 for the six months ended June 30, 2010 from the comparable 2009 period.  The 2009 period included $243,000 in expense related to the acceleration of vesting for employees that reached retirement eligibility age.  FDIC insurance decreased by $516,000 to $332,000 for the six months ended June 30, 2010 from $848,000 for the same period in 2009.  The six months ended June 30, 2009 included the accrual for a special assessment that was imposed upon all banks at June 30, 2009, which for Westfield Bank amounted to $453,000.

Income Taxes

For the six months ended June 30, 2010, we had a tax provision of $155,000 as compared to $607,000 for the same period in 2009.  The effective tax rate was 13.8% for the six months ended June 30, 2010 and 21.0% for the same period in 2009.  The decrease in effective tax rate from June 30, 2009 is due primarily to a lower income before taxes while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at June 30, 2010 was $33.2 million.

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

At June 30, 2010, we exceeded each of the applicable regulatory capital requirements.  As of June 30, 2010, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized us as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of June 30, 2010 and December 31, 2009 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$247,935	36.86%	$53,814	8.00%	N/A	-
Bank	236,931	35.37	53,596	8.00	$66,994	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	240,108	35.69	26,907	4.00	N/A	-
Bank	230,177	34.36	26,798	4.00	40,197	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	240,108	19.48	49,299	4.00	N/A	-
Bank	230,177	18.76	49,072	4.00	61,341	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	230,177	18.76	18,402	1.50	N/A	-

December 31, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$257,209	38.07%	$54,052	8.00%	N/A	-
Bank	236,940	35.29	53,706	8.00	$67,132	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	249,564	36.94	27,026	4.00	N/A	-
Bank	230,109	34.28	26,853	4.00	40,279	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	249,564	20.92	47,713	4.00	N/A	-
Bank	230,109	19.56	47,059	4.00	58,824	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	230,109	19.56	17,647	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of lease obligations and credit commitments at June 30, 2010 follows:

		After 1 Year	After 3 Years
	Within	But Within	But Within	After
	1 Year	3 Years	5 Years	5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$552	$966	$891	$10,350	$12,759

Borrowings and Debt
Federal Home Loan Bank	101,500	54,300	52,150	10,000	217,950
Securities sold under
agreements to repurchase	17,874	5,000	37,800	38,500	99,174
Total borrowings and debt	119,374	59,300	89,950	48,500	317,124

Credit Commitments
Available lines of credit	56,117	-	-	19,063	75,180
Other loan commitments	18,742	450	-	-	19,192
Letters of credit	2,537	-	-	505	3,042
Total credit commitments	77,396	450	-	19,568	97,414

	$197,322	$60,716	$90,841	$78,418	$427,297

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2009 Annual Report. Please refer to Item 7A of the 2009 Annual Report for additional information.

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

PART II – OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

None.

ITEM 1A.         RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2009 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations, except as discussed below:

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be.  The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2010.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program (1)

April 1 - 30, 2010	-	-	-	352,034

May 1- 31, 2010	220,107	8.54	220,107	131,927

June 1 - 30, 2010	131,927	8.27	131,927	-

Total	352,034	8.44	352,034	-

(1)
As previously reported, the Board of Directors voted to authorize the commencement of a repurchase program on January 22, 2008 authorizing us to repurchase up to 3,194,000 shares, or ten percent of its outstanding shares of common stock.  This program was completed during the second quarter of 2010.   On May 25, 2010, the Board of Directors voted to authorize the commencement of a second repurchase program, authorizing the repurchase of an additional 2,924,367 shares, or ten percent of its outstanding shares of common stock.  There were no shares purchased under the second repurchase program at June 30, 2010.

There were no sales by us of unregistered securities during the three months ended June 30, 2010.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            [REMOVED AND RESERVED.]

ITEM 5.            OTHER INFORMATION.

The 2010 Annual Meeting of Shareholders was held on May 27, 2010 (the “Annual Meeting”).  There were 29,581,712 shares of common stock eligible to be voted at the Annual Meeting and 25,888,885 shares were represented in person or by proxy at the meeting which constituted a quorum to conduct business.

Both proposals presented at the Annual Meeting were approved by the shareholders with the final voting results of each proposal listed below:

Proposal 1.  The election of three candidates to the Board of Directors, each with a three-year term.

Nominee	For	Withheld	Broker Non-Votes

Victor J. Carra	19,881,221	3,430,596	2,577,068
Richard C. Placek	22,884,704	427,113	2,577,068
Charles E. Sullivan	22,884,955	426,862	2,577,068

Proposal 2.   The ratification of the appointment of Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

For	Against	Abstain

25,742,992	99,296	46,597

ITEM 6.             EXHIBITS.

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
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

August 4, 2010

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