Form 10-Q
period 2010-09-30
WESTFIELD FINANCIAL INC
filed 2010-11-05
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 29, 2010 the registrant had 28,279,934 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$9,962	$12,204
Federal funds sold	13	2
Interest-bearing deposits and other short term investments	15,334	16,513
CASH AND CASH EQUIVALENTS	25,309	28,719
SECURITIES :
Available for sale - at fair value	674,239	319,121

Held to maturity - at amortized cost (fair value of $303,619 at December 31, 2009)	-	295,011

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - at cost	12,194	10,339

LOANS - Net of allowance for loan losses of $8,168 at September 30, 2010 and $7,645 at December 31, 2009	478,397	469,149

PREMISES AND EQUIPMENT, net	11,769	12,202

ACCRUED INTEREST RECEIVABLE	4,665	5,198

BANK-OWNED LIFE INSURANCE	38,976	37,880

DEFERRED TAX ASSET, net	2,309	6,995

OTHER REAL ESTATE OWNED	276	1,662

OTHER ASSETS	5,120	5,134
TOTAL ASSETS	$1,253,254	$1,191,410

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$83,457	$80,110
Interest-bearing	609,825	567,865
Total deposits	693,282	647,975

SHORT-TERM BORROWINGS	65,427	74,499

LONG-TERM DEBT	238,820	213,845

SECURITIES PENDING SETTLEMENT	8,125	-
OTHER LIABILITIES	8,364	7,792
TOTAL LIABILITIES	1,014,018	944,111

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized. None outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 28,341,816 shares issued and outstanding at September 30, 2010; 29,818,526 shares issued and outstanding at December 31, 2009	283	298
Additional paid-in capital	183,064	193,609
Unearned compensation - ESOP	(9,851)	(10,299)
Unearned compensation - Equity Incentive Plan	(2,449)	(3,248)
Retained earnings	60,786	69,253
Accumulated other comprehensive income (loss)	7,403	(2,314)
Total shareholders' equity	239,236	247,299
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,253,254	$1,191,410
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Nine Months Ended
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$4,872	$6,370	$15,252	$18,666
Residential and commercial real estate loans	4,524	4,629	13,407	13,828
Commercial and industrial loans	1,657	1,809	4,963	5,390
Debt securities, tax-exempt	387	367	1,143	1,102
Consumer loans	53	65	162	203
Equity securities	55	56	169	176
Federal funds sold, interest-bearing deposits and other short-term investments	2	2	5	11
Total interest and dividend income	11,550	13,298	35,101	39,376
INTEREST EXPENSE:
Deposits	2,381	3,221	7,490	9,785
Long-term debt	1,759	1,757	4,946	5,251
Short-term borrowings	61	78	200	271
Total interest expense	4,201	5,056	12,636	15,307

Net interest and dividend income	7,349	8,242	22,465	24,069

PROVISION FOR LOAN LOSSES	3,928	620	8,548	2,360

Net interest and dividend income after provision for loan losses	3,421	7,622	13,917	21,709

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	-	(1,343)	(1,071)	(1,343)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	-	1,157	971	1,157
Net other-than-temporary impairment losses recognized in income	-	(186)	(100)	(186)
Service charges and fees	456	580	1,440	2,023
Income from bank-owned life insurance	370	371	1,096	1,084
Loss on sales of premises and equipment, net	-	-	-	(8)
Loss on prepayment of borrowings	-	-	-	(142)
Gain (loss) on sales of securities, net	2,609	(774)	3,926	(565)
Gain (loss) on disposal of OREO	-	(110)	1	(110)
Total noninterest income	3,435	(119)	6,363	2,096
NONINTEREST EXPENSE:
Salaries and employees benefits	3,651	3,817	10,886	11,800
Occupancy	656	632	1,952	1,948
Computer operations	461	442	1,443	1,299
Professional fees	391	290	1,258	1,210
OREO expense	62	-	326	-
FDIC insurance assessment	223	102	555	950
Other	730	781	2,056	2,274
Total noninterest expense	6,174	6,064	18,476	19,481

INCOME BEFORE INCOME TAXES	682	1,439	1,804	4,324
INCOME TAX (BENEFIT) PROVISION	(17)	197	137	804
NET INCOME	$699	$1,242	$1,667	$3,520
EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.03	$0.04	$0.06	$0.12
Weighted average shares outstanding	27,432,114	29,330,638	27,860,516	29,522,327
Diluted earnings per share	$0.03	$0.04	$0.06	$0.12
Weighted average diluted shares outstanding	27,586,142	29,591,706	28,082,399	29,791,421
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2008	31,307,881	$313	$204,866	$(10,913)	$(4,337)	$78,898	$(8,908)	$259,919
Comprehensive income:
Net income	-	-	-	-	-	3,520	-	3,520
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	6,710	6,710
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	62	62
Total comprehensive income								10.292
Common stock held by ESOP committed to be released (91,493 shares)	-	-	183	460	-	-	-	643
Share-based compensation - stock options	-	-	703	-	-	-	-	703
Share-based compensation - equity incentive plan	-	-	-	-	1,002	-	-	1.002
Excess tax benefits from equity incentive plan	-	-	43	-	-	-	-	43
Common stock repurchased	(758,889)	(8)	(6,897)	-	-	-	-	(6.905)
Issuance of common stock in connection with stock option exercises	59,721	1	574	-	-	(313)	-	262
Issuance of common stock in connection with equity incentive plan	-	-	138	-	(138)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(4)	-	4	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	103	-	-	-	-	103
Cash dividends declared ($0.30 per share)	-	-	-	-	-	(8,885)	-	(8.885)
BALANCE AT SEPTEMBER 30, 2009	30,608,713	$306	$199,709	$(10,453)	$(3,469)	$73,220	$(2,136)	$257,177

BALANCE AT DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Comprehensive income:
Net income	-	-	-	-	-	1,667	-	1,667
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,322	1,322
Net unrealized gains on securities resulting from the transfer from held-to-maturity to available-for-sale, net of tax effects	-	-	-	-	-	-	8,351	8,351
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	44	44
Total comprehensive income								11,384
Common stock held by ESOP committed to be released (89,040 shares)	-	-	119	448	-	-	-	567
Share-based compensation - stock options	-	-	598	-	-	-	-	598
Share-based compensation - equity incentive plan	-	-	-	-	868	-	-	868
Excess tax benefits from equity incentive plan	-	-	34	-	-	-	-	34
Common stock repurchased	(1,813,237)	(18)	(14,708)	-	-	-	-	(14,726)
Issuance of common stock in connection with stock option exercises	336,527	3	2,942	-	-	(1,468)	-	1,477
Issuance of common stock in connection with equity incentive plan	-	-	69	-	(69)	-	-	-
Excess tax benefit in connection with stock option exercises	-	-	401	-	-	-	-	401
Cash dividends declared ($0.31 per share)	-	-	-	-	-	(8,666)	-	(8,666)
BALANCE AT SEPTEMBER 30, 2010	28,341,816	$283	$183,064	$(9,851)	$(2,449)	$60,786	$7,403	$239,236
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,667	$3,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,548	2,360
Depreciation and amortization of premises and equipment	945	929
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	4,553	1,098
Share-based compensation expense	1,466	1,705
Amortization of ESOP expense	567	643
Excess tax benefits from equity incentive plan	(34)	(43)
Excess tax benefits in connection with stock option exercises	(401)	(103)
Net (gains) losses on sales of securities	(3,926)	565
Other-than-temporary impairment losses of securities	100	186
Write-downs of other real estate owned	232	17
Net (gain) loss on sale of other real estate owned	(1)	110
Loss on prepayment of borrowings	-	142
Loss on disposal of premises and equipment, net	-	8
Deferred income tax benefit	(159)	(188)
Income from bank-owned life insurance	(1,096)	(1,084)
Changes in assets and liabilities:
Accrued interest receivable	533	(107)
Other assets	(474)	(1,623)
Other liabilities	1,079	(650)
Net cash provided by operating activities	13,599	7,485
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(62,111)	(123,734)
Proceeds from calls, maturities, and principal collections	69,075	63,935
Securities, available for sale:
Purchases	(436,038)	(174,635)
Proceeds from sales	309,244	44,255
Proceeds from calls, maturities, and principal collections	80,504	48,633
Purchase of residential mortgages	(32,282)	(14,521)
Loan principal payments, net of originations	13,932	17,169
Purchase of Federal Home Loan Bank of Boston stock	(1,855)	(1,547)
Proceeds from sale of other real estate owned	1,693	148
Purchases of premises and equipment	(512)	(1,285)
Net cash used in investing activities	(58,350)	(141,582)
FINANCING ACTIVITIES:
Net increase in deposits	45,307	66,161
Net change in short-term borrowings	(9,072)	6,019
Repayment of long-term debt	(45,000)	(45,142)
Proceeds from long-term debt	69,970	90,513
Cash dividends paid	(8,666)	(8,885)
Common stock repurchased	(13,110)	(6,905)
Issuance of common stock in connection with stock option exercises	1,477	262
Excess tax benefits in connection with equity incentive plan	34	43
Excess tax benefits in connection with stock option exercises	401	103
Net cash provided by financing activities	41,341	102,169
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(3,410)	(31,928)
Beginning of period	28,719	56,533
End of period	$25,309	$24,605
Supplemental cash flow information:
Transfer of loans to other real estate owned	$538	$275
Net cash due to broker for purchase of securities, including treasury stock	8,125	(409)
Securities reclassified from held-to-maturity to available-for-sale	287,074	-
Interest paid	12,630	15,287
Taxes paid	310	1,761
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is the bank holding company for Westfield Bank, a federally-chartered stock savings bank (the “Bank”).

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2010, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and nine months ended September 30, 2010 and 2009 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income applicable to common stock	$699	$1,242	$1,667	$3,520

Average number of common shares outstanding	28,891	30,888	29,341	31,103
Less: Average unallocated ESOP Shares	(1,415)	(1,506)	(1,437)	(1,528)
Less: Average ungranted equity incentive plan shares	(44)	(51)	(44)	(53)

Average number of common shares outstanding used to calculate basic earnings per common share	27,432	29,331	27,860	29,522

Effect of dilutive stock options	154	261	222	269

Average number of common shares outstanding used to calculate diluted earnings per common share	27,586	29,592	28,082	29,791

Basic earnings per share	$0.03	$0.04	$0.06	$0.12

Diluted earnings per share	$0.03	$0.04	$0.06	$0.12

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  At September 30, 2010 and 2009, 1,576,024 and 1,538,357 shares were antidilutive, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Unrealized holding gains on available-for-sale securities	$6,156	$10,934
Reclassification adjustment for securities transferred from held-to-maturity to available for sale	12,653	-
Reclassification adjustment for (gains) losses realized in income	(3,926)	565
Other-than-temporary impairment losses on available-for-sale securities charged to earnings	100	186
Net unrealized gains on available-for-sale securities	14,983	11,685
Tax effect	(5,310)	(4,975)
Net-of-tax amount	9,673	6,710

Losses arising during the period pertaining to defined benefit plans	7	-
Reclassification adjustments for items reflected in earnings:
Actuarial loss	69	103
Transition asset	(9)	(9)
Net adjustments pertaining to defined benefit plan	67	94
Tax effect	(23)	(32)
Net-of-tax amount	44	62

Net accumulated other comprehensive income	$9,717	$6,772

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$13,905	$(228)
Tax effect	(4,780)	138
Net-of-tax amount	9,125	(90)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(626)	(1,476)
Tax effect	212	604
Net-of-tax amount	(414)	(872)

Unrecognized transition asset pertaining to defined benefit plan	47	56
Unrecognized deferred loss pertaining to defined benefit plan	(2,027)	(2,103)
Net components pertaining to defined benefit plan	(1,980)	(2,047)
Tax effect	672	695
Net-of-tax amount	(1,308)	(1,352)

Net accumulated other comprehensive income (loss)	$7,403	$(2,314)

4.  SECURITIES

Securities are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$449,059	$9,984	$(1,488)	$457,555
U.S. Government guaranteed residential mortgage-backed securities	146,871	2,896	(342)	149,425
Private-label residential mortgage-backed securities	9,721	11	(768)	8,964
Government-sponsored enterprise obligations	9,991	602	-	10,593
Municipal bonds	38,534	2,358	-	40,892
Mutual funds	6,714	96	(44)	6,766
Common and preferred stock	70	-	(26)	44

Total	$660,960	$15,947	$(2,668)	$674,239

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed securities	$204,484	$6,111	$(184)	$210,411
U.S. Government guaranteed residential mortgage-backed securities	16,334	95	(143)	16,286
Private-label residential mortgage-backed securities	4,949	44	(435)	4,558
Government-sponsored enterprise obligations	34,884	1,776	-	36,660
Municipal bonds	34,360	1,353	(9)	35,704

Total held to maturity	295,011	9,379	(771)	303,619

Available for sale:
Government-sponsored residential mortgage-backed securities	289,840	2,696	(2,288)	290,248
U.S. Government guaranteed residential mortgage-backed securities	1,030	17	-	1,047
Private-label residential mortgage-backed securities	10,368	-	(1,858)	8,510
Government-sponsored residential mortgage-backed securities	11,000	-	(302)	10,698
Municipal bonds	1,956	114	-	2,070
Mutual funds	6,561	1	(73)	6,489
Common and preferred stock	70	-	(11)	59

Total available for sale	320,825	2,828	(4,532)	319,121

Total securities	$615,836	$12,207	$(5,303)	$622,740

In August 2010, Westfield Financial transferred all of its held-to-maturity investments to the available-for-sale category.  Management determined that it no longer had the positive intent to hold its securities classified as held-to-maturity for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million, fair value of $299.7 million and the net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.

The amortized cost and fair value of debt securities, excluding mortgage-backed securities, at September 30, 2010, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Due in one year or less	$2,082	$514
Due after one year through five years	19,813	1,577
Due after five years through ten years	18,384	19,603
Due after ten years	8,246	8,709

Total available for sale	$48,525	$51,485

Gross realized gains and losses on sales of securities for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gross gains realized	$2,620	$1,439	$4,576	$1,650
Gross losses realized	(11)	(2,213)	(650)	(2,215)
Net gain (loss) realized	$2,609	$(774)	$3,926	$(565)

Proceeds from the sale of securities available for sale amounted $309.2 million and $44.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The tax provision applicable to net realized gains and losses were $887,000 and $1.3 million for the three and nine months ended September 30, 2010, respectively.  The tax benefit applicable to net realized gains and losses were $258,000 and $186,000 for the three and nine months ended September 30, 2009, respectively.

One security with a carrying value of $4.2 and $5.0 million at September 30, 2010 and December 31, 2009, respectively, was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored residential mortgage-backed securities	$(1,308)	$21,227	$(180)	$10,089
U.S. Government guaranteed residential mortgage-backed securities	(342)	29,113	-	-
Private-label residential mortgage-backed securities	-	-	(768)	8,309
Mutual funds	-	-	(44)	1,547
Common and preferred stock	-	-	(26)	13

Total	$(1,650)	$129,148	$(1,018)	$19,958

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Held to maturity:
Government-sponsored residential mortgage-backed securities	$(159)	$21,227	$(25)	$1,677
U.S. Government guaranteed residential mortgage-backed securities	(143)	9,760	-	-
Private-label residential mortgage-backed securities	-	-	(435)	3,123
Municipal bonds	(9)	356	-	-

Total held to maturity	(311)	356	(460)	4,800

Available for sale:
Government-sponsored residential mortgage-backed securities	(2,287)	170,741	(1)	128
Private-label residential mortgage-backed securities	-	-	(1,858)	8,510
Government-sponsored enterprise obligations	(302)	10,698	-	-
Mutual funds	(19)	2,597	(54)	1,479
Common and preferred stock	(11)	28	-	-

Total available for sale	(2,619)	184,064	(1,913)	10,117

Total	$(2,930)	$215,407	$(2,373)	$14,917

At September 30, 2010, forty government-sponsored and U.S. government guaranteed mortgage-backed securities had gross unrealized losses with aggregate depreciation of 1.3% from our amortized cost basis existing for less than twelve months.  At September 30, 2010, four government-sponsored securities had gross unrealized losses with aggregate depreciation of 1.8% from our amortized cost basis existing for more than twelve months.  Because these losses relate to securities guaranteed by the U.S. government or an agency thereof, the declines are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At September 30, 2010, one mutual fund had a gross unrealized loss with aggregate depreciation of 2.8% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

At September 30, 2010, four private label mortgage-backed securities have gross unrealized losses of 8.5% from our amortized cost basis which existed for greater than twelve months.  Management uses a third party on a quarterly basis that is experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (10 voluntary prepayment rate), severity of loss on defaulted loans (50% - 60%), current levels of subordination, current credit enhancement (4.21% - 8.01%), vintage (2006), geographic location and projected default rates.  As a result of this analysis, two private label mortgage-backed securities were deemed to have other-than- temporary impairment losses as of September 30, 2010.  We had no writedowns due to other-than-temporary impairment on mortgage-backed securities during the three months ended September 30, 2010.  During the nine months ended September 30, 2010, we had writedowns of $1.1 million due to other-than-temporary impairment on mortgage-backed securities, of which $971,000 was recognized in accumulated other comprehensive loss and $100,000 was recognized as a credit loss and charged to income.  During the nine months ended September 30, 2009, we had writedowns of $1.3 million due to other-than-temporary impairment on mortgage-backed securities, of which $1.2 million was recognized in accumulated other comprehensive loss and $186,000 was recognized as a credit loss and charged to income.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Nine Months Ended
September 30, 2010
(In thousands)

Balance as of December 31, 2009	$278

Additional credit losses for which other-than-temporary impairment charge was previously recorded	100

Balance as of September 30, 2010	$378

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

The fair value of each option grant is estimated on the grant date using the binomial option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010		2010		2009
Expected dividend yield	7.04%		7.04%		6.07%
Expected life	10	years	10	years	10	years
Expected volatility	35.83%		35.83%		35.70%
Risk-free interest rate	2.48%		2.48%		2.59%

The weighted average fair value of the options granted during the three and nine months ended 2010 was $1.27 per option.  The weighted average fair value of the options granted during the nine months ended 2009 was $2.63 per option.  No stock options were granted in the three months ended September 30, 2009.

All stock awards and stock options currently vest at 20% per year.  At September 30, 2010, 34,941 stock awards and 134,232 stock options were available for future grants.

Our stock award and stock option plans activity for the nine months ended September 30, 2010 and 2009 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	358,573	$10.00	2,223,012	$8.36
Granted	9,000	7.67	25,000	10.04
Stock awards vested	(5,506)	10.09	-	-
Stock options exercised	-	-	(336,527)	4.39
Outstanding at September 30, 2010	362,067	$9.94	1,911,485	$9.08

Outstanding at December 31, 2008	465,192	$10.04	2,276,223	$8.15
Granted	14,000	9.89	39,000	9.89
Stock awards vested	(15,206)	10.06	-	-
Stock options exercised	-	-	(59,721)	4.39
Forfeited	(400)	10.04	(2,500)	10.04
Outstanding at September 30, 2009	463,586	$10.03	2,253,002	$8.28

We recorded compensation cost related to the stock awards of $289,000 and $868,000 for the three and nine months ended September 30, 2010, respectively, and $288,000 and $1.0 million for the three and nine months ended September 30, 2009, respectively.

We recorded compensation costs relating to stock options of $200,000 and $598,000, with related tax benefits of $53,000 and $159,000 for the three and nine months ended September 30, 2010, respectively.  We recorded compensation costs relating to stock options of $197,000 and $703,000, with related tax benefits of $54,000 and $188,000 for the three and nine months ended September 30, 2009, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $53.0 million and $58.0 million at September 30, 2010 and December 31, 2009, respectively.  Customer repurchase agreements were $12.4 million at September 30, 2010, and $16.5 million at December 31, 2009.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at September 30, 2010 and December 31, 2009 were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At September 30, 2010, we had $152.3 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $127.5 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2009.  Customer repurchase agreements were $5.2 million at September 30, 2010 and $5.0 million at December 31, 2009.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2011.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$233	$216	$698	$647
Interest cost	193	183	580	548
Expected return on assets	(196)	(169)	(587)	(507)
Transition obligation	(3)	(3)	(9)	(9)
Actuarial loss	23	34	69	103
Net periodic pension cost	$250	$261	$751	$782

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We expect to contribute up to $600,000 to our pension plan in 2010.  No contributions have been made to the plan for the three and nine months ended September 30, 2010.

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

Securities and mortgage-backed securities – Fair value of securities are primarily measured using unadjusted information from an independent pricing service. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,313	$1,453	$-	$6,766
Common and preferred stock	44	-	-	44
U.S. government and federal agency debt securities	-	10,593	-	10,593
State and municipal bonds	-	40,892	-	40,892
Government sponsored residential mortgage-backed securities	-	457,555	-	457,555
U.S. government guaranteed residential mortgage-backed securities	-	149,425	-	149,425
Private label residential mortgage-backed securities	-	8,964	-	8,964
Total assets	$5,357	$668,882	$-	$674,239

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,037	$1,452	$-	$6,489
Common and preferred stock	59	-	-	59
Debt securities:
Government-sponsored agency debt	-	10,698	-	10,698
State and municipal	-	2,070	-	2,070
Government-sponsored residential mortgage-backed	-	290,248	-	290,248
U.S. government guaranteed residential mortgage-backed	-	1,047	-	1,047
Private-label residential mortgage-backed	-	8,510	-	8,510
Total assets	$5,096	$314,025	$-	$319,121

Also, we may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2010 and 2009.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2010 and 2009.

	At			Three Months Ended	Nine Months Ended
	September 30, 2010			September 30, 2010	September 30, 2010
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,681	$(188)	$(1,051)
Other real estate owned	-	-	276	-	(105)

Total Assets	$-	$-	$1,957	$(188)	$(1,156)

	At			Three Months Ended	Nine Months Ended
	September 30, 2009			September 30, 2009	September 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,271	$(482)	$(879)

Total Assets	$-	$-	$1,271	$(482)	$(879)

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the nine months ended September 30, 2010, we incurred charges of $105,000 to reduce other real estate owned to fair value.  There were no recognized losses on other real estate owned for the three months ended September 30, 2010 or the three and nine months ended September 30, 2009.

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2010.

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

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$25,309	$25,309	$28,719	$28,719

Securities:
Available for sale	674,239	674,239	319,121	319,121
Held to maturity	-	-	295,011	303,619

Federal Home Loan Bank of Boston and other restricted stock	12,194	12,194	10,339	10,339

Loans- net	478,397	480,108	469,149	474,554

Accrued interest receivable	4,665	4,665	5,198	5,198

Liabilities:
Deposits	693,282	690,884	647,975	649,473

Short-term borrowings	65,427	65,427	74,499	74,499

Long-term debt	238,820	247,566	213,845	214,669

Accrued interest payable	736	736	730	730

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

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is accounted for as a Single Asset (Topic 310), which is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  Management is currently assessment the effects of adopting the provisions of this update.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending.  Our strategy also calls for increasing deposit relationships and broadening our product lines and services.  We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service.  In connection with our overall growth strategy, we seek to:

●
grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●
depending on market conditions, refer substantially all of the fixed-rate residential real estate loans to a third-party mortgage company which underwrites, originates and services these loans in order to diversify our loan portfolio, increase fee income and reduce interest rate risk.

You should read the following financial results for the quarter and nine months ended September 30, 2010 in the context of this strategy.

●
Net income was $699,000, or $0.03 per diluted share, for the quarter ended September 30, 2010, compared to net income of $1.2 million, or $0.04 per diluted share for the same period in 2009.  For the nine months ended September 30, 2010, net income was $1.7 million, or $0.06 per diluted share, compared to $3.5 million or $0.12 per diluted share for the same period in 2009.

●
The provision for loans losses was $3.9 million for the three months ended September 30, 2010 compared to $620,000 for the same period in 2009.  For the nine months ended September 30, 2010, the provision for loan losses was $8.5 million compared to $2.4 million for the same period in 2009.  The larger provision for loan losses in the 2010 periods was due to an increase in loan charge-offs, primarily pertaining to a single commercial real estate loan, and the continued weakening of the local and national economy.

●
Net interest income was $7.3 million for the three months ended September 30, 2010, compared to $8.2 million for the same period in 2009.  For the nine months ended September 30, 2010, net interest income was $22.5 million compared to $24.1 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.58% for the three months ended September 30, 2010, compared to 2.99% for the same period in 2009.  For the nine months ended September 30, 2010, the net interest margin, on a tax-equivalent basis, was 2.72% compared to 3.07% for the same period in 2009.  As securities and loans paid down, the funds were reinvested in a lower rate environment, thus reducing yields.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Total assets increased $61.8 million to $1.3 billion at September 30, 2010.  In August 2010, we transferred all held-to-maturity investments to the available-for-sale category.  Management determined that it no longer had the positive intent to hold its securities classified as held-to-maturity for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million and a fair value of $299.7 million.  The net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.  Securities increased $61.9 million to $686.4 million at September 30, 2010 from $624.5 million at December 31, 2009.  The increase in securities was the result of reinvesting funds from deposits, short-term borrowings, long-term debt and pay downs of loans into securities.

The composition of our loan portfolio at September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)

Commercial real estate	$218,931	$229,061
Residential real estate	86,930	64,299
Home equity	36,307	34,755
Commercial and industrial	140,753	145,012
Consumer	3,037	3,307
Total loans	485,958	476,434
Unearned premiums and deferred loan fees and costs, net	607	360
Allowance for loan losses	(8,168)	(7,645)
	$478,397	$469,149

Net loans increased by $9.3 million to $478.4 million at September 30, 2010 from $469.1 million at December 31, 2009.  The increase in net loans was primarily the result of increases in residential real estate loans and home equity loans, which were partially offset by decreases in commercial real estate and commercial and industrial loans.  Residential real estate loans increased $22.6 million to $86.9 million while home equity loans increased $1.5 million to $36.3 million at September 30, 2010.  We have begun to buy back more residential loans from a third-party mortgage company as a means of diversifying our loan portfolio.

Commercial real estate loans decreased $10.2 million to $218.9 million at September 30, 2010 from $229.1 million at December 31, 2009.  In addition to normal loan payments and payoffs, the decrease in commercial real estate loans from December 31, 2009 included the full charge-off of $7.2 million related to one commercial real estate loan.  During the second quarter of 2010, the initial $3.6 million of the loan was charged-off and the final $3.6 million was charged-off in the third quarter of 2010.  The loan, a leasehold mortgage, was related to a retail building which lost its tenant, a national chain store, due to bankruptcy.  We have minimal exposure to commercial real estate loans which involve similar leasehold mortgages.  We are currently in the process of initiating a recovery action against the borrower.  Owner occupied commercial real estate loans totaled $103.7 million at September 30, 2010 and $99.3 million at December 31, 2009, while non-owner occupied commercial real estate loans totaled $115.2 million at September 30, 2010 and $129.7 million at December 31, 2009.

Nonperforming loans decreased $1.5 million to $4.0 million at September 30, 2010 compared to $5.5 million at December 31, 2009.  This represented 0.82% of total loans at September 30, 2010 and 1.15% of total loans at December 31, 2009.  At September 30, 2010, nonperforming loans were primarily made up of three commercial relationships totaling $3.0 million.

The following table presents information regarding nonperforming mortgages, consumer and other loans and foreclosed real estate as of the dates indicated.  All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At September 30, 2010, we had $4.0 million of nonaccrual loans and $276,000 in foreclosed real estate.  At December 31, 2009, we had $5.5 million of nonaccrual loans and $1.7 million in foreclosed real estate.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $167,000 and $94,000 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual real estate loans:
Residential	$834	$784
Home equity	145	225
Commercial real estate	1,314	782
Total nonaccrual real estate loans	2,293	1,791
Other loans:
Commercial and industrial	1,687	3,675
Consumer	-	4
Total nonaccrual consumer and other loans	1,687	3,679
Total nonperforming loans	3,980	5,470
Foreclosed real estate, net	276	1,662
Total nonperforming assets	$4,256	$7,132
Nonperforming loans to total loans	0.82%	1.15%
Nonperforming assets to total assets	0.34	0.60

Asset growth was funded primarily through a $45.3 million increase in deposits to $693.3 million at September 30, 2010, from $648.0 million at December 31, 2009.  The increase in deposits was due to an increase in regular savings accounts, checking accounts and time deposit accounts.  Regular savings accounts increased $17.1 million to $121.8 million at September 30, 2010, from $104.7 million at December 31, 2009.  The increase in savings accounts was primarily due to an account product that is part of a relationship-based product.  Checking accounts increased $16.6 million to $167.1 million at September 30, 2010, from $150.5 million at December 31, 2009.  The increase in checking accounts was primarily concentrated in an account that pays a higher rate than comparable products.  Time deposit accounts increased $16.3 million, from $342.6 million at December 31, 2009.  These increases were partially offset by a decrease in money market accounts of $4.8 million at September 30, 2010.

Short-term borrowings decreased $9.1 million to $65.4 million at September 30, 2010 from $74.5 million at December 31, 2009.  Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $53.0 million and $58.0 million at September 30, 2010 and December 31, 2009, respectively.  Customer repurchase agreements decreased $4.1 million to $12.4 million at September 30, 2010 from $16.5 million at December 31, 2009.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  At September 30, 2010 and December 31, 2009, all of our customer repurchase agreements were held by commercial customers.

Long-term debt increased $25.0 million to $238.8 million from $213.8 million at December 31, 2009.  Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  Long-term debt issued by the FHLB was $152.3 million at September 30, 2010 and $127.5 million at December 31, 2009.  Securities sold under repurchase agreements remained unchanged at $81.3 million while customer repurchase agreements were $5.2 million and $5.0 million at September 30, 2010 and December 31, 2009, respectively.

Shareholders’ equity at September 30, 2010 and December 31, 2009 was $239.2 million and $247.3 million, respectively, which represented 19.1% of total assets as of September 30, 2010 and 20.8% of total assets as of December 31, 2009.  The decrease in shareholders’ equity reflects the repurchase of 1,813,237 shares for $14.7 million related to the stock repurchase plan, and dividends amounting to $8.7 million.  This was partially offset by a $9.7 million increase in other comprehensive income, net income of $1.7 million and $3.9 million related to the recognition of share-based compensation and the exercise of stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

General

Net income was $699,000, or $0.03 per diluted share, for the quarter ended September 30, 2010, as compared to $1.2 million, or $0.04 per diluted share, for the same period in 2009.  Net interest and dividend income was $7.3 million for the three months ended September 30, 2010 and $8.2 million for the same period in 2009.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the three months ended September 30, 2010 and 2009, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2010			2009
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$490,283	$6,273	5.12%	$480,950	$6,530	5.43%
Securities(2)	658,857	5,479	3.33	618,599	6,913	4.47
Short-term investments(3)	11,481	2	0.07	12,459	2	0.06
Total interest-earning assets	1,160,621	11,754	4.05	1,112,008	13,445	4.84
Total non-interest-earning assets	77,988			73,550

Total assets	$1,238,609			$1,185,558

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$78,329	233	1.19	$80,674	392	1.94
Savings accounts	123,033	216	0.70	89,869	254	1.13
Money market accounts	47,485	51	0.43	52,194	113	0.87
Time certificates of deposit	346,304	1,881	2.17	341,443	2,462	2.88
Total interest bearing deposits	595,151	2,381		564,180	3,221
Short-term borrowings and long-term debt	310,853	1,820	2.34	271,615	1,835	2.70
Interest-bearing liabilities	906,004	4,201	1.85	835,795	5,056	2.42
Noninterest-bearing deposits	83,714			81,421
Other noninterest-bearing liabilities	8,580			11,270
Total noninterest-bearing liabilities	92,294			92,691

Total liabilities	998,298			928,486
Total equity	240,311			257,072
Total liabilities and equity	$1,238,609			$1,185,558
Less: Tax-equivalent adjustment(2)		(204)			(147)
Net interest and dividend income		$7,349			$8,242
Net interest rate spread(4)			2.20%			2.42%
Net interest margin(5)			2.58%			2.99%
Ratio of average interest-earning
assets to average interest-bearing liabilities			128.1			133.0
(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

●	Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
●	Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
●	The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2010 compared
	to Three Months Ended September 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$127	$(384)	$(257)
Securities (1)	450	(1,884)	(1,434)
Short-term investments	-	-	-
Total interest-earning assets	577	(2,268)	(1,691)

Interest-bearing liabilities
NOW accounts	(11)	(148)	(159)
Savings accounts	94	(132)	(38)
Money market accounts	(10)	(52)	(62)
Time deposits	35	(616)	(581)
Short-term borrowing and long-time debt	265	(280)	(15)
Total interest-bearing liabilities	373	(1,228)	(855)
Change in net interest and dividend income	$204	$(1,040)	$(836)

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $893,000 to $7.3 million for the three months ended September 30, 2010, from $8.2 million for the same period in 2009.  Interest and dividend income, on a tax-equivalent basis, decreased $1.7 million to $11.7 million for the three months ended September 30, 2010, from $13.4 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.58% for the three months ended September 30, 2010, as compared to 2.99% for the same period in 2009.  The margin decreased because the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities.

The average yield on interest-earning assets decreased 79 basis points to 4.05% for the three months ended September 30, 2010, from 4.84% for the same period in 2009.  The primary reason for the decrease in the average yield on interest-earning assets was a decrease of 114 basis points in the average yield on securities.  For the three months ended September 30, 2010, the average yield on securities was 3.33% compared to 4.47% for the three months ended September 30, 2009.  The average yield on securities decreased primarily due to larger than normal principal payments on our mortgage-backed securities, particularly during the first quarter of 2010, which consequently impacted the yield.  The cash flows from these pay downs were subsequently reinvested in securities having a lower yield that is reflective of the current market rate environment. In addition, the average balance of securities increased $40.3 million for the three months ended September 30, 2010.   The new securities were purchased in a lower rate environment.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $855,000 to $4.2 million for the three months ended September 30, 2010, from $5.1 million for the same period in 2009.  The average cost of interest-bearing liabilities decreased 57 basis points to 1.85% for the three months ended September 30, 2010, from 2.42% for the same period in 2009.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2010 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, primarily related to one commercial real estate loan, and the continued weakening of the local and national economy.  After evaluating these factors, we provided $3.9 million for loan losses for the three months ended September 30, 2010, compared to $620,000 for the same period in 2009.  The allowance was $8.2 million at September 30, 2010 and $7.8 million at June 30, 2010.  The allowance for loan losses was 1.68% of total loans at September 30, 2010 and 1.64% at June 30, 2010.

Net charge-offs were $3.6 million for the three months ended September 30, 2010.  This was comprised of charge-offs of $3.6 million for the three months ended September 30, 2010, partially offset by recoveries of $17,000 for the same period.  Management downgraded a loan to a doubtful status at June 30, 2010, establishing a 50% reserve against the loan.  During this time, management was evaluating various workout scenarios for the property.  During the third quarter of 2010, we reserved for and subsequently charged-off the remaining balance of $3.6 million related to a single commercial real estate loan.  For the nine months ended September 30, 2010, a total of $7.2 million was charged off for this loan.  The loan, a leasehold mortgage, was related to a retail building which lost its tenant, a national chain store, due to bankruptcy.  We have minimal exposure to commercial real estate loans which involve similar leasehold mortgages.  We are currently in the process of initiating a recovery action against the borrower.

Net charge-offs were $100,000 for the three months ended September 30, 2009.  This was comprised of charge-offs of $117,000 for the three months ended September 30, 2009, partially offset by recoveries of $17,000 for the same period.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $3.3 million to $3.4 million for the three months ended September 30, 2010, from $(119,000) for the same period in 2009.  Net gains on the sales of securities were $2.6 million for the three months ended September 30, 2010, compared to a net loss of $774,000 for the same period in 2009.  We incurred losses on the sale of securities of $2.2 million for the three months ended September 30, 2009, due to a loss on the sale of a single security.  The credit quality of the security had deteriorated and management opted to sell it in the third quarter of 2009.  The losses were partially offset by gains on the sale of other securities of $1.4 million for the three months ended September 30, 2009.

Service charge and fee income decreased $124,000 to $456,000 for the three months ended September 30, 2010, compared to the same period in 2009.  This was primarily the result of a decrease of $61,000 in fees received from the third-party mortgage program.  In the 2009 period, we experienced a higher level of mortgage referrals due to a decrease in interest rates.  In the 2010 period, residential loan demand has moderated but of greater significance, we have begun to buy back more loans from the third-party mortgage company.   As a result, we forgo receiving referral fee income on these loans but instead earn interest income for the life of the loans. In addition, net checking account processing fee income decreased $61,000 for the three months ended September 30, 2010, primarily due to a decrease in overdraft fee income.

Noninterest Expense

Noninterest expense increased $110,000 for the three months ended September 30, 2010 to $6.2 million from $6.1 million in the comparable 2009 period. FDIC insurance increased by $121,000 to $223,000 for the three months ended September 30, 2010 from $102,000 for the same period in 2009, primarily the result of an increase in our average deposit balance assessment base.  Salaries and benefits decreased $166,000 to $3.7 million for the three months ended September 30, 2010.  This was primarily the result of a decrease of $112,000 in the accrual for deferred compensation.

Income Taxes

For the three months ended September 30, 2010, we had a tax benefit of $17,000 as compared to a tax provision of $197,000 for the same period in 2009.  The effective tax rate was 2.5% for the three months ended September 30, 2010 and 13.7% for the same period in 2009.  The change in effective tax rate from September 30, 2009 is due primarily to the lower income before taxes while maintaining the same level of tax-advantaged income such as bank-owned life insurance (“BOLI”) and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

General

Net income was $1.7 million or $0.06 per diluted share, for the nine months ended September 30, 2010, as compared to $3.5 million, or $0.12 per diluted share, for the same period in 2009.  Net interest and dividend income was $22.5 million for the nine months ended September 30, 2010 and $24.1 million for the same period in 2009.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance at, and net interest income for, the nine months ended September 30, 2010 and 2009, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2010			2009
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$477,710	$18,642	5.20%	$476,945	$19,497	5.45%
Securities(2)	640,959	17,048	3.55	573,971	20,302	4.72
Short-term investments(3)	14,158	5	0.05	17,507	11	0.08
Total interest-earning assets	1,132,827	35,695	4.20	1,068,423	39,810	4.97
Total non-interest-earning assets	79,401			72,389

Total assets	$1,212,228			$1,140,812

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$74,572	691	1.24	$67,451	967	1.91
Savings accounts	117,462	672	0.76	80,913	682	1.12
Money market accounts	48,382	230	0.63	53,876	369	0.91
Time certificates of deposit	344,687	5,897	2.28	335,699	7,767	3.08
Total interest bearing deposits	585,103	7,490		537,939	9,785
Short-term borrowings and long-term debt	293,456	5,146	2.34	252,492	5,522	2.92
Interest-bearing liabilities	878,559	12,636	1.92	790,431	15,307	2.58
Noninterest-bearing deposits	82,207			79,650
Other noninterest-bearing liabilities	8,299			11,486
Total noninterest-bearing liabilities	90,506			91,136

Total liabilities	969,065			881,567
Total equity	243,163			259,245
Total liabilities and equity	$1,212,228			$1,140,812
Less: Tax-equivalent adjustment(2)		(594)			(434)
Net interest and dividend income		$22,465			$24,069
Net interest rate spread(4)			2.28%			2.39%
Net interest margin(5)			2.72%			3.07%
Ratio of average interest-earning
assets to average interest-bearing liabilities			128.9			135.2

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

●	Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
●	Interest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
●	The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended September, 2010 compared
	to Nine Months Ended September 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$31	$(886)	$(855)
Securities (1)	2,369	(5,623)	(3,254)
Short-term investments	(2)	(4)	(6)
Total interest-earning assets	2,398	(6,513)	(4,115)

Interest-bearing liabilities
NOW accounts	102	(378)	(276)
Savings accounts	308	(318)	(10)
Money market accounts	(38)	(101)	(139)
Time deposits	208	(2,078)	(1,870)
Short-term borrowing and long-time debt	896	(1,272)	(376)
Total interest-bearing liabilities	1,476	(4,147)	(2,671)
Change in net interest and dividend income	$922	$(2,366)	$(1,444)

(1)
 Securities, loan income and changes in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The   tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $1.6 million to $22.5 million for the nine months ended September 30, 2010, from $24.1 million for the same period in 2009.  Interest and dividend income, on a tax-equivalent basis, decreased $4.1 million to $35.7 million for the nine months ended September 30, 2010, from $39.8 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.72% for the nine months ended September 30, 2010, as compared to 3.07% for the same period in 2009.  The margin decreased because the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities.  The average yield on interest-earning assets decreased 77 basis points to 4.20% for the nine months ended September 30, 2010, from 4.97% for the same period in 2009.

The primary reason for the decrease in the average yield on interest-earning assets was a decrease of 117 basis points in the average yield on securities.  For the nine months ended September 30, 2010, the average yield on securities was 3.55% compared to 4.72% for the nine months ended September 30, 2009.  We experienced larger than normal amortization on our securities, particularly in the first quarter of 2010, which decreased the yield on securities.  The cash flows from these pay downs were subsequently reinvested in securities having a lower yield that is reflective of the current market rate environment. In addition, the average balance of securities increased $67.0 million for the nine months ended September 30, 2010.   The new securities were purchased in a lower rate environment.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $2.7 million to $12.6 million for the nine months ended September 30, 2010, from $15.3 million for the same period in 2009.  The average cost of interest-bearing liabilities decreased 66 basis points to 1.92% for the nine months ended September 30, 2010, from 2.58% for the same period in 2009.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2010 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in charge-offs, primarily related to one commercial real estate loan, and the continued weakening of the local and national economy.  After evaluating these factors, we provided $8.5 for loan losses for the nine months ended September 30, 2010, compared to $2.4 million for the same period in 2009.  The allowance was $8.2 million at September 30, 2010 and $7.6 million at December 31, 2009.  The allowance for loan losses was 1.68% of total loans at September 30, 2010 and 1.60% at December 31, 2009.

Net charge-offs were $8.0 million for the nine months ended September 30, 2010.  This was comprised of charge-offs of $8.1 million for the nine months ended September 30, 2010, partially offset by recoveries of $56,000 for the same period.  During the second quarter of 2010, we reserved for and subsequently charged-off the initial $3.6 million related to a single commercial real estate loan.  Management downgraded the loan to a doubtful status at June 30, 2010, establishing a 50% reserve against the loan.  During this time, management was evaluating various workout scenarios for the property.  During the third quarter of 2010, we reserved for and subsequently charged-off the remaining $3.6 million balance of the loan.  For the nine months ended September 30, 2010, a total of $7.2 million was charged off for this loan.  The loan, a leasehold mortgage, was related to a retail building which lost its tenant, a national chain store, due to bankruptcy.  We have minimal exposure to commercial real estate loans which involve similar leasehold mortgages.  We are currently in the process of initiating a recovery action against the borrower.

Net charge-offs were $3.3 million for the nine months ended September 30, 2009.  This was comprised of charge-offs of $3.3 million offset by recoveries of $41,000. The increase in charge-offs was the related to a single commercial manufacturing relationship of $5.5 million. The business was sold in 2009 and resulted in a charge-off of $3.1 million.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $4.3 million to $6.4 million for the nine months ended September 30, 2010, from $2.1 million for the same period in 2009.  Net gains on the sales of securities were $3.9 million for the nine months ended September 30, 2010, compared to a net loss of $565,000 for the same period in 2009.  We incurred losses on the sale of securities of $2.2 million for the nine months ended September 30, 2009, due to a loss on the sale of a single security.  The credit quality of the security had deteriorated and management opted to sell it in the third quarter of 2009.  The loss was partially offset by gains on the sale of other securities of $1.6 million, for the nine months ended September 30, 2009.

Service charge and fee income decreased $583,000 to $1.4 million for the nine months ended September 30, 2010, compared to the same period in 2009.  This was primarily the result of a decrease of $446,000 in fees received from the third-party mortgage program.  In the 2009 period, we experienced a higher level of mortgage referrals due to a decrease in interest rates.  In the 2010 period, residential loan demand has moderated but of greater significance, we have begun to buy back more loans from the third-party mortgage company.   As a result, we forgo receiving referral fee income on these loans but instead earn interest income for the life of the loans.  In addition, net checking account processing fee income decreased $127,000 to $741,000 for the nine months ended September 30, 2010, primarily due to a decrease in overdraft fee income.

Noninterest Expense

Noninterest expense decreased $1.0 million for the nine months ended September 30, 2010 to $18.5 million from $19.5 million in the comparable 2009 period. Salaries and benefits decreased $914,000 to $10.9 million for the nine months ended September 30, 2010.  This was primarily the result of a decrease of $437,000 in the accrual for deferred compensation.  In addition, share-based compensation expense decreased $315,000 for the nine months ended September 30, 2010 from the comparable 2009 period.  The 2009 period included $243,000 in expense related to the acceleration of vesting for employees that reached retirement eligibility age.  FDIC insurance decreased by $395,000 to $555,000 for the nine months ended September 30, 2010 from $950,000 for the same period in 2009.  The nine months ended September 30, 2009 included the accrual for a special assessment that was imposed upon all banks at June 30, 2009, which for Westfield Bank amounted to $453,000.

Income Taxes

For the nine months ended September 30, 2010, we had a tax provision of $137,000 as compared to $804,000 for the same period in 2009.  The effective tax rate was 7.6% for the nine months ended September 30, 2010 and 18.6% for the same period in 2009.  The decrease in effective tax rate from September 30, 2009 is due primarily to a lower income before taxes while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at September 30, 2010 was $60.5 million.

Liquidity management is both a daily and long-term function of business management.  The measure of a company’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  Loan repayments and maturing securities are a relatively predictable source of funds.  However, deposit flow, calls of securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Management believes that we have sufficient liquidity to meet its current operating needs.

At September 30, 2010, we exceeded each of the applicable regulatory capital requirements.  As of September 30, 2010, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized us as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of September 30, 2010 and December 31, 2009 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$240,001	35.74%	$53,724	8.00%	N/A	-
Bank	229,809	34.38	53,474	8.00	$66,842	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	231,833	34.52	26,862	4.00	N/A	-
Bank	222,901	33.35	26,737	4.00	40,150	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	231,833	18.71	49,560	4.00	N/A	-
Bank	222,901	18.08	49,309	4.00	61,637	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	222,901	18.08	18,491	1.50	N/A	-

December 31, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$257,209	38.07%	$54,052	8.00%	N/A	-
Bank	236,940	35.29	53,706	8.00	$67,132	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	249,564	36.94	27,026	4.00	N/A	-
Bank	230,109	34.28	26,853	4.00	40,279	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	249,564	20.92	47,713	4.00	N/A	-
Bank	230,109	19.56	47,059	4.00	58,824	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	230,109	19.56	17,647	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of lease obligations and credit commitments at September 30, 2010 follows:

		After 1 Year	After 3 Years
	Within	But Within	But Within	After
	1 Year	3 Years	5 Years	5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$556	$940	$884	$10,244	$12,624

Borrowings and Debt
Federal Home Loan ank	64,650	59,800	57,000	24,000	205,450
Securities sold under agreements to repurchase	17,618	5,000	37,800	38,500	98,918
Total borrowings and debt	82,268	64,800	94,800	62,500	304,368

Credit Commitments
Available lines of credit	61,337	-	-	19,803	81,140
Other loan commitments	13,505	-	50	-	13,555
Letters of credit	2,527	-	-	255	2,782
Total credit commitments	77,369	-	50	20,058	97,444

Total Obligations	$160,193	$65,740	$95,734	$92,802	$414,469

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2010.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program (1)

July 1 - 31, 2010	108,038	8.34	108,038	2,816,329
August 1 - 31, 2010	859,413	8.04	859,413	1,956,916
September 1 - 30, 2010	256,938	7.77	256,938	1,699,978

Total	1,224,389	8.01	1,224,389	1,699,978

(1)
On May 25, 2010, the Board of Directors voted to authorize the commencement of a repurchase program, authorizing the repurchase of  2,924,367 shares, or ten percent of its outstanding shares of common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2010.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         [REMOVED AND RESERVED.]

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2010.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1
Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank (incorporated by reference to Exhibit 2.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006.)

3.1	Articles of Organization of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.)

3.2	Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.)

3.3
Amendment to the Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.)

4.1
Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006.)

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