Form 10-K
period 2010-12-31
WESTFIELD FINANCIAL INC
filed 2011-03-14
CIK 1157647

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was $243,599,838.  This amount was based on the closing price as of June 30, 2010 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $8.33 on June 30, 2010.

As of March 4, 2011, the registrant had 28,164,901 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

WESTFIELD FINANCIAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

TABLE OF CONTENTS

FORWARD - LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

●	changes in the real estate market or local economy;

●	changes in interest rates;

●	changes in laws and regulations to which we are subject; and

●	competition in our primary market area.

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

Unless the context indicates otherwise, all references in this prospectus to “Westfield Financial,” “we,” “us,” “our company,” “corporation” and “our” refer to Westfield Financial, Inc. and its subsidiaries (including the Bank, Elm Street Securities Corporation, WFD Securities, Inc. and WB Real Estate Holdings, LLC).  References to the “Bank” are to Westfield Bank, our wholly owned bank subsidiary.

PART I

ITEM 1.	BUSINESS

General.  Westfield Financial is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”).  Westfield Financial was formed in 2001 in connection with its reorganization from a federally-chartered mutual holding company to a Massachusetts-chartered stock holding company with the second step conversion being completed in 2007.  The Bank was formed in 1853 and is a federally-chartered savings bank regulated by the Office of Thrift Supervision.  As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships.  We believe that this business focus is best for our long term success and viability, and complements our existing commitment to high quality customer service.

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

Market Area.  We operate 11 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. We also have twelve free-standing ATM locations in Feeding Hills, Holyoke, Springfield, West Springfield and Westfield, Massachusetts.  Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County in western Massachusetts.  In addition, we provide online banking services through our website located at www.westfieldbank.com.

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

Lending Activities

Loan Portfolio Composition.  Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans, and consumer loans.

At December 31, 2010, we had total loans of $508.6 million, of which 71.8% were adjustable rate loans and 28.2% were fixed rate loans.  Commercial real estate loans and commercial and industrial loans totaled $221.6 million and $135.3 million, respectively.  The remainder of our loans at December 31, 2010 consisted of residential real estate loans, home equity loans and consumer loans.  Residential real estate and home equity loans outstanding at December 31, 2010 totaled $148.8 million.  Consumer loans outstanding at December 31, 2010 were $2.9 million.

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

	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$221,578	43.57%	$229,061	48.08%	$223,857	46.61%	$189,964	45.22%	$174,556	44.74%
Residential	112,680	22.17	64,299	13.50	62,810	13.08	72,170	17.18	79,308	20.33
Home equity	36,116	7.09	34,755	7.29	35,562	7.40	35,940	8.56	30,232	7.75
Total real estate loans	370,374	72.83	328,115	68.87	322,229	67.09	298,074	70.96	284,096	72.82

Other loans
Commercial and industrial	135,250	26.59	145,012	30.44	153,861	32.03	116,514	27.74	100,237	25.69
Consumer, other	2,960	0.58	3,307	0.69	4,248	0.88	5,479	1.30	5,841	1.49
Total other loans	138,210	27.17	148,319	31.13	158,109	32.91	121,993	29.04	106,078	27.18

Total loans	508,584	100.00%	476,434	100.00%	480,338	100.00%	420,067	100.00%	390,174	100.00%

Unearned premiums and net deferred
loan fees and costs, net	742		360		593		561		447
Allowance for loan losses	(6,934)		(7,645)		(8,796)		(5,726)		(5,437)
Total loans, net	$502,392		$469,149		$472,135		$414,902		$385,184

Loan Maturity and Repricing.  The following table shows the repricing dates or contractual maturity dates as of December 31, 2010.  The table does not reflect prepayments or scheduled principal amortization.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2010
	Residential		Commercial	Commercial
	Real Estate	Home Equity	Real Estate	and Industrial	Consumer
	Loans	Loans	Loans	Loans	Loans	Totals
	(In thousands)
Amount due:
Within one year	$14,806	$18,050	$21,929	$76,355	$639	$131,779

After one year:

One to three years	3,062	437	51,961	30,025	916	86,401
Three to five years	722	1,604	114,873	19,872	980	138,051
Five to ten years	5,812	7,605	13,617	4,429	-	31,463
Ten to twenty years	33,752	8,420	15,354	-	-	57,526
Over twenty years	54,526	-	3,844	4,569	425	63,364
Total due after one year	97,874	18,066	199,649	58,895	2,321	376,805

Total amount due:	112,680	36,116	221,578	135,250	2,960	508,584

Net deferred loan origination costs	314	297	(150)	275	6	742
Allowance for loan losses	(664)	(213)	(3,182)	(2,849)	(26)	(6,934)

Loans, net	$112,330	$36,200	$218,246	$132,676	$2,940	$502,392

The following table presents, as of December 31, 2010, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2011, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$94,470	$3,404	$97,874
Home equity	18,066	-	18,066
Commercial real estate	48,500	151,149	199,649
Total real estate loans	161,036	154,553	315,589

Other loans:
Commercial and industrial	46,892	12,003	58,895
Consumer	2,321	-	2,321
Total other loans	49,213	12,003	61,216

Total loans	$210,249	$166,556	$376,805

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Loans:
Balance outstanding at beginning of year	$476,434	$480,338	$420,067

Originations:
Real estate loans:
Residential	1,830	1,378	2,807
Home equity	13,167	16,601	12,120
Commercial	19,174	39,805	40,367
Total mortgage originations	34,171	57,784	55,294

Commercial and industrial loans	41,029	47,492	84,300
Consumer loans	1,550	1,299	1,624
Total originations	76,750	106,575	141,218
Purchase of one-to-four family mortgage loans	61,880	16,381	1,648
	138,630	122,956	142,866

Less:
Principal repayments, unadvanced funds and other, net	96,846	121,809	82,212
Loan charge-offs, net	9,634	5,051	383
Total deductions	106,480	126,860	82,595
Ending balance	$508,584	$476,434	$480,338

Commercial and Industrial Loans.  We offer commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt.  We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans.  At December 31, 2010, our commercial and industrial loan portfolio consisted of 986 loans, totaling $135.3 million or 26.6 % of our total loans.  Since 2006, commercial and industrial loans have grown $35.1 million, or 35.0%, from $100.2 million at December 31, 2006 to $135.3 million at December 31, 2010.  Our commercial loan team includes nine commercial loan officers, one business development manager, five credit analysts and one portfolio manager.  We may hire additional commercial loan officers on an as needed basis.

As part of our strategy of increasing our emphasis on commercial lending, we seek to attract our business customers’ entire banking relationship.  Most commercial borrowers also maintain commercial deposits.  We provide complementary commercial products and services, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services.  We offer a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations.  Commercial loan officers are based in our main and branch offices, and we view our potential branch expansion as a means of facilitating these commercial relationships.  We intend to continue to expand the volume of our commercial business products and services within our current underwriting standards.

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, which comprises approximately 5.32% of the total loan portfolio as of December 31, 2010. At December 31, 2010, our largest commercial and industrial loan relationship was $24.8 million to a private New England college. The loan relationship is secured by business assets and financial instruments.  The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years.  Among the $135.3 million we have in our commercial and industrial loan portfolio as of December 31, 2010, $81.7 million have adjustable interest rates and $53.6 million have fixed interest rates.  Whenever possible, we seek to originate adjustable rate commercial and industrial loans.  Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans.  We generally require the personal guarantee of the business owner.  Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties.  In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition.  At December 31, 2010, our commercial real estate loan portfolio consisted of 393 loans, totaling $221.6 million, or 43.6%, of total loans.  Since 2006, commercial real estate loans have grown by $47.0 million, or 26.9%, from $174.6 million at December 31, 2006 to $221.6 million at December 31, 2010.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut.  Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.  We generally lend up to a loan-to-value ratio of 75% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio but will generally require a minimum debt coverage ratio of 1.15.  Our largest non-owner occupied commercial real estate loan relationship had an outstanding balance of $11.7 million at December 31, 2010, which is secured by one commercial investment property located in Rhode Island.  The loans of this borrower have performed to contractual terms.

We also offer construction loans to finance the construction of commercial properties located in our primary market area.  At December 31, 2010, we had $309,000 in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $4.0 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending.  Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties.  Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  In order to mitigate this risk, we monitor our loan concentration risk on a quarterly basis and our loan policies generally limit the amount of loans to a single borrower or group of borrowers.

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

Residential Real Estate Loans and Originations.  We process substantially all of our originations of residential real estate loans through a third-party mortgage company.  Residential real estate borrowers submit applications to us, but the loan is approved by and closed on the books of the mortgage company.  The third-party mortgage company owns the servicing rights and services the loans.  We retain no residual ownership interest in these loans.  We receive a fee for each of these loans originated by the third-party mortgage company.

Even though substantially all residential real estate loan originations are referred to a third-party mortgage company, we still hold residential real estate loans in our loan portfolio.  The loans consist primarily of loans originated by us prior to the commencement of the third-party residential mortgage referral program in September 2001, or are loans we purchased.  We occasionally purchase adjustable rate mortgages, which are serviced by the originating institutions, from other banks located in Massachusetts.  At December 31, 2010, loans on one-to-four family residential properties, including home equity lines, accounted for $148.8 million, or 29.3%, of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default.  To date, we have not experienced difficulty with payments for these loans.  At December 31, 2010, our residential real estate and home equity loan portfolio included $35.9 million in adjustable rate loans, or 7.1%, of our total loan portfolio, and $112.9 million in fixed rate loans, or 22.2%, of our total loan portfolio.

Our home equity loans totaled $36.1 million, or 7.1%, of total loans at December 31, 2010.  Home equity loans include $18.1 million in fixed rate loans, or 3.6%, of total loans, and $18.0 million in adjustable rate loans, or 3.5%, of total loans.  These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve.  Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans.  At December 31, 2010, the consumer loan portfolio totaled $2.9 million, or 0.6%, of total loans.  Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans.  In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  There was no repossessed collateral relating to consumer loans at December 31, 2010.  Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority.  Individuals authorized to make loans on our behalf are designated by our Senior Lending Officer and approved by the Board of Directors.  Each loan officer has loan approval authority up to prescribed limits that depend upon the officer’s level of experience.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information.  If necessary, we obtain additional financial or credit related information.  We also require an appraisal for all commercial real estate loans greater than $250,000, which is performed by licensed or certified third-party appraisal firms and reviewed by our lending department.

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

Our lending policies permit our underwriting department to review and approve commercial and industrial loans and commercial real estate loans up to $1.0 million.  Any commercial and industrial or commercial real estate loan application that exceeds $1.0 million or that would result in the borrower’s total credit exposure with us to exceed $1.0 million, or whose approval requires an exception to our standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors.  An example of an exception to our standard loan approval procedures would be if a borrower was located outside our primary lending area.  For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property.  Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated.  All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status.  At December 31, 2010, 2009 and 2008, we had $3.2 million, $5.5 million, and $8.8 million, respectively, of nonaccrual loans.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $159,000   $94,000, and $200,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Included in nonperforming loans at December 31, 2010 is one loan in the amount of $125,000 which was modified in a troubled debt restructuring (“TDR”).  We had no TDR’s at December 31, 2009 or 2008.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$629	$784	$905	$820	$803
Home equity	144	225	239	175	103
Commercial real estate	1,892	782	1,460	177	69
Total nonaccrual real estate loans	2,665	1,791	2,604	1,172	975
Other loans:
Commercial and industrial	539	3,675	6,195	19	44
Consumer	-	4	6	11	9
Total nonaccrual other loans	539	3,679	6,201	30	53
Total nonperforming loans	3,204	5,470	8,805	1,202	1,028
Foreclosed real estate, net	223	1,662	-	-	-
Total nonperforming assets	$3,427	$7,132	$8,805	$1,202	$1,028
Nonperforming loans to total loans	0.63%	1.15%	1.83%	0.29%	0.26%
Nonperforming assets to total assets	0.28	0.60	0.79	0.12	0.10

Allowance for Loan Losses.  The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$7,645	$8,796	$5,726	$5,437	$5,422

Charge-offs:
Residential	(36)	-	(131)	-	-
Commercial real estate	(7,536)	(50)	-	-	-
Home equity loans	-	(117)	-	-	-
Commercial and industrial	(2,129)	(4,910)	(284)	(255)	(505)
Consumer	(16)	(22)	(34)	(62)	(79)
Total charge-offs	(9,717)	(5,099)	(449)	(317)	(584)

Recoveries:
Residential	7	-	-	-	4
Commercial real estate	8	-	-	-	-
Home equity loans	4	6	4	3	3
Commercial and industrial	21	2	4	54	7
Consumer	43	40	58	149	195
Total recoveries	83	48	66	206	209

Net charge-offs	(9,634)	(5,051)	(383)	(111)	(375)

Provision for loan losses	8,923	3,900	3,453	400	390

Balance at end of year	$6,934	$7,645	$8,796	$5,726	$5,437

Total loans receivable (1)	$508,584	$476,434	$480,338	$420,067	$390,174

Average loans outstanding	$482,215	$476,214	$444,492	$398,281	$386,039

Allowance for loan losses as a
percent of total loans receivable	1.36%	1.60%	1.83%	1.36%	1.39%

Net loans charged-off as a percent
of average loans outstanding	2.00	1.06	0.09	0.03	0.10
_________________________
(1) Does not include unearned premiums, deferred costs and fees, or allowance for loan losses.

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Our methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for impaired loans and a general allowance for non-impaired loans. The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans.  The specific allowance reduces the carrying amount of the impaired loans to their estimated fair value if collateral dependent.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined.  As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade.  The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance.  These factors include current economic and business conditions that affect our key lending areas, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio.  For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

In addition, management employs an independent third-party to perform an annual review of all of our commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal to or greater than $750,000.  The third-party also reviews all commercial investment real estate loans in excess of $750,000, as well as all adversely rated loans.

Our methodologies include several factors that are intended to reduce the difference between estimated and actual losses; however, because these are management’s best estimates based on information known at the time, estimates may differ from actual losses incurred.  The loss factors that are used to establish the allowance for pass graded loans are designated to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management’s judgments of qualitative factors as of the evaluation date.  Similarly, by basing the pass graded loan loss factors on loss experience over the prior six years, the methodology is designed to take loss experience into account.

Our allowance methodology has been applied on a consistent basis.  Based on this methodology, we believe that we have established and maintained the allowance for loan losses at appropriate levels.  Future adjustments to the allowance for loan losses, however, may be necessary if economic, real estate and other conditions differ substantially from the current operating environment resulting in estimated and actual losses differing substantially.  Adjustments to the allowance for loan losses are charged to income through the provision for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2010			December 31, 2009			December 31, 2008
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$-	$877	$877	$-	$487	$487	$-	$462	$462
Commercial	-	3,182	3,182	-	2,371	2,371	-	2,216	2,216

Commercial and industrial	19	2,830	2,849	875	3,873	4,748	2,286	3,776	6,062

Consumer	-	26	26	-	39	39	-	56	56
Total	$19	$6,915	$6,934	$875	$6,770	$7,645	$2,286	$6,510	$8,796

	December 31, 2007			December 31, 2006
	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$-	$456	$456	$-	$422	$422
Commercial	-	1,756	1,756	13	2,004	2,017

Commercial and industrial	-	3,436	3,436	7	2,912	2,919

Consumer	-	78	78	-	79	79
Total	$-	$5,726	$5,726	$20	$5,417	$5,437

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

For the year ended December 31, 2010, we provided $8.9 million to the allowance for loan losses based on our evaluation of the items discussed above.  We believe that the allowance for loan losses accurately reflects the level of incurred losses in the current loan portfolio as of December 31, 2010.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2010			December 31, 2009			December 31, 2008
Loan Category	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Commercial	$3,182	$221,578	43.57%	$2,371	$229,061	48.08%	$2,216	$223,857	46.61%
Residential and home equity	877	148,796	29.26	487	99,054	20.79	462	98,372	20.48
Commercial loans	2,849	135,250	26.59	4,748	145,012	30.44	6,062	153,861	32.03
Consumer loans	26	2,960	0.58	39	3,307	0.69	56	4,248	0.88
Total allowances for loan losses	$6,934	$508,584	100.00%	$7,645	$476,434	100.00%	$8,796	$480,338	100.00%

	December 31, 2007			December 31, 2006
	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Commercial	$1,756	$189,964	45.22%	$2,017	$174,556	44.74%
Residential and home equity	456	108,110	25.74	422	109,540	28.08
Commercial loans	3,436	116,514	27.74	2,919	100,237	25.69
Consumer loans	78	5,479	1.30	79	5,841	1.49
Total allowances for loan losses	$5,726	$420,067	100.00%	$5,437	$390,174	100.00%

Potential Problem Loans.  We have a commercial and industrial term loan of $1.2 million with a borrower primarily engaged in the production and distribution of machine parts.   This potential problem loan was not delinquent as of December 31, 2010.  In February of 2011, however, the Bank was notified that a major contract to produce machined parts was in jeopardy and is not expected to be obtained by our customer.  We intend to modify the term loan and work with the borrower to sell equipment and pay off the term loan.  A collateral analysis has been performed and no impairment is evident at this time.  The loan has been classified as a TDR for the first quarter of 2011.

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

Securities Portfolio. In August 2010, we transferred all of our held-to-maturity securities to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million and a fair value of $299.7 million, and the net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.  Available for sale securities are reported at fair value.  At December 31, 2010, the entire securities portfolio was classified as available-for-sale and totaled $644.1 million.

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

Our mortgage-backed securities, the majority of which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years.  At December 31, 2010, we owned $7.6 million in private-label residential mortgage-backed securities.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$18,447	$17,864	$45,884	$47,358	$60,924	$64,105
Municipal bonds	42,119	43,077	36,316	37,774	36,354	36,655
Total debt securities	60,566	60,941	82,200	85,132	97,278	100,760

Mortgage-backed securities:
Government sponsored residential mortgage-backed	381,436	380,984	494,324	500,659	315,903	318,158
U.S. government guaranteed residential mortgage-backed	192,609	187,676	17,364	17,333	48,293	47,977
Private label residential mortgage-backed	8,251	7,578	15,317	13,068	48,916	36,328
Total mortgage-backed securities	582,296	576,238	527,005	531,060	413,112	402,463

Marketable equity securities
Mutual funds	6,949	6,913	6,561	6,489	6,231	6,088
Common and preferred stock	70	47	70	59	70	39
Total marketable equity securities	7,019	6,960	6,631	6,548	6,301	6,127

Total securities	$649,881	$644,139	$615,836	$622,740	$516,691	$509,350

Mortgage-Backed Securities.  The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2010			2009			2008
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Available for sale:
Government sponsored residential	$381,436	65.50%	$380,984	$289,840	55.00%	$290,248	$161,926	39.20%	$162,276
U.S. government guaranteed residential	192,609	33.08	187,676	1,030	0.19	1,047	40,401	9.78	40,424
Private label residential	8,251	1.42	7,578	10,368	1.97	8,510	42,453	10.28	31,047
Total available for sale	582,296	100.00	576,238	301,238	57.16	299,805	244,780	59.26	233,747

Held to maturity:
Government sponsored residential	-	-	-	204,484	38.80	210,411	153,977	37.27	155,882
U.S. government guaranteed residential	-	-	-	16,334	3.10	16,286	7,892	1.91	7,553
Private label residential	-	-	-	4,949	0.94	4,558	6,463	1.56	5,281
Total held to maturity	-	-	-	225,767	42.84	231,255	168,332	40.74	168,716

Total mortgage-backed securities	$582,296	100.00%	$576,238	$527,005	100.00%	$531,060	$413,112	100.00%	$402,463

Securities Portfolio Maturities.  The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	-%	$8,497	2.02%	$-	-%	$9,950	3.24%	$18,447	$17,864	2.68%
Municipal bonds	896	3.43	9,814	3.69	21,361	3.94	10,048	4.39	42,119	43,077	3.98
Total debt securities	896	3.43	18,311	2.92	21,361	3.94	19,998	3.82	60,566	60,941	3.59

Mortgage-backed securities:
Government sponsored residential mortgage- backed	3	5.00	981	4.11	17,476	3.28	362,976	3.10	381,436	380,984	3.11
U.S. government guaranteed residential mortgage-backed	-	-	74	1.95	-	-	192,535	2.92	192,609	187,676	2.92
Private label residential mortgage-backed	-	-	-	-	-	-	8,251	5.73	8,251	7,578	5.73
Total mortgage- backed securities	3	5.00	1,055	3.96	17,476	3.28	563,762	3.07	582,296	576,238	3.08

Total	$899	3.44%	$19,366	2.97%	$38,837	3.64%	$583,760	3.10%	$642,862	$637,179	3.13%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds.  Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 49.5% of total deposits on December 31, 2010 and 47.1% on December 31, 2009.  At December 31, 2010 and December 31, 2009, time deposits with remaining terms to maturity of less than one year amounted to $236.9 million and $242.3 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2010, 2009 and 2008.

Deposit Distribution and Weighted Average Rates.  The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December, 31
	2010			2009			2008
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$85,217	12.17%	-%	$80,110	12.36%	-%	$50,860	8.65%	-%
Now accounts	83,621	11.94	1.08	70,462	10.87	1.42	83,788	14.25	1.17
Regular accounts	101,333	14.47	0.62	104,650	16.15	0.88	68,085	11.58	1.05
Money market accounts	76,184	10.88	0.57	50,120	7.74	0.74	57,655	9.80	0.94
Total non-certificate accounts	346,355	49.46	0.57	305,342	47.12	0.75	260,388	44.28	0.86

Time certificates of deposit:
Due within the year	236,926	33.83	1.79	242,318	37.40	2.41	245,939	41.83	3.30
Over 1 year through 3 years	72,582	10.36	2.22	85,867	13.25	2.65	78,627	13.37	3.82
Over 3 years	44,472	6.35	2.62	14,448	2.23	2.02	3,075	0.52	3.43
Total certificate accounts	353,980	50.54	1.98	342,633	52.88	2.45	327,641	55.72	3.43

Total	$700,335	100.00%	1.28%	$647,975	100.00%	1.65%	$588,029	100.00%	2.29%

Certificate of Deposit Maturities. At December 31, 2010, we had $115.5 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$24,971	2.21%
Over 3 months through 6 months	18,187	1.80
Over 6 months through 12 months	31,929	1.55
Over 12 months	40,458	2.40
Total	$115,545	2.03%

Certificate of Deposit Balances by Rates.  The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2010
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and under	$187,799	$16,659	$16,011	$8,853	$229,322	64.78%
2.01% to 3.00%	23,161	12,373	24,771	35,481	95,786	27.06
3.01% to 4.00%	18,895	2,001	45	138	21,079	5.96
4.01% to 5.00%	7,071	323	399	-	7,793	2.20
Total	$236,926	$31,356	$41,226	$44,472	$353,980	100.00%

Short-term borrowings and long-term debt.  We also utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $50.6 million at December 31, 2010 and $58.0 million at December 31, 2009.  Our repurchase agreements are with commercial customers.  These agreements are linked to customers’ checking accounts.  Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds.  By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements.  At December 31, 2010 and 2009, such repurchase agreement borrowings totaled $12.3 million and $16.5 million, respectively.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2010, we had $151.6 million in long-term debt with the FHLBB, $81.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.2 million in long-term customer repurchase agreements.  This compares to $127.5 million in FHLBB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.0 million in long-term customer repurchase agreements at December 31, 2009.  At December 31, 2010, securities sold under repurchase agreements of $81.3 million were executed with a weighted average interest rate of 2.8% and final maturities of $14.8 million in the year 2013, $28.0 million in the year 2014, and $38.5 million in the year 2018.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the years 2011 to 2012.

Personnel

As of December 31, 2010, we had 153 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

REGULATION

General.  As a federally-chartered savings bank, the Bank is currently subject to regulation, examination, and supervision by the OTS as its chartering authority, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer.  The Bank must file reports with the OTS and the FDIC describing our activities and financial condition.  The Bank is also subject to certain reserve and other requirements promulgated by the Federal Reserve Board.  This supervision and regulation is intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.

As the holding company of a savings bank, Westfield Financial is also regulated by the OTS.  As such, Westfield Financial is registered with and subject to OTS examination and supervision, as well as certain OTS reporting requirements.  In addition, the OTS has enforcement authority over Westfield Financial and Westfield Financial’s non-savings-association subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.  Unlike bank holding companies, federal savings and loan holding companies are currently not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.  Westfield Financial also is required to file reports with the OTS and the SEC, and otherwise comply with the rules and regulations of the OTS and the SEC under federal securities laws.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), enacted on July 21, 2010, the OTS will be abolished as of July 21, 2011 (the “Transfer Date”) and its powers and duties transferred to the Office of the Comptroller of the Currency (“OCC”) as to savings banks and other thrifts, and to the Federal Reserve Board as to the holding companies of thrifts.  Therefore, Westfield Financial will be regulated by the Federal Reserve Board, and the Bank will be regulated by the OCC.  We cannot predict, at this point, what effect on our operations will result from this change in supervision.

The following discussion is intended to be a summary of selected material statutes and regulations currently applicable to federal savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.  Federal and state regulators also have significant discretion in connection with their supervisory and enforcement activities and examination policies.  Any change in such policy, whether by the OTS, the FDIC, the Federal Reserve Board, the OCC, the SEC, the United States Congress, or any other governmental or regulatory authority, could have a material adverse impact on the Bank and Westfield Financial’s operations and shareholders.  We also cannot predict what if any changes to our obligations under these statutes and regulations may be made by our new regulators.

Regulation of Federal Savings Banks

OCC Regulation.  As of July 21, 2011, the Bank will be regulated by the OCC rather than the OTS, as the OTS will be abolished as of that date pursuant to the Dodd-Frank Act.  On that date, the powers of the OTS as to thrift holding companies will be transferred to the Federal Reserve Board, and to the OCC as to thrifts.  Until July 21, 2011, the Bank will continue to be regulated by the OTS.

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

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, we were in compliance with these limitations on loans to one borrower.

Qualified Thrift Lender Test.  The Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”), to remain a “Qualified Thrift Lender” (“QTL”). QTIs must represent 65% or more of portfolio assets on a monthly average basis during 9 out of every 12 months on a continuous basis. Failure by the Bank to maintain its status as a QTL would result in the following restrictions on operations: (i) we would not be able to engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment was permissible for both national banks and thrift institutions; (ii) the branching powers of the Bank would be restricted to those of a national bank; and (iii) payment of dividends would be subject to the rules regarding payment of dividends by a national bank. Additional restrictions would apply three years after we ceased to be a QTL, including requirements to dispose of certain assets not permissible for national banks and to cease engaging in activities not permissible for national banks. A thrift institution that fails to maintain its QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all restrictions described above as if all time periods prior to such restrictions becoming effective had expired.  At December 31, 2010, our QTL ratio was 80.0%, which exceeded the requirement.

Capital Requirements.  The OTS regulations require the Bank to meet the following minimum capital standards:

(1)	a tangible capital ratio requirement of 2.0% of total assets as adjusted under OTS regulations;

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

At December 31, 2010, we exceeded each of the applicable regulatory capital requirements.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods (“LMI”).  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as such practices are consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs.  In particular, the assessment system focuses on three tests:

●	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

●
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

●	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

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

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action.  As of December 31, 2010, the most recent notification from the OTS categorized us as “well capitalized” under the prompt corrective action framework.

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

Insurance of Deposit Accounts.  The deposits of the Bank are insured by the FDIC up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the Deposit Insurance Fund (“DIF”).  The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF.  The assessment rate may, therefore, change when that level of risk changes.

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act.  The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones.  The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

The rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for assessments due September 30, 2011.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC’s FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance.  The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2011, due December 30, 2010, was 0.0102% of insured deposits.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB.  While the required percentages of stock ownership are subject to change by the FHLBB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2010 of $12.0 million.  Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which in turn could affect our net income and shareholders’ equity. On February 22, 2011, the FHLBB notified its members that it would be paying a fourth quarter dividend and that it anticipates paying modest cash dividends through 2011.  FHLBB had previously suspended payment of dividends on January 28, 2009.  However, there can be no guarantee of future dividends.

Federal Reserve System.  The Bank is subject to certain provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations, such as those under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities.  Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve

Board’s regulations currently require reserves equal to 3% on transaction account balances over $10.3 million and up to $44.4 million, plus 10% on the excess over $44.4 million. These requirements are subject to adjustment annually by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements.  On October 9, 2008, the Federal Reserve Banks began paying interest on reserve balances. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.  Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve Board discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from the Federal Reserve Board.

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

Holding Company Regulation

Federal Reserve Board Regulation.  As of July 21, 2011, Westfield Financial will be regulated by the Federal Reserve Board rather than the OTS, as the OTS will be abolished on that date pursuant to the Dodd-Frank Act.  On that date, the powers of the OTS as to thrift holding companies will be transferred to the Federal Reserve Board, and to the OCC as to thrifts.  Until July 21, 2011, Westfield Financial will continue to be regulated by the OTS.

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

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area.  In recent years, we have developed and implemented a lending strategy that focuses on residential real estate lending as well as servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships.  Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

●	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

●	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

●	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

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

If dividends are not paid on our investment in the FHLBB, or if our investment is classified as other-than-temporarily impaired, our earnings and/or shareholders’ equity could decrease. We own common stock of the FHLBB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. After suspending all dividend payment in 2009, on February 22, 2011, the FHLBB reinstated the payment of dividends on its common stock.  There can be no assurance that such dividends will be declared in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by us.

It is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and shareholders’ equity to decrease by the after-tax amount of the impairment charge.

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

As discussed above under the caption “Regulation,” pursuant to the Dodd-Frank Act, the OTS will be abolished as of July 21, 2011 and its powers and duties will be transferred to the OCC as to the Bank and to the Federal Reserve Board as to Westfield Financial.  Therefore, Westfield Financial and the Bank will no longer be regulated by the OTS, but by the Federal Reserve Board and the OCC, respectively.  We cannot predict, at this time, what effect on our operations will results from this change in supervision.  We will have to devote increased resources to ensuring compliance with this new supervisory regime, including compliance with any new requirements the Federal Reserve Board and the OCC may impose.  The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board, which will begin operations on July 21, 2011.  The CFPB will have broad authority to write regulations regarding consumer financial products and services, and certain examination and enforcement powers.

We will have to devote resources to evaluating any regulations proposed by the CFPB and to complying with any such regulations after they are finalized.

In addition, financial institutions could continue to be the subject of further significant legislation or regulation in the future, none of which is within our control. These changes as well as any future change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost and burden of compliance, over time, could significantly increase and adversely affect our ability to operate profitably.

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

Compliance with the recently enacted Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business. On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires depository institution holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.

As discussed above, the Dodd-Frank Act abolishes the OTS as of July 21, 2011, and transfers its powers and duties to the OCC and Federal Reserve Board.  As of that date, the CFPB will also come into existence.   We will have to apply resources to prepare for our new supervisory regime under these regulators.  We cannot predict what new requirements these regulators may impose that will affect us.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation.  While some rules have been finalized and/or issued in proposed form, many have yet to be proposed.  It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

The Dodd-Frank Act and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business.

Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition.  FDIC insurance premiums increased substantially in 2009 and we expect to continue to pay high FDIC premiums in the future. FDIC insured bank failures have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

In December 2009, the FDIC enacted a proposal that required most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012.  In December 2009, we advanced approximately $2.5 million of such prepaid assessments.  The actual FDIC insurance expense could be higher if the balance in the deposit insurance fund reaches levels that cause the FDIC to implement additional special assessments or take other actions that result in an increase to the amounts paid by banks under the FDIC insurance program.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

We currently conduct our business through our eleven banking offices and twelve off-site ATMs.  As of December 31, 2010, the properties and leasehold improvements owned by us had an aggregate net book value of $11.6 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St.	Owned	1964	N/A
Westfield, MA

Branch Offices:
206 Park St.	Owned	1957	N/A
West Springfield, MA

655 Main St.	Owned	1968	N/A
Agawam, MA

26 Arnold St.	Owned	1976	N/A
Westfield, MA

300 Southampton Rd.	Owned	1987	N/A
Westfield, MA

462 College Highway	Owned	1990	N/A
Southwick, MA

382 North Main St.	Leased	1997	2012
E. Longmeadow, MA

1500 Main St.	Leased	2006	2016
Springfield, MA

1642 Northampton St.	Owned	2001	N/A
Holyoke, MA

560 East Main St.	Leased	2007	2046
Westfield, MA

241 South Westfield St.	Leased	2009	2038
Feeding Hill, MA

ATMs:
337 N. Westfield St.	Leased	1988	2013
Feeding Hills, MA

516 Carew St.	Tenant at will	2002	N/A
Springfield, MA

1000 State St.	Tenant at will	2003	N/A
Springfield, MA

788 Memorial Ave.	Leased	2006	2016
West Springfield, MA

2620 Westfield St.	Leased	2006	2020
West Springfield, MA

98 Southwick Rd.	Leased	2006	2021
Westfield, MA

115 West Silver St.	Tenant at will	2005	N/A
Westfield, MA

1342 Liberty St.	Owned	2001	N/A
Springfield, MA

98 Lower Westfield Rd.	Leased	2010	2020
Holyoke, MA

Westfield State University
577 Western Ave.
Westfield, MA
Woodward Center	Leased	2010	2015
Wilson Hall	Leased	2010	2015
Ely Hall	Leased	2010	2015

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business.  In the opinion of management, no legal proceedings will have a material effect on our consolidated financial position or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NASDAQ Stock Market under the symbol “WFD.”  Prior to August 21, 2007, we were listed on the American Stock Exchange.  At December 31, 2010, there were 28,166,419 shares of common stock issued and outstanding, and there were approximately 4,785 shareholders of record.

The table below shows the high and low sales price during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2010	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2010	9.37	7.70	0.21	*
Third Quarter ended September 30, 2010	8.84	7.33	0.06
Second Quarter ended June 30, 2010	10.12	7.95	0.20	*
First Quarter ended March 31, 2010	9.25	7.98	0.05

	Price Per Share		Cash Dividends Declared
2009	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2009	8.50	7.85	0.20	*
Third Quarter ended September 30, 2009	9.82	8.43	0.05
Second Quarter ended June 30, 2009	9.86	8.62	0.20	*
First Quarter ended March 31, 2009	10.34	8.27	0.05

*Includes a special cash dividend of $0.15 in addition to the regular quarterly cash dividend.

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

There were no sales by us of unregistered securities during the year ended December 31, 2010.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

October 1 - 31, 2010	61,882	(2)	7.94	33,947	1,666,031

November 1 - 30, 2010	111,844		8.01	111,844	1,554,187

December 1 - 31, 2010	1,671		8.25	1,671	1,552,516

Total	175,397		7.99	147,462	1,552,516

(1)
On May 25, 2010, the Board of Directors voted to authorize the commencement of a repurchase program, authorizing the repurchase of 2,924,367 shares, or ten percent of its outstanding shares of common stock.

(2)
In October 2010, we repurchased 27,935 shares from certain executives as repayment of their tax obligations for shares of restricted stock that vested on October 20, 2010 under our 2002 and 2007 Recognition and Retention Plans.  These repurchases were reported by each reporting person on October 20, 2010.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2005 to December 31, 2010, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Westfield Financial, Inc., The Russell 2000 Index and the
NASDAQ Bank Index

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Westfield Financial, Inc.	100.00	149.42	143.10	161.64	136.74	163.05
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34

ITEM 6.           SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,239,489	$1,191,410	$1,109,056	$1,039,784	$996,829
Loans, net (1)	502,392	469,149	472,135	414,902	385,184
Securities available for sale	644,139	319,121	258,143	244,229	168,629
Securities held to maturity (2)	-	295,011	247,635	278,619	240,392
Deposits	700,335	647,975	588,029	602,676	627,466
Short-term borrowings	62,937	74,499	49,824	32,268	17,919
Long-term debt	238,151	213,845	173,300	105,000	55,000
Total stockholders’ equity	221,245	247,299	259,919	286,532	289,408
Allowance for loan losses	6,934	7,645	8,796	5,726	5,437
Nonperforming loans	3,204	5,470	8,805	1,202	1,028

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$46,147	$52,530	$54,056	$53,584	$42,435
Interest expense	16,765	20,022	22,304	23,408	19,551
Net interest and dividend income	29,382	32,508	31,752	30,176	22,884
Provision for loan losses	8,923	3,900	3,453	400	390
Net interest and dividend income after provision for loan losses	20,459	28,608	28,299	29,776	22,494
Total noninterest income	7,390	3,218	3,579	4,609	3,123
Total noninterest expense	24,809	25,100	23,392	21,873	19,440
Income before income taxes	3,040	6,726	8,486	12,512	6,177
Income taxes	34	1,267	1,795	3,812	1,523
Net income	$3,006	$5,459	$6,691	$8,700	$4,654

Basic earnings per share (3)	$0.11	$0.19	$0.22	$0.29	$0.15
Diluted earnings per share (3)	$0.11	$0.18	$0.22	$0.28	$0.15

Dividends per share paid (3)	$0.52	$0.50	$0.60	$0.40	$0.32
_________________________________
(1) Loans are shown net of deferred loan costs, allowance for loan losses and unadvanced loan funds.
(2)      In August 2010, we transferred all of our held-to-maturity securities to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million, fair value of $299.7 million and a net unrealized gain of $12.6 million, which was recorded as other comprehensive income at the time of transfer.

(3)      Per share amounts related to periods prior to the date of completion of the conversion (January 3, 2007) have been restated to give retroactive recognition to the exchange ratio applied in the conversion.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
Return on average assets	0.25%	0.47%	0.63%	0.86%	0.56%
Return on average equity	1.25	2.12	2.43	3.00	3.99
Average equity to average assets	19.63	22.16	25.75	28.74	14.08
Equity to total assets at end of year	17.85	20.76	23.44	27.56	29.03
Average interest rate spread	2.22	2.41	2.44	2.23	2.61
Net interest margin (2)	2.64	3.04	3.23	3.25	3.05
Average interest-earning assets to average interest-earning liabilities	128.51	134.62	135.36	141.05	117.37
Total noninterest expense to average assets	2.03	2.16	2.18	2.16	2.34
Efficiency ratio (3)	75.53	68.49	65.83	64.55	73.68
Dividend payout ratio	4.73	2.63	2.73	1.38	2.13
Regulatory Capital Ratios:
Total risk-based capital	34.05	38.07	42.56	50.29	29.07
Tier 1 risk-based capital	33.03	36.94	41.31	49.30	54.38
Tier 1 leverage capital	18.07	20.92	23.97	27.48	55.39
Asset Quality Ratios:
Nonperforming loans to total loans	0.63	1.15	1.83	0.29	0.26
Nonperforming assets to total assets	0.28	0.60	0.79	0.12	0.10
Allowance for loan losses to total loans	1.36	1.60	1.83	1.36	1.39
Allowance for loan losses to nonperforming assets	202	107	100	476	529
Number of:
Banking offices	11	11	11	11	10
Full-time equivalent employees	180	168	180	177	155

_________________________________
(1) Asset quality ratios and regulatory capital ratios are end of period ratios.
(2) Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.
(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income less gain on sale and losses on other than temporary impairment of securities and sale of premises and equipment.

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

●
to supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.  We will maintain our arrangement with a third-party mortgage company which assists in originating and servicing residential real estate loans.  By doing this, we reduce the overhead costs associated with these loans.

You should read the following financial results for the year ended December 31, 2010 in the context of this strategy.

●
Net income was $3.0 million, or $0.11 per diluted share, for the year ended December 31, 2010, compared to $5.5 million, or $0.18 per diluted share for the same period in 2009.  The results for the year ended December 31, 2010 showed an increase in the provision for loan losses and a decrease in net interest income; however, this was offset by an increase in noninterest income and a decrease in noninterest expense and the provision for income taxes.

●
We provided $8.9 million for loan losses for the year ended December 31, 2010, compared to $3.9 million for the same period in 2009.  This was the result of an increase in net loan charge-offs due to a $7.2 million charge-off on a single commercial real estate loan relationship.  The allowance was $6.9 million, or 1.36% of total loans at December 31, 2010 and $7.6 million, or 1.60% of total loans at December 31, 2009.  In 2010, total loans increased $32.5 million, with the increase primarily in residential real estate loans which contain less credit risk and market risk than both commercial real estate and commercial and industrial loans.

●
Net interest and dividend income decreased $3.1 million to $29.4 million for the year ended December 31, 2010, compared to $32.5 million for the same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.64% for the year ended December 31, 2010, compared to 3.04% for the same period in 2009.  The margin decreased because the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities. The decrease in interest rates during 2010 caused an increase in prepayments on loans and investments and the funds were reinvested in a lower rate environment, thus reducing yields.

●
Noninterest income increased $4.2 million to $7.4 million for the year ended December 31, 2010, compared to $3.2 million for the same period in 2009.  The increase was primarily the result of an increase in net gains on the sale of securities of $4.5 million for the year ended December 31, 2010.

●
Nonperforming loans decreased $2.3 million to $3.2 million at December 31, 2010, compared to $5.5 million at December 31, 2009.  This represented 0.63% of total loans at December 31, 2010 and 1.15% of total loans at December 31, 2009.  At December 31, 2010, nonperforming loans were primarily made up of three commercial relationships totaling $2.4 million.

General.  Our consolidated results of operations are comprised of earnings on investments and loans and the net income recorded by the Bank.  Our consolidated results of operations depend primarily on net interest and dividend income.  Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities.  Interest-earning assets consist primarily of securities, commercial real estate loans, commercial and industrial loans and residential real estate loans.  Interest-bearing liabilities consist primarily of certificates of deposit and money market account, NOW account and savings account deposits, borrowings from the Federal Home Loan Bank of Boston and securities sold under repurchase agreements.  The consolidated results of operations also depend on the provision for loan losses, noninterest income, and noninterest expense.  Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.  Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

Critical Accounting Policies. Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements.  Given our current business strategy and asset/liability structure, the more critical policies are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, other than temporary impairment of securities, and the valuation of deferred taxes.  In addition to the informational disclosure in the Notes to the Consolidated Financial Statements, our policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary.  Declines in the fair value of marketable equity securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses.  In estimating other than temporary impairment losses for securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings.  For other impaired debt securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our condition and net interest and dividend income for the years ended December 31, 2010, 2009 and 2008 and reflect the average yield on assets and average cost of liabilities for the years indicated.  The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown.  Average balances were derived from actual daily balances over the years indicated.  Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

				For the Years Ended December 31,
	2010			2009			2008

	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost

ASSETS:
Interest-earning assets
Loans(1)(2)	$482,215	$24,887	5.16%	$476,214	$25,834	5.42%	$444,492	$27,280	6.14%
Securities(2)	647,462	22,079	3.41	597,811	27,286	4.56	521,767	26,752	5.13
Short-term investments(3)	13,948	8	0.06	15,051	11	0.07	33,674	594	1.76
Total interest-earning assets	1,143,625	46,974	4.11	1,089,076	53,131	4.88	999,933	54,626	5.46
Total noninterest-earning assets	78,811			72,267			68,831

Total assets	$1,222,436			$1,161,343			$1,068,764

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$76,954	933	1.21	$68,967	1,238	1.80	$85,558	1,205	1.41
Savings accounts	112,546	824	0.73	89,185	955	1.07	60,515	748	1.24
Money market accounts	56,082	358	0.64	53,100	467	0.88	67,017	763	1.14
Time certificates of deposit	347,590	7,735	2.23	337,692	10,034	2.97	330,892	12,417	3.75
Total interest-bearing deposits	593,172	9,850		548,944	12,694		543,982	15,133
Short-term borrowings and long-term debt	296,752	6,915	2.33	260,083	7,328	2.82	194,750	7,171	3.68
Interest-bearing liabilities	889,924	16,765	1.88	809,027	20,022	2.47	738,732	22,304	3.02
Noninterest-bearing deposits	83,077			80,186			45,009
Other noninterest-bearing liabilities	9,513			14,789			9,828
Total noninterest-bearing liabilities	92,590			94,975			54,837

Total liabilities	982,514			904,002			793,569
Total equity	239,922			257,341			275,195
Total liabilities and equity	$1,222,436			$1,161,343 $			$1,068,764
Less: Tax-equivalent adjustment(2)		(827)			(601)			(570)
Net interest and dividend income		$29,382			$32,508			$31,752
Net interest rate spread(4)			2.22%			2.41%			2.44%
Net interest margin(5)			2.64%			3.04%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.5			134.6			135.4

____________________________________________
(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$326	$(1,273)	$(947)	$1,947	$(3,393)	$(1,446)
Securities (1)	2,266	(7,473)	(5,207)	3,899	(3,365)	534
Short-term investments	(1)	(2)	(3)	(329)	(254)	(583)
Total interest-earning assets	2,591	(8,748)	(6,157)	5,517	(7,012)	(1,495)

Interest-bearing liabilities
NOW accounts	143	(448)	(305)	(234)	267	33
Savings accounts	250	(381)	(131)	354	(147)	207
Money market accounts	26	(135)	(109)	(158)	(138)	(296)
Time deposits	294	(2,593)	(2,299)	255	(2,638)	(2,383)
Short-term borrowing and long-time debt	1,033	(1,446)	(413)	2,406	(2,249)	157
Total interest-bearing liabilities	1,746	(5,003)	(3,257)	2,623	(4,905)	(2,282)
Change in net interest and dividend income	$845	$(3,745)	$(2,900)	$2,894	$(2,107)	$787

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets increased $48.1 million to $1.2 billion at December 31, 2010.  Net loans increased by $33.2 million to $502.3 million at December 31, 2010 from $469.1 million at December 31, 2009.  Securities increased $31.9 million to $656.4 million at December 31, 2010 from $624.5 million at December 31, 2009.  Cash and cash equivalents decreased $17.1 million to $11.6 million at December 31, 2010 from $28.7 million at December 31, 2009, as funds were reinvested into securities and loans.

Securities increased $31.9 million to $656.4 million at December 31, 2010 from $624.5 million at December 31, 2009.  Securities increased as funds from deposits and long-term debt were reinvested in securities.  The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $576.2 million at December 31, 2010, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association.  Privately issued mortgage-backed securities comprised $7.6 million, or 1.32%, of the mortgage-backed securities portfolio at December 31, 2010.

Debt securities issued by government-sponsored enterprises decreased $27.7 million to $17.9 million at December 31, 2010 from $45.6 million at December 31, 2009.  Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  We also invest in municipal bonds issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured.  Municipal bonds were $43.1 million at December 31, 2010 and $36.4 million at 2009.  In addition, we have investments in FHLB stock and mutual funds that invest only in securities allowed by the OTS.

In August 2010, we transferred all of our held-to-maturity securities to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million, fair value of $299.7 million and a net unrealized gain of $12.6 million which was recorded as other comprehensive income at the time of transfer.

Net loans increased by $33.2 million to $502.3 million at December 31, 2010 from $469.1 million at December 31, 2009.  The increase in net loans was primarily the result of an increase in residential real estate loans, partially offset by decreases in commercial real estate loans and commercial and industrial loans.  Residential real estate loans increased $49.7 million to $148.8 million at December 31, 2010 from $99.1 million at December 31, 2009.  We have begun to purchase more residential loans as a means of diversifying our loan portfolio.

Commercial and industrial loans decreased $9.7 million to $135.3 million at December 31, 2010 from $145.0 million at December 31, 2009.  While we continue to originate commercial and industrial loans, new originations were offset by customers decreasing their balances on lines of credit and normal loan payments and payoffs.

Commercial real estate loans decreased $7.5 million to $221.6 million at December 31, 2010 from $229.1 million at December 31, 2009.  In addition to normal loan payments and payoffs, the decrease in commercial real estate loans from December 31, 2009 included the full charge-off of $7.2 million related to one commercial real estate loan.  During the second quarter of 2010, the initial $3.6 million of the loan was charged-off and the final $3.6 million was charged-off in the third quarter of 2010.  The loan, a leasehold mortgage, was related to a retail building which lost its tenant, a national chain store, due to bankruptcy.  We have minimal exposure to commercial real estate loans which involve similar leasehold mortgages.  Owner occupied commercial real estate loans totaled $107.0 million at December 31, 2010 and $99.3 million at December 31, 2009, while non-owner occupied commercial real estate loans totaled $114.6 million at December 31, 2010 and $129.7 million at December 31, 2009.

Asset growth was funded primarily through a $52.3 million increase in deposits, which totaled $700.3 million at December 31, 2010, compared to $648.0 million at December 31, 2009.  Regular savings accounts and money market accounts increased $22.7 million to $177.5 million at December 31, 2010.  NOW and checking accounts increased $18.3 million to $168.8 million at December 31, 2010.  In addition, time deposits increased $11.3 million to $354.0 million.  Sales emphasis was placed on relationship-based products, which resulted in increases in all deposit product categories.

  Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2010, we had $151.6    million in long-term debt with the FHLB, $81.3 million in securities sold under repurchase agreements and $5.2    million in customer repurchase agreements.  This compares to $127.5 million in FHLB advances, $81.3 million in securities sold under repurchase agreements at December 31, 2009 and $5.0 million in customer repurchase agreements.  Current interest rates permit us to earn a more advantageous spread by borrowing funds and reinvesting in loans and securities.

Short-term borrowings decreased $11.6 million to $62.9 million at December 31, 2010 from $74.5 million at December 31, 2009.  Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $50.6 million and $58.0 million at December 31, 2010 and 2009, respectively.  Customer repurchase agreements decreased $4.2 million to $12.3 million at December 31, 2010 from $16.5 million at December 31, 2009.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  At December 31, 2010, all of our customer repurchase agreements were held by commercial customers.

Shareholders’ equity decreased $26.1 million to $221.2 million at December 31, 2010 from $247.3 million at December 31, 2009.  This represented 17.8% of total assets as of December 31, 2010 and 20.8% of total assets as of December 31, 2009.  The decrease in shareholders’ equity reflects the repurchase of 1,988,634 shares of our common stock at a cost of $16.1 million, pursuant to our current stock repurchases plan, the payment of regular and special dividends amounting to $14.3 million, or $0.52 per share, and a decrease in other comprehensive income of $3.2 million.  This was partially offset by an increase of $4.6 million related to the recognition of share-based compensation and the exercise of stock options and net income of $3.0 million for the year ended December 31, 2010.

Comparison of Operating Results for Years Ended December 31, 2010 and 2009

General.  Net income for the year ended December 31, 2010 was $3.0 million, or $0.11 per diluted share, compared to $5.5 million, or $0.18 per diluted share for the same period in 2009.

Interest and Dividend Income. Total interest and dividend income decreased $6.4 million to $46.1 million for the year ended December 31, 2010, compared to $52.5 million for the same period in 2009.

The decrease in interest income was primarily the result of a decrease in the average yield on interest-earning assets for the year ended December 31, 2010, which was partially offset by an increase in the average balance of interest-earning assets for the same period.  The average yield on interest-earning assets, on a tax-equivalent basis, decreased 77 basis points to 4.11% for the year ended December 31, 2010 from 4.88% for the same period in 2009.  The cost of interest-bearing liabilities decreased 59 basis points to 1.88% for the year ended December 31, 2010 from 2.47% for the same period in 2009.

Interest income on securities decreased $5.4 million to $21.4 million for the year ended December 31, 2010 from $26.8 million for the year ended December 31, 2009.  The tax-equivalent yield on securities decreased 115 basis points from 4.56% for the year 2009 to 3.41% for the same period in 2010 due to the enduring low interest rate environment.  The decrease in interest rates during 2010 caused an increase in prepayments on investments and the funds were reinvested in a lower rate environment, thus reducing yields.  This was partially offset by a $49.7 million increase in the average balance of securities from $597.8 million for the year ended December 31, 2009 to $647.5 million for the year ended December 31, 2010.

Interest income on loans decreased $993,000 to $24.7 million for the year ended December 31, 2010 from $25.7 million for the year ended December 31, 2009.  The tax-equivalent yield on loans decreased 26 basis points from 5.42% for the year 2009 to 5.16% for the same period in 2010 due to the enduring low interest rate environment.  The decrease in interest rates during 2010 caused an increase in prepayments on loans and the funds were reinvested in a lower rate environment, thus reducing yields.  This was partially offset by a $6.0 million increase in the average balance of loans from $476.2 million for the year ended December 31, 2009 to $482.2 million for the year ended December 31, 2010.

 Interest Expense.  Interest expense for the year ended December 31, 2010 decreased $3.3 million to $16.7 million from the comparable 2009 period.  This was attributable to a decrease in the average cost of interest-bearing liabilities of 59 basis points to 1.88% for the year ended December 31, 2010 from 2.47% for the same period in 2009.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Net Interest and Dividend Income.  Net interest and dividend income decreased $3.1 million to $29.4 million for the year ended December 31, 2010 as compared to $32.5 million for same period in 2009.  The net interest margin, on a tax-equivalent basis, was 2.64% and 3.04% for the years ended December 31, 2010 and 2009, respectively.  The change in net interest and dividend income for the year ended December 31, 2010 was primarily the result of the yield on interest-earning assets decreasing more than the cost of interest-bearing liabilities.

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

The amount that we provided for the provision for loan losses during the year ended December 31, 2010 was based upon the changes that occurred in the loan portfolio during that same period as well as the continued weakening of the local and national economy.  The changes in the loan portfolio, described in detail below, include an increase in net loan charge-offs, partially offset by decreases in commercial and industrial loans and commercial real estate loans and an increase in residential real estate loans.  After evaluating these factors, we provided $8.9 million for loan losses for the year ended December 31, 2010, compared to $3.9 million for the same period in 2009.  The allowance was $6.9 million at December 31, 2010 and $7.6 million at December 31, 2009.  The allowance for loan losses was 1.36% of total loans at December 31, 2010 and 1.60% at December 31, 2009.

For the year ended December 31, 2010, we recorded net charge-offs of $9.6 million compared to net charge-offs of $5.1 million for the year ended December 31, 2009.  The 2010 period was comprised of charge-offs of $9.7 million partially offset by recoveries of $83,000.  For the year ended December 31, 2010, charge-offs were primarily made up of a $7.2 million charge-off on a single commercial real estate loan relationship.  The loan, a leasehold mortgage, was related to a retail building which lost its tenant, a national chain store, due to bankruptcy.  We have minimal exposure to commercial real estate loans which involve similar leasehold mortgages.  We are currently in the process of initiating a recovery action against the borrower.

The 2009 period was comprised of charge-offs of $5.1 million partially offset by recoveries of $48,000.  Charge-offs for the 2009 period were primarily due to three unrelated commercial loan relationships which resulted in charge offs totaling $4.7 million.

Nonperforming loans decreased $2.3 million to $3.2 million at December 31, 2010 from $5.5 million at December 31, 2009.  This represented 0.63% of total loans at December 31, 2010 and 1.15% of total loans at December 31, 2009.  At December 31, 2010, nonperforming loans were primarily made up of three commercial relationships totaling $2.4 million.

At December 31, 2010, residential real estate loans increased $49.7 million to $148.8 million at December 31, 2010.  We consider these types of loans to contain less credit risk and market risk than both commercial real estate loans and commercial and industrial loans.  Commercial real estate loans decreased $7.5 million to $221.6 million at December 31, 2010.  Commercial and industrial loans decreased $9.7 million to $135.3 million compared to December 31, 2009.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income.  Noninterest income increased $4.2 million to $7.4 million for the year ended December 31, 2010 compared to $3.2 million for the same period in 2009.

Net gains on the sales of securities were $4.1 million for the year ended December 31, 2010, compared to a net loss of $383,000 for the same period in 2009.  The increase in net gains on the sales of securities for the year ended 2010 is primarily the result of management wanting to take advantage of unrealized gains within the portfolio as well as wanting to restructure the securities portfolio.

For the year ended December 31, 2010, income from service charges and fees decreased $676,000 to $1.9 million, compared to $2.6 million for the comparable 2009 period. This decrease was the result of decreases in income from the third-party mortgage program and fees collected on overdraft or insufficient customer accounts.  Income from the third-party mortgage program decreased $485,000 to $87,000 for the year ended December 31, 2010, compared to $572,000 in the comparable 2009 period.  We have begun to buy back more residential loans from a third-party mortgage company as a means of diversifying our loan portfolio.  As a result, we forgo receiving referral fee income on these loans but instead earn interest income for the life of the loans.  In addition, net checking account processing fee income decreased $198,000 to $961,000 for the year ended December 31, 2010, primarily due to a decrease in overdraft fee income.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2010 was $24.8 million compared to $25.0 million for the same period in 2009.  This decrease was primarily due to a decrease of $383,000 in FDIC insurance expense to $751,000 for the year ended December 31, 2010, compared to $1.1 million during the same period in 2009.  The decrease was due to a special assessment of $453,000 for the 2009 period.  Salaries and benefits decreased $306,000 to $14.7 million for the year ended December 31, 2010, primarily the result of a $317,000 decrease in costs related to stock-based compensation.  This was partially offset by a $327,000             increase in expenses associated with other real estate owned (“OREO”).  OREO expenses were related to write-downs and maintenance of foreclosed properties.

Income Taxes. The provision for income taxes decreased $1.2 million to $34,000 for the year ended December 31, 2010, compared to $1.3 million for the comparable 2009 period.  The effective tax rate was 1.1% for the year ended December 31, 2010 and 18.8% for the same period in 2009.  The decrease in the tax provision and effective tax rate in the 2010 period is due primarily to lower pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

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

The decrease in interest income was primarily the result of a decrease in the average yield on interest-earning assets for the year ended December 31, 2009, which was partially offset by an increase in the average balance of interest-earning assets for the same period.  The average yield on interest-earning assets, on a tax-equivalent basis, decreased 58 basis points to 4.88% for the twelve months ended December 31, 2009 from 5.46% for the same period in 2008.  While the decrease in the average yield on the balance of interest-earning assets, on a tax-equivalent basis, decreased interest income by $7.0 million, the average balance of interest-earning assets increased $89.1 million, resulting in a partial offset of $5.5 million to the decrease in interest income for the year ended December 31, 2009.

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

The tax-equivalent yield on and average balance of short-term investments decreased for the year ended December 31, 2009.  The tax-equivalent yield on short-term investments decreased 169 basis points to 0.07% for the year ended December 31, 2009 from 1.76% for the same period in 2008 due to the enduring low interest rate environment.  In addition, the average balance of short-term investments decreased $18.6 million from $33.7 million for the year ended December 31, 2008 to $15.1 million for the year ended December 31, 2009.  Management actively reinvested available funds during the year into securities and loans in order to earn a more favorable yield on our interest-earning assets.

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

For the year ended December 31, 2009, we recorded net charge-offs of $5.1 million compared to net charge-offs of $383,000 for the year ended December 31, 2008.  The 2009 period was comprised of charge-offs of $5.1 million for the year ended December 31, 2009, partially offset by recoveries of $48,000 for the same period.  The increase in charge offs for the year 2009 was primarily due to three unrelated commercial loan relationships which resulted in charge offs totaling $4.7 million, the majority of which occurred in the first half of 2009.  The 2008 period was comprised of charge-offs of $449,000 for the year ended December 31, 2008, partially offset by recoveries of $66,000 for the same period.

At December 31, 2009, commercial and industrial loans decreased $8.8 million to $145.0 million compared to December 31, 2008.  We consider these types of loans to contain more credit risk and market risk than both commercial real estate loans and conventional residential real estate mortgages.  Commercial real estate loans increased by $5.2 million to $229.1 million at December 31, 2008.

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

The years ended December 31, 2009 and 2008 included net impairment losses of $278,000 and $1.3 million, respectively, on securities that were determined to be other-than-temporarily impaired.  The 2009 impairment losses were on two private-label residential mortgage-backed securities.  The fair value of these securities was $4.5 million at December 31, 2009.  The 2008 impairment loss was primarily due to write-downs of $961,000 on preferred stock issued by Freddie Mac, which was placed into conservatorship by the U. S. Treasury in September 2008.  Our book value remaining on preferred stock issued by Freddie Mac was $39,000 at December 31, 2009.  In addition, we recorded net losses on the sales of securities of $383,000 for the year ended December 31, 2009.  For the year ended December 31, 2008, net gains on sales of securities were $1.1 million.

For the year ended December 31, 2009, income from service charges and fees increased $248,000 to $2.6 million, compared to $2.4 million for the comparable 2008 period.   This increase was due to income from the third-party mortgage program and bank-owned life insurance.  Income from the third-party mortgage program increased $473,000 to $572,000 for the year ended December 31, 2009, compared to $99,000 in the comparable 2008 period.  During the year, we experienced an increase in mortgage referrals due to a decrease in interest rates.  In addition, income from bank-owned life insurance increased $103,000 to $1.5 million for the year ended December 31, 2009 compared to the same period in 2008.  This was primarily the result of a $2.6 million increase in the average balance of bank-owned life insurance in 2009 compared to 2008.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Outstanding borrowings from the FHLB were $202.2 million at December 31, 2010 and $185.5 million at December 31, 2009.  At December 31, 2010, we had $57.0 million in available borrowing capacity with the FHLB.  We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or loans.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are also obligated under agreements with the FHLB to repay borrowed funds and are obligated under leases for certain of our branches and equipment.  A summary of lease obligations, borrowings, and credit commitments at December 31, 2010 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
Lease Obligations
Operating lease obligations	$565	$939	$898	$10,137	$12,539

Borrowings and Debt
Federal Home Loan Bank	55,751	66,254	66,224	14,000	202,229
Securities sold under agreements to repurchase	17,559	14,800	28,000	38,500	98,859
Total borrowings and debt	73,310	81,054	94,224	52,500	301,088

Credit Commitments
Available lines of credit	60,305	-	-	20,073	80,378
Other loan commitments	6,804	-	50	-	6,854
Letters of credit	2,527	-	-	505	3,032
Total credit commitments	69,636	-	50	20,578	90,264

Total	$143,511	$81,993	$95,172	$83,215	$403,891

Maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2010, we originated loans of $76.8 million, and during the comparable period of 2009, we originated loans of $106.6 million.  Under our residential real estate loan program, we refer our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third-party mortgage company.  Purchases of securities totaled $717.0 million for the year ended December 31, 2010 and $426.2 million for the year ended December 31, 2009.  At December 31, 2010, we had loan commitments to borrowers of approximately $9.9 million, and available home equity and unadvanced lines of credit of approximately $80.4 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors.  Total deposits increased $52.3 million and 60.0 million during the years ended December 31, 2010 and 2009, respectively.  Time deposit accounts scheduled to mature within one year were $236.9 million at December 31, 2010.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit.  We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2010, Westfield Financial and the Bank exceeded each of the applicable regulatory capital requirements.  Westfield Financial had tier 1 leverage capital of $224.3 million, or 18.1% to adjusted total assets, tier 1 capital to risk weighted assets of $224.3 million, or 33.0%, and total capital to risk weighted assets of $231.3 million or 34.1%.  The Bank had tier 1 leverage capital of $214.7 million, or 17.4% to adjusted total assets, tier 1 capital to risk weighted assets of $214.7 million or 31.7%, and total capital to risk weighted assets of $221.6 million or 32.7%.  See Footnote 10, Regulatory Capital, of our notes to consolidated financial statements for further information on our regulatory requirements.

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

To achieve the objectives of managing interest rate risk, the Asset and Liability Management Committee meets monthly to discuss and monitor the market interest rate environment relative to interest rates that are offered on our products.  The Asset and Liability Management Committee presents periodic reports to our Board of Directors at their regular meetings.

Our primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest bearing checking accounts, which have shorter terms to maturity than the loan portfolio.  Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

●
maintaining the diversity of our existing loan portfolio through the origination of commercial loans and commercial real estate loans which typically have variable rates and shorter terms than residential mortgages; and

●	emphasizing investments with an expected average duration of five years or less.

In addition, emphasis on commercial loans has reduced the average maturity of our loan portfolio.  Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans.  However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition.  We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

Each of our sources of liquidity is vulnerable to various uncertainties beyond our control.  Scheduled loan and security payments are a relatively stable source of funds, while loan and security prepayments and calls, and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. Our financial condition is affected by our ability to borrow at attractive rates, retain deposits at market rates and other market conditions. We consider our sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

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

The tables below set forth as of December 31, 2010 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Year Ending December 31, 2011
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)

400	33,600	4.5%
300	33,369	3.8%
200	33,087	2.9%
100	32,896	2.3%
0	32,143	0.0%
-100	31,838	-0.9%
-200	29,567	-8.0%

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

Our Consolidated Financial Statements may be found on pages F-1 through F-44 of this report.

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

●
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

●
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

●
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

●
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our Independent Registered Public Accounting Firm has issued an audit report on our internal control over financial reporting as of December 31, 2010, which appears on page F-1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ James C. Hagan	Chief Executive Officer, President and Director	March 11, 2011
James C. Hagan	(Principal Executive Officer)

/s/ Donald A. Williams	Chairman of the Board	March 11, 2011
Donald A. Williams

/s/ Victor J. Carra	Director	March 11, 2011
Victor J. Carra

/s/ David C. Colton, Jr.	Director	March 11, 2011
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.	Director	March 11, 2011
Robert T. Crowley, Jr.

/s/ Harry C. Lane	Director	March 11, 2011
Harry C. Lane

/s/ Richard C. Placek	Director	March 11, 2011
Richard C. Placek

/s/ Paul R. Pohl	Director	March 11, 2011
Paul R. Pohl

/s/ Philip R. Smith	Director	March 11, 2011
Philip R. Smith

/s/ Charles E. Sullivan	Director	March 11, 2011
Charles E. Sullivan

EXHIBIT INDEX

2.1
Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank (incorporated by reference to Exhibit 2.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

3.1		Articles of Organization of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.2†		Amended and Restated Bylaws of Westfield Financial, Inc.

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

10.5*		Amendment No. 4 to the Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010).

10.6†		Amendment No. 5 to the Employee Stock Ownership Plan of Westfield Financial, Inc.

10.7*		Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005).

10.8*
The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006).

10.9*		Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the Securities and Exchange Commission on July 13, 2006).

10.10	*
Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.11	*
Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005).

10.12	*
Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.13	*
Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.14	*
Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.15	*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.16	*
Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.17	*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.18	*
Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.19	*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.20	*
Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.21	*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on May 24, 2002).

10.22	*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the Securities and Exchange Commission on April 25, 2003).

10.23	*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the Securities and Exchange Commission on May 24, 2002).

10.24	*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on April 25, 2003).

10.25	*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the Securities and Exchange Commission on June 18, 2007).

10.26	*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on April 14, 2008).

10.27	*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on June 18, 2007).

10.28	*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the Securities and Exchange Commission on April 14, 2008).

21.1†		Subsidiaries of Westfield Financial

23.1†		Consent of Wolf & Company, P.C.

31.1†		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________

†           Filed herewith.
*           Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  We also have audited Westfield Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Westfield Financial, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 11, 2011

WESTFIELD FINANCIAL, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2010	2009
ASSETS
Cash and due from banks	$9,247	$12,204
Federal funds sold	13	2
Interest-bearing deposits and other short-term investments	2,351	16,513
Cash and cash equivalents	11,611	28,719

SECURITIES :
Available for sale - at fair value	644,139	319,121

Held to maturity - at amortized cost (fair value of $303,619)	-	295,011

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,251	10,339

LOANS - Net of allowance for loan losses of $6,934 at December 31, 2010 and $7,645 at December 31, 2009	502,392	469,149

PREMISES AND EQUIPMENT, Net	11,603	12,202

ACCRUED INTEREST RECEIVABLE	4,279	5,198

BANK-OWNED LIFE INSURANCE	40,494	38,970

DEFERRED TAX ASSET, Net	8,811	6,995

OTHER REAL ESTATE OWNED	223	1,662

OTHER ASSETS	3,686	4,044
TOTAL ASSETS	$1,239,489	$1,191,410

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$85,217	$80,110
Interest-bearing	615,118	567,865
Total deposits	700,335	647,975

SHORT-TERM BORROWINGS	62,937	74,499

LONG-TERM DEBT	238,151	213,845
SECURITIES PENDING SETTLEMENT	7,791	-
OTHER LIABILITIES	9,030	7,792
TOTAL LIABILITIES	1,018,244	944,111

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2010 and December 31, 2009	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 28,166,419 shares issued and outstanding at December 31, 2010; 29,818,526 shares issued and outstanding at December 31, 2009	282	298
Additional paid-in capital	181,842	193,609
Unearned compensation - ESOP	(9,701)	(10,299)
Unearned compensation - Equity Incentive Plan	(2,158)	(3,248)
Retained earnings	56,496	69,253
Accumulated other comprehensive loss	(5,516)	(2,314)
Total shareholders' equity	221,245	247,299
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,239,489	$1,191,410
See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
	Years Ended December 31,
	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$19,648	$25,090	$24,362
Residential and commercial real estate loans	18,023	18,312	18,783
Commercial and industrial loans	6,496	7,150	8,032
Debt securities, tax-exempt	1,533	1,470	1,389
Consumer loans	213	263	322
Equity securities	226	234	574
Federal funds sold, interest-bearing deposits and other short-term investments	8	11	594
Total interest and dividend income	46,147	52,530	54,056
INTEREST EXPENSE:
Deposits	9,850	12,694	15,133
Long-term debt	6,538	6,984	6,291
Short-term borrowings	377	344	880
Total interest expense	16,765	20,022	22,304
Net interest and dividend income	29,382	32,508	31,752
PROVISION FOR LOAN LOSSES	8,923	3,900	3,453
Net interest and dividend income after provision for loan losses	20,459	28,608	28,299

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on equity securities	-	-	(1,283)
Total other-than-temporary impairment losses on debt securities	(590)	(1,754)	-
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	443	1,476	-
Net other-than-temporary impairment losses recognized in income	(147)	(278)	(1,283)
Service charges and fees	1,940	2,616	2,368
Income from bank-owned life insurance	1,524	1,523	1,416
Loss on sales of premises and equipment, net	-	(8)	-
Loss on prepayment of borrowings	-	(142)	-
Gain (loss) on sales of securities, net	4,072	(383)	1,078
Gain (loss) on disposal of OREO	1	(110)	-
Total noninterest income	7,390	3,218	3,579
NONINTEREST EXPENSE:
Salaries and employees benefits	14,712	15,018	14,719
Occupancy	2,620	2,583	2,448
Computer operations	1,940	1,760	1,717
Professional fees	1,671	1,705	1,625
OREO expense	374	47	-
FDIC insurance assessment	751	1,134	89
Other	2,741	2,853	2,794
Total noninterest expense	24,809	25,100	23,392
INCOME BEFORE INCOME TAXES	3,040	6,726	8,486
INCOME TAX PROVISION	34	1,267	1,795
NET INCOME	$3,006	$5,459	$6,691

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.11	$0.19	$0.22
Weighted average shares outstanding	27,595,014	29,308,996	29,838,347
Diluted earnings per share	$0.11	$0.18	$0.22
Weighted average diluted shares outstanding	27,793,409	29,577,622	30,190,532
See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2007	31,933,549	$319	$209,497	$(11,542)	$(5,493)	$92,702	$1,049	$286,532
Comprehensive loss:
Net income	-	-	-	-	-	6,691	-	6.691
Net unrealized losses on securities available for sale arising during the period net of reclassification adjustment and tax effects	-	-	-	-	-	-	(7,376)	(7,376)
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	(2,581)	(2,581)
Total comprehensive loss						-	-	(3,266)
Common stock held by ESOP committed to be released (93,947 shares)	-	-	291	629	-	-	-	920
Share-based compensation – stock options	-	-	770	-	-	-	-	770
Share-based compensation – equity incentive plan	-	-	-	-	1,156	-	-	1,156
Excess tax shortfalls from equity incentive plan	-	-	(11)	-	-	-	-	(11)
Common stock repurchased	(1,058,778)	(10)	(10,473)	-	-	-	-	(10,483)
Issuance of common stock in connection with stock option exercises	433,110	4	4,447	-	-	(2,550)	-	1,901
Excess tax benefits in connection with stock option exercises	-	-	345	-	-	-	-	345
Cash dividends declared (0.$60 per share)	-	-	-	-	-	(17,945)	-	(17,945)
BALANCE AT DECEMBER 31, 2008	31,307,881	313	204,866	(10,913)	(4,337)	78,898	(8 ,908)	259,919
Comprehensive income:
Net income	-	-	-	-	-	5,459	-	5,459
Noncredit portion of other-than-temporary impairment losses on
available for sale securities net of reclassification and tax effects	-	-	-	-	-	-	(872)	(872)
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects							6,791	6,791
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-		675	675
Total comprehensive income								12,053
Common stock held by ESOP committed to be released (91,493 shares)	-	-	210	614	-	-	-	824
Share-based compensation - stock options	-	-	899	-	-	-	-	899
Share-based compensation - equity incentive plan	-	-	-	-	1,285	-	-	1,285
Excess tax benefit from equity incentive plan	-	-	5	-	-	-	-	5
Common stock repurchased	(1,591,733)	(16)	(13,674)	-	-	-	-	(13,690)
Issuance of common stock in connection with stock option exercises	102,378	1	957	-	-	(509)	-	449
Issuance of common stock in connection with equity incentive plan	-	-	205	-	(205)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(9)	-	9	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	150	-	-	-	-	150
Cash dividends declared ($0.50 per share)	-	-	-	-	-	(14,595)	-	(14,595)
BALANCE AT DECEMBER 31, 2009	29,818,526	298	193,609	(10,299)	(3,248)	69,253	(2,314)	247,299
Comprehensive loss:
Net income	-	-	-	-	-	3,006	-	3,006
Net unrealized losses on securities available for sale arising
during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(11,163)	(11,163)
Net unrealized gains on securities resulting from transfer from
held-maturity to available-for-sale, net tax effects	-	-	-	-	-	-	8,351	8,351
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	(390)	(390)
Total comprehensive loss:								(196)
Common stock held by ESOP committed to be released (89,039 shares)	-	-	149	598	-	-	-	747
Share-based compensation - stock options	-	-	798	-	-	-	-	798
Share-based compensation - equity incentive plan	-	-	-	-	1,159	-	-	1,159
Excess tax shortfalls from equity incentive plan	-	-	(18)	-	-	-	-	(18)
Common stock repurchased	(1,988,634)	(19)	(16,108)	-	-	-	-	(16,127)
Issuance of common stock in connection with stock option exercises	336,527	3	2,942	-	-	(1,468)	-	1,477
Issuance of common stock in connection with equity incentive plan	-	-	69	-	(69)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	401	-	-	-	-	401
Cash dividends declared ($0.52 per share)	-	-	-	-	-	(14,295)	-	(14,295)
BALANCE AT DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245

See the accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Dollars in thousands)
	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$3,006	$5,459	$6,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,923	3,900	3,453
Depreciation and amortization of premises and equipment	1,261	1,252	1,182
Net amortization of premiums and discounts on securities and mortgage loans	6,053	1,909	178
Share-based compensation expense	1,957	2,184	1,926
Amortization of ESOP expense	747	824	920
Excess tax shortfalls (benefits) from equity incentive plan	18	(5)	11
Excess tax benefits in connection with stock option exercises	(401)	(150)	(345)
Net (gains) losses on sales of securities	(4,072)	383	(1,078)
Other-than-temporary impairment losses on securities	147	278	1,283
Write-downs of other real estate owned	285	17	-
(Gain) loss on sale of other real estate owned, net	(1)	110	-
Loss on disposition of premises and equipment, net	-	8	-
Loss on prepayment of borrowings	-	142	-
Deferred income tax benefit	(389)	(112)	(1,098)
Income from bank-owned life insurance	(1,524)	(1,523)	(1,416)
Changes in assets and liabilities:
Accrued interest receivable	928	37	526
Other assets	358	(2,863)	107
Other liabilities	1,059	(1,411)	(1,245)
Net cash provided by operating activities	18,355	10,439	11,095
INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(62,111)	(128,489)	(33,379)
Proceeds from calls, maturities, and principal collections	69,075	80,215	61,927
Securities available for sale:
Purchases	(654,889)	(297,683)	(164,275)
Proceeds from sales	496,990	149,809	109,195
Proceeds from calls, maturities, and principal collections	122,598	66,911	56,880
Purchase of residential mortgages	(61,880)	(16,381)	(1,648)
Loan originations and principal payments, net	19,122	13,473	(59,074)
Purchase of Federal Home Loan Bank of Boston stock	(1,912)	(1,883)	(946)
Proceeds from sale of other real estate owned	1,693	148	-
Purchases of premises and equipment	(662)	(1,396)	(536)
Purchase of bank-owned life insurance	-	(320)	(2,345)
Net cash used in investing activities	(71,976)	(135,596)	(34,201)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	52,360	59,946	(14,647)
Net change in short-term borrowings	(11,562)	24,675	14,556
Repayment of long-term debt	(20,852)	(80,142)	(20,000)
Proceeds from long-term debt	45,129	120,545	88,300
Cash dividends paid	(14,295)	(14,595)	(17,945)
Common stock repurchased	(16,127)	(13,690)	(10,483)
Issuance of common stock in connection with stock option exercises	1,477	449	1,901
Excess tax (shortfalls) benefits in connection with equity incentive plan	(18)	5	(11)
Excess tax benefits in connection with stock option exercises	401	150	345
Net cash provided by financing activities	36,513	97,343	42,016
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(17,108)	(27,814)	18,910
Beginning of year	28,719	56,533	37,623
End of year	$11,611	$28,719	$56,533
Supplemental cash flow information:
Transfer of loans to other real estate owned	$538	$1,937	$-
Increase (decrease) due from broker	7,791	(27,603)	27,603
Securities reclassified from held-to-maturity to available-for-sale	287,074	-	-
See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is the bank holding company for Westfield Bank, a federally-chartered stock savings bank (the “Bank”).

Westfield Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank operates eleven branches in western Massachusetts and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Reclassifications – Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2010 and 2009 include partially restricted cash of $2,496,000, and $2,460,000, respectively, for Federal Reserve Bank of Boston cash reserve requirements.

Securities and Mortgage-Backed Securities - Debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost.  Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income/loss.  We do not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in noninterest income on the trade date.  The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

Other-than-Temporary Impairment of Securities - On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary.  Declines in the fair value of marketable equity securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses for securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings.  For all other impaired debt securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes.

Fair Value Hierarchy - We group our assets generally measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Federal Home Loan Bank Stock - The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  Presently, there is a moratorium on redemption of the stock. At its discretion, the FHLB may declare dividends on the stock.  On February 22, 2011, the FHLB notified its members that it would be paying a fourth quarter dividend and that it anticipates paying dividends through 2011.  The FHLB had previously suspended paying dividends on January 28, 2009.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2010, no impairment has been recognized.  The recorded investment in FHLB stock is $12.0 million and $10.1 million at December 31, 2010 and 2009, respectively.

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

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general and allocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80 percent and do not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing investment properties throughout New England.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains rent rolls and tax returns annually and continually monitors the cash flows of these loans.

Commercial and industrial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired. Impaired loans are identified by analysis of loan performance, internal credit ratings and watch list loans that management believes are subject to a higher risk of loss.  Impairment is measured on a loan by loan basis for commercial real estate and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We may periodically agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Management believes that the allowance for loan losses accurately reflects estimated credit losses for specifically identified loans, as well as probable credit losses inherent in the remainder of the portfolio as of the end of the years presented.

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements.  This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements.  This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2010 and 2009.

Bank-Owned Life Insurance – Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

Transfers and Servicing of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Effective January 1, 2010, we adopted accounting guidance pertaining to transfers of financial assets.  During the normal course of business, we may transfer a portion of a financial asset, for example, a participation loan or the government-guaranteed portion of a loan.  In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest.  If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Other Real Estate Owned - Other real estate owned (“OREO”) represents property acquired through foreclosure or deeded to us in lieu of foreclosure.  OREO is initially recorded at the estimated fair value of the real estate acquired, net of estimated selling costs, establishing a new cost basis.  Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to OREO.  Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value.  Operating costs associated with OREO are expensed as incurred.

Retirement Plans and Employee Benefits - We provide a defined benefit pension plan for eligible employees through membership in the Savings Banks Employees Retirement Association (“SBERA”).  Our policy is to fund pension costs as accrued.  Employees are also eligible to participate in a 401(k) plan through the Principal Financial Group.  We make matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.  The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period.  The aggregate cost method is utilized for funding purposes.

We currently offer postretirement life insurance benefits to retired employees.  Such postretirement benefits represent a form of deferred compensation which requires that the cost and obligations of such benefits are recognized in the period in which services are rendered.

Share-Based Compensation Plans – We measure and recognize compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide services for the award.  Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.  We use a binomial option-pricing model to determine the fair value of the stock options granted.

Employee Stock Ownership Plan – Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  We recognize compensation expense ratably over the year based upon our estimate of the number of shares expected to be allocated by the ESOP.  Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity in the consolidated balance sheets.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Advertising Costs – Advertising costs are expensed as incurred.

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income.  We do not have any uncertain tax positions at December 31, 2010 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2010, 2009 and 2008.

Earnings per Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends or unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate solely to stock options and are determined using the treasury stock method.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net income applicable to common stock	$3,006	$5,459	$6,691

Average number of common shares issued	29,063	30,873	31,509
Less: Average unallocated ESOP Shares	(1,426)	(1,513)	(1,606)
Average ungranted equity incentive plan shares	(42)	(51)	(65)

Average number of common shares outstanding used
to calculate basic earnings per common share(1)	27,595	29,309	29,838

Effect of dilutive stock options	198	269	352

Average number of common shares outstanding used
to calculate diluted earnings per common share	27,793	29,578	30,190

Basic earnings per share	$0.11	$0.19	$0.22

Diluted earnings per share	$0.11	$0.18	$0.22
_________________________________
(1)  Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with an amendment to Financial Accounting Standards Board (“FASB”) ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Stock options that would have an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  For the years ended December 31, 2010, 2009 and 2008, 1,576,024 shares, 1,543,100 shares and 1,501,857 shares were anti-dilutive, respectively.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.

The components of other comprehensive (loss) income and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(12,766)	$8,548	$(11,899)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	12,653	-	-
Reclassification adjustment for (gains) losses realized in income	(4,072)	383	(1,078)
Other-than-temporary impairment losses on available-for-sale securities	147	278	1,283
Net unrealized (losses) gains on available for sale securities	(4,038)	9,209	(11,694)
Tax effect	1,226	(3,290)	4,318
Net-of-tax amount	(2,812)	5,919	(7,376)

Gains and losses arising during the year pertaining to defined benefit plans	(670)	898	(3,852)
Reclassification adjustments for items reflected in earnings:
Actuarial loss (gain)	91	137	(45)
Transition asset	(12)	(12)	(13)
Net adjustments pertaining to defined benefit plans	(591)	1,023	(3,910)
Tax effect	201	(348)	1,329
Net-of-tax amount	(390)	675	(2,581)

Net other comprehensive (loss) income	$(3,202)	$6,594	$(9,957)

The components of accumulated other comprehensive loss, included in shareholders’ equity are as follows:

	December 31,
	2010	2009
	(In thousands)
Net unrealized loss on securities available for sale	$(5,299)	$(228)
Tax effect	1,817	138
Net-of-tax amount	(3,482)	(90)

Noncredit portion of other-than-temporary impairment losses on available for sale securities	(443)	(1,476)
Tax effect	151	604
Net-of-tax amount	(292)	(872)

Unrecognized transition assets pertaining to defined benefit plans	44	56
Unrecognized deferred loss pertaining to defined benefit plan	(2,682)	(2,103)
Net accumulated other comprehensive loss pertaining to defined benefit plans	(2,638)	(2,047)
Tax effect	896	695
Net-of-tax amount	(1,742)	(1,352)

Net accumulated other comprehensive loss	$(5,516)	$(2,314)

An actuarial loss of $116,000 is included in accumulated other comprehensive loss at December 31, 2010, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2011.  A transition asset of $12,000 is included in accumulated other comprehensive loss at December 31, 2010, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2011.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets.  This ASU makes several significant amendments to ASC Topic 860, Transfers and Servicing, including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance became effective for fiscal years beginning after November 15, 2009. We adopted the new guidance under ASU No. 2009-16 on January 1, 2010. The adoption did not have a material impact on our consolidated financial statements.  We have provided the disclosures required as of December 31, 2010 in Note 3.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this statement, except for the roll forward of activity for Level 3 fair value measurements, as of January 1, 2010 and this adoption did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. This ASU addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. This ASU clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of the ASU did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We have provided the disclosures required as of December 31, 2010 in Note 3.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. The amendments in this ASU temporarily delay the effective date of disclosures about troubled debt restructurings as required by ASU No. 2010-20 for public entities in order to allow FASB to complete deliberations on what constitutes troubled debt restructuring. At that point, the effective date for such disclosures and guidance for determining what constitutes troubled debt restructurings will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

2.        SECURITIES

Securities are summarized as follows:
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$381,436	$4,967	$(5,419)	$380,984
U.S. government guaranteed residential mortgage-backed securities	192,609	396	(5,329)	187,676
Private-label residential mortgage-backed securities	8,251	-	(673)	7,578
Government-sponsored enterprise obligations	18,447	193	(776)	17,864
Municipal bonds	42,119	1,298	(340)	43,077
Mutual funds	6,949	25	(61)	6,913
Common and preferred stock	70	-	(23)	47

Total	$649,881	$6,879	$(12,621)	$644,139

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$289,840	$2,696	$(2,288)	$290,248
U.S. government guaranteed residential mortgage-backed securities	1,030	17	-	1,047
Private-label residential mortgage-backed securities	10,368	-	(1,858)	8,510
Government-sponsored enterprise obligations	11,000	-	(302)	10,698
Municipal bonds	1,956	114	-	2,070
Mutual funds	6,561	1	(73)	6,489
Common and preferred stock	70	-	(11)	59

Total available for sale	320,825	2,828	(4,532)	319,121

Held to maturity:
Government-sponsored residential mortgage-backed securities	204,484	6,111	(184)	210,411
U.S. government guaranteed residential mortgage-backed securities	16,334	95	(143)	16,286
Private-label residential mortgage-backed securities	4,949	44	(435)	4,558
Government-sponsored enterprise obligations	34,884	1,776	-	36,660
Municipal bonds	34,360	1,353	(9)	35,704

Total held to maturity	295,011	9,379	(771)	303,619

Total securities	$615,836	$12,207	$(5,303)	$622,740

In August 2010, we transferred all of our held-to-maturity investments to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million, fair value of $299.7 million and the net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.

The amortized cost and fair value of debt securities, excluding mortgage-backed securities, at December 31, 2010, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	December 31, 2010
	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Due in one year or less	$896	$902
Due after one year through five years	18,311	18,811
Due after five years through ten years	21,361	21,960
Due after ten years	19,998	19,268

Total available for sale	$60,566	$60,941

Gross realized gains and losses on sales of securities for the years ended December 31, 2010, 2009 and 2008 are as follows:
	Years Ended Decmeber 31,
	2010	2009	2008
	(In thousands)
Gross gains realized	$6,346	$2,033	$1,246
Gross losses realized	(2,274)	(2,416)	(168)
Net gain (loss) realized	$4,072	$(383)	$1,078

Proceeds from the sale of securities available for sale amounted to $497.0 million, $149.8 million and $109.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The tax provision applicable to net realized gains and losses were $1.4 million, $197,000 and $407,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

One security with a carrying value of $2.2 and $5.0 million at December 31, 2010 and 2009, respectively, was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$(5,419)	$225,105	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(5,329)	145,430	-	-
Private-label residential mortgage-backed securities	-	-	(673)	7,578
Government-sponsored enterprise obligations	(776)	15,674	-	-
Municipal bonds	(340)	8,856	-	-
Mutual funds	-	-	(61)	1,548
Common and preferred stock	-	-	(23)	16

Total	$(11,864)	$395,065	$(757)	$9,142

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$(2,287)	$170,741	$(1)	$128
Private-label residential mortgage-backed securities	-	-	(1,858)	8,510
Government-sponsored enterprise obligations	(302)	10,698	-	-
Mutual funds	(19)	2,597	(54)	1,479
Common and preferred stock	(11)	28	-	-

Total available for sale	(2,619)	184,064	(1,913)	10,117

Held to maturity:
Government-sponsored residential mortgage-backed securities	(159)	21,227	(25)	1,677
U.S. government guaranteed residential mortgage-backed securities	(143)	9,760	-	-
Private-label residential mortgage-backed securities	-	-	(435)	3,123
Municipal bonds	(9)	356	-	-

Total held to maturity	(311)	31,343	(460)	4,800

Total	$(2,930)	$215,407	$(2,373)	$14,917

At December 31, 2010, forty-nine government-sponsored and U.S. government guaranteed mortgage-backed securities had gross unrealized losses with aggregate depreciation of 2.8% from our amortized cost basis existing for less than twelve months.  At December 31, 2010, two government-sponsored enterprise obligations had gross unrealized losses with aggregate depreciation of 4.7% from our amortized cost basis existing for less than twelve months.  These losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At December 31, 2010, one mutual fund had a gross unrealized loss with aggregate depreciation of 3.8% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

At December 31, 2010, four private label mortgage-backed securities have gross unrealized losses of 8.2% from our amortized cost basis which existed for greater than twelve months.  On a quarterly basis, Management uses a third party that is experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (15 voluntary prepayment rate), severity of loss on defaulted loans (40% -55%), current levels of subordination, current credit enhancement (3.55% - 7.87%), vintage (2006), geographic location and projected default rates.  As a result of this analysis, two private label mortgage-backed securities were deemed to have other-than- temporary impairment losses during the year ended December 31, 2010, which resulted in writedowns of $590,000 due to other-than-temporary impairment on mortgage-backed securities, of which $443,000 was recognized in accumulated other comprehensive loss and $147,000 was recognized as a credit loss and charged to income.  During the year ended December 31, 2009, we had writedowns of $1.8 million due to other-than-temporary impairment on mortgage-backed securities, of which $1.5 million was recognized in accumulated other comprehensive loss and $278,000 was recognized as a credit loss and charged to income.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$278	$0

Additional credit losses for which other-than-temporary impairment charge was previously recorded	147	278

Balance at end of year	$425	$278

3.        LOANS

Loans consisted of the following amounts:	December 31,
	2010	2009
	(In thousands)

Commercial real estate	$221,578	$229,061
Residential real estate	112,680	64,299
Home equity	36,116	34,755
Commercial and industrial	135,250	145,012
Consumer	2,960	3,307
Total Loans	508,584	476,434
Unearned premiums and deferred loan fees and costs, net	742	360
Allowance for loan losses	(6,934)	(7,645)
	$502,392	$469,149

During 2010, we purchased residential real estate loans aggregating $61.9 million.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At December 31, 2010 and 2009, we serviced loans for participants aggregating $5.2 million and $5.4 million, respectively.

An analysis of changes in the allowance for loan losses is as follows:
	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$7,645	$8,796	$5,726
Provision	8,923	3,900	3,453
Charge-offs	(9,717)	(5,099)	(449)
Recoveries	83	48	66

Balance, end of year	$6,934	$7,645	$8,796

Further information pertaining to the allowance for loan losses by segment at December 31, 2010 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$-	$-	$19	$-	$19
Amount of allowance for loan losses not deemed to be impaired	877	3,182	2,830	26	6,915
Loans deemed to be impaired	125	1,891	539	-	2,555
Loans not deemed to be impaired	148,671	219,687	134,711	2,960	506,029

The following is a summary of past due and non-accrual loans by class at December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual
	(In thousands)
Residential real estate:
Residential 1-4 family	$196	$459	$172	$827	$-	$629
Home equity	121	-	138	259	-	144
Commercial real estate	14,797	-	919	15,716	-	1,891
Commercial and industrial	204	1,000	150	1,354	-	539
Consumer	7	-	-	7	-	1
Total	$15,325	$1,459	$1,379	$18,163	$-	$3,204

Loans in non-accrual were $5.5 million at December 31, 2009.  At December 31, 2010 and 2009, no loans were delinquent for ninety days or more and still accruing.

The following table summary of impaired loans by class at December 31, 2010

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$125	$127	$-
Commercial real estate	1,891	1,939	-
Commercial and Industrial	389	1,374	-
Total	2,405	3,440	-

Impaired loans with a valuation allowance:
Commercial and Industrial	150	150	19

Total impaired loans	$2,555	$3,590	$19

The following is a summary of information pertaining to impaired loans at December 31, 2009.

December 31,
2009
(In thousands)
Impaired loans without a valuation allowance	$192
Impaired loans with a valuation allowance	4,450
Total impaired loans	$4,642

Valuation allowance related to impaired loans	$875

Impaired loans in nonaccrual status	$4,642

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Average recorded investment in impaired loans	$3,378	$4,875	$2,134
Income recorded on cash basis during the period for impaired loans	-	-	-

No additional funds are committed to be advanced in connection with impaired loans.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $3.9 million and $5.7 million at December 31, 2010 and 2009, respectively.  Net service fee income of $11,000, $15,000, and $15,000 was recorded for the years ended December 31, 2010, 2009, and 2008, respectively, and is included in service charges and fees on the consolidated statements of income.

Credit Quality Information

We utilize an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans as follows:

Loans rated 1 – 3: Loans in these categories are considered “Pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “Pass Watch,” which represent loans to borrowers with declining earnings, losses, or strained cash flow.

Loans rated 5: Loans in this category are considered “Special Mention.” These loans exhibit potential credit weaknesses or downward trends and are being closely monitored by us.

Loans rated 6: Loans in this category are considered “Substandard.” Generally, a loan is considered substandard if the borrower exhibits a well-defined weakness that may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

Loans rated 7: Loans in this category are considered “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable and that a partial loss of principal is likely.

Loans rated 8: Loans in this category are considered uncollectible (“Loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $4.3 million at December 31, 2010.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at December 31, 2010.

	Commercial Real Estate	Commercial and Industrial
Loans rated 1 – 3	$174,137	$83,650
Loans rated 4	24,149	32,723
Loans rated 5	3,164	7,424
Loans rated 6	20,128	11,453
Loans rated 7	-	-
	$221,578	$135,250

4.        PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2010	2009
	(In thousands)

Land	$1,826	$1,826
Buildings	12,572	12,393
Leasehold improvements	1,435	1,435
Furniture and equipment	8,947	8,462
Construction in process	-	2
Total	24,780	24,118

Accumulated depreciation and amortization	(13,177)	(11,916)

Premises and equipment, net	$11,603	$12,202

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 amounted to $1.3 million, $1.3 million, and $1.2 million, respectively.

5.        DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	December 31,
	2010		2009
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand and NOW:
NOW accounts	$83,621	1.08%	$70,462	1.42%
Demand deposits	85,217	-	80,110	-

Savings:
Regular accounts	101,333	0.62	104,650	0.88
Money market accounts	76,184	0.57	50,120	0.74

Time certificates of deposit	353,980	1.98	342,633	2.49

Total deposits	$700,335	1.28%	$647,975	1.65%

Time deposits of $100,000 or more totaled $115.5 million and $97.8 million at December 31, 2010 and 2009, respectively.  Interest expense on such deposits totaled $2.2 million, $2.8 million and $3.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2011	$236,926
2012	31,356
2013	41,226
2014	36,540
2015	7,932
$353,980

Interest expense on deposits for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Savings	$823	$955	$748
Money market	358	467	763
Time	7,735	10,034	12,417
Other interest-bearing	934	1,238	1,205
	$9,850	$12,694	$15,133

Cash paid for interest on deposits totaled $9.8 million, $12.8 million and $15.1 million for years ended December 31, 2010, 2009, and 2008, respectively.

6.        SHORT-TERM BORROWINGS

FHLB Advances – FHLB advances with an original maturity of less than one year, amounted to $50.6 million and $58.0 million at December 31, 2010 and 2009, respectively, at a weighted average rate of 0.30% and 0.23%, respectively.

We have an “Ideal Way” line of credit with the FHLB for $9.5 million for the years ended December 31, 2009 and 2010.  Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis.  The outstanding principal shall be due daily but the portion not repaid will be automatically renewed.  At December 31, 2010, $101,000 in advances were outstanding under this line with a weighted average rate of 0.52%, and is reported in short-term borrowings.  At December 31, 2009, there were no advances outstanding under this line.

FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-back securities.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:
	Years Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Balance outstanding, end of year	$12,336	$16,499
Maximum amount outstanding at any month end during year	20,321	25,834
Average amount outstanding during year	14,459	22,835
Weighted average interest rate, end of year	0.40%	1.29%
Amortized cost of collateral pledged, end of year (1)	30,787	37,640
Fair value of collateral pledged, end of year (1)	32,086	39,376

(1)Includes collateral pledged toward $5.0 million in long-term customer repurchase agreements.

Our repurchase agreements are collateralized by government-sponsored enterprises and certain mortgage-backed securities.  The weighted average interest rate on the pledged collateral was 4.60% and 4.92% at December 31, 2010 and 2009, respectively.

Cash paid for interest on short-term borrowings totaled $375,000, $341,000, and $928,000 for years ended December 31, 2010, 2009, and 2008, respectively.

7.        LONG-TERM DEBT

FHLB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.
			Weighted Average
	Amount		Rate
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Fixed rate advances maturing:
2010	$5,150	$25,000	1.7%	2.6%
2011	34,605	21,650	2.0	2.1
2012	31,650	39,150	2.5	3.6
2013	29,887	16,650	3.0	3.1
2014	27,000	15,000	3.6	3.8
2015	14,000	10,000	2.7	3.8
	142,292	127,450	2.7	3.1
Variable rate advances maturing:
2015	9,336	-	2.4	-

Total advances	$151,628	$127,450	2.7%	3.1%

No FHLB advances were callable at December 31, 2010.

At December 31, 2010 and 2009, mortgage-backed securities pledged as collateral to the FHLBB had a carrying value of $233.7 million and 240.3 million, respectively.

Customer Repurchase Agreements - At December 31, 2010, we had one long-term customer repurchase agreement for $5.2 million with a rate of 2.50% and a final maturity in 2011.  At December 31, 2009, we had one long-term customer repurchase agreement for $5.0 million with a rate of 2.5% and a final maturity in 2010.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase  are secured by government-sponsored enterprise securities with a carrying value of $97.6 million.
			Weighted Average
	Amount		Rate
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Fixed rate advances maturing:
2013	$14,800	$14,800	2.5%	2.5%
2014	28,000	28,000	3.1	3.1
2018	29,500	29,500	2.9	2.9
	72,300	72,300	2.9	2.9
Variable rate advances maturing:
2018	9,000	9,000	3.8	1.9

Total advances	$81,300	$81,300	3.0%	2.8%

At December 31, 2010, we had $48.3 million in callable securities sold under agreements to repurchase.  At December 31, 2010, the years in which securities sold under agreements to repurchase are callable are as follows:

		Weighted Average
	Amount	Rate
	(In thousands)

2011	$38,300	2.9%
2012	10,000	3.1
	$48,300	2.9%

Cash paid for interest on long-term debt totaled $6.5 million, $7.0 million and $6.1 million for years ended December 31, 2010, 2009, and 2008, respectively.

8.        STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under our 2002 Stock Option Plan and 2007 Stock Option Plan, we may grant options to our directors, officers, and employees for up to 1,631,682 and 1,560,101, respectively, shares of common stock, of which 1,631,682 and 1,425,869, respectively, have been granted.  At December 31, 134,232 were available for future grants under these plans.  Both incentive stock options and non-statutory stock options may be granted under the plan.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  All options currently outstanding vest at 20% per year.

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009
Expected dividend yield	7.04%	6.35%
Expected volatility	35.83%	36.09%
Risk-free interest rate	2.48%	2.78%
Expected life	10 years	10 years

No stock options were granted during the year ended December 31, 2008.

The expected volatility is based on historical volatility.  The risk-free rates for period consistent with the expected term of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term is based on historical exercise.  The dividend yield assumption is based on our history and expectation of dividend payouts.

A summary of the status of our stock options at December 31, 2010 is presented below:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2009	2,223,012	$8.36
Granted	25,000	10.04
Exercised	(336,527)	4.39
Outstanding at December 31, 2010	1,911,485	9.08	5.84	1,578

Exercisable at December 31, 2010	1,271,141	$8.59	5.37	1,578

The weighted average fair value of the options granted in 2010 and 2009 was $1.27 and $2.36 per option, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $1.3 million, $502,000 and $2.4 million, respectively.  Cash received for options exercised during the years ended December 31, 2010, 2009, and 2008 was $1.5 million, $449,000, and $1.9 million, respectively.

For the years ended December 31, 2010, 2009, and 2008, share-based compensation expense applicable to stock options was $798,000, $899,000, and $770,000, respectively, with related tax benefits of $212,000, $242,000, and $185,000, respectively.

At December 31, 2010, total unrecognized share-based compensation cost related to unvested stock options was $1.5 million.  This amount is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees.  Of these totals, 652,664 and 589,100 shares, respectively, are currently issued and outstanding. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by us.  Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.  Shares awarded vest ratably over five years.  The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

A summary of the status of unvested restricted stock awards at December 31, 2010 is presented below:
	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2009	358,573	$10.00
Shares granted	9,000	7.67
Shares vested	(118,961)	10.00
Balance at December 31, 2010	248,612	$9.92

We recorded total expense for restricted stock awards of $1.2 million, $1.3million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Tax shortfalls related to equity incentive plan expense were $18,000 and $11,000 for the years ended December 31, 2010 and 2008, respectively.  A tax benefit of $5,000 related to this expense was recognized for the year ended December 31, 2009.  Unrecognized compensation cost for stock awards was $2.2 million at December 31, 2010, with a remaining life of 2.0 years.

In 2009, 22,000 restricted stock awards were granted, having a fair value of $9.34 per share.  No restricted stock awards were granted in 2008.  Total fair value of the stock awards vested was $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Ownership Plan - We established an ESOP for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period.  In January 2002, as part of the initial stock conversion, we provided a loan to the ESOP Trust which was used to purchase 8%, or 1,305,359 shares, of the common stock sold in the initial public offering.

In January 2007, as part of the second step stock conversion, we provided an additional loan to the ESOP Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering.  The 2002 and 2007 loans bear interest equal to 8.0% and provide for annual payments of interest and principal.

At December 31, 2010, the remaining principal balance is payable as follows:

Year Ending
December 31,	Amount

2011	$446,782
2012	446,782
2013	446,782
2014	446,782
2015	446,782
Thereafter	8,375,176
$10,609,086

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $747,000, $824,000, and $920,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

 Shares held by the ESOP include the following at December 31, 2010 and 2009:

	2010	2009

Allocated	504,462	437,626
Committed to be allocated	89,039	91,493
Unallocated	1,370,934	1,459,973
	1,964,435	1,989,092

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $12.7 million and $12.0 million at December 31, 2010 and 2009, respectively.  ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

9.        RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide basic and supplemental pension benefits for eligible employees through the SBERA Pension Plan (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$14,057	$12,698	$10,804
Service cost	930	862	817
Interest	773	730	756
Actuarial loss	1,079	26	628
Benefits paid	(648)	(259)	(307)
Benefit obligation, end of year	16,191	14,057	12,698

Change in plan assets:
Fair value of plan assets, beginning of year	9,793	8,445	9,504
Actual return (loss) on plan assets	1,205	1,607	(2,423)
Employer contribution	600	-	1,671
Benefits paid	(648)	(259)	(307)
Fair value of plan assets, end of year	10,950	9,793	8,445

Funded status and accrued benefit, end of year	$5,241	$4,264	$4,253

Accumulated benefit obligation, end of year	$9,842	$7,579	$6,824

The following actuarial assumptions were used in determining the pension benefit obligation for the years ended December 31:

	2010	2009

Discount rate	5.50%	5.50%
Rate of compensation increase	5.00	5.00

Net pension cost includes the following components for the years ended December 31:

	2010	2009	2008
	(In thousands)

Service cost	$930	$862	$817
Interest cost	773	730	756
Expected return on assets	(783)	(676)	(887)
Actuarial loss (gain)	91	137	(45)
Transition asset amortization	(12)	(12)	(13)

Net periodic pension cost	$999	$1,041	$628

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	Years Ended December 31,
	2010	2009	2008

Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.00	5.00	5.00

The expected long term rate of return on plan assets is based on prevailing yields of high quality fixed income investments increased by a premium of 3.00% to 5.00% for equity investments.  We have not yet determined what we expect to contribute to our pension plan in 2011.

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2010
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Collective funds	$3,004	$2,043	$-	$5,047
Equity securities	3,038	-	-	3,038
Mutual funds	1,608	-	-	1,608
Hedge funds	-	-	786	786
Short-term investments	-	471	-	471
	$7,650	$2,514	$786	$10,950

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Collective funds	$2,400	$1,633	$-	$4,033
Equity securities	2,522	-	-	2,522
Mutual funds	1,419	-	-	1,419
Hedge funds	-	-	756	756
Short-term investments	-	1,063	-	1,063
	$6,341	$2,696	$756	$9,793

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

The asset or liability fair value measurement level within fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Plan reports bonds and other obligations, short-term investments and equity securities at fair value based on published quotations.  Collective funds and hedge funds (“Funds”) are valued in accordance with valuations provided by such Funds, which generally value marketable equity securities at the last reported sales price on the valuation date and other investments at fair value, as determined by each Fund’s manager.

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

The following is a reconciliation of Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$756	$659

Unrealized appreciation	30	97

Balance at end of year	$786	$756

The defined benefit plan offers a common and collective trust as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2010 was an equity-based investment deployment range from 40% to 64% of total portfolio assets.  The remainder of the portfolio is allocated to fixed income from 15% to 25% and other investments including global asset allocation and hedge funds from 20% to 36%.  The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings.

Trustees of the Plan select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2011	$1,801
2012	710
2013	237
2014	963
2015	504
In aggregate for 2016 – 2020	3,265
$7,480

Postretirement Benefits - We provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement.  As of December 31, 2010 and 2009, the accrued liability recorded in other liabilities on the consolidated balance sheets amounted to $393,000 and $407,000, respectively.  Total expense associated with this plan amounted to $26,000 for each of the years ended December 31, 2010 and 2009, and $25,000 for the year ended December 31, 2008.

Supplemental Retirement Benefits - We provide supplemental retirement benefits to certain key officers.  At December 31, 2010 and 2009, we had accrued $102,000 and $183,000, respectively, relating to these benefits.  Amounts charged to expense were $12,000, $127,000, and $347,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan.  We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan.  Our contributions to the plan were $184,000, $171,000 and $169,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

10.      REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the OTS.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 capital to average assets (as defined) and of tangible capital (as defined) to tangible assets (as defined).  We believe, as of December 31, 2010 and 2009, that we met all capital adequacy requirements to which we are subject.

As of December 31, 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Our actual capital ratios as of December 31, 2010 and 2009 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010

Total Capital (to Risk Weighted Assets):
Consolidated	$231,272	34.05%	$54,339	8.00%	N/A	-
Bank	221,643	32.69	54,238	8.00	$67,797	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	224,338	33.03	27,169	4.00	N/A	-
Bank	214,668	31.66	27,119	4.00	40,678	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	224,338	18.07	49,662	4.00	N/A	-
Bank	214,668	17.37	49,434	4.00	61,793	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	214,668	17.37	24,717	2.00	N/A	-

December 31, 2009

Total Capital (to Risk Weighted Assets):
Consolidated	$257,209	38.07%	$54,052	8.00%	N/A
Bank	236,940	35.29	53,706	8.00	$67,132	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	249,564	36.94	27,026	4.00	N/A	-
Bank	230,109	34.28	26,853	4.00	40,279	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	249,564	20.92	47,713	4.00	N/A	-
Bank	230,109	19.56	47,059	4.00	58,824	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	230,109	19.56	23,530	2.00	N/A	-

The following is a reconciliation of our GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2010	2009
	(In thousands)
Consolidated GAAP capital	$221,245	$247,299
Unrealized losses on certain available for sale
securities, net of tax	3,774	913
Unrealized losses on defined benefit pension plan	1,742	1,352
Disallowed deferred tax asset	(2,423)	-
Tier 1 capital	224,338	249,564

Plus: allowance for loan losses	6,934	7,645

Total regulatory capital	$231,272	$257,209

In January 2008, we announced that the Board of Directors had approved a share repurchase program (the “Repurchase Program”) which authorized the repurchase of up to 3,194,000 shares or ten percent of our outstanding shares of common stock.  This program was completed during the second quarter of 2010.  On May 25, 2010 the Board of Directors voted to authorize the commencement of a second repurchase program, authorizing the repurchase of an additional 2,924,367 shares, or ten percent of our outstanding shares of common stock.  At December 31, 2010, we had 1,552,516 shares remaining to be purchased under this program.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to us in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval.  In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  At December 31, 2010 and 2009, the Bank’s retained earnings available for payment of dividends was $1.9 million and $12.3 million, respectively.  Accordingly, $54.3 million and $54.1 million of our equity in the net assets of the Bank was restricted at December 31, 2010 and 2009, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.  The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.

11.      INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

Current tax provision:
Federal	$302	$1,213	$2,774
State	121	166	119
Total	423	1,379	2,893

Deferred tax (benefit) provision:
Federal	(387)	(108)	(1,153)
State	(2)	(4)	55
Total	(389)	(112)	(1,098)

Total	$34	$1,267	$1,795

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.6	1.6	1.3
Tax exempt income	(17.0)	(7.1)	(5.8)
Bank-owned life insurance	(17.0)	(7.7)	(5.7)
Dividends received deduction	-	-	(0.1)
Other, net	(1.5)	(2.0)	(2.5)

Effective tax rate	1.1%	18.8%	21.2%

Cash paid for income taxes for the years ended December 31, 2010, 2009, and 2008 was $177,000, $1.8 million, and $3.4 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2010	2009
	(In thousands)

Net unrealized loss on securities available for sale	$1,968	$742
Defined benefit plan	896	695
Allowance for loan losses	2,357	2,599
Employee benefit and share-based compensation plans	2,327	2,094
Other-than-temporary impairment write-down	581	531
Other	682	334

Net deferred tax asset	$8,811	$6,995

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

Our income tax returns are subject to review and examination by federal and state tax authorities.  We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009.  The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2007 are open.

12.      TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers.  Such loans, in our opinion do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:
	Years Ended December 31,
	2010	2009
	(In thousands)

Balance, beginning of year	$17,626	$15,539
Principal distributions	187	4,061
Repayments of principal	(2,503)	(1,974)
Balance, end of year	$15,310	$17,626

13.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit with off-balance-sheet risk that are not reflected in the consolidated financial statements.  Financial instruments with off-balance-sheet risk involve elements of credit, interest rate, liquidity and market risk.

We do not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2010	2009
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$80,378	$78,173
Loan commitments	6,637	13,482
Existing construction loan agreements	217	882
Standby letters of credit	3,032	3,745

We use the same credit policies in making commitments and conditional obligations as for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are written conditional commitments issued by us that guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2010, outstanding commitments to extend credit totaled $90.3 million, with $5.6 million in fixed rate commitments with interest rates ranging from 4.25% to 12.00% and $84.7 million in variable rate commitments.  At December 31, 2009, outstanding commitments to extend credit totaled $96.3 million, with $9.6 million in fixed rate commitments with interest rates ranging from 4.25% to 12.00% and $86.7 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and noncancelable leases expiring in various years through the year 2046.  Certain of the leases provide for renewal periods for up to forty years at our discretion.  Rent expense under operating leases was $523,000, $481,000, and $401,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2010, are as follows:

Year Ending December 31,	Amount
(In thousands)

2011	$565
2012	473
2013	466
2014	463
2015	435
Thereafter	10,137
$12,539

Employment and change of control agreements

We have entered into employment and change of control agreements with certain senior officers. The initial term of the employment agreements is for three years subject to separate one-year extensions as approved by the Board of Directors at the end of each applicable fiscal year. Each employment agreement provides for minimum annual salaries, discretionary cash bonuses and other fringe benefits as well as severance benefits upon certain terminations of employment that are not for cause. The change of control agreements expire one year following a notice of non-extension and only provide for severance benefits upon certain terminations of employment that are not for cause and that are related to a change of control of the Company or the Bank.

14.      CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in Western Massachusetts.  As of December 31, 2010 and 2009, our residential and commercial related real estate loans represented 72.8% and 68.9% of total loans, respectively.  Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted.  For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

15.      FAIR VALUE OF ASSETS AND LIABLITIES

Determination of Fair Value

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof, and private label residential mortgage-backed securities.  At December 31, 2010, all fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Long-term debt - The fair values of our long-term debt is estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Commitments to extend credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,272	$1,641	$-	$6,913
Common and preferred stock	47	-	-	47
Government-sponsored enterprise obligations	-	17,864	-	17,864
State and municipal bonds	-	43,077	-	43,077
Government sponsored residential mortgage-backed securities	-	380,984	-	380,984
U.S. government guaranteed residential mortgage-backed securities	-	187,676	-	187,676
Private label residential mortgage-backed securities	-	7,578	-	7,578
Total assets	$5,319	$638,820	$-	$644,139

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available for sale:
Mutual funds	$5,037	$1,452	$-	$6,489
Common and preferred stock	59	-	-	59
Government-sponsored enterprise obligations	-	10,698	-	10,698
State and municipal	-	2,070	-	2,070
Government-sponsored residential mortgage-backed securities	-	290,248	-	290,248
U.S. government guaranteed residential mortgage-backed securities	-	1,047	-	1,047
Private-label residential mortgage-backed	-	8,510	-	8,510
Total assets	$5,096	$314,025	$-	$319,121

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the year ended December 31, 2010.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010 and 2009.

	At			Year Ended
	December 31, 2010			December 31, 2010
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,661	$(714)
Other real estate owned	-	-	223	(157)
Total assets	$-	$-	$1,884	$(871)

	At			Year Ended
	December 31, 2009			December 31, 2009
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$3,575	$(875)
Total assets	$-	$-	$3,575	$(875)

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using the market approach less selling costs.

We do not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments at December 31 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$11,611	$11,611	$28,719	$28,719
Securities:
Available for sale	644,139	644,139	319,121	319,121
Held to maturity	-	-	295,011	303,619
Federal Home Loan Bank of Boston
and other restricted stock	12,251	12,251	10,339	10,339
Loans - net	502,392	505,791	469,149	474,554
Accrued interest receivable	4,279	4,279	5,198	5,198

Liabilities:
Deposits	700,335	697,815	647,975	649,473
Short-term borrowings	62,937	62,936	74,499	74,499
Long-term debt	238,151	243,800	213,845	214,669
Accrued interest payable	720	720	730	730

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

16.      SEGMENT INFORMATION

We have one reportable segment, “Community Banking.”  All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities supports the others.  For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  Accordingly, all significant operating decisions are based upon our analysis as one operating segment or unit.

We operate only in the U.S. domestic market, primarily in Western Massachusetts.  For the years ended December 31, 2010, 2009 and 2008, there is no customer that accounted for more than 10% of our revenue.

17.      CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2010	2009
	(In thousands)
ASSETS:
Due from banks	$1,236	$5,237
Federal funds sold	3	-
Securities held to maturity	-	1,917
Securities available for sale	4,544	8,130
Investment in subsidiaries	210,886	227,680
Other assets	4,633	4,371
TOTAL ASSETS	221,302	247,335

LIABILITIES AND EQUITY:
Liabilities	57	36
Equity	221,245	247,299
TOTAL LIABILITIES AND EQUITY	$221,302	$247,335

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
INCOME (LOSS):
Dividends from subsidiaries	$19,500	$9,078	$-
Interest income from securities	247	1,499	2,231
Interest income from federal funds sold	-	4	290
(Loss) gain on sale of securities, net	(22)	(2,079)	303
Other income	2	6	9
Total income	19,727	8,508	2,833

OPERATING EXPENSE:
Salaries and employee benefits	2,710	3,100	2,857
Other	426	470	491
Total operating expense	3,136	3,570	3,348

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	16,591	4,938	(515)

EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF
SUBSIDIARIES	(13,600)	(767)	7,144

NET INCOME BEFORE TAXES	2,991	4,171	6,629

INCOME TAX BENEFIT	(15)	(1,288)	(62)

NET INCOME	$3,006	$5,459	$6,691

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net Income	$3,006	$5,459	$6,691
Undistributed equity in subsidiaries	13,600	767	(7,144)
Net amortization of premiums and discounts on securities	14	39	10
Net realized securities losses (gains)	22	2,079	(303)
Change in other liabilities	21	(92)	1
Change in other assets	367	(789)	414
Other, net	2,110	2,610	2,327

Net cash provided by operating activities	19,140	10,073	1,996

INVESTING ACTIVITIES:
Purchase of securities	-	(5,276)	-
Proceeds from principal collections	1,160	10,509	5,331
Sale of securities	4,264	4,394	18,414

Net cash provided by investing activities	5,424	9,627	23,745

FINANCING ACTIVITIES:
Cash dividends paid	(14,295)	(14,595)	(17,945)
Common stock repurchased	(16,127)	(13,690)	(10,483)
Excess tax benefit from share-based compensation	383	155	334
Issuance of common stock in connection with stock
option exercises	1,477	449	1,901

Net cash used in financing activities	(28,562)	(27,681)	(26,193)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,998)	(7,981)	(452)

CASH AND CASH EQUIVALENTS:
Beginning of year	5,237	13,218	13,670

End of year	$1,239	$5,237	$13,218

18.      OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2010, 2009 and 2008, respectively.

19.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$11,955	$11,595	$11,550	$11,047
Interest expense	4,264	4,171	4,201	4,129

Net interest and dividend income	7,691	7,424	7,349	6,918

Provision for loan losses	500	4,120	3,928	375
Noninterest income	867	878	836	883

Total other-than-temporary impairment losses in securities	(1,071)	-	-	(490)
Portion of impairment losses recognized in accumulated other comprehensive loss	971	-	-	443
Net impairment losses recognized in income	(100)	-	-	(47)

Loss on sales of premises and equipment, net	-	-	-	-
Loss on prepayment of borrowings	-	-	-	-
Loss on disposal of OREO	7	(6)	-	-
Gain (loss) on sales of securities, net	186	1,132	2,609	145
Noninterest expense	6,395	5,941	6,184	6,289

Income before income taxes	1,756	(633)	682	1,235
Income taxes	402	(247)	(17)	(104)
Net income	$1,354	$(386)	$699	$1,339

Basic earnings per share	$0.05	$(0.01)	$0.03	$0.04
Diluted earnings per share	$0.05	$(0.01)	$0.03	$0.04

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$13,102	$12,975	$13,298	$13,155
Interest expense	5,084	5,169	5,056	4,713

Net interest and dividend income	8,018	7,806	8,242	8,442

Provision for loan losses	1,150	590	620	1,540
Noninterest income	1,060	1,098	951	967

Total other-than-temporary impairment losses in securities	-	-	(1,343)	(411)
Portion of impairment losses recognized in accumulated other comprehensive loss	-	-	1,157	319
Net impairment losses recognized in income	-	-	(186)	(92)

Loss on sales of premises and equipment, net	(8)	-	-	-
Loss on prepayment of borrowings	-	(142)	-	-
Loss on disposal of OREO	-	-	(110)	-
Gain (loss) on sales of securities, net	87	122	(774)	182
Noninterest expense	6,408	7,007	6,064	5,558

Income before income taxes	1,599	1,287	1,439	2,401
Income taxes	394	214	197	462
Net income	$1,205	$1,073	$1,242	$1,939

Basic earnings per share	$0.04	$0.04	$0.04	$0.07
Diluted earnings per share	$0.04	$0.04	$0.04	$0.06