Form 10-Q
period 2011-03-31
WESTFIELD FINANCIAL INC
filed 2011-05-06
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 2, 2011 the registrant had 28,045,510 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$9,151	$9,247
Federal funds sold	10	13
Interest-bearing deposits and other short term investments	4,446	2,351
CASH AND CASH EQUIVALENTS	13,607	11,611

Securities available for sale - at fair value	623,414	642,467

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,354	12,282

LOANS - Net of allowance for loan losses of $6,999 at March 31, 2011 and $6,934 at December 31, 2010	518,357	502,392

PREMISES AND EQUIPMENT, Net	11,368	11,603

ACCRUED INTEREST RECEIVABLE	4,248	4,279

BANK-OWNED LIFE INSURANCE	42,860	40,494

DEFERRED TAX ASSET, Net	9,425	8,811

OTHER REAL ESTATE OWNED	223	223

OTHER ASSETS	4,959	5,327
TOTAL ASSETS	$1,240,815	$1,239,489

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$85,471	$85,217
Interest-bearing	622,064	615,118
Total deposits	707,535	700,335

SHORT-TERM BORROWINGS	55,138	62,937

LONG-TERM DEBT	250,230	238,151
SECURITIES PENDING SETTLEMENT	-	7,791
OTHER LIABILITIES	8,556	9,030
TOTAL LIABILITIES	1,021,459	1,018,244

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, None outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 28,045,510 shares issued and outstanding at March 31, 2011; 28,166,419 shares issued and outstanding at December 31, 2010	280	282
Additional paid-in capital	181,044	181,842
Unearned compensation - ESOP	(9,556)	(9,701)
Unearned compensation - Equity Incentive Plan	(1,867)	(2,158)
Retained earnings	56,032	56,496
Accumulated other comprehensive loss	(6,577)	(5,516)
Total shareholders' equity	219,356	221,245
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,240,815	$1,239,489

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$4,811	$5,361
Residential and commercial real estate loans	4,674	4,476
Commercial and industrial loans	1,443	1,635
Debt securities, tax-exempt	419	371
Consumer loans	49	56
Equity securities	47	50
Federal funds sold, interest-bearing deposits and other investments	14	6
Total interest and dividend income	11,457	11,955
INTEREST EXPENSE:
Deposits	2,106	2,615
Long-term debt	1,645	1,586
Short-term borrowings	59	63
Total interest expense	3,810	4,264
Net interest and dividend income	7,647	7,691
PROVISION FOR LOAN LOSSES	339	500
Net interest and dividend income after provision for loan losses	7,308	7,191

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	(345)	(1,071)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	313	971
Net other-than-temporary impairment losses recognized in income	(32)	(100)
Service charges and fees	441	492
Income from bank-owned life insurance	366	375
Gain on sales of securities, net	31	186
Gain on disposal of other real estate owned	-	7
Total noninterest income	806	960
NONINTEREST EXPENSE:
Salaries and employees benefits	3,953	3,817
Occupancy	678	660
Computer operations	486	485
Professional fees	439	423
OREO expense	8	243
FDIC insurance assessment	208	163
Other	768	604
Total noninterest expense	6,540	6,395
INCOME BEFORE INCOME TAXES	1,574	1,756
INCOME TAX PROVISION	288	402
NET INCOME	$1,286	$1,354

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.05	$0.05
Weighted average shares outstanding	26,746,102	28,186,887
Diluted earnings per share	$0.05	$0.05
Weighted average diluted shares outstanding	26,875,244	28,439,241

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except share data)
					Unearned		Accumulated
	Common Stock		Additional	Unearned	Compensation		Other
	Shares	Par Value	Paid-in Capital	Compensation - ESOP	- Equity Incentive Plan	Retained Earnings	Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Comprehensive income:
Net income	-	-	-	-	-	1,354	-	1,354
Net unrealized losses on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	(384)	(384)
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	18	18
Total comprehensive income								988
Common stock held by ESOP committed to be released (89,040 shares)	-	-	35	150	-	-	-	185
Share-based compensation - stock options	-	-	199	-	-	-	-	199
Share-based compensation - equity incentive plan	-	-	-	-	289	-	-	289
Excess tax benefits from equity incentive plan	-	-	6	-	-	-	-	6
Common stock repurchased	(236,814)	(2)	(1,944)	-	-	-	-	(1,946)
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(1,410)	-	(1,410)
BALANCE AT MARCH 31, 2010	29,581,712	$296	$191,905	$(10,149)	$(2,959)	$69,197	$(2,680)	$245,610

BALANCE AT DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Comprehensive income:
Net income	-	-	-	-	-	1,286	-	1,286
Net unrealized losses on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(1,078)	(1,078)
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	17	17
Total comprehensive income								225
Common stock held by ESOP committed to be released (86,586 shares)	-	-	46	145	-	-	-	191
Share-based compensation - stock options	-	-	200	-	-	-	-	200
Share-based compensation - equity incentive plan	-	-	-	-	291	-	-	291
Excess tax benefits from equity incentive plan	-	-	5	-	-	-	-	5
Common stock repurchased	(155,555)	(2)	(1,361)	-	-	-	-	(1,363)
Issuance of common stock in connection with stock option exercises	34,646	-	294	-	-	(141)	-	153
Excess tax benefit in connection with stock option exercises	-	-	18	-	-	-	-	18
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,609)	-	(1,609)
BALANCE AT MARCH 31, 2011	28,045,510	$280	$181,044	$(9,556)	$(1,867)	$56,032	$(6,577)	$219,356
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)
	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,286	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	339	500
Depreciation and amortization of premises and equipment	307	318
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	904	1,409
Share-based compensation expense	491	488
Amortization of ESOP expense	191	185
Excess tax benefits from equity incentive plan	(5)	(6)
Excess tax benefits in connection with stock option exercises	(18)	-
Net gains on sales of securities	(31)	(186)
Other-than-temporary impairment losses of securities	32	100
Write-downs of other real estate owned	-	227
Net gain on sale of other real estate owned	-	(7)
Deferred income tax benefit	(53)	(53)
Income from bank-owned life insurance	(366)	(383)
Changes in assets and liabilities:
Accrued interest receivable	22	(88)
Other assets	386	349
Other liabilities	(378)	445
Net cash provided by operating activities	3,089	4,652
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	-	(13,182)
Proceeds from calls, maturities, and principal collections	-	23,949
Securities, available for sale:
Purchases	(65,842)	(116,720)
Proceeds from sales	50,893	48,168
Proceeds from calls, maturities, and principal collections	23,671	25,509
Purchase of residential mortgages	(23,888)	(2,901)
Loan principal payments, net of originations	7,580	11,124
Purchase of Federal Home Loan Bank of Boston stock	(72)	-
Proceeds from sale of other real estate owned	-	1,003
Purchases of premises and equipment	(72)	(118)
Purchase of bank-owned life insurance	(2,000)	-
Net cash used in investing activities	(9,730)	(23,168)
FINANCING ACTIVITIES:
Net increase in deposits	7,200	13,343
Net change in short-term borrowings	(7,799)	250
Repayment of long-term debt	(2,000)	(4,000)
Proceeds from long-term debt	14,032	31
Cash dividends paid	(1,609)	(1,410)
Common stock repurchased	(1,363)	(1,946)
Issuance of common stock in connection with stock option exercises	153	-
Excess tax benefits in connection with equity incentive plan	5	6
Excess tax benefits in connection with stock option exercises	18	-
Net cash provided by financing activities	8,637	6,274
NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,996	(12,242)
Beginning of period	11,611	28,719
End of period	$13,607	$16,477
Supplemental cash flow information:
Transfer of loans to other real estate owned	$-	$538
Interest paid	3,820	4,269
Taxes paid	51	70

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2011, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

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

Earnings per common share for the three months ended March 31, 2011 and 2010 have been computed based on the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)

Net income applicable to common stock	$1,286	$1,354

Average number of common shares issued	28,152	29,691
Less: Average unallocated ESOP Shares	(1,371)	(1,460)
Average ungranted equity incentive plan shares	(35)	(44)

Average number of common shares outstanding used
to calculate basic earnings per common share	26,746	28,187

Effect of dilutive stock options	129	252

Average number of common shares outstanding used
to calculate diluted earnings per common share	26,875	28,439

Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.05	$0.05

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  At March 31, 2011 and 2010, 1,576,024 and 1,551,024 shares were antidilutive, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Unrealized holding losses on available-for-sale securities	$(1,649)	$(470)
Reclassification adjustment for gains realized in income	(31)	(186)
Other-than-temporary impairment losses on available-for-sale securities charged to earnings	32	100
Net unrealized losses on available-for-sale securities	(1,648)	(556)
Tax effect	570	172
Net-of-tax amount	(1,078)	(384)

Gains and losses arising during the period pertaining to defined benefit plans	-	7
Reclassification adjustments for items reflected in earnings:
Actuarial loss	29	23
Transition asset	(3)	(3)
Net adjustments pertaining to defined benefit plan	26	27
Tax effect	(9)	(9)
Net-of-tax amount	17	18

Net accumulated other comprehensive income	$(1,061)	$(366)

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)

Net unrealized loss on securities available for sale	$(6,933)	$(5,299)
Tax effect	2,383	1,817
Net-of-tax amount	(4,550)	(3,482)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(457)	(443)
Tax effect	155	151
Net-of-tax amount	(302)	(292)

Unrecognized transition asset pertaining to defined benefit plan	41	44
Unrecognized deferred loss pertaining to defined benefit plan	(2,653)	(2,682)
Net components pertaining to defined benefit plan	(2,612)	(2,638)
Tax effect	887	896
Net-of-tax amount	(1,725)	(1,742)

Net accumulated other comprehensive loss	$(6,577)	$(5,516)

4.      SECURITIES

Securities are summarized as follows:
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$356,536	$3,740	$(6,086)	$354,190
U.S. government guaranteed residential mortgage-backed securities	192,375	431	(5,306)	187,500
Private-label residential mortgage-backed securities	7,665	-	(584)	7,081
Government-sponsored enterprise obligations	26,785	203	(900)	26,088
Municipal bonds	42,049	1,318	(121)	43,246
Mutual funds	5,355	13	(79)	5,289
Common and preferred stock	39	-	(19)	20

Total	$630,804	$5,705	$(13,095)	$623,414

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$381,436	$4,967	$(5,419)	$380,984
U.S. government guaranteed residential mortgage-backed securities	192,609	396	(5,329)	187,676
Private-label residential mortgage-backed securities	8,251	-	(673)	7,578
Government-sponsored enterprise obligations	18,447	193	(776)	17,864
Municipal bonds	42,119	1,298	(340)	43,077
Mutual funds	5,308	25	(61)	5,272
Common and preferred stock	39	-	(23)	16

Total	$648,209	$6,879	$(12,621)	$642,467

The amortized cost and fair value of debt securities, excluding mortgage-backed securities, at March 31, 2011, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Due in one year or less	$270	$272
Due after one year through five years	20,414	20,977
Due after five years through ten years	29,148	29,780
Due after ten years	19,002	18,305

Total available for sale	$68,834	$69,334

Gross realized gains and losses on sales of securities for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Gross gains realized	$562	$645
Gross losses realized	(531)	(459)
Net gain (loss) realized	$31	$186

Proceeds from the sale of securities available for sale amounted $50.9 million and $48.2 million for the three months ended March 31, 2011 and 2010, respectively.

The tax provision applicable to net realized gains and losses were $12,000 and $63,000 for the three months ended March 31, 2011 and 2010, respectively.

One security with a carrying value of $2.2 million at December 31, 2010, was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.  No securities were pledged to secure public deposits at March 31, 2011.

Information pertaining to securities with gross unrealized losses at March 31, 2011and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored residential mortgage-backed securities	$(6,086)	$242,757	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(5,306)	155,554	-	-
Private-label residential mortgage-backed securities	-	-	(584)	7,080
Government-sponsored enterprise obligations	(900)	4,098	-	-
Municipal bonds	(121)	17,174	-	-
Mutual funds	(3)	2,727	(76)	1,552
Common and preferred stock	(19)	20	-	-

Total	$(12,435)	$422,330	$(660)	$8,632

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$(5,419)	$225,105	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(5,329)	145,430	-	-
Private-label residential mortgage-backed securities	-	-	(673)	7,578
Government-sponsored enterprise obligations	(776)	15,674	-	-
Municipal bonds	(340)	8,856	-	-
Mutual funds	-	-	(61)	1,548
Common and preferred stock	-	-	(23)	16

Total	$(11,864)	$395,065	$(757)	$9,142

At March 31, 2011, fifty-five government-sponsored and U.S. government guaranteed mortgage-backed securities had gross unrealized losses with aggregate depreciation of 2.8% from our amortized cost basis existing for less than twelve months.  At March 31, 2011, three government-sponsored enterprise obligations had gross unrealized losses with aggregate depreciation of 5.0% from our amortized cost basis existing for less than twelve months.  At March 31, 2011, eight municipal bonds had gross unrealized losses with aggregate depreciation of 2.9% from our amortized cost basis existing for less than twelve months.  These losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At March 31, 2011, one mutual fund had a gross unrealized loss with aggregate depreciation of 4.7% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

At March 31, 2011, four private label mortgage-backed securities have gross unrealized losses of 7.6% from our amortized cost basis which existed for greater than twelve months.  Management uses a third party on a quarterly basis that is experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (10 - 20 voluntary prepayment rate), severity of loss on defaulted loans (40% - 55%), current levels of subordination, current credit enhancement (2.62% - 7.47%), vintage (2006), geographic location and projected default rates.  As a result of this analysis, two private label mortgage-backed securities were deemed to have other-than- temporary impairment losses as of March 31, 2011.  During the three months ended March 31, 2011, we had writedowns of $345,000 due to other-than-temporary impairment on mortgage-backed securities, of which $313,000 was recognized in accumulated other comprehensive loss and $32,000 was recognized as a credit loss and charged to income.  During the three months ended March 31, 2010, we had writedowns of $1.1 million due to other-than-temporary impairment on mortgage-backed securities, of which $971,000 million was recognized in accumulated other comprehensive loss and $100,000 was recognized as a credit loss and charged to income.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Balance, beginning of period	$425	$278

Additional credit losses for which other-than-temporary impairment charge was previously recorded	32	100

Balance, end of period	$457	$378

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial real estate	$220,307	$221,578
Residential real estate	134,007	112,680
Home equity	36,380	36,116
Commercial and industrial	130,999	135,250
Consumer	2,795	2,960
Total loans	524,488	508,584
Unearned premiums and deferred loan fees and costs, net	868	742
Allowance for loan losses	(6,999)	(6,934)
	$518,357	$502,392

During the three months ended March 31, 2011 and 2010, we purchased residential real estate loans aggregating $23.9 million and $2.9 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At March 31, 2011 and December 31, 2010, we serviced loans for participants aggregating $5.1 million and $5.2 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $3.5 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively.  Net service fee income of $2,000, and $3,000 was recorded for three months ended March 31, 2011 and 2010, and is included in service charges and fees on the consolidated statements of income.

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

An analysis of changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2011
Balance, beginning of period	$877	$3,182	$2,849	$26	$6,934
Provision	127	(9)	234	(13)	339
Charge-offs	-	-	(355)	(4)	(359)
Recoveries	1	4	69	11	85
Balance, end of period	$1,005	$3,177	$2,797	$20	$6,999

March 31, 2010
Balance, beginning of period	$487	$2,371	$4,748	$39	$7,645
Provision	43	84	385	(12)	500
Charge-offs	(1)	-	(607)	(8)	(616)
Recoveries	1	-	8	13	22
Balance, end of period	$530	$2,455	$4,534	$32	$7,551

Further information pertaining to the allowance for loan losses by segment at March 31, 2011 and December 31, 2010 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2011
Allowance for loan and lease losses:
Individually evaluated for loss potential	$-	$419	$36	$-	$455
Collectively evaluated for loss potential	1,005	2,758	2,761	20	6,544
Total	$1,005	$3,177	$2,797	$20	$6,999

Loans and leases outstanding:
Individually evaluated for loss potential	$123	$15,859	$2,349	$-	$18,331
Collectively evaluated for loss potential	170,264	204,448	128,650	2,795	506,157
Total	$170,387	$220,307	$130,999	$2,795	$524,488

December 31, 2010
Allowance for loan and lease losses:
Individually evaluated for loss potential	$-	$-	$19	$-	$19
Collectively evaluated for loss potential	877	3,182	2,830	26	6,915
Total	$877	$3,182	$2,849	$26	$6,934

Loans and leases outstanding:
Individually evaluated for loss potential	$125	$1,891	$539	$-	$2,555
Collectively evaluated for loss potential	148,671	219,687	134,711	2,960	506,029
Total	$148,796	$221,578	$135,250	$2,960	$508,584

The following is a summary of past due and non-accrual loans by class at March 31, 2011 and December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual
	(In thousands)
March 31, 2011
Residential real estate:
Residential 1-4 family	$410	$238	$51	$699	$-	$617
Home equity	203	-	117	320	-	121
Commercial real estate	14,465	283	640	15,388	-	1,859
Commercial and industrial	4,959	-	150	5,109	-	1,349
Consumer	6	-	-	6	-	-
Total	$20,043	$521	$958	$21,522	$-	$3,946

December 31, 2010
Residential real estate:
Residential 1-4 family	$196	$459	$172	$827	$-	$629
Home equity	121	-	138	259	-	144
Commercial real estate	14,797	-	919	15,716	-	1,891
Commercial and industrial	204	1,000	150	1,354	-	539
Consumer	7	-	-	7	-	1
Total	$15,325	$1,459	$1,379	$18,163	$-	$3,204

At March 31, 2011 and December 31, 2010, no loans were delinquent for ninety days or more and still accruing.

The following table summary of impaired loans by class:
				Three Months Ended
	At March 31, 2011			March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$123	$127	$-	$124	$-
Commercial real estate	1,639	1,696	-	795	-
Commercial and industrial	1,200	1,200	-	1,765	-
Total	2,962	3,023	-	2,684	-

Impaired loans with a valuation allowance:
Commercial real estate	14,220	14,236	419	6,900	195
Commercial and industrial	1,149	1,150	36	622	15
Total	15,369	15,386	455	7,522	210

Total impaired loans	$18,331	$18,409	$455	$10,206	$210

				Three Months Ended
	At December 31, 2010			March 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$125	$127	$-	$96	$-
Commercial real estate	1,891	1,939	-	778	-
Commercial and industrial	389	1,374	-	617	-
Total	2,405	3,440	-	1,491	-

Impaired loans with a valuation allowance:
Commercial and industrial	150	150	19	1,933	-

Total impaired loans	$2,555	$3,590	$19	$3,424	$-

No interest income was recognized for impaired loans on a cash basis during the three months ended March 31, 2011 or 2010.

Included in impaired loans at March 31, 2011 is one commercial real estate loan in the amount of $14.0 million, one commercial and industrial loan in the amount of $1.0 million and one residential real estate loan in the amount of $123,000, which were modified in TDRs.  Included in nonperforming loans at December 31, 2010 is one loan in the amount of $125,000 which was modified in a TDR. No additional funds are committed to be advanced in connection with impaired loans.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $1.0 and $4.3 million at March 31, 2011 and December 31, 2010, respectively.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at March 31, 2011 and December 31, 2010.

	Commercial Real Estate	Commercial and Industrial
	(In thousands)
March 31, 2011
Loans rated 1 – 3	$169,307	$77,081
Loans rated 4	27,453	33,412
Loans rated 5	2,204	7,547
Loans rated 6	21,124	12,959
Loans rated 7	219	-
	$220,307	$130,999

December 31, 2010
Loans rated 1 – 3	$174,137	$83,650
Loans rated 4	24,149	32,723
Loans rated 5	3,164	7,424
Loans rated 6	20,128	11,453
Loans rated 7	-	-
	$221,578	$135,250

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

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  The fair value of each option granted is estimated on the grant date using the binomial option pricing model.

All stock awards and stock options currently vest at 20% per year.  At March 31, 2011, 34,941 stock awards and 134,232 stock options were available for future grants.

Our stock award and stock option plans activity for the three months ended March 31, 2011 and 2010 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	248,612	$9.92	1,911,485	$9.08
Stock options exercised	-	-	(34,646)	4.39
Outstanding at March 31, 2011	248,612	$9.92	1,876,839	$9.17

Outstanding at December 31, 2009	358,573	$10.00	2,223,012	$8.36
Outstanding at March 31, 2010	358,573	$10.00	2,253,012	$8.36

We recorded compensation cost related to the stock awards of $291,000 and $289,000 for the three months ended March 31, 2011 and 2010, respectively.

We recorded compensation costs relating to stock options of $200,000 and $199,000 for the three months ended March 31, 2011 and 2010, respectively.  Tax benefits related to stock option compensation were $53,000 for both the three months ended March 31, 2011 and 2010.

No stock awards or stock options were granted during the three months ended March 31, 2011 or 2010.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $38.8 million and $50.6 million at March 31, 2011 and December 31, 2010, respectively.  Customer repurchase agreements were $16.3 million at March 31, 2011, and $12.3 million at December 31, 2010.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at March 31, 2011 and December 31, 2010 were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At March 31, 2011, we had $163.6 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $151.6 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2010.  Customer repurchase agreements were $5.3 million at March 31, 2011 and $5.2 million at December 31, 2010.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

All FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-back securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Service cost	$247	$233
Interest cost	223	193
Expected return on assets	(219)	(196)
Transition obligation	(3)	(3)
Actuarial loss	29	23
Net periodic pension cost	$277	$250

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2011.  No contributions have been made to the plan for the three months ended March 31, 2011.

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

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,289	$-	$-	$5,289
Common and preferred stock	20	-	-	20
U.S. government and federal agency debt securities	-	26,088	-	26,088
State and municipal bonds	-	43,246	-	43,246
Government sponsored residential mortgage-backed securities	-	354,190	-	354,190
U.S. government guaranteed residential mortgage-backed securities	-	187,500	-	187,500
Private label residential mortgage-backed securities	-	7,081	-	7,081
Total assets	$5,309	$618,105	$-	$623,414

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,272	$-	$-	$5,272
Common and preferred stock	16	-	-	16
U.S. government and federal agency debt securities	-	17,864	-	17,864
State and municipal bonds	-	43,077	-	43,077
Government sponsored residential mortgage-backed securities	-	380,984	-	380,984
U.S. government guaranteed residential mortgage-backed securities	-	187,676	-	187,676
Private label residential mortgage-backed securities	-	7,578	-	7,578
Total assets	$5,288	$637,179	$-	$642,467

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2011 and 2010.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2011 and 2010.

	At			Three Months Ended
	March 31, 2011			March 31, 2011
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,036	$(219)
Other real estate owned	-	-	223	-

Total assets	$-	$-	$1,259	$(219)

	At			Three Months Ended
	March 31, 2010			March 31, 2010
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$3,080	$507
Other real estate owned	-	-	977	227

Total assets	$-	$-	$4,057	$734

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the three months ended March 31, 2011 there were no recognized losses on other real estate owned. During the three months ended March 31, 2010, we incurred charges of $227,000 to reduce other real estate owned to fair value.

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2011.

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

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$13,607	$13,607	$11,611	$11,611

Securities available for sale	623,414	623,414	642,467	642,467

Federal Home Loan Bank of Boston and other restricted stock	12,354	12,354	12,282	12,282

Loans- net	518,357	520,512	502,392	505,791

Accrued interest receivable	4,248	4,248	4,279	4,279

Liabilities:
Deposits	707,535	709,288	700,335	697,815

Short-term borrowings	55,138	55,138	62,937	62,936

Long-term debt	250,230	254,490	238,151	243,800

Accrued interest payable	710	710	720	720

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosure requirement in this ASU pertaining to Troubled Debt Restructuring was deferred by ASU No. 2011-01 issued in January 2011.  We have provided the required disclosures in Note 5.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. The amendments in this ASU temporarily delay the effective date of disclosures about troubled debt restructurings as required by ASU No. 2010-20 for public entities in order to allow FASB to complete deliberations on what constitutes troubled debt restructuring. At that point, the effective date for such disclosures and guidance for determining what constitutes troubled debt restructurings will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  This ASU provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. We intend to adopt the methodologies prescribed by this ASU by the date required. We are evaluating the impact of adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.   The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

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

You should read the following financial results for the quarter ended March 31, 2011 in the context of this strategy.

•	Net income was $1.3 million, or $0.05 per diluted share, for the three months ended March 31, 2011, compared to net income of $1.4 million, or $0.05 per diluted share for the same period in 2010.

•
The provision for loans losses was $339,000 for the three months ended March 31, 2011 compared to $500,000 for the same period in 2010.  The decrease in provision for loan losses was due to a decrease in loan charge-offs and positive trends in the national and local economy.

•
Net interest income decreased $44,000 to $7.6 million for the three months ended March 31, 2011, compared to $7.7 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.72% for the three months ended March 31, 2011, compared to 2.81% for the same period in 2010.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP and practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Notes 1 and 10 of the accompanying consolidated financial statements and Note 1 of the consolidated financial statements included in our 2010 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

Total assets increased $1.3 million to $1.2 billion at March 31, 2011.  Securities decreased $18.9 million to $635.8 million at March 31, 2011 from $654.7 million at December 31, 2010.  The decrease in securities was the result of using cash flow from securities to fund the loan portfolio as discussed below.

Net loans increased by $16.0 million to $518.4 million at March 31, 2011 from $502.4 million at December 31, 2010.  The increase in net loans was primarily the result of an increase in residential real estate loans, which was partially offset by decreases in commercial and industrial real estate and commercial real estate loans.  Residential real estate loans increased $21.3 million to $134.0 million at March 31, 2011.  We purchased $23.9 million of residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improve net interest income.

Commercial and industrial loans decreased $4.3 million to $131.0 million at March 31, 2011 from $135.3 million at December 31, 2010.  Commercial real estate loans decreased $1.3 million to $220.3 million at March 31, 2011 from $221.6 million at December 31, 2010.  The decreases in commercial and industrial loans and commercial real estate loans were primarily the result of customers decreasing their balances on lines of credit and normal loan payments and payoffs.  Owner occupied commercial real estate loans totaled $104.4 million at March 31, 2011 and $107.0 million at December 31, 2010, while non-owner occupied commercial real estate loans totaled $115.9 million at March 31, 2011 and $114.6 million at December 31, 2010.

Nonperforming loans increased $700,000 to $3.9 million at March 31, 2011 compared to $3.2 million at December 31, 2010.  This represented 0.75% of total loans at March 31, 2011 and 0.63% of total loans at December 31, 2010.  At March 31, 2011, nonperforming loans were primarily made up of four commercial relationships totaling $3.2 million.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At March 31, 2011, we had $3.9 million of nonaccrual loans and $223,000 in foreclosed real estate.  At December 31, 2010, we had $3.2 million of nonaccrual loans and $223,000 in foreclosed real estate.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $188,000 and $61,000 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011 and December 31, 2010, our nonperforming loans to total loans were 0.75% and 0.63%, respectively, while our nonperforming assets to total assets were 0.34% and 0.28%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying consolidated financial statements.

Total deposits increased $7.2 million to $707.5 million at March 31, 2011, from $700.3 million at December 31, 2010.  The increase in deposits was due to an increase in savings and money market accounts and checking accounts.  Savings and money market accounts increased $10.8 million to $188.3 million at March 31, 2011, from $177.5 million at December 31, 2010.  Checking accounts increased $8.6 million to $177.4 million at March 31, 2011, from $168.8 million at December 31, 2010.  The increases in savings and money market accounts and checking accounts were primarily due to a relationship-based product set introduced in 2010 which continues to show growth in 2011.  Time deposit accounts decreased $12.2 million to $341.8 million at March 31, 2011, from $354.0 million at December 31, 2010.

Short-term borrowings decreased $7.8 million to $55.1 million at March 31, 2011 from $62.9 million at December 31, 2010.  Long-term debt increased $12.1 million to $250.2 million from $238.1 million at December 31, 2010.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity at March 31, 2011 and December 31, 2010 was $219.4 million and $221.2 million, respectively, which represented 17.7% of total assets as of March 31, 2011 and 17.8% of total assets as of December 31, 2010.  The decrease in shareholders’ equity reflects the payment of regular dividends amounting to $1.6 million, the repurchase of 155,555 shares of our common stock at a cost of $1.4 million, pursuant to our current stock repurchase plan and a decrease in other comprehensive income of $1.1 million.  This was partially offset by an increase of $858,000 related to the recognition of share-based compensation and the exercise of 34,646 stock options, and net income of $1.3 million for the three months ended March 31, 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

General

Net income was $1.3 million, or $0.05 per diluted share, for the three months ended March 31, 2011, as compared to $1.4 million, or $0.05 per diluted share, for the same period in 2010.  Net interest and dividend income was $7.6 million for the three months ended March 31, 2011 and $7.7 million for the same period in 2010.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2011 and 2010, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2011			2010
	Average		Avg. Yield/	Average		Avg. Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$518,397	$6,206	4.79%	$471,127	6,199	5.26%
Securities(2)	632,678	5,453	3.45	619,473	5,924	3.83
Other investments - at cost	13,948	14	0.40	11,829	5	0.17
Short-term investments(3)	6,007	1	0.07	17,035	1	0.02
Total interest-earning assets	1,171,030	11,674	3.99	1,119,464	12,129	4.33
Total noninterest-earning assets	72,029			70,946

Total assets	$1,243,059			$1,190,410

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$85,767	227	1.06	71,500	232	1.30
Savings accounts	105,345	157	0.60	110,708	230	0.83
Money market accounts	77,815	118	0.61	49,184	90	0.73
Time certificates of deposit	348,198	1,604	1.84	344,392	2,063	2.40
Total interest-bearing deposits	617,125	2,106		575,784	2,615
Short-term borrowings and long-term debt	312,153	1,704	2.18	280,019	1,649	2.36
Interest-bearing liabilities	929,278	3,810	1.64	855,803	4,264	1.99
Noninterest-bearing deposits	84,358			79,848
Other noninterest-bearing liabilities	9,464			8,101
Total noninterest-bearing liabilities	93,822			87,949

Total liabilities	1,023,100			943,752
Total equity	219,959			246,658
Total liabilities and equity	$1,243,059			$1,190,410
Less: Tax-equivalent adjustment(2)		(217)			(174)
Net interest and dividend income		$7,647			$7,691
Net interest rate spread(4)			2.35%			2.34%
Net interest margin(5)			2.72%			2.81%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.0			130.8

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended March 31, 2011 compared
	to Three Months Ended March 31, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$622	$(615)	$7
Securities (1)	126	(597)	(471)
Other investments - at cost	1	8	9
Short-term investments	(1)	1	-
Total interest-earning assets	748	(1,203)	(455)

Interest-bearing liabilities
NOW accounts	46	(51)	(5)
Savings accounts	(11)	(62)	(73)
Money market accounts	52	(24)	28
Time deposits	23	(482)	(459)
Short-term borrowing and long-time debt	189	(134)	55
Total interest-bearing liabilities	299	(753)	(454)
Change in net interest and dividend income	$449	$(450)	$(1)

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $44,000 to $7.6 million for the three months ended March 31, 2011, from $7.7 million for the same period in 2010.  Interest and dividend income, on a tax-equivalent basis, decreased $455,000 to $11.7 million for the three months ended March 31, 2011, from $12.1 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.72% for the three months ended March 31, 2011, as compared to 2.81% for the same period in 2010.

The average yield on interest-earning assets decreased 34 basis points to 3.99% for the three months ended March 31, 2011, from 4.33% for the same period in 2010.  The average yield on interest-earning assets decreased because the cash flows from their pay downs were subsequently reinvested in products having a lower yield that is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans and investments.  The average balance of loans increased $47.3 million while the average balance of securities increased $13.2 million for the three months ended March 31, 2011.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $454,000 to $3.8 million for the three months ended March 31, 2011, from $4.3 million for the same period in 2010.  The average cost of interest-bearing liabilities decreased 35 basis points to 1.64% for the three months ended March 31, 2011, from 1.99% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended March 31, 2011 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net loan charge-offs, partially offset by decreases in commercial and industrial and commercial real estate loans and an increase in residential real estate loans.  After evaluating these factors, we provided $339,000 for loan losses for the three months ended March 31, 2011, compared to $500,000 for the same period in 2010.  The allowance was $7.0 million at March 31, 2011 and $6.9 million at December 31, 2010.  The allowance for loan losses was 1.33% of total loans at March 31, 2011 and 1.36% at December 31, 2010.

Net charge-offs were $274,000 for the three months ended March 31, 2011.  This was comprised of charge-offs of $359,000 for the three months ended March 31, 2011, partially offset by recoveries of $85,000 for the same period.

Net charge-offs were $594,000 for the three months ended March 31, 2010.  This was comprised of charge-offs of $616,000 for the three months ended March 31, 2010, partially offset by recoveries of $22,000.

At March 31, 2011, commercial and industrial loans decreased $4.3 million to $131.0 million at March 31, 2011 compared to December 31, 2010, while commercial real estate loans decreased $1.3 million to $220.3 million compared to December 31, 2010.  Residential real estate loans increased $21.6 million to $170.4 million compared to December 31, 2010.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $154,000 to $806,000 for the three months ended March 31, 2011, from $960,000 for the same period in 2010.  This was primarily due to a decrease in net gains on the sales of securities.  Net gains on the sales of securities were $31,000 for the three months ended March 31, 2011, compared to net gains of $186,000 for the same period in 2010.

Noninterest Expense

Noninterest expense increased $145,000 for the three months ended March 31, 2011 to $6.5 million from $6.4 million in the comparable 2010 period.  Salaries and benefits increased $136,000 to $4.0 million for the three months ended March 31, 2011.  This was primarily the result of normal increases in this category.  In addition, other expenses increased $164,000 to $768,000 for the three months ended March 31, 2011.  This was the result of an increase of $109,000 in advertising and marketing expenses for the three months ended March 31, 2011, due to new advertising initiatives in electronic and print media.   These increases were partially offset by a $235,000 decrease in OREO expense.  This was primarily due to write downs on foreclosed properties of $227,000 for the three months ended March 31, 2010, which did not reoccur in 2011.

Income Taxes

For the three months ended March 31, 2011, we had a tax provision of $288,000 as compared to $402,000 for the same period in 2010.  The effective tax rate was 18.3% for the three months ended March 31, 2011 and 22.9% for the same period in 2010.  The change in effective tax rate from March 31, 2010 is due primarily to the lower pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at March 31, 2011 was $77.1 million.

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

At March 31, 2011, we exceeded each of the applicable regulatory capital requirements.  As of March 31, 2011, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of March 31, 2011 and December 31, 2010 are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$229,888	33.58%	$54,773	8.00%	N/A	-
Bank	221,355	32.42	55,112	8.00	$68,890	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	222,889	32.55	27,387	4.00	N/A	-
Bank	214,751	31.45	27,556	4.00	41,334	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	224,889	17.91	49,768	4.00	N/A	-
Bank	214,751	17.32	49,850	4.00	62,312	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	214,751	17.32	24,925	2.00	N/A	-

December 31, 2010

Total Capital (to Risk Weighted Assets):
Consolidated	$231,272	34.05%	$54,339	8.00%	N/A	-
Bank	221,643	32.69	54,238	8.00	$67,797	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	224,338	33.03	27,169	4.00	N/A	-
Bank	214,668	31.66	27,119	4.00	40,678	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	224,338	18.07	49,662	4.00	N/A	-
Bank	214,668	17.37	49,434	4.00	61,793	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	214,668	17.37	24,717	2.00	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of contractual obligations and credit commitments at March 31, 2011 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Contractual Obligations:
Lease Obligations
Operating lease obligations	$620	$1,241	$1,181	$10,142	$13,184

Borrowings and Debt
Federal Home Loan Bank	46,981	67,761	73,764	14,000	202,506
Securities sold under agreements to repurchase	21,562	29,800	13,000	38,500	102,862
Total borrowings and debt	68,543	97,561	86,764	52,500	305,368

Credit Commitments:
Available lines of credit	60,241	-	-	20,186	80,427
Other loan commitments	6,519	-	50	-	6,569
Letters of credit	5,109	-	-	505	5,614
Total credit commitments	71,869	-	50	20,691	92,610

Total Obligations	$141,032	$98,802	$87,995	$83,333	$411,162

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

REGULATORY ORDER

On April 28, 2011, the board of directors of the Bank stipulated and consented to an Order to Cease and Desist (the “Order”) issued by the Office of Thrift Supervision (the “OTS”). The Order was issued as a result of findings identified in the course of a regular examination of the Bank relating to non-compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering. The Bank has responded to the OTS indicating the actions taken, or to be taken, to address the matters specified in the Order.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2010 Annual Report. Please refer to Item 7A of the 2010 Annual Report for additional information.

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

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2011.

Period	Tota Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

January 1 - 31, 2011	-	-	-	1,552,516

February 1 - 28, 2011	7,697	8.83	7,697	1,544,819

March 1 - 31, 2011	147,858	8.75	147,858	1,396,961

Total	155,555	8.76	155,555	1,396,961

(1)
On May 25, 2010, the Board of Directors voted to authorize the commencement of a repurchase program, authorizing the repurchase of  2,924,367 shares, or ten percent of its outstanding shares of common stock.

There were no sales by us of unregistered securities during the three months ended March 31, 2011.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               [REMOVED AND RESERVED.]

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2011.

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

3.2
Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011.)

4.1
Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

  *           Filed herewith.