Form 10-Q
period 2011-06-30
WESTFIELD FINANCIAL INC
filed 2011-08-08
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐.

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

At August 3, 2011 the registrant had 27,855,164 shares of common stock, $0.01 par value, issued and outstanding.

  FORWARD–LOOKING STATEMENTS

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,644	$9,247
Federal funds sold	15	13
Interest-bearing deposits and other short-term investments	3,179	2,351
Cash and cash equivalents	13,838	11,611

SECURITIES :
Available-for-sale - at fair value	607,465	642,467

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,438	12,282

LOANS - Net of allowance for loan losses of $7,073 at June 30, 2011 and $6,934 at December 31, 2010	536,344	502,392

PREMISES AND EQUIPMENT, Net	11,267	11,603

ACCRUED INTEREST RECEIVABLE	4,166	4,279

BANK-OWNED LIFE INSURANCE	43,247	40,494

DEFERRED TAX ASSET, Net	6,129	8,811

OTHER REAL ESTATE OWNED	1,353	223

OTHER ASSETS	4,437	5,327
TOTAL ASSETS	$1,240,684	$1,239,489

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$89,964	$85,217
Interest-bearing	621,127	615,118
Total deposits	711,091	700,335

SHORT-TERM BORROWINGS	49,169	62,937

LONG-TERM DEBT	250,310	238,151
SECURITIES PENDING SETTLEMENT	44	7,791
OTHER LIABILITIES	9,071	9,030
TOTAL LIABILITIES	1,019,685	1,018,244

SHAREHOLDERS' EQUITY:

Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2011 and December 31, 2010	-	-

Common stock - $.01 par value, 75,000,000 shares authorized, 27,870,671 shares issued and outstanding at June 30, 2011; 28,166,419 shares issued and outstanding at December 31, 2010	279	282

Additional paid-in capital	180,104	181,842
Unearned compensation - ESOP	(9,411)	(9,701)
Unearned compensation - Equity Incentive Plan	(1,804)	(2,158)
Retained earnings	51,996	56,496
Accumulated other comprehensive loss	(165)	(5,516)
Total shareholders' equity	220,999	221,245
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,240,684	$1,239,489
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010		2011	2010
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$4,653		$5,018	$9,463	$10,379
Residential and commercial real estate loans	4,845		4,408	9,519	8,883
Commercial and industrial loans	1,420		1,671	2,863	3,306
Debt securities, tax-exempt	419		385	838	756
Consumer loans	47		53	96	109
Equity securities	47		51	94	102
Other investments - at cost	18		7	32	12
Federal funds sold, interest-bearing deposits and other short-term investments	-		2	1	3
Total interest and dividend income	11,449		11,595	22,906	23,550
INTEREST EXPENSE:
Deposits	1,975		2,495	4,081	5,109
Long-term debt	1,710		1,600	3,355	3,186
Short-term borrowings	35		76	94	139
Total interest expense	3,720		4,171	7,530	8,434
Net interest and dividend income	7,729		7,424	15,376	15,116
PROVISION FOR LOAN LOSSES	175		4,120	514	4,620
Net interest and dividend income after provision for loan losses	7,554		3,304	14,862	10,496

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	(433)		-	(465)	(1,071)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	425		-	425	971
Net other-than-temporary impairment losses recognized in income	(8)		-	(40)	(100)
Service charges and fees	521		492	962	984
Income from bank-owned life insurance	388		385	753	760
Gain on sales of securities, net	46		1,132	77	1,317
(Loss) gain on disposal of OREO	-		(6)	-	1
Total noninterest income	947		2,003	1,752	2,962
NONINTEREST EXPENSE:
Salaries and employees benefits	3,759		3,451	7,713	7,268
Occupancy	657		636	1,335	1,296
Computer operations	478		497	965	982
Professional fees	563		443	1,001	867
OREO expense	13		21	20	264
FDIC insurance assessment	140		168	348	332
Other	823		724	1,591	1,326
Total noninterest expense	6,433		5,940	12,973	12,335
INCOME (LOSS) BEFORE INCOME TAXES	2,068		(633)	3,641	1,123
INCOME TAX PROVISION(BENEFIT)	503		(247)	790	155
NET INCOME (LOSS)	$1,565		$(386)	$2,851	$968

EARNINGS PER COMMON SHARE:
Basic earnings (loss) per share	$0.06	$	(0.01)	$0.11	$0.03
Weighted average shares outstanding	26,639,247		27,970,840	26,692,379	28,078,326
Diluted earnings (loss) per share	$0.06	$	(0.01)	$0.11	$0.03
Weighted average diluted shares outstanding	26,755,667		27,970,840	26,815,160	28,334,136
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value

BALANCE, DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Comprehensive income:
Net income	-	-	-	-	-	968	-	968
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,813	1,813
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	32	32
Total comprehensive income								2,813
Common stock held by ESOP committed to be released (89,040 shares)	-	-	82	299	-	-	-	381
Share-based compensation - stock options	-	-	398	-	-	-	-	398
Share-based compensation - equity incentive plan	-	-	-	-	579	-	-	579
Excess tax benefits from equity incentive plan	-	-	30	-	-	-	-	30
Common stock repurchased	(588,848)	(6)	(4,912)	-	-	-	-	(4,918)
Issuance of common stock in connection with stock option exercises	14,000	1	123	-	-	(62)	-	62
Excess tax benefits in connection with stock option exercises	-	-	17	-	-	-	-	17
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(7,022)	-	(7,022)
BALANCE, JUNE 30, 2010	29,243,678	$293	$189,347	$(10,000)	$(2,669)	$63,137	$(469)	$239,639

BALANCE, DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Comprehensive income:
Net income	-	-	-	-	-	2,851	-	2,851
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	5,313	5,313
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	38	38
Total comprehensive income								8,202
Common stock held by ESOP committed to be released (86,585 shares)	-	-	90	290	-	-	-	380
Share-based compensation - stock options	-	-	399	-	-	-	-	399
Share-based compensation - equity incentive plan	-	-	-	-	581	-	-	581
Excess tax benefits from equity incentive plan	-	-	23	-	-	-	-	23
Common stock repurchased	(330,394)	(3)	(2,788)	-	-	-	-	(2,791)
Issuance of common stock in connection with stock option exercises	34,646	-	293	-	-	(142)	-	151
Issuance of common stock in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	18	-	-	-	-	18
Cash dividends declared ($0.27 per share)	-	-	-	-	-	(7,209)	-	(7,209)
BALANCE, JUNE 30,2011	27,870,671	$279	$180,104	$(9,411)	$(1,804)	$51,996	$(165)	$220,999

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)
	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,851	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	514	4,620
Depreciation and amortization of premises and equipment	589	636
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	1,701	2,839
Share-based compensation expense	980	977
Amortization of ESOP expense	380	381
Excess tax benefits from equity incentive plan	(23)	(30)
Excess tax benefits in connection with stock option exercises	(18)	(17)
Net gains on sales of securities	(77)	(1,317)
Other-than-temporary impairment losses on securities	40	100
Write-downs of other real estate owned	-	227
Gain on sale of other real estate owned	-	(1)
Deferred income tax benefit	(105)	(106)
Income from bank-owned life insurance	(753)	(760)
Changes in assets and liabilities:
Accrued interest receivable	104	277
Other assets	890	(149)
Other liabilities	234	297
Net cash provided by operating activities	7,307	8,942
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	-	(62,111)
Proceeds from calls, maturities, and principal collections	-	56,378
Securities, available for sale:
Purchases	(95,529)	(348,161)
Proceeds from sales	90,249	247,475
Proceeds from calls, maturities, and principal collections	38,927	52,076
Purchase of residential mortgages	(38,581)	(16,290)
Loan principal payments, net of originations	2,974	10,205
Purchase of Federal Home Loan Bank of Boston stock	(156)	(1,697)
Proceeds from sale of other real estate owned	-	1,646
Purchases of premises and equipment	(253)	(351)
Purchase of bank-owned life insurance	(2,000)	-
Net cash used in investing activities	(4,369)	(60,830)
FINANCING ACTIVITIES:
Net increase in deposits	10,756	22,215
Net change in short-term borrowings	(13,768)	16,217
Repayment of long-term debt	(2,000)	(18,500)
Proceeds from long-term debt	14,065	31,063
Cash dividends paid	(7,209)	(7,022)
Common stock repurchased	(2,747)	(4,918)
Issuance of common stock in connection with stock option exercises	151	62
Excess tax benefits in connection with equity incentive plan	23	30
Excess tax benefits in connection with stock option exercises	18	17
Net cash (used in) provided by financing activities	(711)	39,164

NET CHANGE IN CASH AND CASH EQUIVALENTS:	2,227	(12,724)
Beginning of period	11,611	28,719
End of period	$13,838	$15,995

Supplemental cashflow information:
Transfer of loans to other real estate owned	$1,130	$538
Interest paid	7,568	8,458
Taxes paid	76	290
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

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank operates eleven branches in western Massachusetts and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Principles of Consolidation – The consolidated financial statements include the accounts of Westfield Financial, the Bank, Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2011, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2011 and 2010 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss) applicable to common stock	$1,565	$(386)	$2,851	$968

Average number of common shares outstanding	29,452	29,452	28,081	29,571
Less: Average unallocated ESOP Shares	(1,349)	(1,437)	(1,360)	(1,449)
Less: Average ungranted equity incentive plan shares	(23)	(44)	(29)	(44)

Average number of common shares outstanding used to calculate basic earnings per common share	26,640	27,971	26,692	28,078

Effect of dilutive stock options	116	-	123	256

Average number of common shares outstanding used to calculate diluted earnings per common share	26,756	27,971	26,815	28,334

Basic earnings (loss) per share	$0.06	$(0.01)	$0.11	$0.03

Diluted earnings (loss) per share(1)	$0.06	$(0.01)	$0.11	$0.03

________________________
(1)
Weighted average diluted shares outstanding for the three months ended June 30, 2010 does not include 259,266 incremental stock options whose effect would be antidilutive to the calculation due to the net operating loss for the quarter.

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  There were 1,654,024 and 1,615,024 shares that were antidilutive for the three and six months ended June 30, 2011, respectively, and 2,209,012 and 1,880,018 shares that were antidilutive for the three and six months ended June 30, 2010, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Unrealized holding gains on available-for-sale securities	$8,117	$4,223
Reclassification adjustment for gains realized in income	(77)	(1,317)
Other-than-temporary impairment losses on available-for-sale securities charged to earnings	40	100
Net unrealized gains on available-for-sale securities	8,080	3,006
Tax effect	(2,767)	(1,193)
Net-of-tax amount	5,313	1,813

Gains and losses arising during the period pertaining to defined benefit plans	5	7
Reclassification adjustments for items reflected in earnings:
Actuarial loss	59	46
Transition asset	(6)	(6)
Net adjustments pertaining to defined benefit plan	58	47
Tax effect	(20)	(15)
Net-of-tax amount	38	32

Net accumulated other comprehensive income	$5,351	$1,845

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$2,763	$(5,299)
Tax effect	(945)	1,817
Net-of-tax amount	1,818	(3,482)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(425)	(443)
Tax effect	146	151
Net-of-tax amount	(279)	(292)

Unrecognized transition asset pertaining to defined benefit plan	38	44
Unrecognized deferred loss pertaining to defined benefit plan	(2,618)	(2,682)
Net components pertaining to defined benefit plan	(2,580)	(2,638)
Tax effect	876	896
Net-of-tax amount	(1,704)	(1,742)

Net accumulated other comprehensive loss	$(165)	$(5,516)

4.      SECURITIES

Securities are summarized as follows:
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government sponsored residential mortgage-backed securities	$344,410	$4,857	$(3,179)	$346,088
U.S. government guaranteed residential mortgage-backed securities	182,503	1,925	(2,319)	182,109
Private-label residential mortgage-backed securities	2,292	-	(426)	1,866
Municipal bonds	42,689	1,698	(12)	44,375
Government sponsored enterprise obligations	27,792	444	(623)	27,613
Mutual funds	5,402	50	(59)	5,393
Common and preferred stock	39	-	(18)	21

Total	$605,127	$8,974	$(6,636)	$607,465

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government sponsored residential mortgage-backed securities	$381,436	$4,967	$(5,419)	$380,984
U.S. government guaranteed residential mortgage-backed securities	192,609	396	(5,329)	187,676
Private-label residential mortgage-backed securities	8,251	-	(673)	7,578
Municipal bonds	42,119	1,298	(340)	43,077
Government sponsored enterprise obligations	18,447	193	(776)	17,864
Mutual funds	5,308	25	(61)	5,272
Common and preferred stock	39	-	(23)	16

Total	$648,209	$6,879	$(12,621)	$642,467

The amortized cost and fair value of debt securities, excluding mortgage-backed securities, at June 30, 2011, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)

Available for sale:
Due in one year or less	$575	$590
Due after one year through five years	21,517	22,294
Due after five years through ten years	31,059	32,168
Due after ten years	17,330	16,936

Total available for sale	$70,481	$71,988

Gross realized gains and losses on sales of securities for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Gross gains realized	$317	$1,312	$880	$1,956
Gross losses realized	(271)	(180)	(803)	(639)
Net gain realized	$46	$1,132	$77	$1,317

Proceeds from the sale of securities available for sale amounted to $90.2 and $247.5million for the six months ended June 30, 2011 and 2010, respectively.

The tax provision applicable to net realized gains and losses was $16,000 and $28,000 for the three and six months ended June 30, 2011, respectively.  The tax provision applicable to net realized gains and losses was $389,000 and $452,000 for the three and six months ended June 30, 2010.

One security with a carrying value of $2.2 million at December 31, 2010, was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.  No securities were pledged to secure public deposits at June 30, 2011.

Information pertaining to securities with gross unrealized losses at June 30, 2011and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored residential mortgage-backed securities	$(3,179)	$178,984	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(2,319)	75,430	-	-
Private-label residential mortgage-backed securities	-	-	(426)	1,867
Government-sponsored enterprise obligations	(623)	10,343	-	-
Municipal bonds	(12)	353	-	-
Mutual funds	-	-	(59)	1,587
Common and preferred stock	(18)	21	-	-

Total	$(6,151)	$265,131	$(485)	$3,454

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$(5,419)	$225,105	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(5,329)	145,430	-	-
Private-label residential mortgage-backed securities	-	-	(673)	7,578
Government-sponsored enterprise obligations	(776)	15,674	-	-
Municipal bonds	(340)	8,856	-	-
Mutual funds	-	-	(61)	1,548
Common and preferred stock	-	-	(23)	16

Total	$(11,864)	$395,065	$(757)	$9,142

At June 30, 2011, thirty-seven government-sponsored and U.S. government guaranteed mortgage-backed securities had gross unrealized losses with aggregate depreciation of 2.1% from our amortized cost basis existing for less than twelve months.  At June 30, 2011, two government-sponsored enterprise obligations had gross unrealized losses with aggregate depreciation of 5.7% from our amortized cost basis existing for less than twelve months.  At June 30, 2011, one municipal bond had gross unrealized losses with aggregate depreciation of 3.3% from our amortized cost basis existing for less than twelve months.  These losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At June 30, 2011, one mutual fund had a gross unrealized loss with aggregate depreciation of 3.6% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

At June 30, 2011, one private label mortgage-backed securities had a gross unrealized loss of 18.6% from our amortized cost basis which existed for greater than twelve months.  Management uses a third party on a quarterly basis that is experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (10 voluntary prepayment rate), severity of loss on defaulted loans (50%), current levels of subordination, current credit enhancement (1.66%), vintage (2006), geographic location and projected default rates.  As a result of this analysis, one private label mortgage-backed securities was deemed to have other-than- temporary impairment losses as of June 30, 2011.  During the three months ended June 30, 2011, we had writedowns of $433,000 due to other-than-temporary impairment on mortgage-backed securities, of which $425,000 was recognized in accumulated other comprehensive loss and $8,000 was recognized as a credit loss and charged to income.  We had no writedowns due to other-than-temporary impairment on mortgage backed securities during the three months ended June 30, 2010. During the six months ended June 30, 2011, we had writedowns of $465,000 due to other-than-temporary impairment on mortgage-backed securities, of which $425,000 was recognized in accumulated other comprehensive loss and $40,000 was recognized as a credit loss and charged to income. During the six months ended June 30, 2010, we had writedowns of $1.1 million due to other-than-temporary impairment on mortgage-backed securities, of which $971,000 was recognized in accumulated other comprehensive loss and $100,000 was recognized as a credit loss and charged to income.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Balance, beginning of period	$425	$278
Reductions for securities sold during the period	(85)	-
Additional credit losses for which other-than-temporary impairment charge was previously recorded	40	100

Balance, end of period	$380	$378

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	June 30,	December 31,
	2011	2010
	(In thousands)

Commercial real estate	$218,697	$221,578
Residential real estate	146,427	112,680
Home equity	36,417	36,116
Commercial and industrial	138,265	135,250
Consumer	2,645	2,960
Total loans	542,451	508,584
Unearned premiums and deferred loan fees and costs, net	966	742
Allowance for loan losses	(7,073)	(6,934)
	$536,344	$502,392

During the six months ended June 30, 2011 and 2010, we purchased residential real estate loans aggregating $38.6 million and $16.3 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At June 30, 2011 and December 31, 2010, we serviced loans for participants aggregating $4.7 million and $5.2 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $3.3 million and $3.9 million at June 30, 2011 and December 31, 2010, respectively.  Net service fee income of $2,000, and $3,000 was recorded for three months ended June 30, 2011 and 2010. Net service fee income of $4,000, and $6,000 was recorded for six months ended June 30, 2011 and 2010. Net Service fee income is included in service charges and fees on the consolidated statements of income.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the periods presented for disclosure.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2011 and 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2010	$877	$3,182	$2,849	$26	$6,934
Provision	127	(9)	234	(13)	339
Charge-offs	-	-	(355)	(4)	(359)
Recoveries	1	4	69	11	85
Balance at March 31, 2011	$1,005	$3,177	$2,797	$20	$6,999
Provision	184	(93)	84	-	175
Charge-offs	(2)	(175)	(77)	(3)	(257)
Recoveries	3	132	20	1	156
Balance at June 30, 2011	$1,190	$3,041	$2,824	$18	$7,073

Balance at December 31, 2009	$487	$2,371	$4,748	$39	$7,645
Provision	43	84	385	(12)	500
Charge-offs	(1)	-	(607)	(8)	(616)
Recoveries	1	-	8	13	22
Balance at March 31, 2010	$530	$2,455	$4,534	$32	$7,551
Provision	95	4,044	(7)	(12)	4,120
Charge-offs	-	(3,620)	(238)	(3)	(3,861)
Recoveries	2	2	(1)	14	17
Balance at June 30, 2010	$627	$2,881	$4,288	$31	$7,827

Further information pertaining to the allowance for loan losses by segment at June 30, 2011 and December 31, 2010 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2011
Allowance for loan and lease losses:
Individually evaluated for loss potential	$40	$339	$30	$-	$409
Collectively evaluated for loss potential	1,150	2,702	2,794	18	6,664
Total	$1,190	$3,041	$2,824	$18	$7,073

Loans and leases outstanding:
Individually evaluated for loss potential	$238	$15,816	$1,148	$-	$17,202
Collectively evaluated for loss potential	182,606	202,881	137,117	2,645	525,249
Total	$182,844	$218,697	$138,265	$2,645	$542,451

December 31, 2010
Allowance for loan and lease losses:
Individually evaluated for loss potential	$-	$-	$19	$-	$19
Collectively evaluated for loss potential	877	3,182	2,830	26	6,915
Total	$877	$3,182	$2,849	$26	$6,934

Loans and leases outstanding:
Individually evaluated for loss potential	$125	$1,891	$539	$-	$2,555
Collectively evaluated for loss potential	148,671	219,687	134,711	2,960	506,029
Total	$148,796	$221,578	$135,250	$2,960	$508,584

The following is a summary of past due and non-accrual loans by class at June 30, 2011 and December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual Status
	(In thousands)
June 30, 2011
Residential real estate:
Residential 1-4 family	$457	$173	$211	$841	$-	$620
Home equity	155	-	115	270	-	121
Commercial real estate	14,077	283	27	14,387	-	1,816
Commercial and industrial	313	25	763	1,101	-	148
Consumer	1	-	-	1	-	-
Total	$15,003	$481	$1,116	$16,600	$-	$2,705

December 31, 2010
Residential real estate:
Residential 1-4 family	$196	$459	$172	$827	$-	$629
Home equity	121	-	138	259	-	144
Commercial real estate	14,797	-	919	15,716	-	1,891
Commercial and industrial	204	1,000	150	1,354	-	539
Consumer	7	-	-	7	-	1
Total	$15,325	$1,459	$1,379	$18,163	$-	$3,204

The following is a summary of impaired loans by class:
				Three Months Ended		Six Months Ended
	At June 30, 2011			June 30, 2011		June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$124	$127	$-	$123	$-	$124	$-
Commercial real estate	1,607	1,691	-	1,623	-	1,694	-
Commercial and industrial	-	-	-	600	-	697	-
Total	1,731	1,818	-	2,346	-	2,515	-

Impaired loans with a valuation allowance:
Residential real estate	115	115	40	38	-	19	-
Commercial real estate	14,208	14,231	339	13,834	149	10,367	344
Commercial and industrial	1,148	1,150	30	1,115	18	869	33
Total	15,471	15,496	409	14,987	167	11,255	377

Total impaired loans	$17,202	$17,314	$409	$17,333	$167	$13,770	$377

				Three Months Ended		Six Months Ended
	At December 31, 2010			June 30, 2010		June 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$125	$127	$-	$-	$-	$48	$-
Commercial real estate	1,891	1,939	-	2,699	-	1,739	-
Commercial and industrial	389	1,374	-	322	-	469	-
Total	2,405	3,440	-	3,021	-	2,256	-

Impaired loans with a valuation allowance:
Commercial and industrial	150	150	19	1,186	-	1,559	-

Total impaired loans	$2,555	$3,590	$19	$4,207	$-	$3,815	$-

No interest income was recognized for impaired loans on a cash-basis method during the three and six months ended June 30, 2011 or 2010.

Included in impaired loans at June 30, 2011 is one commercial real estate loan in the amount of $14.0 million, one commercial and industrial loan in the amount of $1.0 million and one residential real estate loan in the amount of $123,000, which were modified in TDRs. Included in nonperforming loans at December 31, 2010 is one loan in the amount of $125,000 which was modified in a TDR. No additional funds are committed to be advanced in connection with impaired loans.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $1.0 and $4.3 million at June 30, 2011 and December 31, 2010, respectively.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at June 30, 2011 and December 31, 2010:

	Commercial Real Estate	Commercial and Industrial
	(In thousands)
June 30, 2011
Loans rated 1 – 3	$168,853	$95,411
Loans rated 4	27,442	24,617
Loans rated 5	2,181	6,726
Loans rated 6	20,013	11,511
Loans rated 7	208	-
	$218,697	$138,265

December 31, 2010
Loans rated 1 – 3	$174,137	$83,650
Loans rated 4	24,149	32,723
Loans rated 5	3,164	7,424
Loans rated 6	20,128	11,453
Loans rated 7	-	-
	$221,578	$135,250

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,631,682 stock options, respectively, to our directors, officers, and employees.

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

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

Three and Six Months Ended June 30, 2011
Expected dividend yield	7.04%
Expected volatility	35.83%
Risk-free interest rate	2.48%
Expected life	10 years

All stock awards and stock options currently vest at 20% per year.  At June 30, 2011, 6,941 stock awards and 56,232 stock options were available for future grants.

Our stock award and stock option plans activity for the six months ended June 30, 2011 and 2010 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	248,612	$9.92	1,911,485	$9.08
Granted	28,000	8.13	39,000	10.04
Stock options exercised	-	-	(34,646)	4.39
Stock awards vested	(5,600)	10.04	-	-
Outstanding at June 30, 2011	271,012	$9.73	1,915,839	$9.19

Outstanding at December 31, 2009	358,573	$10.00	2,223,012	$8.36
Stock options exercised	-	-	(14,000)	4.39
Outstanding at June 30, 2010	358,573	$10.00	2,209,012	$8.39

No stock awards or stock options were granted during the three and six months ended June 30, 2010.

We recorded compensation cost related to the stock awards of $290,000 and $581,000 for the three and six months ended June 30, 2011, respectively, and $290,000 and $579,000 for the three and six months ended June 30, 2010 respectively.

We recorded compensation costs relating to stock options of $199,000 for the three months ended June 30, 2011 and 2010.  Tax benefits related to stock option compensation were $52,000 and $53,000 for the three months ended June 30, 2011 and 2010, respectively.  We recorded compensation costs relating to stock options of $399,000 and $398,000,with related tax benefits of $105, 000 and $106,000 for the six months ended June 30, 2011 and 2010, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $35.0 million and $50.6 million at June 30, 2011 and December 31, 2010, respectively.  Customer repurchase agreements were $14.2 million at June 30, 2011, and $12.3 million at December 31, 2010.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at June 30, 2011 and December 31, 2010 were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At June 30, 2011, we had $163.7 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $151.7 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2010.  Customer repurchase agreements were $5.3 million at June 30, 2011 and $5.2 million at December 31, 2010.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

All FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$247	$233	$495	$465
Interest cost	223	193	445	387
Expected return on assets	(219)	(196)	(437)	(392)
Transition obligation	(3)	(3)	(6)	(6)
Actuarial loss	29	23	59	46
Net periodic pension cost	$277	$250	$556	$500

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2011.  No contributions have been made to the plan for the three and six months ended June 30, 2011.

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

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Securities available-for-sale:	(In thousands)
Mutual funds	$5,393	$-	$-	$5,393
Common and preferred stock	21	-	-	21
U.S. government and federal agency debt securities	-	27,613	-	27,613
State and municipal bonds	-	44,375	-	44,375
Government sponsored residential mortgage-backed securities	-	346,088	-	346,088
U.S. government guaranteed residential mortgage-backed securities	-	182,109	-	182,109
Private label residential mortgage-backed securities	-	1,866	-	1,866
Total assets	$5,414	$602,051	$-	$607,465

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available-for-sale:	(In thousands)
Mutual funds	$5,272	$-	$-	$5,272
Common and preferred stock	16	-	-	16
U.S. government and federal agency debt securities	-	17,864	-	17,864
State and municipal bonds	-	43,077	-	43,077
Government sponsored residential mortgage-backed securities	-	380,984	-	380,984
U.S. government guaranteed residential mortgage-backed securities	-	187,676	-	187,676
Private label residential mortgage-backed securities	-	7,578	-	7,578
Total assets	$5,288	$637,179	$-	$642,467

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2011 and 2010.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2011 and 2010.
	At			Three Months Ended	Six Months Ended
	June 30, 2011			June 30, 2011	June 30, 2011
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,095	$(29)	$(248)

Total assets	$-	$-	$1,095	$(29)	$(248)

	At			Three Months Ended	Six Months Ended
	June 30, 2010			June 30, 2010	June 30, 2010
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$2,000	$(356)	$(863)
Other real estate owned	-	-	276	-	(105)

Total assets	$-	$-	$2,276	$(356)	$(968)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses.  Impaired loans with adjustments resulting from discounted cash flows or without a specific reserve are not included in this disclosure.

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs. During the three and six months ended June 30, 2011, there were no recognized losses on other real estate owned.

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2011.

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

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$13,838	$13,838	$11,611	$11,611

Securities available for sale	607,465	607,465	642,467	642,467

Federal Home Loan Bank of Boston and other restricted stock	12,438	12,438	12,282	12,282

Loans - net	536,344	538,967	502,392	505,791

Accrued interest receivable	4,166	4,166	4,279	4,279

Liabilities:
Deposits	711,091	712,666	700,335	697,815

Short-term borrowings	49,169	49,170	62,937	62,936

Long-term debt	250,310	256,814	238,151	243,800

Accrued interest payable	682	682	720	720

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We have provided the required disclosures in Note 5.  The disclosure requirement in this ASU pertaining to Troubled Debt Restructuring was deferred by ASU No. 2011-01 issued in January 2011.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about trouble debt restructurings as required by ASU 2010-20.  We intend to adopt the methodologies prescribed by this ASU by the date required. We are evaluating the impact of adoption of this ASU.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU expands ASC 820’s disclosure requirements, particularly for Level 3 inputs, including (1) a quantitative disclosure of the unobservable inputs and assumptions used, (2) a description of the valuation process in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs. The ASU is effective for the Company’s reporting periods beginning after December 15, 2011. As this ASU amends only the disclosure requirements for fair value measurements, the adoption is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

You should read the following financial results for the three and six months ended June 30, 2011 in the context of this strategy.

●
Net income was $1.6 million, or $0.06 per diluted share, for the quarter ended June 30, 2011, compared to net loss of $(386,000), or $(0.01) per diluted share, for the same period in 2010.  For the six months ended June 30, 2011, net income was $2.9 million, or $0.11 per diluted share, compared to $1.0 million, or $0.03 per diluted share, for the same period in 2010.

●
The provision for loans losses was $175,000 for the three months ended June 30, 2011, compared to $4.1 million for the same period in 2010. The provision for loan losses was $514,000 for the six months ended June 30, 2011, compared to $4.6 million in the same period in 2010.The decreases in the provision for loan losses occurred because the 2010 periods included the reserve for and subsequent charge-off of $3.6 million on a single commercial real estate loan.

●
Net interest income increased $305,000 to $7.7 million for the three months ended June 30, 2011, compared to $7.4 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.75% for the three months ended June 30, 2011, compared to 2.70% for the same period in 2010.  For the six months ended June 30, 2011, net interest income increased $260,000 to $15.4 million, compared to $15.1 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.73% and 2.79% for the six months ended June 30, 2011 and 2010, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

Total assets increased $1.2 million to $1.2 billion at June 30, 2011.  Securities decreased $34.8 million to $619.9 million at June 30, 2011 from $654.7 million at December 31, 2010.  The decrease in securities was the result of using cash flow from securities to fund the loan portfolio as discussed below.

Net loans increased by $33.9 million to $536.3 million at June 30, 2011 from $502.4 million at December 31, 2010.  The increase in net loans was primarily the result of an increase in residential real estate loans, which was partially offset by decreases in commercial real estate loans.  Residential real estate loans increased $34.0 million to $182.8 million at June 30, 2011.  Through our long standing relationship with a third-party mortgage company, we originated and purchased residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improving net interest income. During the six months ended June 30, 2011, we purchased $38.6 million of residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improve net interest income.

Commercial and industrial loans increased $3.0 million to $138.3 million at June 30, 2011 from $135.3 million at December 31, 2010.  Commercial real estate loans decreased $2.9 million to $218.7 million at June 30, 2011 from $221.6 million at December 31, 2010.  Owner occupied commercial real estate loans totaled $102.9 million at June 30, 2011 and $107.0 million at December 31, 2010, while non-owner occupied commercial real estate loans totaled $115.8 million at June 30, 2011 and $114.6 million at December 31, 2010.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans decreased $500,000 to $2.7 million at June 30, 2011 compared to $3.2 million at December 31, 2010.  At June 30, 2011, nonperforming loans were primarily made up of three commercial relationships totaling $2.0 million.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $205,000 and $80,000 for the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011 and 2010, we had $1.4 million and $223,000 in foreclosed real estate, respectively.  At June 30, 2011 and December 31, 2010, our nonperforming loans to total loans were 0.50% and 0.63%, respectively, while our nonperforming assets to total assets were 0.33% and 0.28%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying consolidated financial statements.

Total deposits increased $10.8 million to $711.1 million at June 30, 2011, from $700.3 million at December 31, 2010.  The increase in deposits was due to an increase in savings and money market accounts and checking accounts.  Savings and money market accounts increased $21.8 million to $199.3 million at June 30, 2011, from $177.5 million at December 31, 2010.  Checking accounts increased $11.9 million to $180.6 million at June 30, 2011, from $168.8 million at December 31, 2010.  The increases in savings and money market accounts and checking accounts were primarily due to a relationship-based product set introduced in 2010 which continues to show growth in 2011.  Time deposit accounts decreased $22.8 million to $331.2 million at June 30, 2011, from $354.0 million at December 31, 2010.

Short-term borrowings decreased $13.7 million to $49.2 million at June 30, 2011 from $62.9 million at December 31, 2010.  Long-term debt increased $12.1 million to $250.3 million from $238.2 million at December 31, 2010.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity at June 30, 2011 and December 31, 2010 was $221.0 million and $221.2 million, respectively, which represented 17.8% of total assets at both dates.  The decrease in shareholders’ equity reflects the payment of regular and special dividends amounting to $7.2 million and the repurchase of 330,394 shares of our common stock at a cost of $2.8 million, pursuant to our current stock repurchase plan.  This was partially offset by an increase in other comprehensive income of $5.4 million primarily due to the change in market value of securities, increase of $1.5 million related to the recognition of share-based compensation and the exercise of 34,646 stock options, and net income of $2.9 million for the six months ended June 30, 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

General

Net income was $1.6 million, or $0.06 per diluted share, for the three months ended June 30, 2011, as compared to net loss of $(386,000), or $(0.01) per diluted share, for the same period in 2010.  Net interest and dividend income was $7.7 million for the three months ended June 30, 2011 and $7.4 million for the same period in 2010.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2011 and 2010, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2011			2010
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$533,411	$6,351	4.76%	$471,510	$6,166	5.23%
Securities(2)	619,414	5,297	3.42	629,633	5,595	3.55
Other investments - at cost	14,016	18	0.51	12,708	7	0.22
Short-term investments(3)	6,644	-	0.00	14,018	2	0.06
Total interest-earning assets	1,173,485	11,666	3.98	1,127,869	11,770	4.17
Total noninterest-earning assets	72,293			79,267

Total assets	$1,245,778			$1,207,136

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$91,394	231	1.01	$73,813	227	1.23
Savings accounts	108,069	158	0.58	117,805	225	0.76
Money market accounts	86,277	148	0.69	48,494	89	0.73
Time certificates of deposit	335,196	1,438	1.72	343,344	1,954	2.28
Total interest-bearing deposits	620,936	1,975		583,456	2,495
Short-term borrowings and long-term debt	307,386	1,745	2.27	289,158	1,676	2.32
Interest-bearing liabilities	928,322	3,720	1.60	872,614	4,171	1.91
Noninterest-bearing deposits	87,628			83,015
Other noninterest-bearing liabilities	9,841			8,918
Total noninterest-bearing liabilities	97,469			91,933

Total liabilities	1,025,791			964,547
Total equity	219,987			242,589
Total liabilities and equity	$1,245,778			$1,207,136
Less: Tax-equivalent adjustment(2)		(217)			(175)
Net interest and dividend income		$7,729			$7,424
Net interest rate spread(4)			2.38%			2.26%
Net interest margin(5)			2.75%			2.70%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.4			129.3
      ________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans(1)	$809	$(624)	$185
Securities(1)	(91)	(207)	(298)
Other investments - at cost	1	10	11
Short-term investments	(1)	(1)	(2)
Total interest-earning assets	718	(822)	(104)

Interest-bearing liabilities
NOW accounts	54	(50)	4
Savings accounts	(19)	(48)	(67)
Money market accounts	69	(10)	59
Time deposits	(46)	(470)	(516)
Short-term borrowing and long-time debt	106	(37)	69
Total interest-bearing liabilities	164	(615)	(451)
Change in net interest and dividend income	$554	$(207)	$347
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $305,000 to $7.7 million for the three months ended June 30, 2011, from $7.4 million for the same period in 2010.  Interest and dividend income, on a tax-equivalent basis, decreased $104,000 to $11.7 million for the three months ended June 30, 2011, from $11.8 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.75% for the three months ended June 30, 2011, as compared to 2.70% for the same period in 2010.

The average yield on interest-earning assets decreased 19 basis points to 3.98% for the three months ended June 30, 2011, from 4.17% for the same period in 2010.  The average yield on interest-earning assets decreased due to cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans, which increased $61.9 million for the three months ended June 30, 2011.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $451,000 to $3.7 million for the three months ended June 30, 2011, from $4.2 million for the same period in 2010.  The average cost of interest-bearing liabilities decreased 31 basis points to 1.60% for the three months ended June 30, 2011, from 1.91% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2011 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net loan charge-offs, partially offset by decreases in commercial and industrial and commercial real estate loans and an increase in residential real estate loans.  After evaluating these factors, we provided $175,000 for loan losses for the three months ended June 30, 2011, compared to $4.1 million for the same period in 2010.  The allowance was $7.1 million at June 30, 2011 and $6.9 million at December 31, 2010.  The allowance for loan losses was 1.30% of total loans at June 30, 2011 and 1.36% at December 31, 2010.

Net charge-offs were $101,000 for the three months ended June 30, 2011.  This was comprised of charge-offs of $257,000 for the three months ended June 30, 2011, partially offset by recoveries of $156,000 for the same period.

Net charge-offs were $3.8 million for the three months ended June 30, 2010.  This was comprised of charge-offs of $3.9 million for the three months ended June 30, 2010, partially offset by recoveries of $17,000.

At June 30, 2011, commercial and industrial loans increased $3.0 million to $138.3 million at June 30, 2011 compared to December 31, 2010, while commercial real estate loans decreased $2.9 million to $218.7 million compared to December 31, 2010.  Residential real estate loans increased $34.0 million to $182.8 million compared to December 31, 2010.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $1.1 million to $947,000 for the three months ended June 30, 2011, compared to $2.0 million for the same period in 2010.  This was primarily due to a decrease in net gains on the sales of securities.  Net gains on the sales of securities were $46,000 for the three months ended June 30, 2011, compared to net gains of $1.1 million for the same period in 2010.

Noninterest Expense

Noninterest expense increased $493,000 for the three months ended June 30, 2011 to $6.4 million from $5.9 million in the comparable 2010 period.  Salaries and benefits increased $308,000 to $3.8 million for the three months ended June 30, 2011 primarily due to normal salary increases.

Income Taxes

For the three months ended June 30, 2011, we had a tax provision of $503,000 as compared to a tax benefit of $247,000 for the same period in 2010.  The effective tax rate was 24.3% for the three months ended June 30, 2011 and 39.0% for the same period in 2010.  The change in effective tax rate from June 30, 2010 is due primarily to the effect of pre-tax income  in the current quarter compared to a loss in the prior period, while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

General

Net income was $2.9 million, or $0.11 per diluted share, for the six months ended June 30, 2011, as compared to $1.0 million, or $0.03 per diluted share, for the same period in 2010.  Net interest and dividend income was $15.4 million for the six months ended June 30, 2011 and $15.1 million for the same period in 2010.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2011 and 2010, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2011			2010
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$525,946	$12,558	4.78%	$471,320	$12,365	5.25%
Securities(2)	626,009	10,749	3.43	619,580	11,518	3.72
Other investments - at cost	13,982	32	0.46	12,250	12	0.20
Short-term investments(3)	6,327	1	0.03	15,518	3	0.04
Total interest-earning assets	1,172,264	23,340	3.98	1,118,668	23,898	4.27
Total noninterest-earning assets	72,163			80,151

Total assets	$1,244,427			$1,198,819

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$88,596	458	1.03	$72,663	459	1.26
Savings accounts	106,715	315	0.59	114,276	455	0.80
Money market accounts	82,069	266	0.65	48,837	179	0.73
Time certificates of deposit	341,661	3,042	1.78	343,865	4,016	2.34
Total interest-bearing deposits	619,041	4,081		579,641	5,109
Short-term borrowings and long-term debt	309,756	3,449	2.23	284,614	3,325	2.34
Interest-bearing liabilities	928,797	7,530	1.62	864,255	8,434	1.95
Noninterest-bearing deposits	86,002			81,440
Other noninterest-bearing liabilities	9,655			8,512
Total noninterest-bearing liabilities	95,657			89,952

Total liabilities	1,024,454			954,207
Total equity	219,973			244,612
Total liabilities and equity	$1,244,427			$1,198,819
Less: Tax-equivalent adjustment(2)		(434)			(348)
Net interest and dividend income		$15,376			$15,116
Net interest rate spread(4)			2.36%			2.32%
Net interest margin(5)			2.73%			2.79%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.2			129.4
___________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$1,433	$(1,240)	$193
Securities(1)	120	(889)	(769)
Other investments - at cost	2	18	20
Short-term investments	(2)	-	(2)
Total interest-earning assets	1,553	(2,111)	(558)

Interest-bearing liabilities
NOW accounts	101	(102)	(1)
Savings accounts	(30)	(110)	(140)
Money market accounts	122	(35)	87
Time deposits	(26)	(948)	(974)
Short-term borrowing and long-time debt	294	(170)	124
Total interest-bearing liabilities	461	(1,365)	(904)
Change in net interest and dividend income	$1,092	$(746)	$346

_________________________________
(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $260,000 to $15.4 million for the six months ended June 30, 2011, from $15.1 million for the same period in 2010.  Interest and dividend income, on a tax-equivalent basis, decreased $558,000 to $23.3 million for the six months ended June 30, 2011, from $23.9 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.73% for the six months ended June 30, 2011, as compared to 2.79% for the same period in 2010.

The average yield on interest-earning assets decreased 29 basis points to 3.98% for the six months ended June 30, 2011, from 4.27% for the same period in 2010.  The average yield on interest-earning assets decreased due to cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans and investments.  The average balance of loans increased $54.6 million while the average balance of securities increased $6.4 million for the six months ended June 30, 2011.

The decrease in interest income was offset by a decrease in interest expense.  Interest expense decreased $904,000 to $7.5 million for the six months ended June 30, 2011, from $8.4 million for the same period in 2010.  The average cost of interest-bearing liabilities decreased 33 basis points to 1.62% for the six months ended June 30, 2011, from 1.95% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2011 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net loan charge-offs, partially offset by decreases in commercial and industrial and commercial real estate loans and an increase in residential real estate loans.  After evaluating these factors, we provided $514,000 for loan losses for the six months ended June 30, 2011, compared to $4.6 million for the same period in 2010.  The allowance was $7.1 million at June 30, 2011 and $6.9 million at December 31, 2010.  The allowance for loan losses was 1.30% of total loans at June 30, 2011 and 1.36% at December 31, 2010.

Net charge-offs were $375,000 for the six months ended June 30, 2011.  This was comprised of charge-offs of $616,000 for the six months ended June 30, 2011, partially offset by recoveries of $241,000 for the same period.

Net charge-offs were $4.4 million for the six months ended June 30, 2010.  This was comprised of charge-offs of $4.5 million for the six months ended June 30, 2010, partially offset by recoveries of $39,000.

At June 30, 2011, commercial and industrial loans increased $3.0 million to $138.3 million at June 30, 2011 compared to December 31, 2010, while commercial real estate loans decreased $2.9 million to $218.7 million compared to December 31, 2010.  Residential real estate loans increased $34.0 million to $182.8 million compared to December 31, 2010.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $1.2 million to 1.8 million for the six months ended June 30, 2011, from $3.0 million for the same period in 2010.  This was primarily due to a decrease in net gains on the sales of securities.  Net gains on the sales of securities were $77,000 for the six months ended June 30, 2011, compared to net gains of $1.3 million for the same period in 2010.

Noninterest Expense

Noninterest expense increased $638,000 for the six months ended June 30, 2011 to $13.0 million from $12.3 million in the comparable 2010 period.  Salaries and benefits increased $445,000 to $7.7 million for the six months ended June 30, 2011.  This was primarily the result of normal increases in this category.  Other expenses increased $265,000 to $1.6 million for the six months ended June 30, 2011.  This was the result of an increase of $116,000 in advertising and marketing expenses for the six months ended June 30, 2011, due to new advertising initiatives in electronic and print media.   These increases were partially offset by a $235,000 decrease in OREO expense.  This was primarily due to write downs on foreclosed properties of $227,000 for the six months ended June 30, 2010, which did not reoccur in 2011.

Income Taxes

For the six months ended June 30, 2011, we had a tax provision of $790,000 as compared to $155,000 for the same period in 2010.  The effective tax rate was 21.7% for the six months ended June 30, 2011 and 13.8% for the same period in 2010.  The change in effective tax rate from June 30, 2010 is due primarily to the higher pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at June 30, 2011 was $97.4 million.

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

At June 30, 2011, we exceeded each of the applicable regulatory capital requirements.  As of June 30, 2011, the most recent notification from the Office of Thrift Supervision (the “OTS”) categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of June 30, 2011 and December 31, 2010 are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$225,732	33.01%	$54,701	8.00%	N/A	-
Bank	218,925	32.05	54,639	8.00	$68,299	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	218,659	31.98	27,350	4.00	N/A	-
Bank	212,202	31.07	27,320	4.00	40,979	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	218,659	17.70	49,415	4.00	N/A	-
Bank	212,202	17.21	49,325	4.00	61,656	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	212,202	17.21	24,663	2.00	N/A	-

December 31, 2010

Total Capital (to Risk Weighted Assets):
Consolidated	$231,272	34.05%	$54,339	8.00%	N/A	-
Bank	221,643	32.69	54,238	8.00	$67,797	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	224,338	33.03	27,169	4.00	N/A	-
Bank	214,668	31.66	27,119	4.00	40,678	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	224,338	18.07	49,662	4.00	N/A	-
Bank	214,668	17.37	49,434	4.00	61,793	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	214,668	17.37	24,717	2.00	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of contractual obligations and credit commitments at June 30, 2011 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Contractual Obligations:
Lease Obligations
Operating lease obligations	$608	$1,218	$1,119	$10,024	$12,969

Borrowings and Debt
Federal Home Loan Bank	50,643	67,774	66,304	14,000	198,721
Securities sold under agreements to repurchase	19,458	42,800	0	38,500	100,758
Total borrowings and debt	70,101	110,574	66,304	52,500	299,479

Credit Commitments:
Available lines of credit	51,194	-	-	21,212	72,406
Other loan commitments	12,255	-	50	-	12,305
Letters of credit	4,530	-	-	503	5,033
Total credit commitments	67,979	-	50	21,715	89,744

Total Obligations	$138,688	$111,792	$67,473	$84,239	$402,192

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

REGULATORY ORDER

On April 28, 2011, the board of directors of the Bank stipulated and consented to an Order to Cease and Desist (the “Order”) issued by the OTS. The Order was issued as a result of findings identified in the course of a regular examination of the Bank relating to non-compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering. The Bank has responded to the OTS indicating the actions taken, or to be taken, to address the matters specified in the Order.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2010 Annual Report. Please refer to Item 7A of the 2010 Annual Report for additional information.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us, if any, are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 1A.   RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
April 1 - 30, 2011	-	-	-	1,396,961
May 1 - 31, 2011	10,615	8.87	10,615	1,386,346
June 1 – 30, 2011	164,224	8.12	164,224	1,222,122
Total	174,839	8.17	174,839	1,222,122

(1)
On May 25, 2010, the Board of Directors voted to authorize the commencement of a repurchase program, authorizing the repurchase of 2,924,367 shares, or ten percent of its outstanding shares of common stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2011.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      [REMOVED AND RESERVED.]

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2011.

Westfield Financial, Inc.

By: /s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:/s/ Leo R. Sagan, Jr.
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
101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.