Form 10-Q
period 2011-09-30
WESTFIELD FINANCIAL INC
filed 2011-11-08
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 1, 2011 the registrant had 27,623,420 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,605	$9,247
Federal funds sold	20	13
Interest-bearing deposits and other short-term investments	8,940	2,351
Cash and cash equivalents	19,565	11,611

SECURITIES :
Available for Sale - at fair value	627,908	642,467

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,438	12,282

LOANS - Net of allowance for loan losses of $7,087 at September 30, 2011 and $6,934 at December 31, 2010	537,512	502,392

PREMISES AND EQUIPMENT, Net	11,131	11,603

ACCRUED INTEREST RECEIVABLE	4,181	4,279

BANK-OWNED LIFE INSURANCE	43,644	40,494

DEFERRED TAX ASSET, Net	999	8,811

OTHER REAL ESTATE OWNED	1,130	223

OTHER ASSETS	4,293	5,327
TOTAL ASSETS	$1,262,801	$1,239,489

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$99,681	$85,217
Interest-bearing	620,833	615,118
Total deposits	720,514	700,335

SHORT-TERM BORROWINGS	55,544	62,937

LONG-TERM DEBT	247,240	238,151
SECURITIES PENDING SETTLEMENT	-	7,791
OTHER LIABILITIES	9,699	9,030
TOTAL LIABILITIES	1,032,997	1,018,244

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 27,648,783 shares issued and outstanding at September 30, 2011; 28,166,419 shares issued and outstanding at December 31, 2010	276	282
Additional paid-in capital	178,680	181,842
Unearned compensation - ESOP	(9,265)	(9,701)
Unearned compensation - Equity Incentive Plan	(1,516)	(2,158)
Retained earnings	51,902	56,496
Accumulated other comprehensive loss	9,727	(5,516)
Total shareholders' equity	229,804	221,245
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,262,801	$1,239,489
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$4,235	$4,872	$13,699	$15,252
Residential and commercial real estate loans	4,984	4,524	14,503	13,407
Commercial and industrial loans	1,428	1,657	4,290	4,963
Debt securities, tax-exempt	420	387	1,257	1,143
Consumer loans	47	53	143	162
Equity securities	46	50	140	152
Other Investments - at cost	14	5	46	17
Federal funds sold, interest-bearing deposits and other short-term investments	-	2	1	5
Total interest and dividend income	11,174	11,550	34,079	35,101
INTEREST EXPENSE:
Deposits	1,811	2,381	5,891	7,490
Long-term debt	1,716	1,759	5,071	4,946
Short-term borrowings	28	61	122	200
Total interest expense	3,555	4,201	11,084	12,636
Net interest and dividend income	7,619	7,349	22,995	22,465
PROVISION FOR LOAN LOSSES	15	3,928	529	8,548
Net interest and dividend income after provision for loan losses	7,604	3,421	22,466	13,917

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	(536)	-	(576)	(1,071)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	474	-	474	971
Net other-than-temporary impairment losses recognized in income	(62)	-	(102)	(100)
Service charges and fees	501	456	1,465	1,440
Income from bank-owned life insurance	398	380	1,150	1,140
Gain on sales of securities, net	131	2,609	208	3,926
(Loss) gain on disposal of OREO	(25)	-	(25)	1
Total noninterest income	943	3,445	2,696	6,407
NONINTEREST EXPENSE:
Salaries and employees benefits	3,997	3,661	11,710	10,930
Occupancy	691	656	2,027	1,952
Computer operations	473	461	1,437	1,443
Professional fees	524	391	1,525	1,258
OREO expense	31	62	52	326
FDIC insurance assessment	207	223	555	555
Other	716	730	2,307	2,056
Total noninterest expense	6,639	6,184	19,613	18,520
INCOME BEFORE INCOME TAXES	1,908	682	5,549	1,804
INCOME TAX PROVISION (BENEFIT)	414	(17)	1,204	137
NET INCOME	$1,494	$699	$4,345	$1,667

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.06	$0.03	$0.16	$0.06
Weighted average shares outstanding	26,443,449	27,432,114	26,608,490	27,860,516
Diluted earnings per share	$0.06	$0.03	$0.16	$0.06
Weighted average diluted shares outstanding	26,544,257	27,586,142	26,723,947	28,082,399
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME- UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Comprehensive income:
Net income	-	-	-	-	-	1,667	-	1,667
Net unrealized gains on securities available for sale arising during the period, net reclassification adjustment and tax effects	-	-	-	-	-	-	1,322	1,322
Net unrealized gains on securities resulting from transfer from held-to-maturity to available-for-sale, net of tax effects	-	-	-	-	-	-	8,351	8,351
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	44	44
Total comprehensive income								11,384
Common stock held by ESOP committed to be released (89,040 shares)	-	-	119	448	-	-	-	567
Share-based compensation - stock options	-	-	598	-	-	-	-	598
Share-based compensation - equity incentive plan	-	-	-	-	868	-	-	868
Excess tax benefits from equity incentive plan	-	-	34	-	-	-	-	34
Common stock repurchased	(1,813,237)	(18)	(14,708)	-	-	-	-	(14,726)
Issuance of common stock in connection with stock option exercises	336,527	3	2,942	-	-	(1,468)	-	1,477
Common stock granted in connection with equity incentive plan	-	-	69	-	(69)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	401	-	-	-	-	401
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(8,666)	-	(8,666)
BALANCE, SEPTEMBER 30, 2010	28,341,816	$283	$183,064	$(9,851)	$(2,449)	$60,786	$7,403	$239,236

BALANCE, DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Comprehensive income:
Net income	-	-	-	-	-	4,345	-	4,345
Net unrealized gains on securities available for sale arising during the period, net of reclassification adjustment and tax effects	-	-	-	-	-	-	15,191	15,191
Change in pension gains or losses and transition assets, net of tax	-	-	-	-	-	-	52	52
Total comprehensive income								19,588
Common stock held by ESOP committed to be released (86,585 shares)	-	-	120	436	-	-	-	556
Share-based compensation - stock options	-	-	596	-	-	-	-	596
Share-based compensation - equity incentive plan	-	-	-	-	869	-	-	869
Excess tax benefits from equity incentive plan	-	-	24	-	-	-	-	24
Purchase of ESOP Shares	1,946	-	15	-	-	-	-	15
Common stock repurchased	(554,228)	(6)	(4,455)	-	-	-	-	(4,461)
Issuance of common stock in connection with stock option exercises	34,646	-	293	-	-	(142)	-	151
Common stock granted in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	18	-	-	-	-	18
Cash dividends declared ($0.33 per share)	-	-	-	-	-	(8,797)	-	(8,797)
BALANCE, SEPTEMBER 30,2011	27,648,783	$276	$178,680	$(9,265)	$(1,516)	$51,902	$9,727	$229,804

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)
	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$4,345	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	529	8,548
Depreciation and amortization of premises and equipment	860	945
Net amortization of premiums and discounts on securities, mortgage-backed securities and mortgage loans	2,522	4,553
Net amortization of premiums on modified debt	140	5
Share-based compensation expense	1,465	1,466
Amortization of ESOP expense	556	567
Excess tax benefits from equity incentive plan	(24)	(34)
Excess tax benefits in connection with stock option exercises	(18)	(401)
Net gain on sales of securities	(208)	(3,926)
Other-than-temporary impairment losses on securities	102	100
Write-downs of other real estate owned	-	232
Loss (gain) on sale of other real estate owned	25	(1)
Deferred income tax benefit	(156)	(159)
Income from bank-owned life insurance	(1,150)	(1,140)
Changes in assets and liabilities:
Accrued interest receivable	89	533
Other assets	1,034	(430)
Other liabilities	790	1,074
Net cash provided by operating activities	10,901	13,599
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	-	(62,111)
Proceeds from calls, maturities, and principal collections	-	69,075
Securities, available for sale:
Purchases	(186,024)	(436,038)
Proceeds from sales	157,999	309,244
Proceeds from calls, maturities, and principal collections	55,543	80,504
Purchase of residential mortgages	(52,490)	(32,282)
Loan principal payments, net of originations	15,686	13,932
Purchase of Federal Home Loan Bank of Boston stock	(156)	(1,855)
Proceeds from sale of other real estate owned	198	1,693
Purchases of premises and equipment	(388)	(512)
Purchase of bank-owned life insurance	(2,000)	-
Net cash used in investing activities	(11,632)	(58,350)
FINANCING ACTIVITIES:
Net increase in deposits	20,179	45,307
Net change in short-term borrowings	(7,393)	(9,072)
Repayment of long-term debt	(5,150)	(45,000)
Proceeds from long-term debt	14,099	69,970
Cash dividends paid	(8,797)	(8,666)
Common stock repurchased	(4,461)	(13,110)
Issuance of common stock in connection with stock option exercises	151	1,477
Excess tax benefits in connection with equity incentive plan	24	34
Excess tax benefits in connection with stock option exercises	18	401
Purchase of common stock in connection with employee benefit program	15	-
Net cash provided by financing activities	8,685	41,341

NET CHANGE IN CASH AND CASH EQUIVALENTS:	7,954	(3,410)
Beginning of period	11,611	28,719
End of period	$19,565	$25,309

Supplemental cash flow information:
Transfer of loans to other real estate owned	$1,130	$538
Interest paid	11,163	12,630
Taxes paid	701	310
Net cash due to broker for common stock repurchased	-	1,616

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2011, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and nine months ended September 30, 2011 and 2010 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income applicable to common stock	$1,494	$699	$4,345	$1,667

Average number of common shares outstanding	27,778	28,891	27,979	29,341
Less: Average unallocated ESOP Shares	(1,328)	(1,415)	(1,349)	(1,437)
Less: Average ungranted equity incentive plan shares	(7)	(44)	(22)	(44)

Average number of common shares outstanding used to calculate basic earnings per common share	26,443	27,432	26,608	27,680

Effect of dilutive stock options	101	154	115	222

Average number of common shares outstanding used to calculate diluted earnings per common share	26,544	27,586	26,723	28,082

Basic earnings per share	$0.06	$0.03	$0.16	$0.06

Diluted earnings per share	$0.06	$0.03	$0.16	$0.06

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  There were 1,662,227 and 1,630,758 shares that were antidilutive for the three and nine months ended September 30, 2011, respectively, and 1,576,024 and 1,559,357 shares that were antidilutive for the three and nine months ended September 30, 2010, respectively.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Unrealized holding gains on available-for-sale securities	$23,238	$6,156
Reclassification adjustment for gains realized in income	(208)	(3,926)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	-	12,653
Other-than-temporary impairment losses on available-for-sale securities charged to earnings	102	100
Net unrealized gains on available-for-sale securities	23,132	14,983
Tax effect	(7,941)	(5,310)
Net-of-tax amount	15,191	9,673

Gains and losses arising during the period pertaining to defined benefit plans	-	7
Reclassification adjustments for items reflected in earnings:
Actuarial loss recognized	87	69
Transition asset recognized	(8)	(9)
Net adjustments pertaining to defined benefit plan	79	67
Tax effect	(27)	(23)
Net-of-tax amount	52	44

Net accumulated other comprehensive income	$15,243	$9,717

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:
	September 30,	December 31,
	2011	2010
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$17,864	$(5,299)
Tax effect	(6,134)	1,817
Net-of-tax amount	11,730	(3,482)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(474)	(443)
Tax effect	161	151
Net-of-tax amount	(313)	(292)

Unrecognized transition asset pertaining to defined benefit plan	36	44
Unrecognized deferred loss pertaining to defined benefit plan	(2,595)	(2,682)
Net components pertaining to defined benefit plan	(2,559)	(2,638)
Tax effect	869	896
Net-of-tax amount	(1,690)	(1,742)

Net accumulated other comprehensive income (loss)	$9,727	$(5,516)

4.      SECURITIES

Securities are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government sponsored residential mortgage-backed securities	$380,089	$10,133	$(29)	$390,193
U.S. government guaranteed residential mortgage-backed securities	151,602	4,596	(31)	156,167
Private-label residential mortgage-backed securities	2,152	-	(474)	1,678
Municipal bonds	43,412	2,253	(1)	45,664
Government sponsored enterprise obligations	27,776	873	(16)	28,633
Mutual funds	5,448	121	(53)	5,516
Common and preferred stock	39	18	-	57

Total	$610,518	$17,994	$(604)	$627,908

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government sponsored residential mortgage-backed securities	$381,436	$4,967	$(5,419)	$380,984
U.S. government guaranteed residential mortgage-backed securities	192,609	396	(5,329)	187,676
Private-label residential mortgage-backed securities	8,251	-	(673)	7,578
Municipal bonds	42,119	1,298	(340)	43,077
Government sponsored enterprise obligations	18,447	193	(776)	17,864
Mutual funds	5,308	25	(61)	5,272
Common and preferred stock	39	-	(23)	16

Total	$648,209	$6,879	$(12,621)	$642,467

The amortized cost and fair value of debt securities, excluding mortgage-backed securities, at September 30, 2011, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)

Available for sale:
Due in one year or less	$575	$586
Due after one year through five years	22,216	23,068
Due after five years through ten years	30,941	32,788
Due after ten years	17,456	17,855

Total available for sale	$71,188	$74,297

Gross realized gains and losses on sales of securities for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Gross gains realized	$528	$2,620	$1,407	$4,576
Gross losses realized	(397)	(11)	(1,199)	(650)
Net gain realized	$131	$2,609	$208	$3,926

Proceeds from the sale of securities available for sale amounted to $158.0 and $309.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The tax provision applicable to net realized gains and losses was $44,000 and $73,000 for the three and nine months ended September 30, 2011, respectively.  The tax provision applicable to net realized gains and losses was $887,000 and $1.3 million for the three and nine months ended September 30, 2010, respectively.

One security with a carrying value of $2.2 million at December 31, 2010, was pledged as collateral to the Federal Reserve Bank of Boston to secure public deposits.  No securities were pledged to secure public deposits at September 30, 2011.

Information pertaining to securities with gross unrealized losses at September 30, 2011and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored residential mortgage-backed securities	$(29)	$7,901	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(31)	6,717	-	-
Private-label residential mortgage-backed securities	-	-	(474)	1,678
Municipal bonds	(1)	149	-	-
Government-sponsored enterprise obligations	(16)	9,936	-	-
Mutual funds	-	-	(53)	1,613
Common and preferred stock	-	-	-	-

Total	$(77)	$24,703	$(527)	$3,291

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$(5,419)	$225,105	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(5,329)	145,430	-	-
Private-label residential mortgage-backed securities	-	-	(673)	7,578
Government-sponsored enterprise obligations	(776)	15,674	-	-
Municipal bonds	(340)	8,856	-	-
Mutual funds	-	-	(61)	1,548
Common and preferred stock	-	-	(23)	16

Total	$(11,864)	$395,065	$(757)	$9,142

At September 30, 2011, four government-sponsored and U.S. government guaranteed mortgage-backed securities had gross unrealized losses with aggregate depreciation of 0.4% from our amortized cost basis existing for less than twelve months.  At September 30, 2011, one government-sponsored enterprise obligation had gross unrealized loss with aggregate depreciation of 0.2% from our amortized cost basis existing for less than twelve months.  At September 30, 2011, one municipal bond had gross unrealized losses with aggregate depreciation of 0.7% from our amortized cost basis existing for less than twelve months.  These losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At September 30, 2011, one mutual fund had a gross unrealized loss with aggregate depreciation of 3.2% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

At September 30, 2011, one private label mortgage-backed securities had a gross unrealized loss of 22.0% from our amortized cost basis which existed for greater than twelve months.  Management uses a third party on a quarterly basis that is experienced in analyzing private-label mortgage-backed securities to determine if credit losses existed for these securities.  The third party incorporated a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency i.e. 30, 60, 90 days delinquent, loans in foreclosure, projected prepayment rates (10 voluntary prepayment rate), severity of loss on defaulted loans (60%), current levels of subordination, current credit enhancement (0.21%), vintage (2006), geographic location and projected default rates.  As a result of this analysis, one private label mortgage-backed security was deemed to have other-than-temporary impairment loss as of September 30, 2011.  During the three months ended September 30, 2011, we had writedowns of $536,000 due to other-than-temporary impairment on mortgage-backed securities, of which $474,000 was recognized in accumulated other comprehensive loss and $62,000 was recognized as a credit loss and charged to income.  We had no writedowns due to other-than-temporary impairment on mortgage backed securities during the three months ended September 30, 2010. During the nine months ended September 30, 2011, we had writedowns of $576,000 due to other-than-temporary impairment on mortgage-backed securities, of which $474,000 was recognized in accumulated other comprehensive loss and $102,000 was recognized as a credit loss and charged to income. During the nine months ended September 30, 2010, we had writedowns of $1.1 million due to other-than-temporary impairment on mortgage-backed securities, of which $971,000 was recognized in accumulated other comprehensive loss and $100,000 was recognized as a credit loss and charged to income.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Balance, beginning of period	$425	$278
Reductions for securities sold during the period	(85)	-
Additional credit losses for which other-than-temporary impairment charge was previously recorded	102	100

Balance, end of period	$442	$378

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2011	2010
	(In thousands)

Commercial real estate	$220,850	$221,578
Residential real estate	156,180	112,680
Home equity	36,723	36,116
Commercial and industrial	127,206	135,250
Consumer	2,610	2,960
Total Loans	543,569	508,584
Unearned premiums and deferred loan fees and costs, net	1,030	742
Allowance for loan losses	(7,087)	(6,934)
	$537,512	$502,392

During the nine months ended September 30, 2011 and 2010, we purchased residential real estate loans aggregating $52.5 million and $32.3 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At September 30, 2011 and December 31, 2010, we serviced loans for participants aggregating $5.3 million and $5.2 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $3.2 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively.  Net service fee income of $2,000, and $3,000 was recorded for three months ended September 30, 2011 and 2010. Net service fee income of $7,000, and $10,000 was recorded for nine months ended September 30, 2011 and 2010. Net service fee income is included in service charges and fees on the consolidated statements of income.

Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired.  Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and perform in accordance with contractual terms for a period of at least six months, reducing the concern as to the collectability of principal and interest.  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80 percent and do not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Home equity loans are secured by first or second mortgages on one-to-four family owner occupied properties.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2011 and 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2010	$877	$3,182	$2,849	$26	$6,934
Provision	127	(9)	234	(13)	339
Charge-offs	-	-	(355)	(4)	(359)
Recoveries	1	4	69	11	85
Balance at March 31, 2011	$1,005	$3,177	$2,797	$20	$6,999
Provision	184	(93)	84	-	175
Charge-offs	(2)	(175)	(77)	(3)	(257)
Recoveries	3	132	20	1	156
Balance at June 30, 2011	$1,190	$3,041	$2,824	$18	$7,073
Provision	272	(2)	(254)	(1)	15
Charge-offs	-	-	(10)	(6)	(16)
Recoveries	4	3	1	7	15
Balance at September 30, 2011	$1,466	$3,042	$2,561	$18	$7,087

Balance at December 31, 2009	$487	$2,371	$4,748	$39	$7,645
Provision	43	84	385	(12)	500
Charge-offs	(1)	-	(607)	(8)	(616)
Recoveries	1	-	8	13	22
Balance at March 31, 2010	$530	$2,455	$4,534	$32	$7,551
Provision	95	4,044	(7)	(12)	4,120
Charge-offs	-	(3,620)	(238)	(3)	(3,861)
Recoveries	2	2	(1)	14	17
Balance at June 30, 2010	$627	$2,881	$4,288	$31	$7,827
Provision	32	3,866	42	(12)	3,928
Charge-offs	-	(3,602)	-	(2)	(3,604)
Recoveries	6	1	-	10	17
Balance at September 30, 2010	$665	$3,146	$4,330	$27	$8,168

Further information pertaining to the allowance for loan losses by segment at September 30, 2011 and December 31, 2010 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2011
Allowance for loan and lease losses:
Individually evaluated for loss potential	$40	$254	$25	$-	$319
Collectively evaluated for loss potential	1,426	2,788	2,536	18	6,768
Total	$1,466	$3,042	$2,561	$18	$7,087

Loans and leases outstanding:
Individually evaluated for loss potential	$235	$15,775	$1,147	$-	$17,157
Collectively evaluated for loss potential	192,668	205,075	126,059	2,610	526,412
Total	$192,903	$220,850	$127,206	$2,610	$543,569

December 31, 2010
Allowance for loan and lease losses:
Individually evaluated for loss potential	$-	$-	$19	$-	$19
Collectively evaluated for loss potential	877	3,182	2,830	26	6,915
Total	$877	$3,182	$2,849	$26	$6,934

Loans and leases outstanding:
Individually evaluated for loss potential	$125	$1,891	$539	$-	$2,555
Collectively evaluated for loss potential	148,671	219,687	134,711	2,960	506,029
Total	$148,796	$221,578	$135,250	$2,960	$508,584

The following is a summary of past due and non-accrual loans by class at September 30, 2011 and December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual
	(In thousands)
September 30, 2011
Residential real estate:
Residential 1-4 family	$483	$71	$175	$729	$-	$720
Home equity	82	62	115	259	-	142
Commercial real estate	3,344	-	-	3,344	-	1,776
Commercial and industrial	2,981	583	147	3,711	-	147
Consumer	6	-	-	6	-	-
Total	$6,896	$716	$437	$8,049	$-	$2,785

December 31, 2010
Residential real estate:
Residential 1-4 family	$196	$459	$172	$827	$-	$629
Home equity	121	-	138	259	-	144
Commercial real estate	14,797	-	919	15,716	-	1,891
Commercial and industrial	204	1,000	150	1,354	-	539
Consumer	7	-	-	7	-	1
Total	$15,325	$1,459	$1,379	$18,163	$-	$3,204

The following is a summary of impaired loans by class:

				Three Months Ended		Nine Months Ended
	At September 30, 2011			September 30, 2011		September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$120	$126	$-	$122	$-	$123	$-
Commercial real estate	1,575	1,685	-	1,591	-	1,660	-
Commercial and industrial	-	-	-	-	-	465	-
Total	1,695	1,811	-	1,713	-	2,248	-

Impaired loans with a valuation allowance:
Residential real estate	115	115	40	115	-	58	-
Commercial real estate	14,200	14,228	254	14,204	198	11,843	542
Commercial and industrial	1,147	1,150	25	1,147	11	982	44
Total	15,462	15,493	319	15,466	209	12,883	586

Total impaired loans	$17,157	$17,304	$319	$17,179	$209	$15,131	$586

				Three Months Ended		Nine Months Ended
	At December 31, 2010			September 30, 2010		September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$125	$127	$-	$-	$-	$32	$-
Commercial real estate	1,891	1,939	-	2,808	-	2,095	-
Commercial and industrial	389	1,374	-	25	-	321	-
Total	2,405	3,440	-	2,833	-	2,448	-

Impaired loans with a valuation allowance:
Commercial and industrial	150	150	19	1,691	-	2,180	-

Total impaired loans	$2,555	$3,590	$19	$4,524	$-	$4,628	$-

No interest income was recognized for impaired loans on a cash-basis method during the three and nine months ended September 30, 2011 or 2010.

We may periodically agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.  All TDRs are initially classified as impaired.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Performing loans modified as troubled debt restructuring during the nine months ended September 30, 2011, segregated by class, are shown in the table below. The modifications reduced the interest rate and extended the interest-only period.  Both loans were performing assets at the date of modification and remained on accrual status.  No loans were modified as a TDR during the three months ended September 30, 2011.   Nonperforming TDRs are shown as nonperforming assets.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$14,000	$14,000
Commercial and Industrial	1	1,000	1,000
Total	2	$15,000	$15,000

Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.  One residential real estate loan with a recorded investment of $120,000 defaulted during the nine months ended September 30, 2011, which was modified in the quarter ended December 31, 2010.  No TDRs defaulted during the three months ended September 30, 2011.   As of September 30, 2011, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as TDR’s.  There were no charge-offs on TDRs during the three or nine months ended September 30, 2011.

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

Loans rated 7: Loans in this category are considered “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weakenesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable and that a partial loss of principal is likely.

Loans rated 8: Loans in this category are considered uncollectible (“Loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $1.0 and $4.3 million at September 30, 2011 and December 31, 2010, respectively.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at September 30, 2011 and December 31, 2010:

	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2011
Loans rated 1 – 3	$155,762	$36,677	$172,285	$89,495	$2,601	$456,820
Loans rated 4	102	-	26,935	19,522	-	46,559
Loans rated 5	3	-	1,457	2,804	9	4,273
Loans rated 6	313	46	19,973	15,385	-	35,717
Loans rated 7	-	-	200	-	-	200
	$156,180	$36,723	$220,850	$127,206	$2,610	$543,569

December 31, 2010
Loans rated 1 – 3	$112,236	$36,051	$174,137	$83,650	$2,950	$409,024
Loans rated 4	105	-	24,149	32,723	-	56,977
Loans rated 5	9	13	3,164	7,424	10	10,620
Loans rated 6	330	52	20,128	11,453	-	31,963
Loans rated 7	-	-	-	-	-	-
	$112,680	$36,116	$221,578	$135,250	$2,960	$508,584

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

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected dividend yield	6.64%	7.04%
Expected volatility	34.19%	35.83%
Risk-free interest rate	3.12%	2.48%
Expected life	10 years	10 years

No stock options were granted during the three months ended September 30, 2011. All stock awards and stock options currently vest at 20% per year.  At September 30, 2011, 6,941 stock awards and 56,232 stock options were available for future grants.

Our stock award and stock option plans activity for the nine months ended September 30, 2011 and 2010 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	248,612	$9.92	1,911,485	$9.08
Granted	28,000	8.13	78,000	10.04
Stock options exercised	-	-	(34,646)	4.39
Stock awards vested	(9,606)	10.07	-	-
Outstanding at September 30, 2011	271,012	$9.72	1,915,839	$9.20

Outstanding at December 31, 2009	358,573	$10.00	2,223,012	$8.36
Granted	9,000	7.67	25,000	10.04
Stock options exercised	-	-	(336,527)	4.39
Stock awards vested	(5,506)	10.09	-	-
Outstanding at September 30, 2010	362,067	$9.94	1,911,485	$9.08

We recorded compensation cost related to the stock awards of $288,000 and $869,000 for the three and nine months ended September 30, 2011, respectively, and $289,000 and $868,000 for the three and nine months ended September 30, 2010 respectively.

We recorded compensation costs relating to stock options of $197,000 and $200,000 with related tax benefits of $51,000 and $53,000 for the three months ended September 30, 2011 and 2010, respectively.  We recorded compensation costs relating to stock options of $596,000 and $598,000 with related tax benefits of $156,000 and $159,000 for the nine months ended September 30, 2011 and 2010, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $35.5 million and $50.6 million at September 30, 2011 and December 31, 2010, respectively.  Customer repurchase agreements were $20.0 million at September 30, 2011, and $12.3 million at December 31, 2010.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at September 30, 2011 and December 31, 2010 were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At September 30, 2011, we had $160.6 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $151.7 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2010.  Customer repurchase agreements were $5.3 million at September 30, 2011 and $5.2 million at December 31, 2010.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

All FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$247	$233	$742	$698
Interest cost	223	193	668	580
Expected return on assets	(219)	(196)	(656)	(587)
Transition obligation	(3)	(3)	(8)	(9)
Actuarial loss	29	23	87	69
Net periodic pension cost	$277	$250	$833	$751

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2011.  No contributions have been made to the plan for the three and nine months ended September 30, 2011.

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Securities available-for-sale:	(In thousands)
Mutual funds	$5,516	$-	$-	$5,516
Common and preferred stock	57	-	-	57
U.S. government and federal agency debt securities	-	28,633	-	28,633
State and municipal bonds	-	45,664	-	45,664
Government sponsored residential mortgage-backed securities	-	390,193	-	390,193
U.S. government guaranteed residential mortgage-backed securities	-	156,167	-	156,167
Private label residential mortgage-backed securities	-	1,678	-	1,678
Total assets	$5,573	$622,335	$-	$627,908

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available-for-sale:	(In thousands)
Mutual funds	$5,272	$-	$-	$5,272
Common and preferred stock	16	-	-	16
U.S. government and federal agency debt securities	-	17,864	-	17,864
State and municipal bonds	-	43,077	-	43,077
Government sponsored residential mortgage-backed securities	-	380,984	-	380,984
U.S. government guaranteed residential mortgage-backed securities	-	187,676	-	187,676
Private label residential mortgage-backed securities	-	7,578	-	7,578
Total assets	$5,288	$637,179	$-	$642,467

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2011 and 2010.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2011 and 2010.

	At			Three Months Ended	Nine Months Ended
	September 30, 2011			September 30, 2011	September 30, 2011
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,079	$8	$(240)
Total assets	$-	$-	$1,079	$8	$(240)

	At			Three Months Ended	Nine Months Ended
	September 30, 2010			September 30, 2010	September 30, 2010
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,681	$(188)	$(1,051)
Other real estate owned	-	-	276	-	(105)

Total assets	$-	$-	$1,957	$(188)	$(1,156)

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the three and nine months ended September 30, 2011, there were no fair value adjustments on other real estate owned.

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2011.

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

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$19,565	$19,565	$11,611	$11,611

Securities available for sale	627,908	627,908	642,467	642,467

Federal Home Loan Bank of Boston and other restricted stock	12,438	12,438	12,282	12,282

Loans - net	537,512	538,875	502,392	505,791

Accrued interest receivable	4,181	4,181	4,279	4,279

Liabilities:
Deposits	720,514	722,529	700,335	697,815

Short-term borrowings	55,544	55,544	62,937	62,936

Long-term debt	247,240	256,930	238,151	243,800

Accrued interest payable	642	642	720	720

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

You should read the following financial results for the three and nine months ended September 30, 2011 in the context of this strategy.

•
Net income was $1.5 million, or $0.06 per diluted share, for the quarter ended September 30, 2011, compared to $699,000, or $0.03 per diluted share, for the same period in 2010.  For the nine months ended September 30, 2011, net income was $4.3 million, or $0.16 per diluted share, compared to $1.7 million, or $0.06 per diluted share, for the same period in 2010.

•
The provision for loans losses was $15,000 for the three months ended September 30, 2011, compared to $3.9 million for the same period in 2010. The provision for loan losses was $529,000 for the nine months ended September 30, 2011, compared to $8.5 million in the same period in 2010.The decreases in the provision for loan losses occurred because the 2010 periods included the reserve for and subsequent charge-off of $7.2 million on a single commercial real estate loan.

•
Net interest income increased $270,000 to $7.6 million for the three months ended September 30, 2011, compared to $7.3 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.64% for the three months ended September 30, 2011, compared to 2.58% for the same period in 2010.  For the nine months ended September 30, 2011, net interest income increased $530,000 to $23.0 million, compared to $22.5 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.69% and 2.72% for the nine months ended September 30, 2011 and 2010, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Notes 1 and 10 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2010 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Total assets increased $23.3 million to $1.3 billion at September 30, 2011.  Securities decreased $14.4 million to $640.3 million at September 30, 2011 from $654.7 million at December 31, 2010.  The decrease in securities was the result of using cash flow from securities to fund the loan portfolio as discussed below.

Net loans increased by $35.1 million to $537.5 million at September 30, 2011 from $502.4 million at December 31, 2010.  The increase in net loans was primarily the result of an increase in residential real estate loans, which was partially offset by decreases in commercial and industrial and commercial real estate loans.  Residential real estate loans increased $44.1 million to $192.9 million at September 30, 2011.  Through our long standing relationship with a third-party mortgage company, we originated and purchased residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improving net interest income. During the nine months ended September 30, 2011, we purchased $52.5 million of residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improve net interest income.

Commercial and industrial loans decreased $8.0 million to $127.2 million at September 30, 2011 from $135.3 million at December 31, 2010.  Commercial real estate loans decreased $800,000 to $220.8 million at September 30, 2011 from $221.6 million at December 31, 2010.  Owner occupied commercial real estate loans totaled $97.0 million at September 30, 2011 and $107.0 million at December 31, 2010, while non-owner occupied commercial real estate loans totaled $123.9 million at September 30, 2011 and $114.6 million at December 31, 2010.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans decreased $419,000 to $2.8 million at September 30, 2011 compared to $3.2 million at December 31, 2010.  At September 30, 2011, nonperforming loans were primarily made up of three commercial relationships totaling $1.9 million.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $240,000 and $167,000 for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011 and December 31, 2010, we had $1.1 million and $223,000 in foreclosed real estate, respectively.  At September 30, 2011 and December 31, 2010, our nonperforming loans to total loans were 0.51% and 0.63%, respectively, while our nonperforming assets to total assets were 0.31% and 0.28%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying consolidated financial statements.

Total deposits increased $20.2 million to $720.5 million at September 30, 2011, from $700.3 million at December 31, 2010.  The increase in deposits was due to an increase in savings and money market accounts and checking accounts.  Savings and money market accounts increased $38.3 million to $215.8 million at September 30, 2011, from $177.5 million at December 31, 2010.  Checking accounts increased $13.1 million to $181.9 million at September 30, 2011, from $168.8 million at December 31, 2010.  The increases in savings and money market accounts and checking accounts were primarily due to a relationship-based product set introduced in 2010 which continues to show growth in 2011.  Time deposit accounts decreased $31.2 million to $322.8 million at September 30, 2011, from $354.0 million at December 31, 2010.

Short-term borrowings decreased $7.4 million to $55.5 million at September 30, 2011 from $62.9 million at December 31, 2010.  Long-term debt increased $9.0 million to $247.2 million from $238.2 million at December 31, 2010.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity at September 30, 2011 and December 31, 2010 was $229.8 million and $221.2 million, respectively, which represented 18.2% and 17.8% of total assets at September 30, 2011 and December 31, 2010.  The increase in shareholders’ equity reflects an increase in other comprehensive income of $15.2 million primarily due to the change in market values of securities, net income of $4.3 million for the nine months ended September 30, 2011, an increase of $2.2 million related to the recognition of share-based compensation and the exercise of 34,646 stock options.  This was partially offset by the payment of regular and special dividends amounting to $8.8 million and the repurchase of 554,228 shares of our common stock at a cost of $4.5 million, pursuant to our current stock repurchase plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

General

Net income was $1.5 million, or $0.06 per diluted share, for the three months ended September 30, 2011, as compared to net income of $699,000, or $0.03 per diluted share, for the same period in 2010.  Net interest and dividend income was $7.6 million for the three months ended September 30, 2011 and $7.3 million for the same period in 2010.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2011 and 2010, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2011			2010
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$547,539	$6,498	4.75%	$490,283	$6,273	5.12%
Securities(2)	608,580	4,881	3.21	645,275	5,474	3.39
Other investments - at cost	14,048	14	0.40	13,551	5	0.15
Short-term investments(3)	8,080	-	0.00	11,481	2	0.07
Total interest-earning assets	1,178,247	11,393	3.87	1,160,590	11,754	4.05
Total noninterest-earning assets	69,586			78,019

Total assets	$1,247,833			$1,238,609

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$86,425	172	0.80	$78,329	233	1.19
Savings accounts	103,297	112	0.43	123,033	216	0.70
Money market accounts	104,479	165	0.63	47,485	51	0.43
Time certificates of deposit	326,909	1,362	1.67	346,304	1,881	2.17
Total interest-bearing deposits	621,110	1,811		595,151	2,381
Short-term borrowings and long-term debt	300,448	1,744	2.32	310,853	1,820	2.34
Interest-bearing liabilities	921,558	3,555	1.54	906,004	4,201	1.85
Noninterest-bearing deposits	93,139			83,714
Other noninterest-bearing liabilities	9,179			8,580
Total noninterest-bearing liabilities	102,318			92,294

Total liabilities	1,023,876			998,298
Total equity	223,957			240,311
Total liabilities and equity	$1,247,833			$1,238,609
Less: Tax-equivalent adjustment(2)		(219)			(204)
Net interest and dividend income		$7,619			$7,349
Net interest rate spread(4)			2.33%			2.20%
Net interest margin(5)			2.64%			2.58%
Ratio of average interest-earning
assets to average interest-bearing liabilities			127.9			128.1
________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$733	$(508)	$225
Securities (1)	(311)	(282)	(593)
Other investments - at cost	-	9	9
Short-term investments	(1)	(1)	(2)
Total interest-earning assets	421	(782)	(361)

Interest-bearing liabilities
NOW accounts	24	(85)	(61)
Savings accounts	(35)	(69)	(104)
Money market accounts	61	53	114
Time deposits	(105)	(414)	(519)
Short-term borrowing and long-time debt	(61)	(15)	(76)
Total interest-bearing liabilities	(116)	(530)	(646)
Change in net interest and dividend income	$537	$(252)	$285
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $270,000 to $7.6 million for the three months ended September 30, 2011, from $7.3 million for the same period in 2010.  Interest and dividend income, on a tax-equivalent basis, decreased $376,000 to $11.4 million for the three months ended September 30, 2011, from $11.8 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.64% for the three months ended September 30, 2011, as compared to 2.58% for the same period in 2010.

The average yield on interest-earning assets decreased 18 basis points to 3.87% for the three months ended September 30, 2011, from 4.05% for the same period in 2010.  The average yield on interest-earning assets decreased due to cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans, which increased $57.3 million for the three months ended September 30, 2011.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $646,000 to $3.6 million for the three months ended September 30, 2011, from $4.2 million for the same period in 2010.  The average cost of interest-bearing liabilities decreased 31 basis points to 1.54% for the three months ended September 30, 2011, from 1.85% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2011 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net loan charge-offs and commercial and industrial and commercial real estate loans, partially offset by an increase in residential real estate loans.  After evaluating these factors, we provided $15,000 for loan losses for the three months ended September 30, 2011, compared to $3.9 million for the same period in 2010.  The allowance was $7.1 million at September 30, 2011 and $6.9 million at December 31, 2010.  The allowance for loan losses was 1.30% of total loans at September 30, 2011 and 1.36% at December 31, 2010.

Net charge-offs were $1,000 for the three months ended September 30, 2011.  This was comprised of charge-offs of $17,000 for the three months ended September 30, 2011, partially offset by recoveries of $16,000 for the same period.

Net charge-offs were $3.6 million for the three months ended September 30, 2010.  This was comprised of charge-offs of $3.6 million for the three months ended September 30, 2010, partially offset by recoveries of $17,000.   The 2010 period included the reserve for and subsequent charge-off of $7.2 million on a single commercial real estate loan.

At September 30, 2011, commercial and industrial loans decreased $8.0 million to $127.2 million at September 30, 2011 from $135.3 million at December 31, 2010 while commercial real estate loans decreased $800,000 to $220.8 million at September 30, 2011 from $221.6 million at December 31, 2010.  Residential real estate loans increased $44.1 million to $192.9 million compared to December 31, 2010.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $2.5 million to $943,000 for the three months ended September 30, 2011, compared to $3.4 million for the same period in 2010.  This was primarily due to a decrease in net gains on the sales of securities.  Net gains on the sales of securities were $131,000 for the three months ended September 30, 2011, compared to net gains of $2.6 million for the same period in 2010.

Noninterest Expense

Noninterest expense increased $455,000 for the three months ended September 30, 2011 to $6.6 million from $6.2 million in the comparable 2010 period.  Salaries and benefits increased $336,000 to $4.0 million for the three months ended September 30, 2011 primarily due to normal salary and benefits increases.

Income Taxes

For the three months ended September 30, 2011, we had a tax provision of $414,000 as compared to a tax benefit of $17,000 for the same period in 2010.  The effective tax rate was 21.7% for the three months ended September 30, 2011 and 2.5% for the same period in 2010.  The change in effective tax rate from September 30, 2010 is due primarily to the effect of higher pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

General

Net income was $4.3 million, or $0.16 per diluted share, for the nine months ended September 30, 2011, as compared to $1.7 million, or $0.06 per diluted share, for the same period in 2010.  Net interest and dividend income was $23.0 million for the nine months ended September 30, 2011 and $22.5 million for the same period in 2010.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2011 and 2010, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2011			2010
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$533,222	$19,057	4.77%	$477,710	$18,642	5.20%
Securities(2)	620,136	15,632	3.36	628,307	17,031	3.61
Other investments - at cost	14,004	46	0.44	12,621	17	0.18
Short-term investments(3)	6,918	1	0.02	14,158	5	0.05
Total interest-earning assets	1,174,280	34,736	3.94	1,132,796	35,695	4.20
Total noninterest-earning assets	71,294			79,432

Total assets	$1,245,574			$1,212,228

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$87,864	630	0.96	$74,572	691	1.24
Savings accounts	105,563	427	0.54	117,462	672	0.76
Money market accounts	89,621	430	0.64	48,382	230	0.63
Time certificates of deposit	336,689	4,404	1.74	344,687	5,897	2.28
Total interest-bearing deposits	619,737	5,891		585,103	7,490
Short-term borrowings and long-term debt	306,619	5,193	2.26	293,456	5,146	2.34
Interest-bearing liabilities	926,356	11,084	1.60	878,559	12,636	1.92
Noninterest-bearing deposits	88,408			82,207
Other noninterest-bearing liabilities	9,494			8,299
Total noninterest-bearing liabilities	97,902			90,506

Total liabilities	1,024,258			969,065
Total equity	221,316			243,163
Total liabilities and equity	$1,245,574			$1,212,228
Less: Tax-equivalent adjustment(2)		(657)			(594)
Net interest and dividend income		$22,995			$22,465
Net interest rate spread(4)			2.35%			2.28%
Net interest margin(5)			2.69%			2.72%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.8			128.9
___________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$2,166	$(1,751)	$415
Securities (1)	(221)	(1,178)	(1,399)
Other investments - at cost	2	27	29
Short-term investments	(3)	(1)	(4)
Total interest-earning assets	1,944	(2,903)	(959)

Interest-bearing liabilities
NOW accounts	123	(184)	(61)
Savings accounts	(68)	(177)	(245)
Money market accounts	196	4	200
Time deposits	(137)	(1,356)	(1,493)
Short-term borrowing and long-time debt	231	(184)	47
Total interest-bearing liabilities	345	(1,897)	(1,552)
Change in net interest and dividend income	$1,599	$(1,006)	$593
_________________________________
(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $530,000 to $23.0 million for the nine months ended September 30, 2011, from $22.5 million for the same period in 2010.  Interest and dividend income, on a tax-equivalent basis, decreased $959,000 to $34.7 million for the nine months ended September 30, 2011, from $35.7 million for the same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.69% for the nine months ended September 30, 2011, as compared to 2.72% for the same period in 2010.

The average yield on interest-earning assets decreased 26 basis points to 3.94% for the nine months ended September 30, 2011, from 4.20% for the same period in 2010.  The average yield on interest-earning assets decreased due to cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans, which increased $55.5 million for the nine months ended September 30, 2011.

The decrease in interest income was offset by a decrease in interest expense.  Interest expense decreased $1.5 million to $11.1 million for the nine months ended September 30, 2011, from $12.6 million for the same period in 2010.  The average cost of interest-bearing liabilities decreased 32 basis points to 1.60% for the nine months ended September 30, 2011, from 1.92% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2011 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net loan charge-offs and commercial and industrial and commercial real estate loans, partially offset by an increase in residential real estate loans.  After evaluating these factors, we provided $529,000 for loan losses for the nine months ended September 30, 2011, compared to $8.5 million for the same period in 2010.  The allowance was $7.1 million at September 30, 2011 and $6.9 million at December 31, 2010.  The allowance for loan losses was 1.30% of total loans at September 30, 2011 and 1.36% at December 31, 2010.

Net charge-offs were $376,000 for the nine months ended September 30, 2011.  This was comprised of charge-offs of $633,000 for the nine months ended September 30, 2011, partially offset by recoveries of $257,000 for the same period.

Net charge-offs were $8.0 million for the nine months ended September 30, 2010.  This was comprised of charge-offs of $8.1 million for the nine months ended September 30, 2010, partially offset by recoveries of $56,000.   For the nine months ended September 30, 2010, a total of $7.2 million was charged off on a single commercial real estate loan.

At September 30, 2011, commercial and industrial loans decreased $8.0 million to $127.2 million at September 30, 2011 from $135.3 million at December 31, 2010 while commercial real estate loans decreased $800,000 to $220.8 million at September 30, 2011 from $221.6 million at December 31, 2010.  Residential real estate loans increased $44.1 million to $192.9 million compared to December 31, 2010.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $3.7 million to $2.7 million for the nine months ended September 30, 2011, from $6.4 million for the same period in 2010.  This was primarily due to a decrease in net gains on the sales of securities.  Net gains on the sales of securities were $208,000 for the nine months ended September 30, 2011, compared to net gains of $3.9 million for the same period in 2010.

Noninterest Expense

Noninterest expense increased $1.1 million for the nine months ended September 30, 2011 to $19.6 million from $18.5 million in the comparable 2010 period.  Salaries and benefits increased $780,000 to $11.7 million for the nine months ended September 30, 2011.  This was primarily the result of normal increases in salaries and benefits.  Professional fees expenses increased $267,000 to $1.5 million for the nine months ended September 30, 2011.  These increases were partially offset by a $274,000 decrease in OREO expense.  This was primarily due to write downs on foreclosed properties of $232,000 for the nine months ended September 30, 2010, which did not reoccur in 2011.

Income Taxes

For the nine months ended September 30, 2011, we had a tax provision of $1.2 million as compared to $137,000 for the same period in 2010.  The effective tax rate was 21.7% for the nine months ended September 30, 2011 and 7.6% for the same period in 2010.  The change in effective tax rate from September 30, 2010 is due primarily to the higher pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at September 30, 2011 was $97.1 million.

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

At September 30, 2011, we exceeded each of the applicable regulatory capital requirements.  As of September 30, 2011, the most recent notification from the Office of (Comptroller of the Currency (the "OCC") categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of September 30, 2011 and December 31, 2010 are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$225,856	33.40%	$54,104	8.00%	N/A	-
Bank	218,083	32.32	53,974	8.00	$67,468	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	218,769	32.35	27,052	4.00	N/A	-
Bank	211,255	31.31	26,987	4.00	40,481	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	218,769	17.59	49,751	4.00	N/A	-
Bank	211,255	17.03	49,620	4.00	62,025	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	211,255	17.03	24,810	2.00	N/A	-

December 31, 2010

Total Capital (to Risk Weighted Assets):
Consolidated	$231,272	34.05%	$54,339	8.00%	N/A	-
Bank	221,643	32.69	54,238	8.00	$67,797	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	224,338	33.03	27,169	4.00	N/A	-
Bank	214,668	31.66	27,119	4.00	40,678	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	224,338	18.07	49,662	4.00	N/A	-
Bank	214,668	17.37	49,434	4.00	61,793	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	214,668	17.37	24,717	2.00	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of contractual obligations and credit commitments at September 30, 2011 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Contractual Obligations:
Lease Obligations
Operating lease obligations	$610	$1,217	$$1,078	$9,913	$12,818

Borrowings and Debt
Federal Home Loan Bank	52,745	67,439	75,934	-	196,118
Securities sold under agreements to repurchase	25,366	42,800	-	38,500	106,666
Total borrowings and debt	78,111	110,239	75,934	38,500	302,784

Credit Commitments:
Available lines of credit	59,172	-	-	21,731	80,903
Other loan commitments	9,276	407	-	-	9,683
Letters of credit	4,507	-	-	503	5,010
Total credit commitments	72,955	407	-	22,234	95,596

Total Obligations	$151,676	$111,863	$77,012	$70,647	$411,198

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

REGULATORY ORDER

On April 28, 2011, the board of directors of the Bank stipulated and consented to an Order to Cease and Desist (the “Order”) issued by the Office of Thrift Supervision (“OTS”) prior to its abolishment on July 21, 2011. The power and duties of the OTS were transferred to the OCC for savings banks and other thrifts. The Order was issued as a result of findings identified in the course of a regular examination of the Bank relating to non-compliance with certain laws and regulations, including the Bank Secrecy Act and Anti-Money Laundering. The Bank has responded to the OTS indicating the actions taken, or to be taken, to address the matters specified in the Order.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2011	800	8.05	800	1,221,322
August 1 - 31, 2011	170,168	7.49	170,168	1,051,154
September 1 - 30, 2011	52,866	7.34	52,866	998,288
Total	223,834	7.46	223,834	998,288

(1)
On May 25, 2010, the Board of Directors voted to authorize the commencement of a repurchase program, authorizing the repurchase of 2,924,367 shares, or ten percent of its outstanding shares of common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2011.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             [REMOVED AND RESERVED.]

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2011.

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

10.1*	Amended and Restated Employee Stock Ownership Plan of Westfield Financial, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*	Field herewith.
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