Form 10-K
period 2011-12-31
WESTFIELD FINANCIAL INC
filed 2012-03-09
CIK 1157647

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No.: 001-16767

Westfield Financial, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Elm Street, Westfield, Massachusetts 01085
(Address of principal executive offices, including zip code)

(413) 568-1911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [  ]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, was $226,309,849.  This amount was based on the closing price as of June 30, 2011 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $8.12 on June 30, 2011.

As of March 5, 2012, the registrant had 26,613,138 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

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

General.  Westfield Financial is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”).  Westfield Financial was formed in 2001 in connection with its reorganization from a federally-chartered mutual holding company to a Massachusetts-chartered stock holding company with the second step conversion being completed in 2007.  The Bank was formed in 1853 and is a federally-chartered savings bank regulated by the Office of Comptroller of the Currency (“OCC”).  As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships.  We believe that this business focus is best for our long term success and viability, and complements our existing commitment to high quality customer service.

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

Market Area.  We operate 12 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. We also have thirteen free-standing ATM locations in Feeding Hills, Holyoke, Springfield, West Springfield and Westfield, Massachusetts.  Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County in western Massachusetts.  In addition, we provide online banking services through our website located at www.westfieldbank.com.

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

Competition.  We face intense competition both in making loans and attracting deposits.  Our primary market area is highly competitive and we face direct competition from approximately 19 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence.  Many of these financial institutions are significantly larger than us and have greater financial resources. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms.  Historically, our most direct competition for deposits has come from savings and commercial banks. We face additional competition for deposits from internet-based institutions, credit unions, brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans, and consumer loans.

At December 31, 2011, we had total loans of $553.1 million, of which 55.0% were adjustable rate loans and 45.0% were fixed rate loans.  Commercial real estate loans and commercial and industrial loans totaled $232.5 million and $125.7 million, respectively.  The remainder of our loans at December 31, 2011 consisted of residential real estate loans, home equity loans and consumer loans.  Residential real estate and home equity loans outstanding at December 31, 2011 totaled $192.5 million.  Consumer loans outstanding at December 31, 2011 were $2.4 million.

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

	At December 31,
	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$232,491	42.04%	$221,578	43.57%	$229,061	48.08%	$223,857	46.61%	$189,964	45.22%
Residential	155,994	28.20	112,680	22.17	64,299	13.50	62,810	13.08	72,170	17.18
Home equity	36,464	6.59	36,116	7.09	34,755	7.29	35,562	7.40	35,940	8.56
Total real estate loans	424,949	76.83	370,374	72.83	328,115	68.87	322,229	67.09	298,074	70.96

Other loans
Commercial and industrial	125,739	22.73	135,250	26.59	145,012	30.44	153,861	32.03	116,514	27.74
Consumer, other	2,451	0.44	2,960	0.58	3,307	0.69	4,248	0.88	5,479	1.30
Total other loans	128,190	23.17	138,210	27.17	148,319	31.13	158,109	32.91	121,993	29.04

Total loans	553,139	100.00%	508,584	100.00%	476,434	100.00%	480,338	100.00%	420,067	100.00%

Unearned premiums and net deferred
loan fees and costs, net	1,017		742		360		593		561
Allowance for loan losses	(7,764)		(6,934)		(7,645)		(8,796)		(5,726)
Total loans, net	$546,392		$502,392		$469,149		$472,135		$414,902

Loan Maturity and Repricing.  The following table shows the repricing dates or contractual maturity dates as of December 31, 2011.  The table does not reflect prepayments or scheduled principal amortization.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2011
				Commercial
	Residential Real Estate	Home Equity	Commercia Real Estate	and Industrial	Consumer
	Loans	Loans	Loans	Loans	Loans	Totals
	(In thousands)
Amount due:
Within one year	$12,729	$18,081	$24,456	$70,610	$606	$126,482

After one year:

One to three years	2,286	422	87,091	24,355	717	114,871
Three to five years	1,577	1,430	92,326	23,029	806	119,168
Five to ten years	10,033	7,785	18,305	3,539	-	39,662
Ten to twenty years	47,088	7,749	8,663	-	-	63,500
Over twenty years	82,281	997	1,650	4,206	322	89,456
Total due after one year	143,265	18,383	208,035	55,129	1,845	426,657

Total amount due:	155,994	36,464	232,491	125,739	2,451	553,139

Net deferred loan origination
fees and costs and
unearned premiums	548	284	(119)	294	10	1,017
Allowance for loan losses	(1,222)	(309)	(3,504)	(2,712)	(17)	(7,764)

Loans, net	$155,320	$36,439	$228,868	$123,321	$2,444	$546,392

The following table presents, as of December 31, 2011, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2012, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans
Residential	$137,651	$5,614	$143,265
Home equity	18,383	-	18,383
Commercial real estate	36,592	171,443	208,035
Total real estate loans	192,626	177,057	369,683

Other loans
Commercial and industrial	47,797	7,332	55,129
Consumer	1,845	-	1,845
Total other loans	49,642	7,332	56,974

Total loans	$242,268	$184,389	$426,657

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Loans:
Balance outstanding at beginning of year	$508,584	$476,434	$480,338

Originations:
Real estate loans:
Residential	814	1,830	1,378
Home equity	11,451	13,167	16,601
Commercial	32,644	19,174	39,805
Total mortgage originations	44,909	34,171	57,784

Commercial and industrial loans	49,159	41,029	47,492
Consumer loans	1,351	1,550	1,299
Total originations	95,419	76,750	106,575
Purchase of one-to-four family mortgage loans	58,241	61,880	16,381
	153,660	138,630	122,956

Less:
Principal repayments, unadvanced funds and other, net	108,729	96,846	121,809
Loan charge-offs, net	376	9,634	5,051
Total deductions	109,105	106,480	126,860
Ending balance	$553,139	$508,584	$476,434

Commercial and Industrial Loans.  We offer commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt.  We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans.  At December 31, 2011, our commercial and industrial loan portfolio consisted of 1,020 loans, totaling $125.7 million, or 22.7% of our total loans.  Since 2007, commercial and industrial loans have grown $9.2 million, or 7.9%, from $116.5 million at December 31, 2007 to $125.7 million at December 31, 2011.  Our commercial loan team includes eight commercial loan officers, one business development manager, five credit analysts and one portfolio manager.  We may hire additional commercial loan officers on an as needed basis.

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

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, which comprises approximately 7.4% of the total loan portfolio as of December 31, 2011. At December 31, 2011, our largest commercial and industrial loan relationship was $22.9 million to a private New England college. The loan relationship is secured by business assets and financial instruments.  The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years.  Among the $125.7 million we have in our commercial and industrial loan portfolio as of December 31, 2011, $71.3 million have adjustable interest rates and $54.4 million have fixed interest rates.  Whenever possible, we seek to originate adjustable rate commercial and industrial loans.  Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans.  We generally require the personal guarantee of the business owner.  Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties.  In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition.  At December 31, 2011, our commercial real estate loan portfolio consisted of 393 loans, totaling $232.5 million, or 42.0% of total loans.  Since 2007, commercial real estate loans have grown by $42.6 million, or 22.4%, from $189.9 million at December 31, 2007 to $232.5 million at December 31, 2011.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut.  Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.  We generally lend up to a loan-to-value ratio of 75% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio but will generally require a minimum debt coverage ratio of 1.15.  Our largest non-owner occupied commercial real estate loan relationship had an outstanding balance of $11.7 million at December 31, 2011, which is secured by two commercial properties located in Massachusetts.  The loans of this borrower have performed to contractual terms.

We also offer construction loans to finance the construction of commercial properties located in our primary market area.  At December 31, 2011, we had $6.4 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $5.0 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

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

Even though substantially all residential real estate loan originations are referred to a third-party mortgage company, we still hold residential real estate loans in our loan portfolio.  The loans consist primarily of loans originated by us prior to the commencement of the third-party residential mortgage referral program in September 2001, or are loans we purchased.  We occasionally purchase adjustable rate mortgages, which are serviced by the originating institutions, from other banks located in Massachusetts.  At December 31, 2011, loans on one-to-four family residential properties, including home equity lines, accounted for $192.5 million, or 34.8% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default.  To date, we have not experienced difficulty with payments for these loans.  At December 31, 2011, our residential real estate and home equity loan portfolio included $36.4 million in adjustable rate loans, or 6.6% of our total loan portfolio, and $156.1 million in fixed rate loans, or 28.2% of our total loan portfolio.

Our home equity loans totaled $36.5 million, or 6.6% of total loans at December 31, 2011.  Home equity loans include $18.4 million in fixed rate loans, or 3.3% of total loans, and $18.1 million in adjustable rate loans, or 3.3% of total loans.  These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve.  Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans.  At December 31, 2011, the consumer loan portfolio totaled $2.4 million, or 0.4% of total loans.  Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans.  In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  There was no repossessed collateral relating to consumer loans at December 31, 2011.  Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority.  Individuals authorized to make loans on our behalf are designated by our Senior Lending Officer and approved by the Board of Directors.  Each designated loan officer has loan approval authority up to prescribed limits that depend upon the officer’s level of experience.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated.  All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At December 31, 2011, 2010 and 2009, we had $2.9 million, $3.2 million, and $5.5 million, respectively, of nonaccrual loans.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $287,000   $159,000, and $94,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  One residential loan with a balance of $120,000 and $125,000 at December 31, 2011 and 2010, respectively, was modified in a troubled debt restructuring (“TDR”) during 2010 and is included in nonperforming loans.  We had no TDR’s at December 31, 2009.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$670	$629	$784	$905	$820
Home equity	230	144	225	239	175
Commercial real estate	1,879	1,892	782	1,460	177
Total nonaccrual real estate loans	2,779	2,665	1,791	2,604	1,172
Other loans:
Commercial and industrial	154	539	3,675	6,195	19
Consumer	-	-	4	6	11
Total nonaccrual other loans	154	539	3,679	6,201	30
Total nonperforming loans	2,933	3,204	5,470	8,805	1,202
Other real estate owned	1,130	223	1,662	-	-
Total nonperforming assets	$4,063	$3,427	$7,132	$8,805	$1,202
Nonperforming loans to total loans	0.53%	0.63%	1.15%	1.83%	0.29%
Nonperforming assets to total assets	0.32	0.28	0.60	0.79	0.12

Allowance for Loan Losses.  The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$6,934	$7,645	$8,796	$5,726	$5,437

Charge-offs:
Residential	(2)	(36)	-	(131)	-
Commercial real estate	(175)	(7,536)	(50)	-	-
Home equity loans	-	-	(117)	-	-
Commercial and industrial	(442)	(2,129)	(4,910)	(284)	(255)
Consumer	(21)	(16)	(22)	(34)	(62)
Total charge-offs	(640)	(9,717)	(5,099)	(449)	(317)

Recoveries:
Residential	6	7	-	-	-
Commercial real estate	140	8	-	-	-
Home equity loans	3	4	6	4	3
Commercial and industrial	90	21	2	4	54
Consumer	25	43	40	58	149
Total recoveries	264	83	48	66	206

Net charge-offs	(376)	(9,634)	(5,051)	(383)	(111)

Provision for loan losses	1,206	8,923	3,900	3,453	400

Balance at end of year	$7,764	$6,934	$7,645	$8,796	$5,726

Total loans receivable (1)	$553,139	$508,584	$476,434	$480,338	$420,067

Average loans outstanding	$536,084	$482,215	$476,214	$444,492	$398,281

Allowance for loan losses as a
percent of total loans receivable	1.40%	1.36%	1.60%	1.83%	1.36%

Net loans charged-off as a percent
of average loans outstanding	0.07	2.00	1.06	0.09	0.03
_________________________
(1) Does not include unearned premiums, deferred costs and fees, or allowance for loan losses.

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Our methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for impaired loans and a general allowance for non-impaired loans. The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans and, as applicable, TDRs.  The specific allowance reduces the carrying amount of the impaired loans to their estimated fair value if collateral dependent.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined.  As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade.  The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance.  These factors include current economic and business conditions that affect our key lending areas, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio.  For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

In addition, management employs an independent third party to perform an annual review of all of our commercial and industrial loans and owner occupied commercial real estate loans with balances or commitments equal to or greater than $750,000.  The third-party also reviews all commercial investment real estate loans in excess of $750,000, as well as all adversely rated loans with balances in excess of $100,000.  In addition, there is a random sampling of loans reviewed by the third-party under $750,000.

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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2011			December 31, 2010			December 31, 2009
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$109	$1,422	$1,531	$-	$877	$877	$-	$487	$487
Commercial	449	3,055	3,504	-	3,182	3,182	-	2,371	2,371

Commercial and industrial	39	2,673	2,712	19	2,830	2,849	875	3,873	4,748

Consumer	-	17	17	-	26	26	-	39	39
Total	$597	$7,167	$7,764	$19	$6,915	$6,934	$875	$6,770	$7,645

	December 31, 2008			December 31, 2007
	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$-	$462	$462	$-	$456	$456
Commercial	-	2,216	2,216	-	1,756	1,756

Commercial and industrial	2,286	3,776	6,062	-	3,436	3,436
Consumer	-	56	56	-	78	78
Total	$2,286	$6,510	$8,796	$-	$5,726	$5,726

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations.

For the year ended December 31, 2011, we provided $1.2 million to the allowance for loan losses based on our valuation of the items discussed above.  We believe that the allowance for loan losses accurately reflects the level of incurred losses in the current loan portfolio as of December 31, 2011.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2011			December 31, 2010			December 31, 2009
Loan Category	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Residential and home equity	$1,531	$192,458	34.79%	$877	$148,796	29.26%	$487	$99,054	20.79%
Commercial	3,504	232,491	42.03	3,182	221,578	43.57	2,371	229,061	48.08
Commercial loans	2,712	125,739	22.73	2,849	135,250	26.59	4,748	145,012	30.44
Consumer loans	17	2,451	0.44	26	2,960	0.58	39	3,307	0.69
Total allowances for loan losses	$7,764	$553,139	100.00%	$6,934	$508,584	100.00%	$7,645	$476,434	100.00%

	December 31, 2008			December 31, 2007
	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Residential and home equity	$462	$98,372	20.48%	$456	$108,110	25.74%
Commercial	2,216	223,857	46.61	1,756	189,964	45.22
Commercial loans	6,062	153,861	32.03	3,436	116,514	27.74
Consumer loans	56	4,248	0.88	78	5,479	1.30
Total allowances for loan losses	$8,796	$480,338	100.00%	$5,726	$420,067	100.00%

Potential Problem Loans.  We have no potential problem loans not reported as impaired at December 31, 2011.

Investment Activities. The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

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

Securities Portfolio. In August 2010, we transferred all of our held-to-maturity securities to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million and a fair value of $299.7 million, and the net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.  Available for sale securities are reported at fair value.  At December 31, 2011 and 2010, the entire securities portfolio was classified as available-for-sale and totaled $617.5 million and $644.1 million, respectively.

We invest in government-sponsored enterprise debt securities which consist of bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. We also invest in municipal bonds issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard and Poor’s, or Fitch, the majority of which are also independently insured.  These securities generally have maturities between four and twenty years; however, many have earlier call dates.  In addition, we have investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the OCC.

Our mortgage-backed securities, the majority of which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, consist of both fixed rate and adjustable rate securities primarily with average lives of less than five years.  At December 31, 2011, we owned $1.6 million in private-label residential mortgage-backed securities.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$23,761	$24,752	$18,447	$17,864	$45,884	$47,358
Municipal bonds	43,393	45,874	42,119	43,077	36,316	37,774
Total debt securities	67,154	70,626	60,566	60,941	82,200	85,132

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	377,447	386,227	381,436	380,984	494,324	500,659
U.S. government guaranteed residential mortgage-backed	148,938	152,875	192,609	187,676	17,364	17,333
Private-label residential mortgage-backed	2,068	1,567	8,251	7,578	15,317	13,068
Total mortgage-backed securities	528,453	540,669	582,296	576,238	527,005	531,060

Marketable equity securities:
Mutual funds	5,813	5,854	5,308	5,272	6,561	6,489
Common and preferred stock	393	388	39	16	70	59
Total marketable equity securities	6,206	6,242	5,347	5,288	6,631	6,548

Total securities	$601,813	$617,537	$648,209	$642,467	$615,836	$622,740

Mortgage-Backed Securities.  The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2011			2010			2009
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value

	(Dollars in thousands)
Available for sale:
Government-sponsored residential	$377,447	71.43%	$386,227	$381,436	65.50%	$380,984	$289,840	55.00%	$290,248
U.S. government guaranteed residential	148,938	28.18	152,875	192,609	33.08	187,676	1,030	0.19	1,047
Private-label residential	2,068	0.39	1,567	8,251	1.42	7,578	10,368	1.97	8,510
Total available for sale	528,543	100.00	540,669	582,296	100.00	576,238	301,238	57.16	299,805

Held to maturity:
Government-sponsored residential	-	-	-	-	-	-	204,484	38.80	210,411
U.S. government guaranteed residential	-	-	-	-	-	-	16,334	3.10	16,286
Private-label residential	-	-	-	-	-	-	4,949	0.94	4,558
Total held to maturity	-	-	-	-	-	-	225,767	42.84	231,255

Total mortgage-backed securities	$528,453	100.00%	$540,669	$582,296	100.00%	$576,238	$527,005	100.00%	$531,060

Securities Portfolio Maturities.  The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Debt securities:
Government-sponsored enterprises	$-	-%	$1,998	4.55%	$11,810	2.50%	$9,953	3.24%	$23,761	$24,752	2.98%
Municipal bonds	575	3.40	15,203	3.71	20,511	3.93	7,104	4.26	43,393	45,874	3.90
Total debt securities	575	3.40	17,201	3.81	32,321	3.41	17,057	3.67	67,154	70,626	3.58

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	-	-	-	-	13,520	3.89	363,927	2.85	377,447	386,227	2.89
U.S. government guaranteed residential mortgage-backed	-	-	-	-	-	-	148,938	2.86	148,938	152,875	2.86
Private-label residential mortgage-
backed	-	-	-	-	-	-	2,068	5.32	2,068	1,567	5.32
Total mortgage-backed securities	-	-	-	-	13,520	3.89	514,933	2.86	528,453	540,669	2.89

Total	$575	3.40%	$17,201	3.81%	$45,841	3.55%	$531,990	2.89%	$595,607	$611,295	2.97%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds.  Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 56.9% of total deposits on December 31, 2011 and 49.5% on December 31, 2010.  At December 31, 2011 and December 31, 2010, time deposits with remaining terms to maturity of less than one year amounted to $150.4 million and $236.9 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2011, 2010 and 2009.

Deposit Distribution and Weighted Average Rates.  The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December, 31
	2011			2010			2009
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$100,157	13.66%	0.00%	$85,217	12.17%	-%	$80,110	12.36%	-%
Now accounts	71,470	9.75	0.66	83,621	11.94	1.08	70,462	10.87	1.42
Regular accounts	98,628	13.46	0.31	101,333	14.47	0.62	104,650	16.15	0.88
Money market accounts	146,935	20.05	0.61	76,184	10.88	0.57	50,120	7.74	0.74
Total non-certificated accounts	417,190	56.92	0.40	346,355	49.46	0.57	305,342	47.12	0.75

Time certificates of deposit:
Due within the year	150,397	20.52	1.05	236,926	33.83	1.79	242,318	37.40	2.41
Over 1 year through 3 years	132,444	18.07	2.12	72,582	10.36	2.22	85,867	13.25	2.65
Over 3 years	32,927	4.49	2.07	44,472	6.35	2.62	14,448	2.23	2.02
Total certificated accounts	315,768	43.08	1.60	353,980	50.54	1.98	342,633	52.88	2.45

Total	$732,958	100.00%	0.92%	$700,335	100.00%	1.28%	$647,975	100.00%	1.65%

Certificate of Deposit Maturities. At December 31, 2011, we had $101.9 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$11,969	1.08%
Over 3 months through 6 months	9,438	1.22
Over 6 months through 12 months	17,896	0.95
Over 12 months	62,630	2.14
Total	$101,933	1.72%

Certificate of Deposit Balances by Rates.  The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2011
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and under	$136,074	$42,874	$21,394	$14,071	$214,413	67.90%
2.01% to 3.00%	12,200	24,139	43,581	18,724	98,644	31.24
3.01% to 4.00%	1,802	46	11	132	1,991	0.63
4.01% to 5.00%	321	399	-	-	720	0.23
Total	$150,397	$67,458	$64,986	$32,927	$315,768	100.00%

Short-term borrowings and long-term debt.  We also utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $36.0 million at December 31, 2011 and $50.6 million at December 31, 2010.  Our repurchase agreements are with commercial customers.  These agreements are linked to customers’ checking accounts.  Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds.  By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements.  At December 31, 2011 and 2010, such repurchase agreement borrowings totaled $17.0 million and $12.3 million, respectively.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2011, we had $160.6 million in long-term debt with the FHLBB, $81.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.4 million in long-term customer repurchase agreements.  This compares to $151.6 million in FHLBB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.2 million in long-term customer repurchase agreements at December 31, 2010.  At December 31, 2011, securities sold under repurchase agreements of $81.3 million were executed with a weighted average interest rate of 3.0% and final maturities of $14.8 million in the year 2013, $28.0 million in the year 2014, and $38.5 million in the year 2018.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

Personnel

As of December 31, 2011, we had 158 full-time employees and 40 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

REGULATION
General

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), enacted on July 21, 2010, the Office of Thrift Supervision (“OTS”) was abolished as of July 21, 2011 (the “Transfer Date”) and its powers and duties transferred to the OCC as to savings banks and other thrifts, and to the Federal Reserve Board as to the holding companies of thrifts.  Therefore, as a federally-chartered savings bank, the Bank is currently subject to regulation, examination, and supervision by the OCC as its chartering authority, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer.  The Bank must file reports with the OCC and the FDIC describing its activities and financial condition.  The Bank is also subject to certain reserve and other requirements promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  This supervision and regulation is intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.

As the holding company of a savings bank, Westfield Financial is regulated by the Federal Reserve Board.  As such, Westfield Financial is registered with and subject to Federal Reserve Board examination and supervision, as well as certain Federal Reserve Board reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over Westfield Financial and Westfield Financial’s non-savings association subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.   Westfield Financial also is required to file reports with the Federal Reserve Board and the SEC, and otherwise comply with the rules and regulations of the Federal Reserve Board and the SEC under federal securities laws.

Also on July 21, 2011, pursuant to Section 1025 of the Dodd-Frank Act, rulemaking authority with respect to federal financial laws transferred from various federal agencies to the newly created Bureau of Consumer Financial Protection (the “Bureau”).  In addition, the Bureau has exclusive authority to examine for compliance with federal consumer financial laws and primary authority to enforce those laws for banks and financial institutions with more than $10 billion in assets, as well as any subsidiary and affiliate of such depository institutions.  For financial institutions with less than $10 billion in assets, such as Westfield Financial, primary supervisory and enforcement authority remains with the Federal Reserve Board for the holding company and the OCC for the Bank.

The following discussion is intended to be a summary of selected material statutes and regulations currently applicable to federal savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.  Federal and state regulators also have significant discretion in connection with their supervisory and enforcement activities and examination policies.  Any change in such policy, whether by the FDIC, the Federal Reserve Board, the OCC, the SEC, the Bureau, the United States Congress, or any other governmental or regulatory authority, could have a material adverse impact on the Bank and Westfield Financial’s operations and shareholders.  We also cannot predict what, if any, changes to our obligations under these statutes and regulations may be made by our new regulators.

Regulation of Federal Savings Banks

OCC Regulation.  As of July 21, 2011, the Bank became subject to OCC regulation, as the OTS was abolished as of that date pursuant to the Dodd-Frank Act.  On that date, the powers of the OTS as to thrift holding companies transferred to the Federal Reserve Board and to the OCC as to thrifts.  Prior to July 21, 2011, the Bank was regulated by the OTS.

Business Activities.  The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC thereunder.  Those laws and regulations limit the Bank’s authority to invest in certain types of assets and to make certain types of loans.  Permissible investments include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2011, we were in compliance with these limitations on loans to one borrower.

Qualified Thrift Lender Test.  The Bank must either qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended (the “Code”), or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”), to remain a “Qualified Thrift Lender” (“QTL”) for regulatory purposes. To qualify, QTIs must represent 65% or more of portfolio assets on a monthly average basis during nine out of every twelve months on a continuous basis.

Failure by the Bank to maintain its status as a QTL would result in the following restrictions on operations: (i) we would not be able to engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment was permissible for both national banks and thrift institutions; (ii) the branching powers of the Bank would be restricted to those of a national bank; and (iii) payment of dividends by the Bank would require prior OCC and Federal Reserve Board approval and be restricted to those dividends that are allowable for a national bank to pay and necessary to meet obligations of a company that controls the Bank. Additional restrictions would apply three years after we ceased to be a QTL, including requirements to dispose of certain assets not permissible for national banks and to cease engaging in activities not permissible for national banks. A thrift institution that fails to maintain its QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all restrictions described above as if all time periods prior to such restrictions becoming effective had expired.  At December 31, 2011, our QTL ratio was 80.17%, which exceeded the QTI requirement.

Capital Requirements.  The OCC regulations require the Bank to meet the following minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of adjusted total assets, as adjusted under OTS regulations;

(2)
a leverage ratio requirement of 3% of core capital to adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; otherwise, the minimum leverage ratio requirement for any other savings association that does not have a composite rating of 1 will be 4% of core capital to adjusted total assets, unless a higher leverage ratio is warranted by the particular circumstances or risk profile of the savings association;

(3)	a Tier 1 risk-based capital ratio of 4.0%; and

(4)
a risk-based capital ratio requirement of 8% of the Bank’s risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of the Bank’s core capital.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must multiply its on-balance sheet assets and certain off-balance sheet items by the appropriate risk weights, which range from 0% for cash and obligations issued by the United States government or its agencies to 100% for consumer and commercial loans, as assigned by the OCC capital regulation based on the risks found by the OCC to be inherent in the type of asset.

Tangible capital is defined, generally, as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that would qualify as core capital, and minority interests in equity accounts of fully consolidated subsidiaries, less deductions such as certain intangible assets.  Core capital (or Tier 1 capital) is defined similarly to tangible capital.  Supplementary capital (or Tier 2 capital) includes elements such as cumulative perpetual preferred and other perpetual preferred stock, mandatory convertible subordinated debt securities, perpetual subordinated debt, and the allowance for loan and lease losses (“ALLL”).  In addition, up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values may be included in Tier 2 capital.  The ALLL includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2011, the Bank exceeded each of the applicable regulatory capital requirements.   Prior to the enactment of Dodd-Frank, savings and loan holding companies were not subject to regulatory capital requirements.  Pursuant to Dodd-Frank, Westfield Financial, as a savings and loan holding company, will be subject to capital requirements to be determined by the Federal Reserve Board through its rulemaking authority.  Those requirements will be at least as stringent as those applicable to insured depository institutions.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by the OCC regulations, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods (“LMI”).  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as such practices are consistent with the CRA.  The CRA requires the OCC, in connection with its examination of a savings association, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

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

The Bank received a “Satisfactory” CRA rating in its most recent examination.

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to federal savings associations by the Home Owners’ Loan Act.  In general, these transactions must be on terms that are at least as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank.  In addition, a savings association is prohibited from making a loan or other extensions of credit to any of its affiliates that engage in activities not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act and from purchasing or investing in securities issued by any affiliate, other than with respect to shares of a subsidiary.

Loans to Insiders.  The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the Home Owners’ Loan Act.  Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Enforcement.  The OCC has primary enforcement responsibility over savings associations, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations as well as in response to unsafe or unsound practices.

Standards for Safety and Soundness.  The Bank is subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system.  The OCC has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal shareholders.  A savings institution not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OCC.

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action.  As of December 31, 2011, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the prompt corrective action framework.

Capital Distributions.  Thrift institutions are subject to limitations on their ability to make capital distributions such as dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account of a thrift institution. In general, an application to the OCC for prior approval to pay a dividend is required when that dividend, combined with all distributions made during the calendar year, would exceed a thrift institution’s net income year-to-date plus retained net income for the preceding two years, or that would cause the thrift institution to be less than adequately capitalized.  We are currently in compliance with this requirement.  In addition, Section 10(f) of the Home Owners’ Loan Act requires a subsidiary saving association of a savings and loan holding company to file an application with the Federal Reserve Board prior to declaring certain types of dividends.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act.  The final rule also revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones.  The final rule changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the rule will suspend FDIC dividend payments if the DIF reserve ratio exceeds 1.5% at the end of any year but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

The rule took effect for the quarter beginning April 1, 2011, and was reflected in the invoices for assessments due September 30, 2011.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established as a funding vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  The FDIC’s FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance.  The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2012, due December 30, 2011, was 0.00660% of insured deposits.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB.  While the required percentages of stock ownership are subject to change by the FHLBB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2011 of $12.2 million.  Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which in turn could affect our net income and shareholders’ equity. On February 22, 2011, the FHLBB notified its members that it would be paying a fourth quarter dividend on March 2, 2011, and that it anticipates paying modest cash dividends through 2011.  Because the FHLBB had previously suspended payment of dividends on January 28, 2009, the Bank received no dividend payments in 2009 and 2010. There can be no guarantee of future dividends.

Federal Reserve System.  The Bank is subject to certain provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations, such as those under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities.  Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board’s regulations currently require reserves equal to 3% on transaction account balances over $11.5 million and up to $71 million, plus 10% on the excess over $71 million. These requirements are subject to adjustment annually by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in the form of a deposit with  a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements.  In October of 2008, the Federal Reserve Banks began paying interest on reserve balances and excess balances. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OCC.  Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve Board discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from the Federal Reserve Board.

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

The Bank Secrecy Act.  We are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations.  For example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.  Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.  Among other provisions, the USA PATRIOT Act and the related regulations of the OCC and the United States Department of Treasury require savings banks operating in the United States to supplement and enhance the anti-money laundering compliance programs, due diligence policies and controls required by the Bank Secrecy Act and Office of Foreign Assets Control regulations to ensure the detection and reporting of money laundering.

Holding Company Regulation

Federal Reserve Board Regulation.  As of July 21, 2011, Westfield Financial became subject to regulation by the Federal Reserve Board, as the OTS was abolished on that date pursuant to the Dodd-Frank Act.  On that date, the powers of the OTS as to thrift holding companies transferred to the Federal Reserve Board, and to the OCC as to thrifts.  Prior to July 21, 2011, Westfield Financial was regulated by the OTS.

Activities Restrictions.  Under the Gramm-Leach-Bliley Act, Westfield Financial is prohibited from engaging in or acquiring an entity engaged in non-financial activities.  In addition, we cannot be acquired unless the acquirer is generally engaged solely in financial activities.

Restrictions on Acquisition of Control.  Certain transactions involving the acquisition of control or assets of a savings association or a savings and loan holding company by a savings and loan holding company or by a subsidiary thereof (other than a savings association) or by certain other individuals require prior Federal Reserve Board approval under the Home Owners’ Loan Act.  Certain merger and consolidation transactions also require prior Federal Reserve Board approval and in certain cases prior approval of the FDIC and OCC.  Under the Federal Change in Bank Control Act, a prior written notice must be submitted to the Federal Reserve Board if any person, or persons acting in concert, seeks to acquire control of Westfield Financial, as “control” is defined in the Federal Reserve Board’s regulations.

Source of Strength Doctrine.  The Dodd-Frank Act requires savings and loan holding companies to act as a source of financial and managerial strength to their subsidiary savings associations and not conduct their operations in an unsafe and unsound manner.  Pursuant to this doctrine, Westfield Financial is expected to commit resources to support the Bank, including at times when Westfield Financial may not be in a financial position to provide such support.  Additionally, should the Federal Reserve Board determine that an activity of Westfield Financial or a one of its nonbank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of the Bank and is inconsistent with the principles of sound banking, the purposes of the Home Owners’ Loan Act or other applicable statues, the Federal Reserve Board may require Westfield Financial to terminate such activity or divest control of the nonbank subsidiary.

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

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area.  In recent years, we have developed and implemented a lending strategy that focuses on residential real estate lending as well as servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships.  Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

●	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

●	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

●	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

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

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations.  The Bank is subject to extensive regulation, supervision and examination by the OCC, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits.  In addition, the Federal Reserve Board regulates and oversees Westfield Financial.  We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLBB.  This regulation and supervision limits the activities in which we may engage.  The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund.  Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers.  They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses.  Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act.

As discussed above under the caption “Regulation,” pursuant to the Dodd-Frank Act, the OTS was abolished as of July 21, 2011 and its powers and duties transferred to the OCC as to the Bank and to the Federal Reserve Board as to Westfield Financial.  Therefore, Westfield Financial and the Bank are longer be regulated by the OTS, but by the Federal Reserve Board and the OCC, respectively.  We cannot predict, at this time, what effect on our operations will results from this change in supervision.  We will have to devote increased resources to ensuring compliance with this new supervisory regime, including compliance with any new requirements the Federal Reserve Board and the OCC may impose.  The Dodd-Frank Act also created the Bureau of Consumer Financial Protection (the “Bureau”) as an independent bureau of the Federal Reserve Board, which began operations on July 21, 2011.  The Bureau has broad authority to write regulations regarding consumer financial products and services, and certain examination and enforcement powers. We will have to devote resources to evaluating any regulations proposed by the Bureau and to complying with any such regulations after they are finalized.

In addition, financial institutions could continue to be the subject of further significant legislation or regulation in the future, none of which is within our control. These changes as well as any future change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OCC, the Federal Reserve Board, the Bureau, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost and burden of compliance, over time, could significantly increase and adversely affect our ability to operate profitably.

Compliance with the Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new independent bureau of the Federal Reserve, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements no less stringent than those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.  However, the provision exempted trust preferred securities issued before May 19, 2010 by depository institution companies with assets of less than $15 billion as of year-end 2009, and thus does not require that regulators discontinue the inclusion of such “grandfathered”  trust preferred securities in Tier 1 capital until their original maturity.

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

We may be subject to more stringent capital requirements. The Bank and Westfield Financial are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Bank and Westfield Financial must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and the OCC, we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently conduct our business through our twelve banking offices and thirteen off-site ATMs.  As of December 31, 2011, the properties and leasehold improvements owned by us had an aggregate net book value of $11.0 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St.	Owned	1964	N/A
Westfield, MA

Loan Center:
136 Elm St.	Leased	2011	2015
Westfield, MA

Branch Offices:
206 Park St.	Owned	1957	N/A
West Springfield, MA

655 Main St.	Owned	1968	N/A
Agawam, MA

26 Arnold St.	Owned	1976	N/A
Westfield, MA

300 Southampton Rd.	Owned	1987	N/A
Westfield, MA

462 College Highway	Owned	1990	N/A
Southwick, MA

382 North Main St.	Leased	1997	2012
E. Longmeadow, MA

1500 Main St.	Leased	2006	2016
Springfield, MA

1642 Northampton St.	Owned	2001	N/A
Holyoke, MA

560 East Main St.	Leased	2007	2046
Westfield, MA

241 South Westfield St.	Leased	2009	2038
Feeding Hill, MA

ATMs:
337 N. Westfield St.	Leased	1988	2013
Feeding Hills, MA

98 Lower Westfield Road	Leased	2010	2020
Holyoke, MA

516 Carew St.	Tenant at will	2002	N/A
Springfield, MA

1000 State St.	Tenant at will	2003	N/A
Springfield, MA

214 College Highway	Leased	2010	2015
Southwick, MA

1342 Liberty St.	Owned	2001	N/A
Springfield, MA

788 Memorial Ave.	Leased	2006	2016
West Springfield, MA

2620 Westfield St.	Leased	2006	2020
West Springfield, MA

98 Southwick Rd.	Leased	2006	2021
Westfield, MA

115 West Silver St.	Tenant at will	2005	N/A
Westfield, MA

Westfield State University
577 Western Avenue
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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NASDAQ Stock Market under the symbol “WFD.”  Prior to August 21, 2007, we were listed on the American Stock Exchange.  At December 31, 2011, there were 26,918,250 shares of common stock issued and outstanding, and there were approximately 4,576 shareholders of record.

The table below shows the high and low sales price during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2011	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2011	7.43	6.34	0.21	*
Third Quarter ended September 30, 2011	8.69	6.37	0.06
Second Quarter ended June 30, 2011	9.20	7.78	0.21	*
First Quarter ended March 31, 2011	9.20	8.40	0.06

	Price Per Share		Cash Dividends Declared
2010	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2010	9.37	7.70	0.21	*
Third Quarter ended September 30, 2010	8.84	7.33	0.06
Second Quarter ended June 30, 2010	10.12	7.95	0.20	*
First Quarter ended March 31, 2010	9.25	7.98	0.05

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

There were no sales by us of unregistered securities during the year ended December 31, 2011.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

October 1 - 31, 2011	27,666	(2)	6.62	-	998,288

November 1 - 30, 2011	346,845		7.15	346,845	651,443

December 1 - 31, 2011	403,117		7.32	403,117	248,326

Total	777,628		7.22	749,962	248,326

(1)
On May 25, 2010, the Board of Directors approved a repurchase program authorizing the repurchase of 2,924,367 shares, or ten percent of our outstanding shares of common stock.  On December 22, 2011, the Board of Directors approved a second repurchase program authorizing the repurchase of 1,333,496, or five percent of our outstanding shares of common stock.  The second repurchase program began on January 31, 2012, the completion of the previous program.

(2)
In October 2011, we repurchased 27,666 shares from certain executives as repayment of their tax obligations for shares of restricted stock that vested on October 20, 2011 under our 2007 Recognition and Retention Plan.  These repurchases were reported by each reporting person on October 24, 2011.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2006 to December 31, 2011, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Westfield Financial, Inc., The Russell 2000 Index and the
NASDAQ Bank Index

Total Return Performance
125
100
75
50
25
Index Value
Westfield Financial, Inc.
Russell 2000
NASDAQ Bank
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Westfield Financial, Inc.	100.00	95.77	108.18	91.51	109.12	92.99
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,263,264	$1,239,489	$1,191,410	$1,109,056	$1,039,784
Loans, net (1)	546,392	502,392	469,149	472,135	414,902
Securities available for sale	617,537	642,467	317,638	256,780	242,866
Securities held to maturity (2)	-	-	295,011	247,635	278,619
Deposits	732,958	700,335	647,975	588,029	602,676
Short-term borrowings	52,985	62,937	74,499	49,824	32,268
Long-term debt	247,320	238,151	213,845	173,300	105,000
Total shareholders’ equity	218,988	221,245	247,299	259,919	286,532
Allowance for loan losses	7,764	6,934	7,645	8,796	5,726
Nonperforming loans	2,933	3,204	5,470	8,805	1,202

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$45,005	$46,147	$52,530	$54,056	$53,584
Interest expense	14,467	16,765	20,022	22,304	23,408
Net interest and dividend income	30,538	29,382	32,508	31,752	30,176
Provision for loan losses	1,206	8,923	3,900	3,453	400
Net interest and dividend income after provision for loan losses	29,332	20,459	28,608	28,299	29,776
Total noninterest income	3,806	7,390	3,218	3,579	4,609
Total noninterest expense	25,958	24,809	25,100	23,392	21,873
Income before income taxes	7,180	3,040	6,726	8,486	12,512
Income taxes	1,306	34	1,267	1,795	3,812
Net income	$5,874	$3,006	$5,459	$6,691	$8,700

Basic earnings per share	$0.22	$0.11	$0.19	$0.22	$0.29
Diluted earnings per share	$0.22	$0.11	$0.18	$0.22	$0.28

Dividends per share paid	$0.54	$0.52	$0.50	$0.60	$0.40

_________________________________
(1) Loans are shown net of deferred loan fees and costs, unearned premiums, allowance for loan losses and unadvanced loan funds.
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

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
Return on average assets	0.47%	0.25%	0.47%	0.63%	0.86%
Return on average equity	2.65	1.25	2.12	2.43	3.00
Average equity to average assets	17.79	19.63	22.16	25.75	28.74
Equity to total assets at end of year	17.34	17.85	20.76	23.44	27.56
Average interest rate spread	2.34	2.22	2.41	2.44	2.23
Net interest margin (2)	2.67	2.64	3.04	3.23	3.25
Average interest-earning assets to average interest-earning liabilities	127.30	128.51	134.62	135.36	141.05
Total noninterest expense to average assets	2.08	2.03	2.16	2.18	2.16
Efficiency ratio (3)	76.22	75.53	68.49	65.83	64.55
Dividend payout ratio	2.45	4.73	2.63	2.73	1.38
Regulatory Capital Ratios:
Total risk-based capital	31.60	34.05	38.07	42.56	50.29
Tier 1 risk-based capital	30.46	33.03	36.94	41.31	49.30
Tier 1 leverage capital	16.76	18.07	20.92	23.97	27.48
Asset Quality Ratios:
Nonperforming loans to total loans	0.53	0.63	1.15	1.83	0.29
Nonperforming assets to total assets	0.32	0.28	0.60	0.79	0.12
Allowance for loan losses to total loans	1.40	1.36	1.60	1.83	1.36
Allowance for loan losses to nonperforming assets	1.91	2.02	1.07	1.00	4.76
Number of:
Banking offices	12	11	11	11	11
Full-time equivalent employees	180	180	168	180	177

_________________________________
(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2) Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.
(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income excluding gain and loss on sale and losses on other-than-temporary impairment of securities and gain or loss on sale of premises and equipment.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending.  Our strategy also calls for increasing deposit relationships and broadening our product lines and services.  We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service.  In connection with our overall growth strategy, we seek to:

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

You should read the following financial results for the year ended December 31, 2011 in the context of this strategy.

●
Net income was $5.9 million, or $0.22 per diluted share, for the year ended December 31, 2011, compared to $3.0 million, or $0.11 per diluted share for the same period in 2010.  The results for the year ended December 31, 2011 showed a decrease in the provision for loan losses compared to the same period in 2010; however, this was partially offset by a decrease in noninterest income and an increase in noninterest expense.

●
We provided $1.2 million for loan losses for the year ended December 31, 2011, compared to $8.9 million for the same period in 2010.  The decrease in the provision for loan losses occurred because the 2010 period included the reserve for and subsequent charge-off of $7.2 million on a single commercial real estate loan.  The allowance was $7.8 million, or 1.40% of total loans at December 31, 2011 and $6.9 million, or 1.36% of total loans at December 31, 2010.  In 2011, total loans increased $44.0 million, with the increase primarily in residential real estate loans which contain less credit risk and market risk than both commercial real estate and commercial and industrial loans.

●
Noninterest income decreased $3.6 million to $3.8 million for the year ended December 31, 2011, compared to $7.4 million for the same period in 2010.  The decrease was primarily the result of a decrease in net gains on the sale of securities of $3.6 million for the year ended December 31, 2011.

●
Noninterest expense increased $1.2 million to $26.0 million at December 31, 2011, compared to $24.8 million at December 31, 2010.  The increase in noninterest expense for the year ended December 31, 2011 was due to an increase in salaries and benefits of $845,000 related to regular annual adjustments as well as salaries and benefits related to the hiring of additional personnel.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2011, 2010 and 2009 and reflect the average yield on assets and average cost of liabilities for the years indicated.  The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown.  Average balances were derived from actual daily balances over the years indicated.  Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	For the Years Ended December 31,
	2011			2010			2009
	Average		Avg Yield/	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$536,084	$25,485	4.75%	$482,215	$24,887	5.16%	$476,214	$25,834	5.42%
Securities(2)	619,704	20,376	3.29	634,531	22,055	3.48	587,007	27,264	4.64
Other investments - at cost	14,034	61	0.43	12,900	24	0.19	10,773	22	0.20
Short-term investments(3)	7,503	1	0.01	13,948	8	0.06	15,051	11	0.07
Total interest-earning assets	1,177,325	45,923	3.90	1,143,594	46,974	4.11	1,089,045	53,131	4.88
Total noninterest-earning assets	70,133			78,842			72,298

Total assets	$1,247,458			$1,222,436			$1,161,343

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$85,094	762	0.90	$76,954	933	1.21	$68,967	1,238	1.80
Savings accounts	104,112	515	0.49	112,546	824	0.73	89,185	955	1.07
Money market accounts	99,319	619	0.62	56,082	358	0.64	53,100	467	0.88
Time certificates of deposit	332,327	5,693	1.71	347,590	7,735	2.23	337,692	10,034	2.97
Total interest-bearing deposits	620,852	7,589		593,172	9,850		548,944	12,694
Short-term borrowings and long-term debt	303,909	6,878	2.26	296,752	6,915	2.33	260,083	7,328	2.82
Interest-bearing liabilities	924,761	14,467	1.56	889,924	16,765	1.88	809,027	20,022	2.47
Noninterest-bearing deposits	91,024			83,077			80,186
Other noninterest-bearing liabilities	9,754			9,513			14,789
Total noninterest-bearing liabilities	100,778			92,590			94,975

Total liabilities	1,025,539			982,514			904,002
Total equity	221,919			239,922			257,341
Total liabilities and equity	$1,247,458			$1,222,436			$1,161,343
Less: Tax-equivalent adjustment(2)		(918)			(827)			(601)
Net interest and dividend income		$30,538			$29,382			$32,508
Net interest rate spread(4)			2.34%			2.22%			2.41%
Net interest margin(5)			2.67%			2.64%			3.04%
Average interest-earning assets
to average interest-bearing liabilities			127.30%			128.50%			134.62%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$2,780	$(2,182)	$598	$326	$(1,273)	$(947)
Securities (1)	(515)	(1,164)	(1,679)	2,207	(7,416)	(5,209)
Other investments - at cost	2	35	37	4	(2)	2
Short-term investments	(4)	(3)	(7)	(1)	(2)	(3)
Total interest-earning assets	2,263	(3,314)	(1,051)	2,536	(8,693)	(6,157)

Interest-bearing liabilities
NOW accounts	99	(270)	(171)	143	(448)	(305)
Savings accounts	(62)	(247)	(309)	250	(381)	(131)
Money market accounts	276	(15)	261	26	(135)	(109)
Time deposits	(340)	(1,702)	(2,042)	294	(2,593)	(2,299)
Short-term borrowing and long-time debt	167	(204)	(37)	1,033	(1,446)	(413)
Total interest-bearing liabilities	140	(2,438)	(2,298)	1,746	(5,003)	(3,257)
Change in net interest and dividend income	$2,123	$(876)	$1,247	$790	$(3,690)	$(2,900)

(1)
Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets increased $23.8 million to $1.3 billion at December 31, 2011.  Net loans increased by $44.0 million to $546.4 million at December 31, 2011 from $502.4 million at December 31, 2010.  Cash and cash equivalents increased $9.5 million to $21.1 million at December 31, 2011 from $11.6 million at December 31, 2010.  Securities decreased $24.7 million to $630.0 million at December 31, 2011 from $654.7 million at December 31, 2010, as funds were reinvested into the loan portfolio.

The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $540.7 million at December 31, 2011 and $576.2 million at December 31, 2010, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association.  Privately issued mortgage-backed securities comprised $1.6 million and $7.6 million, or 0.29% and 1.32% of the mortgage-backed securities portfolio at December 31, 2011 and 2010, respectively.

Debt securities issued by government-sponsored enterprises increased $6.9 million to $24.8 million at December 31, 2011 from $17.9 million at December 31, 2010.  Securities issued by government-sponsored enterprises consist entirely of bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  We also invest in municipal bonds issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured.  Municipal bonds were $45.9 million at December 31, 2011 and $43.1 million at 2010.  In addition, we have investments in FHLBB stock, common stock and mutual funds that invest only in securities allowed by the OCC.

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

Net loans increased by $44.0 million to $546.4 million at December 31, 2011 from $502.4 million at December 31, 2010.  The increase in net loans was primarily the result of an increase in residential real estate loans and commercial real estate loans, partially offset by a decrease in commercial and industrial loans.  Residential real estate loans increased $43.7 million to $192.5 million at December 31, 2011 from $148.8 million at December 31, 2010.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $58.2 million in residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improving net interest income.

Commercial real estate loans increased $10.9 million to $232.5 million at December 31, 2011 from $221.6 million at December 31, 2010.  Owner occupied commercial real estate loans totaled $109.7 million at December 31, 2011 and $107.0 million at December 31, 2010, while non-owner occupied commercial real estate loans totaled $122.8 million at December 31, 2011 and $114.6 million at December 31, 2010.

Commercial and industrial loans decreased $9.6 million to $125.7 million at December 31, 2011 from $135.3 million at December 31, 2010.  While we continue to originate commercial and industrial loans, new originations were offset by customers decreasing their balances on lines of credit and normal loan payments and payoffs.

Total deposits increased $32.7 million to $733.0 million at December 31, 2011, compared to $700.3 million at December 31, 2010.  Regular savings accounts and money market accounts increased $68.1 million to $245.6 million at December 31, 2011.  NOW and checking accounts increased $2.8 million to $171.6 million at December 31, 2011.  The increases in checking, savings and money market accounts were primarily due to a relationship-based product set introduced in 2010 which continued growth throughout 2011.  Time deposits decreased $38.2 million to $315.8 million at December 31, 2011, as customers have less incentive to lock up funds long-term because of the low interest rate environment.

  Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2011, we had $160.6 million in long-term debt with the FHLBB, $81.3 million in securities sold under repurchase agreements and $5.4 million in customer repurchase agreements.  This compares to $151.6 million in FHLBB advances, $81.3 million in securities sold under repurchase agreements and $5.2 million in customer repurchase agreements at December 31, 2010.  Current interest rates permit us to earn a more advantageous spread by borrowing funds and reinvesting in loans and securities.

Short-term borrowings decreased $9.9 million to $53.0 million at December 31, 2011 from $62.9 million at December 31, 2010.  Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $36.0 million and $50.6 million at December 31, 2011 and 2010, respectively.  Customer repurchase agreements increased $4.7 million to $17.0 million at December 31, 2011 from $12.3 million at December 31, 2010.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  At December 31, 2011 and 2010, all of our customer repurchase agreements were held by commercial customers.

Shareholders’ equity was $219.0 million and $221.2 million, which represented 17.3% and 17.8% of total assets at December 31, 2011 and December 31, 2010, respectively.  The decrease in shareholders’ equity reflects the payment of regular and special dividends amounting to $14.3 million and the repurchase of 1.3 million shares of our common stock at a cost of $10.1 million, pursuant to the Company’s stock repurchase program.  This was partially offset by an increase in other comprehensive income of $13.2 million primarily due to the change in market value of securities, net income of $5.9 million for the year ended December 31, 2011, an increase of $3.0 million related to the recognition of share-based compensation and the exercise of 81,741 stock options.

Comparison of Operating Results for Years Ended December 31, 2011 and 2010

General.  Net income for the year ended December 31, 2011 was $5.9 million, or $0.22 per diluted share, compared to $3.0 million, or $0.11 per diluted share, for the same period in 2010.

Interest and Dividend Income. Total interest and dividend income decreased $1.1 million to $45.0 million for the year ended December 31, 2011, compared to $46.1 million for the same period in 2010.

The decrease in interest income was primarily the result of a decrease in the average yield on interest-earning assets for the year ended December 31, 2011, which was partially offset by an increase in the average balance of interest-earning assets for the same period.  The average yield on interest-earning assets, on a tax-equivalent basis, decreased 21 basis points to 3.90% for the year ended December 31, 2011 from 4.11% for the same period in 2010.

 Interest income on securities decreased $1.8 million to $19.6 million for the year ended December 31, 2011 from $21.4 million for the year ended December 31, 2010.  The tax-equivalent yield on securities decreased 12 basis points from 3.48% for the year 2010 to 3.29% for the same period in 2011.  The decrease in interest income and tax-equivalent yield on securities for the year ended December 31, 2011 was due to cash flows from securities pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  In addition, the average balance of securities decreased $14.8 million to $619.7 million from $634.5 million for the year ended December 31, 2010.

 The decrease in interest income on securities was partially offset by an increase in the average balance of and interest income on loans for the year ended December 31, 2011.  The average balance of loans increased $53.9 million to $536.1 million from $482.2 million for the year ended December 31, 2010.  Interest income on loans increased $586,000 to $25.3 million for the year ended December 31, 2011 from $24.7 million for the year ended December 31, 2010.  The tax-equivalent yield on loans decreased 41 basis points from 5.16% for the year 2010 to 4.75% for the same period in 2011.  The tax-equivalent yield on loans decreased because the growth in the average balance of loans took place in an environment of historically low loan rates.

 Interest Expense.  Interest expense for the year ended December 31, 2011 decreased $2.2 million to $14.5 million from the comparable 2010 period.  This was attributable to a decrease in the average cost of interest-bearing liabilities of 32 basis points to 1.56% for the year ended December 31, 2011 from 1.88% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, checking accounts and savings accounts.

Net Interest and Dividend Income.  Net interest and dividend income increased $1.1 million to $30.5 million for the year ended December 31, 2011 as compared to $29.4 million for same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.67% and 2.64% for the years ended December 31, 2011 and 2010, respectively.  Net interest and dividend income was favorably impacted by an increase in loans, which generally have higher yields than investments, along with a decrease in the cost of funds due to the lower interest rate environment.

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

The amount that we provided for the provision for loan losses during the year ended December 31, 2011 was based upon the changes that occurred in the loan portfolio during that same period as well as the continued weakening of the local and national economy.  The changes in the loan portfolio, described in detail below, include an increase in residential real estate loans and commercial real estate loans, partially offset by decreases in commercial and industrial loans and net loan charge-offs.  After evaluating these factors, we provided $1.2 million for loan losses for the year ended December 31, 2011, compared to $8.9 million for the same period in 2010.  The allowance was $7.8 million at December 31, 2011 and $6.9 million at December 31, 2010.  The allowance for loan losses was 1.40% of total loans at December 31, 2011 and 1.36% at December 31, 2010.

Residential real estate loans increased $43.7 million to $192.5 million at December 31, 2011.  We consider residential real estate loans to contain less credit risk and market risk than commercial real estate and commercial and industrial loans.  Commercial real estate loans increased $10.9 million to $232.5 million at December 31, 2011 from $221.6 million at December 31, 2010.  Commercial and industrial loans decreased $9.6 million to $125.7 million at December 31, 2011 from $135.3 million at December 31, 2010.

For the year ended December 31, 2011, we recorded net charge-offs of $376,000 compared to net charge-offs of $9.6 million for the year ended December 31, 2010.  The 2011 period was comprised of charge-offs of $640,000 partially offset by recoveries of $264,000.  The 2010 period was comprised of charge-offs of $9.7 million partially offset by recoveries of $83,000.  For the year ended December 31, 2010, charge-offs were primarily made up of a $7.2 million charge-off on a single commercial real estate loan relationship.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income.  Noninterest income decreased $3.6 million to $3.8 million for the year ended December 31, 2011 compared to $7.4 million for the same period in 2010.

Net gains on the sales of securities decreased $3.6 million for the year ended December 31, 2011 from $4.1 million in the comparable 2010 period.  The net gains for the year ended December 31, 2010 were primarily the result of management wanting to take advantage of unrealized gains within the portfolio as well as wanting to restructure the securities portfolio.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2011 was $26.0 million compared to $24.8 million for the same period in 2010.  The increase in noninterest expense for the year ended December 31, 2011 was due to an increase in salaries and benefits of $845,000 related to regular annual adjustments as well as salaries and benefits related to the hiring of additional personnel.  Professional fees increased $362,000 to $2.0 million for the year ended December 31, 2011, compared to $1.7 million for the same period in 2010.  The increase was due to consulting and legal services involving strategic planning and regulatory compliance.  This was partially offset by a $304,000 decrease in expenses associated with other real estate owned (“OREO”).  OREO expenses were related to write-downs and maintenance of foreclosed properties.

Income Taxes. The provision for income taxes increased to $1.3 million for the year ended December 31, 2011, compared to $34,000 for the comparable 2010 period.  The effective tax rate was 18.2% for the year ended December 31, 2011 and 1.1% for the same period in 2010.  The increase in the tax provision and effective tax rate in the 2011 period is due primarily to higher pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

Comparison of Operating Results for Years Ended December 31, 2010 and 2009

General.  Net income for the year ended December 31, 2010 was $3.0 million, or $0.11 per diluted share, compared to $5.5 million, or $0.18 per diluted share, for the same period in 2009.

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

  At December 31, 2010, residential real estate loans increased $49.7 million to $148.8 million.  We consider these types of loans to contain less credit risk and market risk than both commercial real estate loans and commercial and industrial loans.  Commercial real estate loans decreased $7.5 million to $221.6 million at December 31, 2010.  Commercial and industrial loans decreased $9.7 million to $135.3 million compared to December 31, 2009.

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

Noninterest Expense.  Noninterest expense for the year ended December 31, 2010 was $24.8 million compared to $25.0 million for the same period in 2009.  This decrease was primarily due to a decrease of $383,000 in FDIC insurance expense to $751,000 for the year ended December 31, 2010, compared to $1.1 million during the same period in 2009.  The decrease was due to a special assessment of $453,000 for the 2009 period.  Salaries and benefits decreased $306,000 to $14.7 million for the year ended December 31, 2010, primarily the result of a $317,000 decrease in costs related to stock-based compensation.  This was partially offset by a $327,000             increase in expenses associated with OREO.  OREO expenses were related to write-downs and maintenance of foreclosed properties.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Outstanding borrowings from the FHLBB were $196.7 million at December 31, 2011 and $202.2 million at December 31, 2010.  At December 31, 2011, we had $85.6 million in available borrowing capacity with the FHLBB.  We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are also obligated under agreements with the FHLBB to repay borrowed funds and are obligated under leases for certain of our branches and equipment.  A summary of lease obligations, borrowings, and credit commitments at December 31, 2011 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$612	$1,217	$1,038	$9,801	$12,668

Borrowings and Debt
Federal Home Loan Bank	48,980	56,569	91,117	-	196,666
Securities sold under agreements to repurchase	22,340	42,800	-	38,500	103,640
Total borrowings and debt	71,320	99,369	91,117	38,500	300,306

Credit Commitments
Available lines of credit	61,660	-	-	21,680	83,340
Other loan commitments	8,579	67	-	-	8,646
Letters of credit	10,989	-	-	253	11,242
Total credit commitments	81,228	67	-	21,933	103,228

Total	$153,160	$100,653	$92,155	$70,234	$416,202

Maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2011, we originated loans of $95.4 million, and during the comparable period of 2010, we originated loans of $76.8 million.  Under our residential real estate loan program, we refer our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third-party mortgage company.  Purchases of securities totaled $257.3 million for the year ended December 31, 2011 and $717.0 million for the year ended December 31, 2010.  At December 31, 2011, we had loan commitments to borrowers of approximately $19.9 million, and available home equity and unadvanced lines of credit of approximately $83.3 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors.  Total deposits increased $32.7 million and $52.3 million during the years ended December 31, 2011 and 2010, respectively. Time deposit accounts scheduled to mature within one year were $150.4 million at December 31, 2011.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit.  We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2011, Westfield Financial and the Bank exceeded each of the applicable regulatory capital requirements.  Westfield Financial had tier 1 leverage capital of $208.6 million, or 16.8% to adjusted total assets, tier 1 capital to risk weighted assets of $208.6 million, or 30.5%, and total capital to risk weighted assets of $216.4 million or 31.6%.  The Bank had tier 1 leverage capital of $200.7 million, or 16.2% to adjusted total assets, tier 1 capital to risk weighted assets of $200.7 million or 29.4%, and total capital to risk weighted assets of $207.9 million or 30.5%.  See Footnote 10, Regulatory Capital, of our notes to consolidated financial statements for further information on our regulatory requirements.

We do not anticipate any material capital expenditures during calendar year 2012, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

The tables below set forth as of December 31, 2011 the estimated changes in net interest and dividend income that would result from incremental changes in interest rates over the applicable twelve-month period.

For the Year Ending December 31, 2012
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)

400	32,763	12.3%
300	32,240	10.5%
200	31,622	8.4%
100	30,783	5.5%
0	29,173	0.0%
-100	27,898	-4.4%
-200	26,290	-9.9%

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

Our Consolidated Financial Statements may be found on pages F-1 through F-46 of this report.

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

●
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our Independent Registered Public Accounting Firm has issued an audit report on our internal control over financial reporting as of December 31, 2011, which appears on page F-1.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2012.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons on March 9, 2012 in the capacities indicated.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director
James C. Hagan	(Principal Executive Officer)

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ Victor J. Carra	Director
Victor J. Carra

/s/ David C. Colton, Jr.	Director
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.	Director
Robert T. Crowley, Jr.

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Richard C. Placek	Director
Richard C. Placek

/s/ Paul R. Pohl	Director
Paul R. Pohl

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Charles E. Sullivan	Director
Charles E. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  We also have audited Westfield Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Westfield Financial, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 9, 2012

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,953	$9,247
Federal funds sold	131	13
Interest-bearing deposits and other short-term investments	10,021	2,351
Cash and cash equivalents	21,105	11,611

SECURITIES AVAILABLE FOR SALE - AT FAIR VALUE	617,537	642,467

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,438	12,282

LOANS - Net of allowance for loan losses of $7,764 at December 31, 2011 and $6,934 at December 31, 2010	546,392	502,392

PREMISES AND EQUIPMENT, Net	10,997	11,603

ACCRUED INTEREST RECEIVABLE	4,022	4,279

BANK-OWNED LIFE INSURANCE	44,040	40,494

DEFERRED TAX ASSET, Net	1,863	8,811

OTHER REAL ESTATE OWNED	1,130	223

OTHER ASSETS	3,740	5,327
TOTAL ASSETS	$1,263,264	$1,239,489

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$100,157	$85,217
Interest-bearing	632,801	615,118
Total deposits	732,958	700,335

SHORT-TERM BORROWINGS	52,985	62,937

LONG-TERM DEBT	247,320	238,151
SECURITIES PENDING SETTLEMENT	363	7,791
OTHER LIABILITIES	10,650	9,030
TOTAL LIABILITIES	1,044,276	1,018,244

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2011 and December 31, 2010	-	-
Common stock - $.01 par value, 75,000,000 shares authorized; 26,918,250 and 28,166,419 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	269	282
Additional paid-in capital	173,615	181,842
Unearned compensation - ESOP	(9,119)	(9,701)
Unearned compensation - Equity Incentive Plan	(1,228)	(2,158)
Retained earnings	47,735	56,496
Accumulated other comprehensive income (loss)	7,716	(5,516)
Total shareholders' equity	218,988	221,245
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,263,264	$1,239,489
See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
Years Ended December 31,
	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$17,739	$19,648	$25,090
Residential and commercial real estate loans	19,500	18,023	18,312
Commercial and industrial loans	5,630	6,496	7,150
Debt securities, tax-exempt	1,680	1,533	1,470
Consumer loans	188	213	263
Equity securities	205	202	210
Other investments – at cost	62	24	24
Federal funds sold, interest-bearing deposits and other short-term investments	1	8	11
Total interest and dividend income	45,005	46,147	52,530
INTEREST EXPENSE:
Deposits	7,589	9,850	12,694
Long-term debt	6,731	6,538	6,984
Short-term borrowings	147	377	344
Total interest expense	14,467	16,765	20,022
Net interest and dividend income	30,538	29,382	32,508
PROVISION FOR LOAN LOSSES	1,206	8,923	3,900
Net interest and dividend income after provision for loan losses	29,332	20,459	28,608

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	(603)	(590)	(1,754)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	501	443	1,476
Net other-than-temporary impairment losses recognized in income	(102)	(147)	(278)
Service charges and fees	1,973	1,940	2,616
Income from bank-owned life insurance	1,546	1,524	1,523
Loss on sale of premises and equipment, net	-	-	(8)
Loss on prepayment of borrowings	-	-	(142)
Gain (loss) on sales of securities, net	414	4,072	(383)
(Loss) gain on sale of OREO	(25)	1	(110)
Total noninterest income	3,806	7,390	3,218
NONINTEREST EXPENSE:
Salaries and employees benefits	15,557	14,712	15,018
Occupancy	2,671	2,620	2,583
Computer operations	1,917	1,940	1,760
Professional fees	2,033	1,671	1,705
OREO expense	70	374	47
FDIC insurance assessment	683	751	1,134
Other	3,027	2,741	2,853
Total noninterest expense	25,958	24,809	25,100
INCOME BEFORE INCOME TAXES	7,180	3,040	6,726
INCOME TAX PROVISION	1,306	34	1,267
NET INCOME	$5,874	$3,006	$5,459

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.22	$0.11	$0.19
Weighted average shares outstanding	26,482,064	27,595,014	29,308,996
Diluted earnings per share	$0.22	$0.11	$0.18
Weighted average diluted shares outstanding	26,589,510	27,793,409	29,577,622
See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
BALANCE AT DECEMBER 31, 2008	31,307,881	$313	$204,866	$(10,913)	$(4,337)	$78,898	$(8,908)	$259,919
Comprehensive income:
Net income	-	-	-	-	-	5,459	-	5,459
Noncredit portion of other-than-
temporary impairment losses on
available-for-sale securities net of
reclassifications and tax effects	-	-	-	-	-	-	(872)	(872)
Net unrealized gains on securities
available for sale arising during the
period, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	6,791	6,791
Change in pension gains or losses and
transition assets, net of tax	-	-	-	-	-	-	675	675
Total comprehensive income								12,053
Common stock held by ESOP committed to be released (91,493 shares)	-	-	210	614	-	-	-	824
Share-based compensation - stock options	-	-	899	-	-	-	-	899
Share-based compensation - equity incentive plan	-	-	-	-	1,285	-	-	1,285
Excess tax benefits from equity incentive plan	-	-	5	-	-	-	-	5
Common stock repurchased	(1,591,733)	(16)	(13,674)	-	-	-	-	(13,690)
Issuance of common stock in connection with stock option exercises	102,378	1	957	-	-	(509)	-	449
Issuance of common stock in connection with equity incentive plan	-	-	205	-	(205)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	(9)	-	9	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	150	-	-	-	-	150
Cash dividends declared ($0.50 per share)	-	-	-	-	-	(14,595)	-	(14,595)
BALANCE AT DECEMBER 31, 2009	29,818,526	298	193,609	(10,299)	(3,248)	69,253	(2,314)	247,299
Comprehensive loss:
Net income	-	-	-	-	-	3,006	-	3,006
Net unrealized losses on securities
available for sale arising during the
period, net of reclassifications
and tax effects	-	-	-	-	-	-	(11,163)	(11,163)
Net unrealized gains on securities
resulting from transfer from held-to-
maturity to available-for-sale,
net of tax effects	-	-	-	-	-	-	8,351	8,351
Change in pension gains or losses and
transition assets, net of tax	-	-	-	-	-	-	(390)	(390)
Total comprehensive loss								(196)
Common stock held by ESOP committed to be released (89,039 shares)	-	-	149	598	-	-	-	747
Share-based compensation - stock options	-	-	798	-	-	-	-	798
Share-based compensation - equity incentive plan	-	-	-	-	1,159	-	-	1,159
Excess tax shortfalls from equity incentive plan	-	-	(18)	-	-	-	-	(18)
Common stock repurchased	(1,988,634)	(19)	(16,108)	-	-	-	-	(16,127)
Issuance of common stock in connection with stock option exercises	336,527	3	2,942	-	-	(1,468)	-	1,477
Issuance of common stock in connection with equity incentive plan	-	-	69	-	(69)	-	-	-
Forfeiture of common stock in connection with equity incentive plan	-	-	-	-	-	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	401	-	-	-	-	401
Cash dividends declared ($0.52 per share)	-	-	-	-	-	(14,295)	-	(14,295)
BALANCE AT DECEMBER 31, 2010	28,166,419	282	181,842	(9,701)	(2,158)	56,496	(5,516)	221,245
Comprehensive income:
Net income	-	-	-	-	-	5,874	-	5,874
Net unrealized gains on securities
available for sale arising during
the period, net of reclassifications
and tax effects	-	-	-	-	-	-	14,095	14,095
Change in pension gains or losses
and transition assets, net of tax	-	-	-	-	-	-	(863)	(863)
Total comprehensive income								19,106
Common stock held by ESOP committed to be released (86,720 shares)	-	-	112	582	-	-	-	694
Share-based compensation - stock options	-	-	792	-	-	-	-	792
Share-based compensation - equity incentive plan	-	-	-	-	1,157	-	-	1,157
Excess tax shortfalls from equity incentive plan	-	-	(93)	-	-	-	-	(93)
Issuance of common stock to ESOP	1,946	-	15	-	-	-	-	15
Common stock repurchased	(1,331,856)	(14)	(10,057)	-	-	-	-	(10,071)
Issuance of common stock in connection with stock option exercises	81,741	1	688	-	-	(330)	-	359
Issuance of common stock in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	89	-	-	-	-	89
Cash dividends declared ($0.54 per share)	-	-	-	-	-	(14,305)	-	(14,305)
BALANCE AT DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
See accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Dollars in thousands)
	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$5,874	$3,006	$5,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,206	8,923	3,900
Depreciation and amortization of premises and equipment	1,120	1,261	1,252
Net amortization of premiums and discounts on securities and mortgage loans	3,424	6,053	1,909
Net amortization of premiums on modified debt	187	-	-
Share-based compensation expense	1,949	1,957	2,184
Amortization of ESOP expense	694	747	824
Excess tax shortfall (benefit) from equity incentive plan	93	18	(5)
Excess tax benefit in connection with stock option exercises	(89)	(401)	(150)
Net (gain) loss on sales of securities	(414)	(4,072)	383
Other-than-temporary impairment losses on securities	102	147	278
Write-downs of OREO	-	285	17
Loss (gain) on sale of OREO	25	(1)	110
Loss on sale of premises and equipment, net	-	-	8
Loss on prepayment of borrowings	-	-	142
Deferred income tax provision (benefit)	21	(389)	(112)
Income from bank-owned life insurance	(1,546)	(1,524)	(1,523)
Changes in assets and liabilities:
Accrued interest receivable	248	928	37
Other assets	1,587	358	(2,863)
Other liabilities	309	1,059	(1,411)
Net cash provided by operating activities	14,790	18,355	10,439
INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	-	(62,111)	(128,489)
Proceeds from calls, maturities, and principal collections	-	69,075	80,215
Securities available for sale:
Purchases	(257,289)	(654,889)	(297,683)
Proceeds from sales	203,665	496,990	149,809
Proceeds from calls, maturities, and principal collections	89,183	122,598	66,911
Purchase of residential mortgages	(58,241)	(61,880)	(16,381)
Loan principal payments, net of originations	11,848	19,122	13,473
Purchase of Federal Home Loan Bank of Boston stock	(156)	(1,912)	(1,883)
Proceeds from sale of OREO	198	1,693	148
Purchases of premises and equipment	(514)	(662)	(1,396)
Purchase of bank-owned life insurance	(2,000)	-	(320)
Net cash used in investing activities	(13,306)	(71,976)	(135,596)
FINANCING ACTIVITIES:
Net increase in deposits	32,623	52,360	59,946
Net change in short-term borrowings	(9,952)	(11,562)	24,675
Repayment of long-term debt	(5,150)	(20,852)	(80,142)
Proceeds from long-term debt	14,132	45,129	120,545
Cash dividends paid	(14,305)	(14,295)	(14,595)
Common stock repurchased	(9,708)	(16,127)	(13,690)
Issuance of common stock in connection with stock option exercises	359	1,477	449
Excess tax (shortfall) benefit in connection with equity incentive plan	(93)	(18)	5
Excess tax benefit in connection with stock option exercises	89	401	150
Issuance of common stock to ESOP	15	-	-
Net cash provided by financing activities	8,010	36,513	97,343

NET CHANGE IN CASH AND CASH EQUIVALENTS:	9,494	(17,108)	(27,814)
Beginning of year	11,611	28,719	56,533
End of year	$21,105	$11,611	$28,719

Supplemental cash flow information:
Transfer of loans to other real estate owned	$1,130	$538	$1,937
Net cash due to (from) broker for purchase of securities	-	7,791	(27,603)
Net cash due to broker for common stock repurchased	363	-	-
Securities reclassified from available-for-sale to held-to-maturity	-	287,074	-
See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is the bank holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

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

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2011 and 2010 include partially restricted cash of $2,076,000 and $2,496,000 respectively, for Federal Reserve Bank of Boston cash reserve requirements.  We are also required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract with BBN. The required reserve amounted to $650,000 as of December 31, 2011 and $500,000 at December 31, 2010.

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

Level 1 – Valuation is based on quoted prices in active markets for identical assets. Level 1 assets generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

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

Transfers between levels are recognized at the end of a reporting period, if applicable.

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB.  Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLBB may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2011, no impairment has been recognized.  The recorded investment in FHLBB stock was $12.2 million and $12.0 million at December 31, 2011 and 2010, respectively.

Loans - Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired.  Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest.  Loan fees, unearned premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

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

While we utilize our best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements.  This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements.  This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2011 and 2010.

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

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income.  We do not have any uncertain tax positions at December 31, 2011 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.

Earnings per Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends or unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate solely to stock options and are determined using the treasury stock method.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)

Net income applicable to common stock	$5,874	$3,006	$5,459

Average number of common shares issued	27,839	29,063	30,873
Less: Average unallocated ESOP Shares	(1,339)	(1,426)	(1,513)
Average ungranted equity incentive plan shares	(18)	(42)	(51)

Average number of common shares outstanding used
to calculate basic earnings per common share	26,482	27,595	29,309

Effect of dilutive stock options	107	198	269

Average number of common shares outstanding used
to calculate diluted earnings per common share	26,589	27,793	29,578

Basic earnings per share	$0.22	$0.11	$0.19

Diluted earnings per share	$0.22	$0.11	$0.18

Stock options that would have an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  For the years ended December 31, 2011, 2010 and 2009, options for 1,640,676 shares, 1,563,524 shares and 1,540,793 shares were anti-dilutive, respectively.

Comprehensive Income/Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$21,778	$(12,766)	$8,548
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	-	12,653	-
Reclassification adjustment for (gains) losses realized in income	(414)	(4,072)	383
Other-than-temporary impairment losses on available-for-sale securities	102	147	278
Net unrealized gains (losses) on available for sale securities	21,466	(4,038)	9,209
Tax effect	(7,371)	1,226	(3,290)
Net-of-tax amount	14,095	(2,812)	5,919

Gains and losses arising during the year pertaining to defined benefit plans	(1,412)	(670)	898
Reclassification adjustments for items reflected in earnings:
Actuarial loss	116	91	137
Transition asset	(12)	(12)	(12)
Net adjustments pertaining to defined benefit plans	(1,308)	(591)	1,023
Tax effect	445	201	(348)
Net-of-tax amount	(863)	(390)	675

Net other comprehensive income (loss)	$13,232	$(3,202)	$6,594

The components of accumulated other comprehensive income (loss), included in shareholders’ equity are as follows:

	December 31,
	2011	2010
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$16,225	$(5,299)
Tax effect	(5,573)	1,817
Net-of-tax amount	10,652	(3,482)

Noncredit portion of other-than-temporary impairment losses on available for sale securities	(501)	(443)
Tax effect	170	151
Net-of-tax amount	(331)	(292)

Unrecognized transition assets pertaining to defined benefit plans	32	44
Unrecognized deferred loss pertaining to defined benefit plans	(3,978)	(2,682)
Net accumulated other comprehensive loss pertaining to defined benefit plans	(3,946)	(2,638)
Tax effect	1,341	896
Net-of-tax amount	(2,605)	(1,742)

Net accumulated other comprehensive income (loss)	$7,716	$(5,516)

An actuarial loss of $175,000 is included in accumulated other comprehensive loss at December 31, 2011, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2012.  A transition asset of $12,000 is included in accumulated other comprehensive loss at December 31, 2011, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2012.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  This ASU provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a TDR.  This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption.  The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this ASU.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses are required beginning in the period of adoption of this ASU. We adopted this ASU on July 1, 2011 and it did not have a material impact on our consolidated financial statements.

In April 2011, FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This ASU revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  This ASU removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The amendments in this update will be effective for interim and annual reporting periods beginning on or after December 15, 2011.  The amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholder’s equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required.  Early application is permitted. There will be no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

In December 2011, FASB issued ASU 2011-11, Balance Sheet – Offsetting (Topic 210), Disclosures about Offsetting Assets and Liabilities.  This ASU is intended to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  Under the new guidance, an entity will be required to report both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.   The changes are effective for annual and interim periods beginning on or after January 1, 2013.  There will be no impact to the consolidated financial results as the amendments relate only to disclosures in the financial statements.

In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments and supersedes certain pending paragraphs in ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by this ASU.  The changes are effective for fiscal years and interim periods beginning after December 15, 2011.  There will be no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

2.      SECURITIES

Securities available for sale are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored residential mortgage-backed securities	$377,447	$8,802	$(22)	$386,227
U.S. government guaranteed residential mortgage-backed securities	148,938	3,937	-	152,875
Private-label residential mortgage-backed securities	2,068	-	(501)	1,567
State and municipal bonds	43,393	2,481	-	45,874
Government-sponsored enterprise obligations	23,761	991	-	24,752
Mutual funds	5,813	99	(58)	5,854
Common and preferred stock	393	6	(11)	388

Total	$601,813	$16,316	$(592)	$617,537

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored residential mortgage-backed securities	$381,436	$4,967	$(5,419)	$380,984
U.S. government guaranteed residential mortgage-backed securities	192,609	396	(5,329)	187,676
Private-label residential mortgage-backed securities	8,251	-	(673)	7,578
State and municipal bonds	42,119	1,298	(340)	43,077
Government-sponsored enterprise obligations	18,447	193	(776)	17,864
Mutual funds	5,308	25	(61)	5,272
Common and preferred stock	39	-	(23)	16

Total	$648,209	$6,879	$(12,621)	$642,467

In August 2010, we transferred all of our held-to-maturity investments to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million, and a fair value of $299.7 million, and the net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.

Our repurchase agreements and FHLBB advances are collateralized by government-sponsored enterprises and certain mortgage-backed securities (see Notes 6 and 7).

The amortized cost and fair value of securities at December 31, 2011, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$13,520	$4,291
Due after ten years	514,933	526,378

Total	$528,453	$540,669

	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$575	$582
Due after one year through five years	17,201	18,035
Due after five years through ten years	32,321	34,417
Due after ten years	17,057	17,592

Total	$67,154	$70,626

Gross realized gains and losses on sales of securities for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Gross gains realized	$1,901	$6,346	$2,033
Gross losses realized	(1,487)	(2,274)	(2,416)
Net gain (loss) realized	$414	$4,072	$(383)

Proceeds from the sale of securities available for sale amounted to $203.7 million, $497.0 million and $149.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The tax provision applicable to net realized gains and losses were $144,000, $1.4 million and $197,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2011
Less Than Twelve Months		Over Twelve Months
Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(In thousands)

Government-sponsored residential mortgage-backed securities	$(22)	$14,652	$-	$-
Private-label residential mortgage-backed securities	-	-	(501)	1,567
Mutual funds	-	-	(58)	1,626
Common and preferred stock	-	-	(11)	28

Total	$(22)	$14,652	$(570)	$3,221

December 31, 2010
Less Than Twelve Months		Over Twelve Months
Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
(In thousands)

Government-sponsored residential mortgage-backed securities	$(5,419)	$225,105	$-	$-
U.S. government guaranteed residential mortgage-backed securities	(5,329)	145,430	-	-
Private-label residential mortgage-backed securities	-	-	(673)	7,578
State and municipal bonds	(340)	8,856	-	-
Government-sponsored enterprise obligations	(776)	15,674	-	-
Mutual funds	-	-	(61)	1,548
Common and preferred stock	-	-	(23)	16

Total	$(11,864)	$395,065	$(757)	$9,142

At December 31, 2011, four government-sponsored and U.S. government guaranteed mortgage-backed securities had gross unrealized losses with aggregate depreciation of 0.1% from our amortized cost basis existing for less than twelve months.

At December 31, 2011, one mutual fund had a gross unrealized loss with aggregate depreciation of 3.4% from our cost basis existing for greater than twelve months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

At December 31, 2011, one private label mortgage-backed securities has gross unrealized losses of 24.2% from our amortized cost basis which existed for greater than twelve months.  On a quarterly basis, management uses a third party that is experienced in analyzing private-label mortgage-backed securities to estimate credit losses.  The third party reviews a number of factors to estimate the performance and possible credit loss of the underlying assets.  These factors include but are not limited to: loans in various stages of delinquency, loans in foreclosure, projected prepayment rates, severity of loss on defaulted loans, current levels of subordination, vintage, geographic location and projected default rates.  As a result of this analysis, one private label mortgage-backed security was deemed to have other-than- temporary impairment losses during the year ended December 31, 2011, which resulted in write-downs of $603,000 of which $501,000 was recognized in accumulated other comprehensive loss and $102,000 was recognized as a credit loss and charged to income.  During the year ended December 31, 2010, we had write-downs of $590,000 due to other-than-temporary impairment on mortgage-backed securities, of which $443,000 was recognized in accumulated other comprehensive loss and $147,000 was recognized as a credit loss and charged to income.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Years Ended December 31,
	2011	2010
	(In thousands)

Balance at beginning of year	$425	$278

Reductions for securities sold during the period	(85)	-
Additional credit losses for which other-than-temporary impairment charge was previously recorded	102	147

Balance at end of year	$442	$425

3.          LOANS

Loans consisted of the following amounts:	December 31,
	2011	2010
	(In thousands)

Commercial real estate	$232,491	$221,578
Residential real estate	155,994	112,680
Home equity	36,464	36,116
Commercial and industrial	125,739	135,250
Consumer	2,451	2,960
Total Loans	553,139	508,584
Unearned premiums and deferred loan fees and costs, net	1,017	742
Allowance for loan losses	(7,764)	(6,934)
	$546,392	$502,392

During 2011, we purchased residential real estate loans aggregating $58.2 million. These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At December 31, 2011 and 2010, we serviced loans for participants aggregating $5.7 million and $5.2 million, respectively.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2011 and 2010 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2010	$877	$3,182	$2,849	$26	$6,934
Provision	647	357	215	(13)	1,206
Charge-offs	(2)	(175)	(442)	(21)	(640)
Recoveries	9	140	90	25	264
Balance at December 31, 2011	$1,531	$3,504	$2,712	$17	$7,764

Balance at December 31, 2009	$487	$2,371	$4,748	$39	$7,645
Provision	415	8,339	209	(40)	8,923
Charge-offs	(36)	(7,536)	(2,129)	(16)	(9,717)
Recoveries	11	8	21	43	83
Balance at December 31, 2010	$877	$3,182	$2,849	$26	$6,934

Balance at December 31, 2008	$462	$2,216	$6,062	$56	$8,796
Provision	136	205	3,594	(35)	3,900
Charge-offs	(117)	(50)	(4,910)	(22)	(5,099)
Recoveries	6	-	2	40	48
Balance at December 31, 2009	$487	$2,371	$4,748	$39	$7,645

Further information pertaining to the allowance for loan losses by segment at December 31, 2011 and 2010 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2011
Allowance for loan losses:
Individually evaluated for loss potential	$109	$449	$39	$-	$597
Collectively evaluated for loss potential	1,422	3,055	2,673	17	7,167
Total	$1,531	$3,504	$2,712	$17	$7,764

Loans outstanding:
Individually evaluated for loss potential	$422	$15,739	$1,145	$-	$17,306
Collectively evaluated for loss potential	192,036	216,752	124,594	2,451	535,833
Total	$192,458	$232,491	$125,739	$2,451	$553,139

December 31, 2010
Allowance for loan losses:
Individually evaluated for loss potential	$-	$-	$19	$-	$19
Collectively evaluated for loss potential	877	3,182	2,830	26	6,915
Total	$877	$3,182	$2,849	$26	$6,934

Loans outstanding:
Individually evaluated for loss potential	$125	$1,891	$539	$-	$2,555
Collectively evaluated for loss potential	148,671	219,687	134,711	2,960	506,029
Total	$148,796	$221,578	$135,250	$2,960	$508,584

The following is a summary of past due and non-accrual loans by class at December 31, 2011 and 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual
	(In thousands)
December 31, 2011
Residential real estate:
Residential 1-4 family	$562	$-	$184	$746	$-	$670
Home equity	128	-	204	332	-	230
Commercial real estate	840	-	740	1,580	-	1879
Commercial and industrial	111	183	-	294	-	154
Consumer	22	2	-	24	-	-
Total	$1,663	$185	$1,128	$2,976	$-	$2,933

December 31, 2010
Residential real estate:
Residential 1-4 family	$196	$459	$172	$827	$-	$629
Home equity	121	-	138	259	-	144
Commercial real estate	14,797	-	919	15,716	-	1,891
Commercial and industrial	204	1,000	150	1,354	-	539
Consumer	7	-	-	7	-	1
Total	$15,325	$1,459	$1,379	$18,163	$-	$3,204

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2011			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$120	$126	$-	$122	$-
Commercial real estate	1,545	1,679	-	1,635	-
Commercial and industrial	-	-	-	349	-
Total	1,665	1,805	-	2,106	-

Impaired loans with a valuation allowance:
Residential real estate	187	187	70	23	-
Home equity	115	115	39	115	-
Commercial real estate	14,194	14,225	449	12,431	691
Commercial and industrial	1,145	1,150	39	1,023	54
Total	15,641	15,677	597	13,592	745

Total impaired loans	$17,306	$17,482	$597	$15,698	$745

				Year Ended
	At December 31, 2010			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$125	$127	$-	$40	$-
Commercial real estate	1,891	1,939	-	1,932	-
Commercial and industrial	389	1,374	-	292	-
Total	2,405	3,440	-	2,264	-

Impaired loans with a valuation allowance:
Commercial real estate	-	-	-	171	-
Commercial and industrial	150	150	19	1,862	-
Total	150	150	19	2,033	-

Total impaired loans	$2,555	$3,590	$19	$4,297	$-

No interest income was recognized for impaired loans on a cash-basis method during the year ended December 31, 2010.

We may periodically agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.  These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.  All TDRs are initially classified as impaired.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs, for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Performing loans modified as troubled debt restructurings during the year ended December 31, 2011, segregated by class, are shown in the table below. The modifications reduced the interest rate and extended the interest-only period.  Both loans were performing assets at the date of modification and remained on accrual status.  No loans were modified as a TDR during the year ended December 31, 2010.   Nonperforming TDRs are shown as nonperforming assets.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings:
Commercial real estate	1	$14,000	$14,000
Commercial and industrial	1	1,000	1,000
Total	2	$15,000	$15,000

Default occurs when a loan is 90 days or more past due, or is transferred to nonaccrual status within twelve months of restructuring.  One residential real estate loan with a recorded investment of $120,000, modified in the quarter ended December 31, 2010, defaulted during the year ended December 31, 2011.  As of December 31, 2011, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as TDRs.  There were no charge-offs on TDRs during the year ended December 31, 2011.

No additional funds are committed to be advanced in connection with impaired loans.

Credit Quality Information

We utilize an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans as follows:

Loans rated 1 – 3: Loans in these categories are considered “Pass” rated loans with low to average risk.  Residential real estate, home equity and consumer loans are risk rated on an exception basis and are grouped with pass rated loans.

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

Loans rated 8: Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $10.1 million and $4.3 million at December 31, 2011 and 2010, respectively.  We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at December 31, 2011 and December 31, 2010:

	Residential 1-4 family	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2011
Loans rated 1 – 3	$155,324	$36,234	$182,453	$87,287	$2,451	$463,749
Loans rated 4	-	-	22,855	16,129	-	38,984
Loans rated 5	-	-	7,104	7,678	-	14,782
Loans rated 6	670	230	19,885	14,645	-	35,430
Loans rated 7	-	-	194	-	-	194
	$155,994	$36,464	$232,491	$125,739	$2,451	$553,139

December 31, 2010
Loans rated 1 – 3	$112,053	$35,972	$174,137	$83,650	$2,960	$408,772
Loans rated 4	-	-	24,149	32,723	-	56,872
Loans rated 5	-	-	3,164	7,424	-	10,588
Loans rated 6	627	144	20,128	11,453	-	32,352
Loans rated 7	-	-	-	-	-	-
	$112,680	$36,116	$221,578	$135,250	$2,960	$508,584

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $2.8 million and $3.9 million at December 31, 2011 and 2010, respectively.  Net service fee income of $12,000, $11,000, and $15,000 was recorded for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in service charges and fees on the consolidated statements of income.

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
	(In thousands)

Land	$1,826	$1,826
Buildings	12,685	12,572
Leasehold improvements	1,467	1,435
Furniture and equipment	9,268	8,947
Total	25,246	24,780

Accumulated depreciation and amortization	(14,249)	(13,177)

Premises and equipment, net	$10,997	$11,603

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 amounted to $1.1 million, $1.3 million, and $1.3 million, respectively.

5.         DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	December 31,
	2011		2010
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand and NOW:
NOW accounts	$71,470	0.66%	$83,621	1.08%
Demand deposits	100,157	-	85,217	-

Savings:
Regular accounts	98,628	0.31	101,333	0.62
Money market accounts	146,935	0.61	76,184	0.57

Time certificates of deposit	315,768	1.60	353,980	1.98

Total deposits	$732,958	0.92%	$700,335	1.28%

Time deposits of $100,000 or more totaled $101.9 million and $115.5 million at December 31, 2011 and 2010, respectively.  Interest expense on such deposits totaled $1.7 million, $2.2 million and $2.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2012	$150,397
2013	67,458
2014	64,986
2015	32,164
2016	763
$315,768

Interest expense on deposits for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Savings	$515	$823	$955
Money market	620	358	467
Time	5,693	7,735	10,034
Other interest-bearing	761	934	1,238
	$7,589	$9,850	$12,694

Cash paid for interest on deposits totaled $7.6 million, $9.8 million and $12.8 million for years ended December 31, 2011, 2010, and 2009, respectively.

6.                      SHORT-TERM BORROWINGS

FHLBB Advances – FHLBB advances with an original maturity of less than one year, amounted to $36.0 million and $50.6 million at December 31, 2011 and 2010, respectively, at a weighted average rate of 0.15% and 0.30%, respectively.

We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2011 and 2010.  Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis.  The outstanding principal shall be due daily but the portion not repaid will be automatically renewed.  At December 31, 2011, there were no advances outstanding under this line. At December 31, 2010, $101,000 in advances were outstanding under this line with a weighted average rate of 0.52%, and these advances are reported in short-term borrowings.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-back securities.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2011	2010
	(Dollars in thousands)
Balance outstanding at end of year	$16,985	$12,336
Maximum amount outstanding at any month end during year	24,695	20,321
Average amount outstanding during year	16,838	14,459
Weighted average interest rate at end of year	0.23%	0.40%
Amortized cost of collateral pledged at end of year (1)	39,000	30,787
Fair value of collateral pledged at end of year (1)	41,055	32,086

(1)Includes collateral pledged toward $5.4 million in long-term customer repurchase agreements.

Our repurchase agreements are collateralized by government-sponsored enterprises and certain mortgage-backed securities.  The weighted average interest rate on the pledged collateral was 3.40% and 4.60% at December 31, 2011 and 2010, respectively.

Cash paid for interest on short-term borrowings totaled $154,000, $375,000, and $341,000 for years ended December 31, 2011, 2010, and 2009, respectively.

7.                      LONG-TERM DEBT

FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

	Amount		Weighted Average Rate
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Fixed-rate advances maturing:
2011	$-	$5,150	-%	1.7%
2012	12,979	34,605	1.3	2.0
2013	12,500	31,650	1.5	2.5
2014	44,069	29,887	2.1	3.0
2015	42,650	27,000	3.1	3.6
2016	29,000	14,000	2.9	2.7
	141,198	142,292	2.4	2.7
Variable-rate advances maturing:
2015	9,467	9,336	1.0	2.4
2016	10,000	-	1.7
	19,467		1.4

Total advances	$160,665	$151,628	2.3%	2.7%

No FHLB advances were callable at December 31, 2011 and 2010.

At December 31, 2011 and 2010, mortgage-backed securities pledged as collateral to the FHLB had a carrying value of $241.0 million and $233.7 million, respectively.

During 2011, we completed a restructuring of our FHLBB advance portfolio in order to reduce our future cost of funds.  Advances totaling $48.3 million with an average rate of 2.88% were modified by extending their maturity dates and lowering the average rate to 2.25%. During 2010, advances totaling $43.0 million with an average rate of 3.79% were modified by extending their maturity dates and lowering the average rate to 2.59%.  In 2010, a prepayment penalty of $852,000 was paid upon restructuring and is being amortized to interest expense on a level yield method over the remaining maturity of the modified advances.

Customer Repurchase Agreements - At December 31, 2011, we had one long-term customer repurchase agreement for $5.4 million with a rate of 2.0% and a final maturity in 2012.  At December 31, 2010, we had one long-term customer repurchase agreement for $5.2 million with a rate of 2.5% and a final maturity in 2011.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase are secured by government-sponsored enterprise securities with a carrying value of $103.1 million and $97.6 million as of December 31, 2011 and 2010, respectively.  We may be required to provide additional collateral based on the fair value of the underlying securities.

	Amount		Weighted Average Rate
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Fixed-rate repos maturing:
2013	$14,800	$14,800	2.5%	2.5%
2014	28,000	28,000	3.1	3.1
2018	29,500	29,500	2.9	2.9
	72,300	72,300	2.9	2.9
Variable-rate repos maturing:
2018	9,000	9,000	3.8	3.8

Total	$81,300	$81,300	3.0%	3.0%

At December 31, 2011 and 2010, the years in which securities sold under agreements to repurchase are callable are as follows:

			Weighted Average
	Amount		Rate
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)

2011	$-	$38,300	-%	2.9%
2012	48,300	10,000	3.0	3.1
	$48,300	$48,300	3.0%	2.9%

Cash paid for interest on long-term debt totaled $6.7 million, $6.5 million and $7.0 million for years ended December 31, 2011, 2010, and 2009, respectively.

8.           STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under our 2002 Stock Option Plan and 2007 Stock Option Plan, we may grant options to our directors, officers, and employees for up to 1,631,682 and 1,560,101, respectively, shares of common stock, of which 1,631,682 and 1,503,869, respectively, have been granted.  At December 31, 2011, 56,232 were available for future grants under these plans.  Both incentive stock options and non-statutory stock options may be granted under the plan.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  All options currently outstanding vest at 20% per year.

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	6.64%	7.04%	6.35%
Expected volatility	34.19%	35.83%	36.09%
Risk-free interest rate	3.12%	2.48%	2.78%
Expected life	10 years	10 years	10 years

The expected volatility is based on historical volatility.  The risk-free rates for period consistent with the expected term of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term is based on historical exercise.  The dividend yield assumption is based on our history and expectation of dividend payouts.

A summary of the status of our stock options at December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2010	1,911,485	$9.08
Granted	78,000	10.04
Exercised	(81,741)	4.39
Outstanding at December 31, 2011	1,907,744	9.32	5.22	$705

Exercisable at December 31, 2011	1,503,268	$9.12	4.84	$705

The weighted average fair value of the options granted in 2011, 2010 and 2009 was $1.42, $1.27 and $2.36 per option, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $277,000, $1.3 million and $502,000, respectively.  Cash received for options exercised during the years ended December 31, 2011, 2010, and 2009 was $359,000, $1.5 million, and $449,000, respectively.

For the years ended December 31, 2011, 2010, and 2009, share-based compensation expense applicable to stock options was $792,000, $798,000, and $899,000, respectively, with related tax benefits of $209,000, $212,000, and $242,000, respectively.

At December 31, 2011, total unrecognized share-based compensation cost related to unvested stock options was $773,000.  This amount is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees.  Of these totals, 652,664 and 617,100 shares, respectively, are currently issued and outstanding. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by us.  Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.  Shares awarded vest ratably over five years.  The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

A summary of the status of unvested restricted stock awards at December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2010	248,612	$9.92
Shares granted	28,000	8.13
Shares vested	(121,406)	9.98
Balance at December 31, 2011	155,206	$9.54

We recorded total expense for restricted stock awards of $1.2 million, $1.2 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.  Tax provisions related to equity incentive plan expense were $93,000 and $18,000 for the years ended December 31, 2011 and 2010, respectively.  A tax benefit of $5,000 related to this expense was recognized for the year ended December 31, 2009.  Unrecognized compensation cost for stock awards was $1.2 million at December 31, 2011, with a remaining life of 1.8 years.

In 2010, 9,000 restricted stock awards were granted, having a fair value of $7.67 per share. In 2009, 22,000 restricted stock awards were granted, having a fair value of $9.34 per share. Total fair value of the stock awards vested was $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In January 2007, as part of the second-step stock conversion, we provided an additional loan to the ESOP Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering.  The 2002 and 2007 loans bear interest equal to 8.0% and provide for annual payments of interest and principal.

At December 31, 2011, the remaining principal balance is payable as follows:

Year Ending
December 31,	Amount

2012	$446,782
2013	446,782
2014	446,782
2015	446,782
2016	446,782
Thereafter	7,928,394
$10,162,304

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $694,000, $747,000, and $824,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Shares held by the ESOP include the following at December 31, 2011 and 2010:

	2011	2010
Allocated	568,174	504,462
Committed to be allocated	86,720	89,039
Unallocated	1,286,160	1,370,934
	1,941,054	1,964,435

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $9.5 million and $12.7 million at December 31, 2011 and 2010, respectively.  ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

9.                      RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide basic and supplemental pension benefits for eligible employees through the SBERA Pension Plan (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$16,191	$14,057	$12,698
Service cost	989	930	862
Interest	890	773	730
Actuarial loss	401	1,079	26
Benefits paid	(145)	(648)	(259)
Benefit obligation at end of year	18,326	16,191	14,057

Change in plan assets:
Fair value of plan assets at beginning of year	10,950	9,793	8,445
Actual (loss) return on plan assets	(28)	1,205	1,607
Employer contribution	600	600	-
Benefits paid	(145)	(648)	(259)
Fair value of plan assets at end of year	11,377	10,950	9,793

Funded status and accrued benefit at end of year	$6,949	$5,241	$4,264

Accumulated benefit obligation at end of year	$11,964	$9,842	$7,579

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2011	2010
Discount rate	4.50%	5.50%
Rate of compensation increase	4.00	5.00

Net pension cost includes the following components for the years ended December 31:

	2011	2010	2009
	(In thousands)

Service cost	$989	$930	$862
Interest cost	890	773	730
Expected return on assets	(876)	(783)	(676)
Actuarial loss	116	91	137
Transition asset amortization	(12)	(12)	(12)

Net periodic pension cost	$1,107	$999	$1,041

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	Years Ended December 31,
	2011	2010	2009

Discount rate	5.50%	5.50%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.00	5.00	5.00

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2011
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Collective funds	$3,691	$2,126	$-	$5,817
Equity securities	2,736	-	-	2,736
Mutual funds	1,618	-	-	1,618
Hedge funds	-	-	844	844
Short-term investments	-	362	-	362
	$8,045	$2,488	$844	$11,377

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Collective funds	$3,004	$2,043	$-	$5,047
Equity securities	3,038	-	-	3,038
Mutual funds	1,608	-	-	1,608
Hedge funds	-	-	786	786
Short-term investments	-	471	-	471
	$7,650	$2,514	$786	$10,950

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

The asset or liability fair value measurement level within fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Plan reports bonds and other obligations, short-term investments and equity securities at fair value based on published quotations.  Collective funds and hedge funds (the “Funds”) are valued in accordance with valuations provided by such Funds, which generally value marketable equity securities at the last reported sales price on the valuation date and other investments at fair value, as determined by each Fund’s manager.

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

The following is a reconciliation of Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$786	$756

Unrealized appreciation	58	30

Balance at end of year	$844	$786

The defined benefit plan offers a common and collective trust as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2011 was an equity-based investment deployment range from 40% to 64% of total portfolio assets.  The remainder of the portfolio is allocated to fixed income from 15% to 25% and other investments including global asset allocation and hedge funds from 20% to 36%.  The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings.

Trustees of the Plan select investment managers for the portfolio and a special investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2012	$1,096
2013	355
2014	821
2015	578
2016	1,504
In aggregate for 2017 – 2020	2,136
$6,490

We have not yet determined the amount of the contribution we expect to make to the pension plan for the year ended December 31, 2012.
Postretirement Benefits - We provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement.  As of December 31, 2011 and 2010, the accrued liability recorded in other liabilities on the consolidated balance sheets amounted to $310,000 and $393,000, respectively.  Total expense associated with this plan amounted to $25,000 for the year ended 2011 and $26,000 for each of the years ended December 31, 2010 and 2009.

Supplemental Retirement Benefits - We provide supplemental retirement benefits to certain key officers.  At December 31, 2011 and 2010, we had accrued $80,000 and $102,000, respectively, relating to these benefits.  Amounts charged to expense were $7,000, $12,000, and $127,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan.  We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan.  Our contributions to the plan were $205,000, $184,000 and $171,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

10.                      REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the Office of Comptroller of the Currency (the “OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to savings and loan holding companies.

To ensure capital adequacy, the OCC regulations establish quantitative measures which require us to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets and of tangible capital to tangible assets.  We believe, as of December 31, 2011 and 2010, that we met all capital adequacy requirements to which we are subject. Westfield Financial’s and the Bank’s capital ratios as of December 31, 2011 and 2010 are set forth in the following table.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$216,363	31.60%	$54,780	8.00%	N/A	-
Bank	207,899	30.47	54,590	8.00	$68,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	208,599	30.46	27,390	4.00	N/A	-
Bank	200,673	29.41	27,295	4.00	40,943	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	208,599	16.76	49,796	4.00	N/A	-
Bank	200,673	16.17	49,639	4.00	62,049	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	200,673	16.17	18,615	1.50	N/A	-

December 31, 2010

Total Capital (to Risk Weighted Assets):
Consolidated	$231,272	34.05%	$54,339	8.00%	N/A	-
Bank	221,643	32.69	54,238	8.00	$67,797	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	224,338	33.03	27,169	4.00	N/A	-
Bank	214,668	31.66	27,119	4.00	40,678	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	224,338	18.07	49,662	4.00	N/A	-
Bank	214,668	17.37	49,434	4.00	61,793	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	214,668	17.37	18,538	1.50	N/A	-
The following is a reconciliation of our GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2011	2010
	(In thousands)
Consolidated GAAP capital	$218,988	$221,245
Unrealized (gains) losses on certain available for sale
securities, net of tax	(10,321)	3,774
Unrealized losses on defined benefit pension plan	2,605	1,742
Disallowed deferred tax asset	(2,673)	(2,423)
Tier 1 capital	208,599	224,338

Allowance for loan losses	7,764	6,934

Total regulatory capital	$216,363	$231,272

On May 25, 2010, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 2,924,367 shares, or ten percent of our outstanding shares of common stock. There were 2,676,041 shares purchased under the second repurchase program as of December 31, 2011. On December 22, 2011, the Board of Directors authorized an additional stock repurchase program under which we may purchase up to 1,333,496 shares, or 5% of our outstanding common stock.  This new repurchase program will commence upon the completion of the previously announced program.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to us in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval.  In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  At December 31, 2011, the Bank had no retained earnings available for payment of dividends and $581,000 at December 31, 2010.  Accordingly, $54.6 million and $54.2 million of our equity in the net assets of the Bank was restricted at December 31, 2011 and 2010, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.  The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.

11.                      INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2011	2010	2009
		(In thousands)

Current tax provision:
Federal	$1,179	$302	$1,213
State	106	121	166
Total	1,285	423	1,379

Deferred tax provision (benefit):
Federal	21	(387)	(108)
State	-	(2)	(4)
Total	21	(389)	(112)

Total	$1,306	$34	$1,267

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2011	2010	2009

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.0	2.6	1.6
Tax exempt income	(9.3)	(17.0)	(7.1)
Bank-owned life insurance	(7.1)	(17.0)	(7.7)
Other, net	(0.4)	(1.5)	(2.0)

Effective tax rate	18.2%	1.1%	18.8%

Cash paid for income taxes for the years ended December 31, 2011, 2010, and 2009 was $16,000, $177,000, and $1.8 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Defined benefit plan	$1,341	$896
Allowance for loan losses	2,640	2,357
Employee benefit and share-based compensation plans	2,949	2,327
Net unrealized loss on securities available for sale	-	1,968
Other-than-temporary impairment write-down	495	581
Depreciation and amortization	128	43
Other	143	894
	7,696	9,066

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(5,403)	-
Deferred loan fees	(198)	(119)
Other	(232)	(136)
	(5,833)	(255)

Net deferred tax asset	$1,863	$8,811

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

We do not have any uncertain tax positions at December 31, 2011 or 2010 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2011, 2010 and 2009.

Our income tax returns are subject to review and examination by federal and state tax authorities.  We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011.  The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2008 are open.

12.       TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers.  Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2011	2010
	(In thousands)

Balance at beginning of year	$15,310	$17,626
Principal distributions	8,319	187
Repayments of principal	(7,337)	(2,503)
Change in related party status	3,226	-

Balance at end of year	$19,518	$15,310

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

We do not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$83,340	$80,378
Loan commitments	7,297	6,637
Existing construction loan agreements	1,349	217
Standby letters of credit	11,242	3,032

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

At December 31, 2011, outstanding commitments to extend credit totaled $103.2 million, with $8.5 million in fixed rate commitments with interest rates ranging from 3.50% to 12.00% and $94.7 million in variable rate commitments.  At December 31, 2010, outstanding commitments to extend credit totaled $90.3 million, with $5.6 million in fixed rate commitments with interest rates ranging from 4.25% to 12.00% and $84.7 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2046.  Certain of the leases provide for renewal periods for up to forty years at our discretion.  Rent expense under operating leases was $591,000, $523,000, and $481,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2011, are as follows:

Year Ending December 31,	Amount
(In thousands)

2012	$612
2013	610
2014	607
2015	579
2016	459
Thereafter	9,801
$12,668

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

14.                      CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts.  As of December 31, 2011 and 2010, our residential and commercial related real estate loans represented 76.8% and 72.8% of total loans, respectively.  Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted.  For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof, and private-label residential mortgage-backed securities.  At December 31, 2011, all fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

Federal Home Loan Bank and other stock - These investments are carried at cost which is their estimated redemption value.

Loans receivable - For adjustable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Short-term borrowings and long-term debt - The fair values of our debt instruments are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Commitments to extend credit - The stated value of commitments to extend credit approximates fair value as the current interest rates for similar commitments do not differ significantly.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,854	$-	$-	$5 ,854
Common and preferred stock	388	-	-	388
Government-sponsored enterprise obligations	-	24,752	-	24,752
State and municipal bonds	-	45,874	-	45,874
Government-sponsored residential mortgage-backed securities	-	386,227	-	386,227
U.S. government guaranteed residential mortgage-backed securities	-	152,875	-	152,875
Private-label residential mortgage-backed securities	-	1,567	-	1,567
Total assets	$6,242	$611,295	$-	$617,537

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,272	$-	$-	$5,272
Common and preferred stock	16	-	-	16
Government-sponsored enterprise obligations	-	17,864	-	17,864
State and municipal bonds	-	43,077	-	43,077
Government-sponsored residential mortgage-backed securities	-	380,984	-	380,984
U.S. government guaranteed residential mortgage-backed securities	-	187,676	-	187,676
Private-label residential mortgage-backed securities	-	7,578	-	7,578
Total assets	$5,288	$637,179	$-	$642,467

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the year ended December 31, 2011.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2011 and 2010.

	At			Year Ended
	December 31, 2011			December 31, 2011
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$1,181	$303
Other real estate owned			1,130	170
Total assets	$-	$-	$2,311	$473

	At			Year Ended
	December 31, 2010			December 31, 2010
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$1,661	$714
Other real estate owned	-	-	223	157
Total assets	$-	$-	$1,884	$871

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

We do not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments at December 31 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$21,105	$21,105	$11,611	$11,611
Securities available for sale	617,537	617,537	642,467	642,467
Federal Home Loan Bank of Boston
and other restricted stock	12,438	12,438	12,282	12,282
Loans - net	546,392	552,422	502,392	505,791
Accrued interest receivable	4,022	4,022	4,279	4,279

Liabilities:
Deposits	732,958	731,294	700,335	697,815
Short-term borrowings	52,985	52,982	62,937	62,936
Long-term debt	247,320	258,470	238,151	243,800
Accrued interest payable	656	656	720	720

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

We operate only in the U.S. domestic market, primarily in western Massachusetts.  For the years ended December 31, 2011, 2010 and 2009, there is no customer that accounted for more than 10% of our revenue.

17.       LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our consolidated financial statements.

18.       CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2011	2010
	(In thousands)
ASSETS:
Due from banks	$766	$1,236
Federal funds sold	25	3
Securities available for sale	2,308	4,544
Investment in subsidiaries	210,989	210,886
Other assets	5,310	4,633
TOTAL ASSETS	$219,398	$221,302

LIABILITIES AND EQUITY:
Liabilities	$410	$57
Equity	218,988	221,245
TOTAL LIABILITIES AND EQUITY	$219,398	$221,302

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
INCOME:
Dividends from subsidiaries	$21,661	$19,500	$9,157
Interest income from securities	98	247	1,499
Interest income from federal funds sold	-	-	4
Gain (loss) on sale of securities, net	134	(22)	(2,079)
Other income	1	2	6
Total income	21,894	19,727	8,587

OPERATING EXPENSE:
Salaries and employee benefits	2,670	2,710	3,100
Other	762	426	470
Total operating expense	3,432	3,136	3,570

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	18,462	16,591	5,017

DIVIDENDS IN EXCESS OF EARNINGS OF SUBSIDIARIES	(13,237)	(13,600)	(846)

NET INCOME BEFORE TAXES	5,225	2,991	4,171

INCOME TAX BENEFIT	(649)	(15)	(1,288)

NET INCOME	$5,874	$3,006	$5,459

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
OPERATING ACTIVITIES:
Net income	$5,874	$3,006	$5,459
Dividends in excess of earnings of subsidiaries	13,237	13,600	846
Net amortization of premiums and discounts on securities	1	14	39
Net realized securities (gains) losses	(134)	22	2,079
Change in other liabilities	353	21	(92)
Change in other assets	(417)	367	(789)
Other, net	2,439	2,110	2,531

Net cash provided by operating activities	21,353	19,140	10,073

INVESTING ACTIVITIES:
Purchase of securities	(354)	-	(5,276)
Proceeds from principal collections	1	1,160	10,509
Sale of securities	2,558	4,264	4,394

Net cash provided by investing activities	2,205	5,424	9,627

FINANCING ACTIVITIES:
Cash dividends paid	(14,305)	(14,295)	(14,595)
Common stock repurchased	(10,071)	(16,127)	(13,690)
Excess tax (shortfall) benefit from share-based compensation	(4)	383	155
Issuance of common stock to ESOP	15	-	-
Issuance of common stock in connection with stock
option exercises	359	1,477	449

Net cash used in financing activities	(24,006)	(28,562)	(27,681)

NET DECREASE IN CASH AND
CASH EQUIVALENTS:	(448)	(3,998)	(7,981)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,239	5,237	13,218

End of year	$791	$1,239	$5,237

19.	OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2011, 2010 and 2009.

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated.  The year to date totals may differ slightly due to rounding.

2011
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)
Interest and dividend income	$11,457	$11,449	$11,174	$10,926
Interest expense	3,810	3,720	3,555	3,382

Net interest and dividend income	7,647	7,729	7,619	7,544

Provision for loan losses	339	175	15	677
Other noninterest income	806	909	899	904

Total other-than-temporary impairment losses in securities	(345)	(433)	(536)	-
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	313	425	474	-
Net impairment losses recognized in income	(32)	(8)	(62)	-

Loss on sale of OREO	-	-	(25)	-
Gain on sales of securities, net	31	46	131	206
Noninterest expense	6,540	6,433	6,639	6,346

Income before income taxes	1,574	2,068	1,908	1,631
Income tax provision	288	503	414	102
Net income	$1,286	$1,565	$1,494	$1,529

Basic earnings per share	$0.05	$0.06	$0.06	$0.06
Diluted earnings per share	$0.05	$0.06	$0.06	$0.06

2010
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)
Interest and dividend income	$11,955	$11,595	$11,550	$11,047
Interest expense	4,264	4,171	4,201	4,129

Net interest and dividend income	7,691	7,424	7,349	6,918

Provision for loan losses	500	4,120	3,928	375
Other noninterest income	867	878	836	883

Total other-than-temporary impairment losses in securities	(1,071)	-	-	(490)
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	971	-	-	443
Net impairment losses recognized in income	(100)	-	-	(47)

Loss on sale of OREO	7	(6)	-	-
Gain on sales of securities, net	186	1,132	2,609	145
Noninterest expense	6,395	5,941	6,184	6,289

Income (loss) before income taxes	1,756	(633)	682	1,235
Income taxes	402	(247)	(17)	(104)
Net income (loss)	$1,354	$(386)	$699	$1,339

Basic earnings per share	$0.05	$(0.01)	$0.03	$0.05
Diluted earnings per share	$0.05	$(0.01)	$0.03	$0.05

EXHIBIT INDEX

2.1
Amended and Restated Plan of Conversion and Stock Issuance of Westfield Mutual Holding Company, Westfield Financial, Inc. and Westfield Bank (incorporated by reference to Exhibit 2.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

3.1	Articles of Organization of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).
3.2	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).
4.1
Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011).
10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005).
10.3*
The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement No. 333-73132 on Form S-8 filed with the Securities and Exchange Commission on April 28, 2006).

10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the Securities and Exchange Commission on July 13, 2006).
10.5*
Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.6*
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

10.8*
Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.9
Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).
10.11*
Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.13*
Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).
10.15*
Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2009).

10.16*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on May 24, 2002).
10.17*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the Securities and Exchange Commission on April 25, 2003).
10.18*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the Securities and Exchange Commission on May 24, 2002).
10.19*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on April 25, 2003).
10.20*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the Securities and Exchange Commission on June 18, 2007).
10.21*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on April 14, 2008).
10.22*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the Securities and Exchange Commission on June 18, 2007).
10.23*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the Securities and Exchange Commission on April 14, 2008).
21.1†	Subsidiaries of Westfield Financial
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Financial statements from the annual report on Form 10-K of Westfield Financial, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
________________________________

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.