Form 10-Q
period 2012-03-31
WESTFIELD FINANCIAL INC
filed 2012-05-08
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 1, 2012 the registrant had 26,602,101 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$11,585	$10,953
Federal funds sold	165	131
Interest-bearing deposits and other short-term investments	5,454	10,021
Cash and cash equivalents	17,204	21,105

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	645,913	617,537

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,243	12,438

LOANS - Net of allowance for loan losses of $7,803 at March 31, 2012 and $7,764 at December 31, 2011	550,570	546,392

PREMISES AND EQUIPMENT, NET	11,082	10,997

ACCRUED INTEREST RECEIVABLE	4,146	4,022

BANK-OWNED LIFE INSURANCE	44,153	44,040

DEFERRED TAX ASSET, NET	2,954	1,863

OTHER REAL ESTATE OWNED	1,130	1,130

OTHER ASSETS	4,218	3,740
TOTAL ASSETS	$1,293,613	$1,263,264

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$103,417	$100,157
Interest-bearing	645,213	632,801
Total deposits	748,630	732,958

SHORT-TERM BORROWINGS	70,237	52,985

LONG-TERM DEBT	248,275	247,320
SECURITIES PENDING SETTLEMENT	-	363
OTHER LIABILITIES	10,960	10,650
TOTAL LIABILITIES	1,078,102	1,044,276

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2012 and
December 31, 2011	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 26,602,101 shares issued and
outstanding at March 31, 2012; 26,918,250 shares issued and outstanding at December 31, 2011	266	269
Additional paid-in capital	171,532	173,615
Unearned compensation - ESOP	(8,978)	(9,119)
Unearned compensation - Equity Incentive Plan	(940)	(1,228)
Retained earnings	47,867	47,735
Accumulated other comprehensive income	5,764	7,716
Total shareholders' equity	215,511	218,988
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,293,613	$1,263,264
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$3,844	$4,811
Residential and commercial real estate loans	5,039	4,674
Commercial and industrial loans	1,302	1,443
Debt securities, tax-exempt	423	419
Consumer loans	40	49
Equity securities	45	47
Other investments - at cost	22	14
Total interest and dividend income	10,715	11,457
INTEREST EXPENSE:
Deposits	1,637	2,106
Long-term debt	1,631	1,645
Short-term borrowings	30	59
Total interest expense	3,298	3,810
Net interest and dividend income	7,417	7,647
PROVISION FOR LOAN LOSSES	220	339
Net interest and dividend income after provision for loan losses	7,197	7,308

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	-	(345)
Portion of other-than-temporary impairment losses recognized in accumulated other
comprehensive loss on debt securities	-	313
Net other-than-temporary impairment losses recognized in income	-	(32)
Service charges and fees	509	441
Income from bank-owned life insurance	459	366
Gain on sales of securities, net	1,585	31
Total noninterest income	2,553	806
NONINTEREST EXPENSE:
Salaries and employees benefits	4,277	3,953
Occupancy	705	678
Computer operations	527	486
Professional fees	437	439
OREO expense	17	8
FDIC insurance assessment	143	208
Other	738	768
Total noninterest expense	6,844	6,540
INCOME BEFORE INCOME TAXES	2,906	1,574
INCOME TAX PROVISION	567	288
NET INCOME	$2,339	$1,286

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.09	$0.05
Weighted average shares outstanding	25,449,759	26,746,102
Diluted earnings per share	$0.09	$0.05
Weighted average diluted shares outstanding	25,502,311	26,875,244
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$2,339	$1,286

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding losses on available for sale securities	$(1,443)	$(1,649)
Reclassification adjustment for gains realized in income	(1,585)	(31)
Other-than-temporary impairment losses on available-for-sale securities	-	32
Net unrealized losses	(3,028)	(1,648)
Tax effect	1,051	570
Net-of-tax amount	(1,977)	(1,078)

Defined benefit plans:
Reclassification adjustments for items reflected in earnings:
Actuarial loss	39	29
Transition asset	(2)	(3)
Net adjustments pertaining to defined benefit plans	37	26
Tax effect	(12)	(9)
Net-of-tax amount	25	17

Other comprehensive loss	(1,952)	(1,061)

Comprehensive income	$387	$225

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value

BALANCE, DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Net income	-	-	-	-	-	1,286	-	1,286
Other comprehensive loss	-	-	-	-	-	-	(1,061)	(1,061)
Common stock held by ESOP committed to be released (86,586 shares)	-	-	46	145	-	-	-	191
Share-based compensation - stock options	-	-	200	-	-	-	-	200
Share-based compensation - equity incentive plan	-	-	-	-	291	-	-	291
Excess tax benefits from equity incentive plan	-	-	5	-	-	-	-	5
Common stock repurchased	(155,555)	(2)	(1,361)	-	-	-	-	(1,363)
Issuance of common stock in connection with stock option exercises	34,646	-	294	-	-	(141)	-	153
Excess tax benefits in connection with stock option exercises	-	-	18	-	-	-	-	18
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,609)	-	(1,609)
BALANCE, MARCH 31, 2011	28,045,510	$280	$181,044	$(9,556)	$(1,867)	$56,032	$(6,577)	$219,356

BALANCE, DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Net income	-	-	-	-	-	2,339	-	2,339
Other comprehensive loss	-	-	-	-	-	-	(1,952)	(1,952)
Common stock held by ESOP committed to be released (84,261 shares)	-	-	25	141	-	-	-	166
Share-based compensation - stock options	-	-	196	-	-	-	-	196
Share-based compensation - equity incentive plan	-	-	-	-	288	-	-	288
Excess tax benefits from equity incentive plan	-	-	3	-	-	-	-	3
Common stock repurchased	(493,226)	(5)	(3,956)	-	-	-	-	(3,961)
Issuance of common stock in connection with stock option exercises	177,077	2	1,454	-	-	(678)	-	778
Excess tax benefits in connection with stock option exercises	-	-	195	-	-	-	-	195
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,529)	-	(1,529)
BALANCE, MARCH 31, 2012	26,602,101	$266	$171,532	$(8,978)	$(940)	$47,867	$5,764	$215,511

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$2,339	$1,286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	339
Depreciation and amortization of premises and equipment	266	307
Net amortization of premiums and discounts on securities and mortgage loans	952	904
Net amortization of premiums on modified debt	53	-
Share-based compensation expense	484	491
Amortization of ESOP expense	166	191
Excess tax benefits from equity incentive plan	(3)	(5)
Excess tax benefits in connection with stock option exercises	(195)	(18)
Net gains on sales of securities	(1,585)	(31)
Other than temporary impairment losses on securities	-	32
Deferred income tax benefit	(52)	(53)
Income from bank-owned life insurance	(459)	(366)
Changes in assets and liabilities:
Accrued interest receivable	(124)	22
Other assets	(132)	368
Other liabilities	544	(378)
Net cash provided by operating activities	2,474	3,089
INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(152,055)	(65,842)
Proceeds from sales	100,285	50,893
Proceeds from calls, maturities, and principal collections	21,015	23,671
Purchase of residential mortgages	(14,696)	(23,888)
Loan originations and principal payments, net	10,272	7,580
Purchase of Federal Home Loan Bank of Boston stock	-	(72)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	195	-
Purchases of premises and equipment	(351)	(72)
Purchase of bank-owned life insurance	-	(2,000)
Net cash used in investing activities	(35,335)	(9,730)
FINANCING ACTIVITIES:
Net increase in deposits	15,672	7,200
Net change in short-term borrowings	17,252	(7,799)
Repayment of long-term debt	(46,731)	(2,000)
Proceeds from long-term debt	47,633	14,032
Cash dividends paid	(1,529)	(1,609)
Common stock repurchased	(4,313)	(1,363)
Issuance of common stock in connection with stock option exercises	778	153
Excess tax benefits in connection with equity incentive plan	3	5
Excess tax benefits in connection with stock option exercises	195	18
Net cash provided by financing activities	28,960	8,637

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(3,901)	1,996
Beginning of year	21,105	11,611
End of year	$17,204	$13,607

Supplemental cashflow information:
Interest paid	$3,217	$3,820
Taxes paid	70	51
Settlement of common stock repurchased	352	-

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

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank operates 11 branches in western Massachusetts and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2012, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

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

Earnings per common share for the three months ended March 31, 2012 and 2011 have been computed based on the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)

Net income applicable to common stock	$2,339	$1,286

Average number of common shares outstanding	26,743	28,152
Less: Average unallocated ESOP Shares	(1,286)	(1,371)
Average ungranted equity incentive plan shares	(7)	(35)

Average number of common shares outstanding used
to calculate basic earnings per common share	25,450	26,746

Effect of dilutive stock options	52	129

Average number of common shares outstanding used
to calculate diluted earnings per common share	25,502	26,875

Basic earnings per share	$0.09	$0.05

Diluted earnings per share	$0.09	$0.05

Stock options that would have an antidilutive effect on diluted earnings per share are excluded from the calculation.  There were 1,654,024 and 1,576,024 shares that were antidilutive for the three months ended March 31, 2012 and 2011, respectively.

3.    COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available for sale	$12,696	$16,225
Tax effect	(4,352)	(5,573)
Net-of-tax amount	8,344	10,652

Noncredit portion of other-than-temporary impairment losses on
available-for-sale securities	$-	$(501)
Tax effect	-	170
Net-of-tax amount	-	(331)

Unrecognized transition asset pertaining to defined benefit plans	30	32
Unrecognized deferred loss pertaining to defined benefit plans	(3,939)	(3,978)
Net adjustments pertaining to defined benefit plans	(3,909)	(3,946)
Tax effect	1,329	1,341
Net-of-tax amount	(2,580)	(2,605)

	$5,764	$7,716

The following table presents changes in accumulated other comprehensive income for the quarter ended March 31, 2012 by component:

	Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
	(In thousands)

Balance at December 31, 2011	$10,321	$(2,605)	$7,716
Current-period other comprehensive income	(1,977)	25	(1,952)
Balance at March 31, 2012	$8,344	$(2,580)	$5,764

4.    SECURITIES

Securities available for sale are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored residential
mortgage-backed securities	$402,421	$6,933	$(1,015)	$408,339
U.S. government guaranteed residential mortgage-backed securities	134,628	3,649	-	138,277
Corporate bonds	13,224	-	(22)	13,202
State and municipal bonds	43,375	2,377	-	45,752
Government-sponsored enterprise
obligations	32,930	888	(145)	33,673
Mutual funds	5,857	93	(60)	5,890
Common and preferred stock	782	18	(20)	780

Total	$633,217	$13,958	$(1,262)	$645,913

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government sponsored residential mortgage-backed securities	$377,447	$8,802	$(22)	$386,227
U.S. government guaranteed residential mortgage-backed securities	148,938	3,937	-	152,875
Private-label residential mortgage-backed securities	2,068	-	(501)	1,567
State and municipal bonds	43,393	2,481	-	45,874
Government-sponsored enterprise obligations	23,761	991	-	24,752
Mutual funds	5,813	99	(58)	5,854
Common and preferred stock	393	6	(11)	388

Total	$601,813	$16,316	$(592)	$617,537

U.S. government guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank (“FHLB”) of Boston are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale at March 31, 2012, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$18,147	$18,878
Due after ten years	518,902	527,738

Total	$537,049	$546,616

	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$575	$578
Due after one year through five years	27,885	29,041
Due after five years through ten years	39,012	40,478
Due after ten years	22,057	22,530

Total	$89,529	$92,627

Gross realized gains and losses on sales of securities for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Gross gains realized	$2,141	$562
Gross losses realized	(556)	(531)
Net gain realized	$1,585	$31

Proceeds from the sale of securities available for sale amounted to $100.3 million and $50.9 million for the three months ended March 31, 2012 and 2011, respectively.

The tax provision applicable to net realized gains and losses was $550,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored residential mortgage-
backed securities	$(1,015)	$108,392	$-	$-
Corporate bonds	(22)	13,202	-	-
Government-sponsored enterprise obligations	(145)	13,994	-	-
Mutual funds	-	-	(60)	1,642
Common and preferred stock	-	-	(20)	19

Total	$(1,182)	$135,588	$(80)	$1,661

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored residential mortgage-
backed securities	$(22)	$14,652	$-	$-
Private-label residential mortgage-backed
securities	-	-	(501)	1,567
Mutual funds	-	-	(58)	1,626
Common and preferred stock	-	-	(11)	28

Total	$(22)	$14,652	$(570)	$3,221

At March 31, 2012, four government-sponsored mortgage-backed securities had gross unrealized losses with aggregate depreciation of 0.4% from our amortized cost basis existing for less than 12 months.  At March 31, 2012, one government-sponsored enterprise obligation had gross unrealized loss with aggregate depreciation of 0.2% from our amortized cost basis existing for less than 12 months.  At March 31, 2012, one municipal bond had gross unrealized loss of 0.7% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At March 31, 2012, one mutual fund had a gross unrealized loss with depreciation of 3.5% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$442	$425

Reductions for securities sold during the period	(442)	-
Additional credit losses for which other-than-temporary
impairment charge was previously recognized	-	32

Ending balance	$-	$457

5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2012	2011
	(In thousands)

Commercial real estate	$233,921	$232,491
Residential real estate	164,859	155,994
Home equity	36,350	36,464
Commercial and industrial	119,979	125,739
Consumer	2,264	2,451
Total Loans	557,373	553,139
Unearned premiums and deferred loan fees and costs, net	1,000	1,017
Allowance for loan losses	(7,803)	(7,764)
	$550,570	$546,392

During the three months ended March 31, 2012 and 2011, we purchased residential real estate loans aggregating $14.7 million and $23.9 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At March 31, 2012 and December 31, 2011, we serviced loans for participants aggregating $5.8 million and $5.7 million, respectively.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the periods presented for disclosure.

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

Consumer loans – Loans in this segment are secured or unsecured and repayment is dependent on the credit quality of the individual borrower.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2012 and 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2011	$1,531	$3,504	$2,712	$17	$7,764
Provision	104	20	95	1	220
Charge-offs	-	(195)	-	(4)	(199)
Recoveries	1	14	1	2	18
Balance at March 31, 2012	$1,636	$3,343	$2,808	$16	$7,803

Balance at December 31, 2010	$877	$3,182	$2,849	$26	$6,934
Provision	127	(9)	234	(13)	339
Charge-offs	-	-	(355)	(4)	(359)
Recoveries	1	4	69	11	85
Balance at March 31, 2011	$1,005	$3,177	$2,797	$20	$6,999

Further information pertaining to the allowance for loan losses by segment at March 31, 2012 and December 31, 2011 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2012
Allowance for loan and lease losses:
Individually evaluated for loss potential	$110	$187	$71	$-	$368
Collectively evaluated for loss potential	1,526	3,156	2,737	16	7,435
Total	$1,636	$3,343	$2,808	$16	$7,803

Loans and leases outstanding:
Individually evaluated for loss potential	$421	$15,521	$1,181	$-	$17,123
Collectively evaluated for loss potential	200,788	218,400	118,798	2,264	540,250
Total	$201,209	$233,921	$119,979	$2,264	$557,373

December 31, 2011
Allowance for loan and lease losses:
Individually evaluated for loss potential	$109	$449	$39	$-	$597
Collectively evaluated for loss potential	1,422	3,055	2,673	17	7,167
Total	$1,531	$3,504	$2,712	$17	$7,764

Loans and leases outstanding:
Individually evaluated for loss potential	$422	$15,739	$1,145	$-	$17,306
Collectively evaluated for loss potential	192,036	216,752	124,594	2,451	535,833
Total	$192,458	$232,491	$125,739	$2,451	$553,139

The following is a summary of past due and non-accrual loans by class at March 31, 2012 and December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual
	(In thousands)
March 31, 2012
Residential real estate:
Residential 1-4 family	$589	$171	$189	$949	$-	$660
Home equity	286	-	155	441	-	226
Commercial real estate	2,925	-	1,062	3,987	-	1,660
Commercial and industrial	69	2	187	258	-	189
Consumer	3	-	22	25	-	24
Total	$3,872	$173	$1,615	$5,660	$-	$2,759

December 31, 2011
Residential real estate:
Residential 1-4 family	$562	$-	$184	$746	$-	$670
Home equity	128	-	204	332	-	230
Commercial real estate	840	-	740	1,580	-	1,879
Commercial and industrial	111	183	-	294	-	154
Consumer	22	2	-	24	-	-
Total	$1,663	$185	$1,128	$2,976	$-	$2,933

The following is a summary of impaired loans by class at March 31, 2012 and December 31, 2011:

				Three Months Ended
	At March 31, 2012			March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$120	$126	$-	$120	$-
Commercial real estate	1,521	1,674	-	1,532	-
Total	1,641	1,800	-	1,652	-

Impaired loans with a valuation allowance:
Residential real estate	186	186	70	187	-
Home equity	115	115	40	115	-
Commercial real estate	14,000	14,000	187	14,097	149
Commercial and industrial	1,181	1,187	71	1,163	11
Total	15,482	15,488	368	15,562	160

Total impaired loans	$17,123	$17,288	$368	$17,214	$160

				Three Months Ended
	At December 31, 2011			March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$120	$126	$-	$124	$-
Commercial real estate	1,545	1,679	-	795	-
Commercial and industrial	-	-	-	1,765	-
Total	1,665	1,805	-	2,684	-

Impaired loans with a valuation allowance:
Residential real estate	187	187	70	-	-
Home equity	115	115	39	-	-
Commercial real estate	14,194	14,225	449	6,900	195
Commercial and industrial	1,145	1,150	39	622	15
Total	15,641	15,677	597	7,522	210

Total impaired loans	$17,306	$17,482	$597	$10,206	$210

No interest income was recognized for impaired loans on a cash-basis method during the three months ended March 31, 2012 or 2011.

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

No loans were modified as a TDR during the three months ended March 31, 2012.   Performing loans modified as troubled debt restructurings during the year ended December 31, 2011, segregated by class, are shown in the table below.  The modifications reduced the interest rate and extended the interest-only period.  Both loans were performing assets at the date of modification and remained on accrual status.  Nonperforming TDRs are shown as nonperforming assets.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial real estate	1	$14,000	$14,000
Commercial and industrial	1	1,000	1,000
Total	2	$15,000	$15,000

Default occurs when a loan is 30 days or more past due and is within twelve months of restructuring.  No TDRs defaulted during the three months ended March 31, 2012.   As of March 31, 2012, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as TDR’s.  There were no charge-offs on TDRs during the three months ended March 31, 2012.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $8.9 and $10.1 million at March 31, 2012 and December 31, 2011, respectively.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at March 31, 2012 and December 31, 2011:

	Residential 1-4 Family	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2012
Loans rated 1 – 3	$164,199	$36,124	$182,236	$78,286	$2,240	$463,085
Loans rated 4	-	-	22,934	15,542	-	38,476
Loans rated 5	-	-	5,715	7,359	-	13,074
Loans rated 6	660	226	23,036	18,792	24	42,738
Loans rated 7	-	-	-	-	-	-
	$164,859	$36,350	$233,921	$119,979	$2,264	$557,373

December 31, 2011
Loans rated 1 – 3	$155,324	$36,234	$182,453	$87,287	$2,451	$463,749
Loans rated 4	-	-	22,855	16,129	-	38,984
Loans rated 5	-	-	7,104	7,678	-	14,782
Loans rated 6	670	230	19,885	14,645	-	35,430
Loans rated 7	-	-	194	-	-	194
	$155,994	$36,464	$232,491	$125,739	$2,451	$553,139

6.    SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,631,682 stock options, respectively, to our directors, officers, and employees.

Stock award allocations are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  No stock awards were granted during the three months ended March 31, 2012 or 2011.  At March 31, 2012, 6,941 stock awards were available for future grants.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

No stock options were granted during the three months ended March 31, 2012 or 2011.  All stock awards and stock options currently vest at 20% per year.  At March 31, 2012, 56,232 stock options were available for future grants.

Our stock award and stock option plans activity for the three months ended March 31, 2012 and 2011 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	155,206	$9.54	1,907,744	$9.32
Stock options exercised	-	-	(177,077)	4.39
Outstanding at March 31, 2012	155,206	$9.54	1,730,667	$9.82

Outstanding at December 31, 2010	248,612	$9.92	1,911,485	$9.08
Stock options exercised	-	-	(34,646)	4.39
Outstanding at March 31, 2011	248,612	$9.92	1,876,839	$9.17

We recorded compensation costs relating to stock options of $196,000 and $200,000 with related tax benefits of $52,000 and $53,000 for the three months ended March 31, 2012 and 2011, respectively.

We recorded compensation costs relating to stock awards of $288,000 and $291,000 for the three months ended March 31, 2012 and 2011, respectively.

7.    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $47.0 million and $36.0 million at March 31, 2012 and December 31, 2011, respectively.  Customer repurchase agreements were $23.2 million at March 31, 2012, and $17.0 million at December 31, 2011.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.

All of our customer repurchase agreements at March 31, 2012 and December 31, 2011 were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At March 31, 2012, we had $161.6 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $160.0 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2011.  Customer repurchase agreements were $5.4 million at March 31, 2012 and at December 31, 2011.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

During the first quarter of 2012, advances totaling $40.2 million with an average rate of 2.16% were modified.  A prepayment penalty of $1.7 million was paid upon modification and is being amortized to interest expense on a level yield method over the remaining maturity of the modified advances.

All FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

8.    PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Service cost	$256	$247
Interest cost	200	223
Expected return on assets	(214)	(219)
Transition obligation	(2)	(3)
Actuarial loss	39	29
Net periodic pension cost	$279	$277

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2012.  No contributions have been made to the plan for the three months ended March 31, 2012.

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

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,890	$-	$-	$5,890
Common and preferred stock	780	-	-	780
U.S. government and federal agency debt securities	-	33,673	-	33,673
Corporate bonds	-	13,202	-	13,202
State and municipal bonds	-	45,752	-	45,752
Government sponsored mortgage-backed
securities	-	408,339	-	408,339
U.S. government guaranteed mortgage-backed securities	-	138,277	-	138,277
Total assets	$6,670	$639,243	$-	$645,913

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Mutual funds	$5,854	$-	$-	$5,854
Common and preferred stock	388	-	-	388
U.S. government and federal agency debt securities	-	24,752	-	24,752
Private label residential mortgage-backed securities	-	1,567	-	1,567
State and municipal bonds	-	45,874	-	45,874
Government sponsored mortgage-backed
securities	-	386,227	-	386,227
U.S. government guaranteed mortgage-backed securities	-	152,875	-	152,875
Total assets	$6,242	$611,295	$-	$617,537

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2012 and 2011.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2012 and 2011.

	At			Three Months Ended
	March 31, 2012			March 31, 2012
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,172	$157
Total Assets	$-	$-	$1,172	$157

	At			Three Months Ended
	March 31, 2011			March 31, 2011
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,036	$(219)
Other real estate owned	-	-	223	-
Total Assets	$-	$-	$1,259	$(219)

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the three months ended March 31, 2012, there were no fair value adjustments on other real estate owned.

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2012 and 2011.

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

	March 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$17,204	$17,204	$-	$-	$17,204
Securities available for sale	645,913	6,670	639,243	-	645,913
Federal Home Loan Bank of
Boston and other restricted stock	12,243	-	-	12,243	12,243
Loans - net	550,570	-	-	554,301	554,301
Accrued interest receivable	4,146	-	-	4,146	4,146

Liabilities:
Deposits	748,630	-	-	750,603	750,603
Short-term borrowings	70,237	-	70,235	-	70,235
Long-term debt	248,275	-	260,781	-	260,781
Accrued interest payable	656	-	-	656	656

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$21,105	$21,105
Securities available for sale	617,537	617,537

Federal Home Loan Bank of Boston and
other restricted stock	12,438	12,438
Loans - net	546,392	552,422
Accrued interest receivable	4,022	4,022

Liabilities:
Deposits	732,958	731,294
Short-term borrowings	52,985	52,982
Long-term debt	247,320	258,470
Accrued interest payable	656	656

10.  RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 did not have a significant impact on our financial statements.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We strive to remain a leader in meeting the financial service needs of our local community and to provide quality service to the individuals and businesses in the market areas that we have served since 1853.  Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products.  We meet the needs of our local community through a community-based and service-oriented approach to banking.

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

You should read the following financial results for the three months ended March 31, 2012 in the context of this strategy.

•
Net income was $2.3 million, or $0.09 per diluted share, for the quarter ended March 31, 2012, compared to $1.3 million, or $0.05 per diluted share, for the same period in 2011.   The increase in earnings for the quarter ended March 31, 2012 was the result of a $1.6 million increase in the net gains on the sales of securities, compared to the same period in 2011.   With mortgage rates declining to new lows, we experienced a high level of prepayment activity in its mortgage-backed securities, which negatively affected the yield of the portfolio.   In an effort to improve portfolio performance, management sold certain mortgage-backed securities that were prepaying rapidly and expected to continue to prepay.  Rather than receive principal payments back at par value, management sold the securities at a net gain, which created greater economic value for us.

•
The provision for loan losses was $220,000 for the three months ended March 31, 2012, compared to $339,000 for the same period in 2011.  The decrease in provision for loan losses was due to a decrease in loan charge-offs and positive trends in the national and local economy.

•
Net interest income decreased $230,000 to $7.4 million for the three months ended March 31, 2012, compared to $7.6 million for the same period in 2011.  The net interest margin, on a tax-equivalent basis, was 2.55% for the three months ended March 31, 2012, compared to 2.72% for the same period in 2011.  The decrease in the net interest margin was due to the yield on interest-earning assets decreasing 36 basis points as a result of the low interest rate environment.  This was primarily due to rapid prepayments in the mortgage-backed securities portfolio.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2011 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

Total assets were $1.3 billion at March 31, 2012, showing an increase of $30.3 million compared to December 31, 2011.  Securities increased $28.2 million to $658.2 million at March 31, 2012 from $630.0 million at December 31, 2011.  Securities were funded by growth in deposits and short-term borrowings.

Total loans increased by $4.2 million to $558.4 million at March 31, 2012 from $554.2 million at December 31, 2011.  Residential loans increased $8.7 million to $201.2 million at March 31, 2012 from $192.5 million at December 31, 2011.  Through the Company’s long standing relationship with a third-party mortgage company, it originated and purchased a total of $14.7 million in residential loans within and contiguous to its market area.

Commercial real estate loans increased $1.4 million to $233.9 million at March 31, 2012 from $232.5 at December 31, 2011.  Owner occupied commercial real estate loans increased $1.1 million to $110.8 million at March 31, 2012 from $109.7 million at December 31, 2011, while non-owner occupied commercial real estate loans increased $378,000 to $123.2 million at March 31, 2012 from $122.8 million at December 31, 2011. This was partially offset by a decrease in commercial and industrial loans of $5.7 million to $120.0 million at March 31, 2012.  A significant component of the decrease was because three commercial loan customers decreased their line of credit utilization by a total of $3.7 million during the first quarter of 2012.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans decreased $174,000 to $2.8 million at March 31, 2012 compared to $2.9 million at December 31, 2011.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $43,000 and $188,000 for the three months ended March 31, 2012 and 2011, respectively.  At both March 31, 2012 and December 31, 2011, we had $1.1 million in foreclosed real estate.  At March 31, 2012 and December 31, 2011, our nonperforming loans to total loans were 0.49% and 0.53%, respectively, while our nonperforming assets to total assets were 0.30% and 0.32%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying consolidated financial statements.

Total deposits increased $15.6 million to $748.6 million at March 31, 2012 from $733.0 million at December 31, 2011.  The increase in deposits was due to a $17.6 increase in money market accounts, which were $164.5 million and $146.9 million at March 31, 2012 and December 31, 2011, respectively.  This was the result of a relationship-based money market product established in second half of 2011 which continues to grow.  Checking accounts decreased $1.5 million to $170.1 million at March 31, 2012 from $171.6 million at December 31, 2011.  We modified the interest rate structure on consumer checking accounts which resulted in some funds from consumer checking have shifted to the relationship-based money market account.   Time deposit accounts increased $255,000 to $316.0 million at March 31, 2012, from $315.8 million at December 31, 2011.

Short-term borrowings increased $17.3 million to $70.3 million at March 31, 2012 from $53.0 million at December 31, 2011.  Short-term borrowings increased to take advantage of low cost funding in this interest rate environment.

Long-term debt increased $955,000 to $248.3 million from $247.3 million at December 31, 2011.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity was $215.5 million and $219.0 million, which represented 16.7% and 17.3% of total assets at March 31, 2012 and December 31, 2011, respectively.  The decrease in shareholders’ equity reflects the repurchase of 493,226 shares of our common stock at a cost of $4.0 million, pursuant to our stock repurchase program, the payment of regular dividends amounting to $1.5 million, and an increase in other comprehensive loss of $2.0 million primarily due to the change in market value of securities.  This was partially offset by net income of $2.3 million for the quarter ended March 31, 2012, an increase of $1.6 million related to the recognition of share-based compensation and the exercise of 177,077 stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

General

Net income was $2.3 million, or $0.09 per diluted share, for the quarter ended March 31, 2012, compared to $1.3 million, or $0.05 per diluted share, for the same period in 2011.   The increase in earnings for the quarter ended March 31, 2012 was the result of a $1.6 million increase in the net gains on the sales of securities, compared to the same period in 2011.   Net interest income decreased $230,000 to $7.4 million for the three months ended March 31, 2012, compared to $7.6 million for the same period in 2011.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2012 and 2011, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilities comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2012			2011
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$555,460	$6,420	4.62%	$518,397	$6,206	4.79%
Securities(2)	622,854	4,497	2.89	632,678	5,453	3.45
Other investments - at cost	14,298	22	0.62	13,948	14	0.40
Short-term investments(3)	14,040	-	0.00	6,007	1	0.07
Total interest-earning assets	1,206,652	10,939	3.63	1,171,030	11,674	3.99
Total noninterest-earning assets	64,916			72,029

Total assets	$1,271,568			$1,243,059

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$68,230	102	0.60	$85,767	227	1.06
Savings accounts	97,957	65	0.27	105,345	157	0.60
Money market accounts	157,086	228	0.58	77,815	118	0.61
Time certificates of deposit	315,493	1,242	1.57	348,198	1,604	1.84
Total interest-bearing deposits	638,766	1,637		617,125	2,106
Short-term borrowings and long-term debt	305,014	1,661	2.18	312,153	1,704	2.18
Interest-bearing liabilities	943,780	3,298	1.40	929,278	3,810	1.64
Noninterest-bearing deposits	99,491			84,358
Other noninterest-bearing liabilities	10,317			9,464
Total noninterest-bearing liabilities	109,808			93,822

Total liabilities	1,053,588			1,023,100
Total equity	217,980			219,959
Total liabilities and equity	$1,271,568			$1,243,059
Less: Tax-equivalent adjustment(2)		(224)			(217)
Net interest and dividend income		$7,417			$7,647
Net interest rate spread(4)			2.23%			2.35%
Net interest margin(5)			2.55%			2.72%
Ratio of average interest-earning
assets to average interest-bearing liabilities			127.85			126.02

        ________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$444	$(230)	$214
Securities (1)	(85)	(871)	(956)
Other investments - at cost	-	8	8
Short-term investments	1	(2)	(1)
Total interest-earning assets	360	(1,095)	(735)

Interest-bearing liabilities
NOW accounts	(46)	(79)	(125)
Savings accounts	(11)	(81)	(92)
Money market accounts	120	(10)	110
Time deposits	(151)	(211)	(362)
Short-term borrowing and long-time debt	(39)	(4)	(43)
Total interest-bearing liabilities	(127)	(385)	(512)
Change in net interest and dividend income	$487	$(710)	$(223)
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income decreased $230,000 to $7.4 million for the three months ended March 31, 2012, compared to $7.6 million for the same period in 2011.  The net interest margin, on a tax-equivalent basis, was 2.55% for the three months ended March 31, 2012, compared to 2.72% for the same period in 2011.

Interest on earning-assets decreased $735,000 to $10.9 million for the three months ended March 31, 2012, from $11.7 million for the same period in 2011. The average yield on interest-earning assets decreased 36 basis points to 3.63% for the three months ended March 31, 2012, from 3.99% for the same period in 2011.  The average yield on interest-earning assets decreased primarily due to rapid prepayments in the mortgage-backed securities portfolio.  Cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans, which increased $37.1 million for the three months ended March 31, 2012.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $512,000 to $3.3 million for the three months ended March 31, 2012, from $3.8 million for the same period in 2011.  The average cost of interest-bearing liabilities decreased 24 basis points to 1.40% for the three months ended March 31, 2012, from 1.64% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on deposits.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended March 31, 2012 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include a decrease in net loan charge-offs and commercial and industrial loans, partially offset by an increase in residential real estate loans and commercial real estate loans.  After evaluating these factors, we provided $220,000 for loan losses for the three months ended March 31, 2012, compared to $339,000 for the same period in 2011.  The allowance was $7.8 million at March 31, 2012 and $7.7 million at December 31, 2011.  The allowance for loan losses was 1.40% of total loans at both March 31, 2012 and December 31, 2011.

Net charge-offs were $181,000 for the three months ended March 31, 2012.  This was comprised of charge-offs of $199,000 for the three months ended March 31, 2012, partially offset by recoveries of $18,000 for the same period.

Net charge-offs were $274,000 for the three months ended March 31, 2011.  This was comprised of charge-offs of $359,000 for the three months ended March 31, 2011, partially offset by recoveries of $85,000.

At March 31, 2012, commercial and industrial loans decreased $5.7 million to $120.0 million at March 31, 2012 from $125.7 million at December 31, 2011.   Commercial real estate loans increased $1.4 million to $233.9 million at March 31, 2012 from $232.5 million at December 31, 2011.  Residential real estate loans increased $8.7 million to $201.2 million compared to December 31, 2011.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $1.7 million to $2.6 million for the three months ended March 31, 2012, compared to $806,000 for the same period in 2011.  This was primarily due to $1.6 million increase in net gains on the sales of securities, compared to $31,000 the same period in 2011.   With mortgage rates declining to new lows, we experienced a high level of prepayment activity in its mortgage-backed securities, which negatively affected the yield of the portfolio.  In an effort to improve portfolio performance, management sold certain mortgage-backed securities that were prepaying rapidly and were expected to continue to prepay.  Rather than receive principal payments back at par value, management sold the securities at a net gain, which created greater economic value for us.

Noninterest Expense

Noninterest expense increased $304,000 to $6.8 million for the three months ended March 31, 2012, compared to $6.5 million for the same period in 2011. Salaries and benefits increased $324,000 to $4.3 million for the three months ended March 31, 2012.  This was mainly the result of new personnel, particularly in the commercial lending and compliance divisions, along with normal increases in this category.

Income Taxes

For the three months ended March 31, 2012, we had a tax provision of $567,000 as compared to $288,000 for the same period in 2011.  This was primarily due to higher pre-tax earnings for the three months ended March 31, 2012.   The effective tax rate was 19.5% for the three months ended March 31, 2012 and 18.3% for the same period in 2011.  The change in effective tax rate from March 31, 2011 is due primarily to the effect of higher pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at March 31, 2012 was $97.1 million.

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

At March 31, 2012, we exceeded each of the applicable regulatory capital requirements.  As of March 31, 2012, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of March 31, 2012 and December 31, 2011 are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
March 31, 2012

Total Capital (to Risk Weighted Assets):
Consolidated	$215,742	31.79%	$54,287	8%	N/A	-
Bank	208,528	30.83	54,108	8	$67,636	10%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	207,939	30.64	27,144	4	N/A	-
Bank	200,825	29.69	27,054	4	40,581	6
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	207,939	16.25	51,170	4	N/A	-
Bank	200,825	15.73	51,071	4	63,839	5
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	200,825	15.73	19,152	1.5	N/A	-

December 31, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$216,363	31.6%	$54,780	8%	N/A	-
Bank	207,899	30.47	54,590	8	$68,238	10%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	208,599	30.46	27,390	4	N/A	-
Bank	200,673	29.41	27,295	4	40,943	6
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	208,599	16.76	49,796	4	N/A	-
Bank	200,673	16.17	49,639	4	62,049	5
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	200,673	16.17	18,615	1.5	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  A summary of contractual obligations and credit commitments at March 31, 2012 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$629	$1,238	$1,012	$9,703	$12,582

Borrowings and Debt
Federal Home Loan Bank	62,436	50,991	95,159	0	208,586
Securities sold under agreements to repurchase	33,626	37,800	0	38,500	109,926
Total borrowings and debt	96,062	88,791	95,159	38,500	318,512

Credit Commitments
Available lines of credit	63,880	-	-	21,763	85,643
Other loan commitments	10,674	52	-	-	10,726
Letters of credit	8,254	-	-	253	8,507
Total credit commitments	82,808	52	-	22,016	104,876

Total Obligations	$179,499	$90,081	$96,171	$70,219	$435,970

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2011 Annual Report. Please refer to Item 7A of the 2011 Annual Report for additional information.

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

ITEM 1A.  RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)(2)
January 1 - 31, 2012	248,326	7.88	248,326	-
February 1 - 29, 2012	219,206	8.21	219,206	1,114,290
March 1 - 31, 2012	25,694	7.96	25,694	1,088,596
Total	493,226	8.03	493,226	1,088,596

(1)
On May 25, 2010, the Board of Directors voted to authorize the commencement of a repurchase program, authorizing the repurchase of 2,924,367 shares, or ten percent of its outstanding shares of common stock.

(2)
On December 22, 2011, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 1,333,496 shares, or five percent of its outstanding shares of common stock.  On January 31, 2012, the new repurchase program commenced upon the completion of the previously announced program.

There were no sales by us of unregistered securities during the three months ended March 31, 2012.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2012.

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

10.1
Amended and Restated Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011.)

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

101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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