Form 10-Q
period 2012-06-30
WESTFIELD FINANCIAL INC
filed 2012-08-07
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At July 31, 2012, the registrant had 24,455,508 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$12,552	$10,953
Federal funds sold	112	131
Interest-bearing deposits and other short-term investments	7,846	10,021
Cash and cash equivalents	20,510	21,105

SECURITIES :
Available for sale - at fair value	639,845	617,537

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,045	12,438

LOANS - Net of allowance for loan losses of $8,065 at June 30, 2012, and $7,764 at December 31, 2011	575,941	546,392

PREMISES AND EQUIPMENT, Net	11,178	10,997

ACCRUED INTEREST RECEIVABLE	4,683	4,022

BANK-OWNED LIFE INSURANCE	45,445	44,040

DEFERRED TAX ASSET, Net	1,443	1,863

OTHER REAL ESTATE OWNED	1,130	1,130

OTHER ASSETS	4,413	3,740
TOTAL ASSETS	$1,318,633	$1,263,264

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$104,497	$100,157
Interest-bearing	643,054	632,801
Total deposits	747,551	732,958

SHORT-TERM BORROWINGS	58,574	52,985

LONG-TERM DEBT	289,970	247,320
SECURITIES PENDING SETTLEMENT	-	363
OTHER LIABILITIES	11,108	10,650
TOTAL LIABILITIES	1,107,203	1,044,276

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 25,962,274 shares issued and outstanding at June 30, 2012; 26,918,250 shares issued and outstanding at December 31, 2011	259	269
Additional paid-in capital	167,204	173,615
Unearned compensation - ESOP	(8,836)	(9,119)
Unearned compensation - Equity Incentive Plan	(652)	(1,228)
Retained earnings	44,721	47,735
Accumulated other comprehensive income	8,734	7,716
Total shareholders' equity	211,430	218,988
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,318,633	$1,263,264
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$4,050	$4,653	$7,894	$9,463
Residential and commercial real estate loans	5,084	4,845	10,122	9,519
Commercial and industrial loans	1,253	1,420	2,555	2,863
Debt securities, tax-exempt	415	419	839	838
Consumer loans	40	47	80	96
Equity securities	42	47	86	94
Other investments - at cost	25	18	47	32
Federal funds sold, interest-bearing deposits and other short-term investments	1	-	1	1
Total interest and dividend income	10,910	11,449	21,624	22,906
INTEREST EXPENSE:
Deposits	1,523	1,975	3,159	4,081
Long-term debt	1,623	1,710	3,254	3,355
Short-term borrowings	37	35	67	94
Total interest expense	3,183	3,720	6,480	7,530
Net interest and dividend income	7,727	7,729	15,144	15,376
PROVISION FOR LOAN LOSSES	260	175	480	514
Net interest and dividend income after provision for loan losses	7,467	7,554	14,664	14,862

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	-	(433)	-	(465)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	-	425	-	425
Net other-than-temporary impairment losses recognized in income	-	(8)	-	(40)
Service charges and fees	521	521	1,032	962
Income from bank-owned life insurance	283	388	741	753
Gain on sales of securities, net	97	46	1,681	77
Total noninterest income	901	947	3,454	1,752
NONINTEREST EXPENSE:
Salaries and employees benefits	4,127	3,759	8,404	7,713
Occupancy	703	657	1,408	1,335
Computer operations	523	478	1,050	965
Professional fees	532	563	969	1,001
OREO expense	21	13	38	20
FDIC insurance assessment	155	140	298	348
Other	772	823	1,510	1,591
Total noninterest expense	6,833	6,433	13,677	12,973
INCOME BEFORE INCOME TAXES	1,535	2,068	4,441	3,641
INCOME TAX PROVISION	561	503	1,128	790
NET INCOME	$974	$1,565	$3,313	$2,851

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.04	$0.06	$0.13	$0.11
Weighted average shares outstanding	25,141,989	26,639,247	25,295,875	26,692,379
Diluted earnings per share	$0.04	$0.06	$0.13	$0.11
Weighted average diluted shares outstanding	25,158,171	26,755,667	25,330,242	26,815,160
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$974	$1,565	$3,313	$2,851

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities	4,583	9,766	3,139	8,117
Reclassification adjustment for gains realized in income	(97)	(46)	(1,681)	(77)
Other-than-temporary impairment losses on available- for-sale securities	-	8	-	40
Net unrealized gains	4,486	9,728	1,458	8,080
Tax effect	(1,546)	(3,337)	(495)	(2,767)
Net-of-tax amount	2,940	6,391	963	5,313

Defined benefit pension plans:
Gains and losses arising during the period pertaining to defined benefit plans	-	5	-	5
Reclassification adjustment:
Actuarial loss	48	30	87	59
Transition asset	(3)	(3)	(5)	(6)
Net adjustments pertaining to defined benefit plans	45	32	82	58
Tax effect	(15)	(11)	(27)	(20)
Net-of-tax amount	30	21	55	38

Other comprehensive income	2,970	6,412	1,018	5,351

Comprehensive income	$3,944	$7,977	$4,331	$8,202

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Net income	-	-	-	-	-	2,851	-	2,851
Other comprehensive income	-	-	-	-	-	-	5,351	5,351
Common stock held by ESOP committed to be released (86,585 shares)	-	-	90	290	-	-	-	380
Share-based compensation - stock options	-	-	399	-	-	-	-	399
Share-based compensation - equity incentive plan	-	-	-	-	581	-	-	581
Excess tax benefits from equity incentive plan	-	-	23	-	-	-	-	23
Common stock repurchased	(330,394)	(3)	(2,788)	-	-	-	-	(2,791)
Issuance of common stock in connection with stock option exercises	34,646	-	293	-	-	(142)	-	151
Issuance of common stock in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	18	-	-	-	-	18
Cash dividends declared ($0.27 per share)	-	-	-	-	-	(7,209)	-	(7,209)
BALANCE, JUNE 30, 2011	27,870,671	$279	$180,104	$(9,411)	$(1,804)	$51,996	$(165)	$220,999

BALANCE, DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Net income	-	-	-	-	-	3,313	-	3,313
Other comprehensive income	-	-	-	-	-	-	1,018	1,018
Common stock held by ESOP committed to be released (84,261 shares)	-	-	44	283	-	-	-	327
Share-based compensation - stock options	-	-	392	-	-	-	-	392
Share-based compensation - equity incentive plan	-	-	-	-	576	-	-	576
Excess tax benefits from equity incentive plan	-	-	12	-	-	-	-	12
Common stock repurchased	(1,150,632)	(12)	(8,660)	-	-	-	-	(8,672)
Issuance of common stock in connection with stock option exercises	194,656	2	1,598	-	-	(746)	-	854
Excess tax benefits in connection with stock option exercises	-	-	203	-	-	-	-	203
Cash dividends declared ($0.22 per share)	-	-	-	-	-	(5,581)	-	(5,581)
BALANCE, JUNE 30, 2012	25,962,274	$259	$167,204	$(8,836)	$(652)	$44,721	$8,734	$211,430
See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Dollars in thousands)
	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,313	$2,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	514
Depreciation and amortization of premises and equipment	532	589
Net amortization of premiums and discounts on securities and mortgage loans	1,937	1,701
Net amortization of premiums on modified debt	214	-
Share-based compensation expense	968	980
Amortization of ESOP expense	327	380
Excess tax benefits from equity incentive plan	(12)	(23)
Excess tax benefits in connection with stock option exercises	(203)	(18)
Net gains on sales of securities	(1,681)	(77)
Other-than-temporary impairment losses on securities	-	40
Deferred income tax benefit	(102)	(105)
Income from bank-owned life insurance	(741)	(753)
Changes in assets and liabilities:
Accrued interest receivable	(661)	104
Other assets	(322)	890
Other liabilities	755	234
Net cash provided by operating activities	4,804	7,307
INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(255,877)	(95,529)
Proceeds from sales	189,949	90,249
Proceeds from calls, maturities, and principal collections	44,884	38,927
Purchase of residential mortgages	(45,690)	(38,581)
Loan originations and principal payments, net	15,588	2,974
Purchase of Federal Home Loan Bank of Boston stock	(1,802)	(156)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	195	-
Purchases of premises and equipment	(713)	(253)
Purchase of bank-owned life insurance	(2,600)	(2,000)
Surrender of bank-owned life insurance	1,585	-
Net cash used in investing activities	(54,481)	(4,369)
FINANCING ACTIVITIES:
Net increase in deposits	14,593	10,756
Net change in short-term borrowings	5,589	(13,768)
Repayment of long-term debt	(48,231)	(2,000)
Proceeds from long-term debt	90,667	14,065
Cash dividends paid	(5,581)	(7,209)
Common stock repurchased	(9,024)	(2,747)
Issuance of common stock in connection with stock option exercises	854	151
Excess tax benefits in connection with equity incentive plan	12	23
Excess tax benefits in connection with stock option exercises	203	18
Net cash provided by (used in) financing activities	49,082	(711)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(595)	2,227
Beginning of period	21,105	11,611
End of period	$20,510	$13,838

Supplemental cashflow information:
Interest paid	6,408	7,568
Taxes paid	1,604	76
Settlement of common stock repurchased	352	-
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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2012, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2012 and 2011 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income applicable to common stock	$974	$1,565	$3,313	$2,851

Average number of common shares outstanding	26,414	28,012	26,578	28,081
Less: Average unallocated ESOP Shares	(1,265)	(1,349)	(1,275)	(1,360)
Average ungranted equity incentive plan shares	(7)	(23)	(7)	(29)

Average number of common shares outstanding used to calculate basic earnings per common share	25,142	26,640	25,296	26,692

Effect of dilutive stock options	16	116	34	123

Average number of common shares outstanding used to calculate diluted earnings per common share	25,158	26,756	25,330	26,815

Basic earnings per share	$0.04	$0.06	$0.13	$0.11

Diluted earnings per share	$0.04	$0.06	$0.13	$0.11

Antidilutive shares (1)	1,670	1,654	1,662	1,615
____________________
(1)
Shares outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available for sale	$17,182	$16,225
Tax effect	(5,898)	(5,573)
Net-of-tax amount	11,284	10,652

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	$-	$(501)
Tax effect	-	170
Net-of-tax amount	-	(331)

Unrecognized transition asset pertaining to defined benefit plans	27	32
Unrecognized deferred loss pertaining to defined benefit plans	(3,891)	(3,978)
Net adjustments pertaining to defined benefit plans	(3,864)	(3,946)
Tax effect	1,314	1,341
Net-of-tax amount	(2,550)	(2,605)

	$8,734	$7,716

The following table presents changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011 by component:

	Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2011	$10,321	$(2,605)	$7,716
Current-period other comprehensive income	963	55	1,018
Balance at June 30, 2012	$11,284	$(2,550)	$8,734

Balance at December 31, 2010	$(3,774)	$(1,742)	$(5,516)
Current-period other comprehensive income	5,313	38	5,351
Balance at June 30, 2011	$1,539	$(1,704)	$(165)

4.      SECURITIES

Securities available for sale are summarized as follows:
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage- backed securities	$362,911	$8,295	$(166)	$371,040
U.S. government guaranteed mortgage- backed securities	132,933	5,566	-	138,499
Corporate bonds	47,169	165	(260)	47,074
State and municipal bonds	39,492	2,262	-	41,754
Government-sponsored enterprise obligations	32,916	1,216	(1)	34,131
Mutual funds	5,899	133	(60)	5,972
Common and preferred stock	1,343	32	-	1,375

Total	$622,663	$17,669	$(487)	$639,845

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage- backed securities	$377,447	$8,802	$(22)	$386,227
U.S. government guaranteed mortgage- backed securities	148,938	3,937	-	152,875
Private-label residential mortgage- backed securities	2,068	-	(501)	1,567
State and municipal bonds	43,393	2,481	-	45,874
Government-sponsored enterprise obligations	23,761	991	-	24,752
Mutual funds	5,813	99	(58)	5,854
Common and preferred stock	393	6	(11)	388

Total	$601,813	$16,316	$(592)	$617,537

U.S. government guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank (“FHLB”) of Boston are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale at June 30, 2012, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$30,020	$30,931
Due after ten years	465,824	478,608
Total	$495,844	$509,539

Debt securities:
Due after one year through five years	$38,854	$40,110
Due after five years through ten years	60,282	61,620
Due after ten years	20,441	21,229
Total	$119,577	$122,959

Gross realized gains and losses on sales of securities for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 31,		June 31,
	2012	2011	2012	2011
	(In thousands)

Gross gains realized	$594	$317	$2,734	$880
Gross losses realized	(497)	(271)	(1,053)	(803)
Net gain (loss) realized	$97	$46	$1,681	$77

Proceeds from the sale of securities available for sale amounted to $189.9 million and $90.2 million for the six months ended June 30, 2012 and 2011, respectively.

The tax provision applicable to net realized gains and losses was $32,000 and $582,000 for the three and six months ended June 30, 2012, respectively.  The tax provision applicable to net realized gains and losses was $16,000 and $28,000 for the three and six months ended June 30, 2011, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$(166)	$35,375	$-	$-
Corporate bonds	(260)	24,038	-	-
Government-sponsored enterprise obligations	(1)	2,499	-	-
Mutual funds	-	-	(60)	1,660

Total	$(427)	$61,912	$(60)	$1,660

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$(22)	$14,652	$-	$-
Private-label residential mortgage-backed securities	-	-	(501)	1,567
Mutual funds	-	-	(58)	1,626
Common and preferred stock	-	-	(11)	28

Total	$(22)	$14,652	$(570)	$3,221

At June 30, 2012, six government-sponsored mortgage-backed securities had gross unrealized losses with aggregate depreciation of 0.5% from our amortized cost basis existing for less than 12 months.  At June 30, 2012, one government-sponsored enterprise obligation had gross unrealized loss with aggregate depreciation of 0.04% from our amortized cost basis existing for less than 12 months.  At June 30, 2012, eight corporate bonds had gross unrealized loss of 1.1% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At June 30, 2012, one mutual fund had a gross unrealized loss with depreciation of 3.5% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund which invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Beginning balance	$442	$425
Reductions for securities sold during the period	(442)	(85)
Additional credit losses for which other-than-temporary impairment charge was previously recognized	-	40
Ending balance	$-	$380

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	June 30,	December 31,
	2012	2011
	(In thousands)

Commercial real estate	$234,259	$232,491
Residential real estate	186,995	155,994
Home equity	35,768	36,464
Commercial and industrial	123,659	125,739
Consumer	2,133	2,451
Total loans	582,814	553,139
Unearned premiums and deferred loan fees and costs, net	1,192	1,017
Allowance for loan losses	(8,065)	(7,764)
	$575,941	$546,392

During the six months ended June 30, 2012 and 2011, we purchased residential real estate loans aggregating $45.7 million and $38.6 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At both June 30, 2012 and December 31, 2011, we serviced loans for participants aggregating $5.7 million.

Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectable.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired.  Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and perform in accordance with contractual terms for a period of at least six months, reducing the concern as to the collectability of principal and interest.  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2012 and 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2011	$1,531	$3,504	$2,712	$17	$7,764
Provision	104	20	95	1	220
Charge-offs	-	(195)	-	(4)	(199)
Recoveries	1	14	1	2	18
Balance at March 31, 2012	$1,636	$3,343	$2,808	$16	$7,803
Provision	201	137	(77)	(1)	260
Charge-offs	(40)	-	-	(7)	(47)
Recoveries	3	37	3	6	49
Balance at June 30, 2012	$1,800	$3,517	$2,734	$14	$8,065

Balance at December 31, 2010	$877	$3,182	$2,849	$26	$6,934
Provision	127	(9)	234	(13)	339
Charge-offs	-	-	(355)	(4)	(359)
Recoveries	1	4	69	11	85
Balance at March 31, 2011	$1,005	$3,177	$2,797	$20	$6,999
Provision	184	(93)	84	-	175
Charge-offs	(2)	(175)	(77)	(3)	(257)
Recoveries	3	132	20	1	156
Balance at June 30, 2011	$1,190	$3,041	$2,824	$18	$7,073

Further information pertaining to the allowance for loan losses by segment at June 30, 2012, and December 31, 2011 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2012
Allowance for loan losses:
Individually evaluated for loss potential	$110	$470	$97	$-	$677
Collectively evaluated for loss potential	1,690	3,047	2,637	14	7,388
Total	$1,800	$3,517	$2,734	$14	$8,065

Loans outstanding:
Individually evaluated for loss potential	$420	$15,624	$1,179	$-	$17,223
Collectively evaluated for loss potential	222,343	218,635	122,480	2,133	565,591
Total	$222,763	$234,259	$123,659	$2,133	$582,814

December 31, 2011
Allowance for loan losses:
Individually evaluated for loss potential	$109	$449	$39	$-	$597
Collectively evaluated for loss potential	1,422	3,055	2,673	17	7,167
Total	$1,531	$3,504	$2,712	$17	$7,764

Loans outstanding:
Individually evaluated for loss potential	$422	$15,739	$1,145	$-	$17,306
Collectively evaluated for loss potential	192,036	216,752	124,594	2,451	535,833
Total	$192,458	$232,491	$125,739	$2,451	$553,139

The following is a summary of past due and non-accrual loans by class at June 30, 2012, and December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non- Accrual
	(In thousands)
June 30, 2012
Residential real estate:
Residential 1-4 family	$404	$68	$289	$761	$-	$648
Home equity	165	-	115	280	-	247
Commercial real estate	411	519	976	1,906	-	1,624
Commercial and industrial	-	-	145	145	-	181
Consumer	4	-	24	28	-	24
Total	$984	$587	$1,549	$3,120	$-	$2,724

December 31, 2011
Residential real estate:
Residential 1-4 family	$562	$-	$184	$746	$-	$670
Home equity	128	-	204	332	-	230
Commercial real estate	840	-	740	1,580	-	1,879
Commercial and industrial	111	183	-	294	-	154
Consumer	22	2	-	24	-	-
Total	$1,663	$185	$1,128	$2,976	$-	$2,933

The following is a summary of impaired loans by class at June 30, 2012, and December 31, 2011:

				Three Months Ended		Six Months Ended
	At June 30, 2012			June 30, 2012		June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$119	$125	$-	$120	$-	$120	$-
Commercial real estate	1,624	1,804	-	1,572	-	1,552	-
Total	1,743	1,929	-	1,692	-	1,672	-

Impaired loans with a valuation allowance:
Residential real estate	186	186	70	186	-	186	-
Home equity	115	115	40	115	-	115	-
Commercial real estate	14,000	14,000	470	14,000	198	14,048	347
Commercial and industrial	1,179	1,188	97	1,180	10	1,172	21
Total	15,480	15,489	677	15,481	208	15,521	368

Total impaired loans	$17,223	$17,418	$677	$17,173	$208	$17,193	$368

				Three Months Ended		Six Months Ended
	At December 31, 2011			June 30, 2011		June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$120	$126	$-	$123	$-	$124	$-
Commercial real estate	1,545	1,679	-	1,623	-	1,694	-
Commercial and industrial	-	-	-	600	-	697	-
Total	1,665	1,805	-	2,346	-	2,515	-

Impaired loans with a valuation allowance:
Residential real estate	187	187	70	38	-	19	-
Home equity	115	115	39	-	-	-	-
Commercial real estate	14,194	14,225	449	13,834	149	10,367	344
Commercial and industrial	1,145	1,150	39	1,115	18	869	33
Total	15,641	15,677	597	14,987	167	11,255	377

Total impaired loans	$17,306	$17,482	$597	$17,333	$167	$13,770	$377

No interest income was recognized for impaired loans on a cash-basis method during the three and six months ended June 30, 2012 or 2011.

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

Nonperforming TDRs are shown as nonperforming assets. Performing loans modified as TDRs are shown in the table below. The modifications changed the scheduled payment to interest-only or extended the interest-only period. One loan relationship of $15.0 million included below was restructured in March 2012 to extend the interest-only period and was restructured again in June 2012 once it had reached stabilization to commence principal and interest payments. The collateral supporting the loan relationship appears sufficient and the extra income levels going forward should sustain combined principal and interest payments.

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	5	$14,976	$14,976	5	$14,976	$14,976
Commercial and Industrial	2	1,143	1,143	2	1,143	1,143
Total	7	$16,119	$16,119	7	$16,119	$16,119

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	-	$-	$-	1	$14,000	$14,000
Commercial and Industrial	-	-	-	1	1,000	1,000
Total	-	$-	$-	2	$15,000	$15,000

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	June 30, 2012		June 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	4	$976	-	$-
Commercial and Industrial	1	143	-	-
Residential	-	-	1	123
Total	5	$1,119	1	$123

 As of June 30, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.  There were no charge-offs on TDRs during the six months ended June 30, 2012.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $8.5 million and $10.1 million at June 30, 2012, and December 31, 2011, respectively.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at June 30, 2012, and December 31, 2011:

	Residential 1-4 Family	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2012
Loans rated 1 – 3	$186,347	$35,521	$186,657	$89,130	$2,109	$499,764
Loans rated 4	-	-	21,369	9,418	-	30,787
Loans rated 5	-	-	3,497	6,249	-	9,746
Loans rated 6	648	247	22,736	18,862	24	42,517
	$186,995	$35,768	$234,259	$123,659	$2,133	$582,814

December 31, 2011
Loans rated 1 – 3	$155,324	$36,234	$182,453	$87,287	$2,451	$463,749
Loans rated 4	-	-	22,855	16,129	-	38,984
Loans rated 5	-	-	7,104	7,678	-	14,782
Loans rated 6	670	230	19,885	14,645	-	35,430
Loans rated 7	-	-	194	-	-	194
	$155,994	$36,464	$232,491	$125,739	$2,451	$553,139

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,560,101 stock options, respectively, to our directors, officers, and employees.

Stock award allocations are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  No stock awards were granted during the three and six months ended June 30, 2012. At June 30, 2012, 6,941 stock awards were available for future grants.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

No stock options were granted during the three and six months ended June 30, 2012.  All stock awards and stock options currently vest at 20% per year.  At June 30, 2012, 56,232 stock options were available for future grants.

Our stock award and stock option plans activity for the six months ended June 30, 2012 and 2011 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	155,206	$9.54	1,907,744	$9.32
Stock options exercised	-	-	(194,656)	4.39
Outstanding at June 30, 2012	155,206	$9.54	1,713,088	$9.88

Outstanding at December 31, 2010	248,612	$9.92	1,911,485	$9.08
Granted	28,000	8.13	39,000	10.04
Stock options exercised	-	-	(34,646)	4.39
Stock awards vested	(5,600)	10.04	-	-
Outstanding at June 30, 2011	271,012	$9.73	1,915,839	$9.19

We recorded compensation costs relating to stock options of $196,000 and $199,000 with related tax benefits of $52,000 and $52,000 for the three months ended June 30, 2012 and 2011, respectively. We recorded compensation costs relating to stock options of $392,000 and $399,000 with related tax benefits of $102,000 and $105,000 for the six months ended June 30, 2012 and 2011, respectively.

We recorded compensation cost related to the stock awards of $288,000 and $290,000 for the three months ended June 30, 2012 and 2011, respectively. We recorded compensation cost related to the stock awards of $576,000 and $581,000 for the six months ended June 30, 2012 and 2011, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $36.0 million at June 30, 2012, and December 31, 2011, respectively.  Customer repurchase agreements were $22.6 million at June 30, 2012, and $17.0 million at December 31, 2011.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at June 30, 2012, and December 31, 2011, were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At June 30, 2012, we had $203.2 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $160.0 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2011.  Customer repurchase agreements were $5.4 million at June 30, 2012, and December 31, 2011, respectively.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

During the first quarter of 2012, advances totaling $40.2 million with an average rate of 2.16% were modified.  A prepayment penalty of $1.7 million was paid upon modification and is being amortized to interest expense on a level yield method over the remaining maturity of the modified advances.

All FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$279	$247	$535	$495
Interest cost	200	223	400	445
Expected return on assets	(218)	(219)	(432)	(437)
Transition obligation	(3)	(3)	(5)	(6)
Actuarial loss	48	29	87	59
Net periodic pension cost	$306	$277	$585	$556

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2012.  No contributions have been made to the plan for the three and six months ended June 30, 2012.  The Trustee for the pension plan was changed prior to June 30, 2012.  The pension plan assets are now invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan provider.

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

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$371,040	$-	$371,040
U.S. government guaranteed mortgage-backed securities	-	138,499	-	138,499
Corporate bonds	-	47,074	-	47,074
State and municipal bonds	-	41,754	-	41,754
Government-sponsored enterprise obligations	-	34,131	-	34,131
Mutual funds	5,972	-	-	5,972
Common and preferred stock	1,375	-	-	1,375
Total assets	$7,347	$632,498	$-	$639,845

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$386,227	$-	$386,227
U.S. government guaranteed mortgage-backed securities	-	152,875	-	152,875
Private-label residential mortgage-backed securities	-	1,567	-	1,567
State and municipal bonds	-	45,874	-	45,874
Government-sponsored enterprise obligations	-	24,752	-	24,752
Mutual funds	5,854	-	-	5,854
Common and preferred stock	388	-	-	388
Total assets	$6,242	$611,295	$-	$617,537

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2012 and 2011.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2012 and 2011.

	At			Three Months Ended	Six Months Ended
	June 30, 2012			June 30, 2012	June 30, 2012
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,157	$-	$157

Total assets	$-	$-	$1,157	$-	$157

	At			Three Months Ended	Six Months Ended
	June 30, 2011			June 30, 2011	June 30, 2011
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$-	$-	$1,095	$(29)	$(248)

Total assets	$-	$-	$1,095	$(29)	$(248)

	At
	December 31, 2011

	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$-	$-	$1,181
Other real estate owned	-	-	1,130

Total assets	$-	$-	$2,311

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the three and six months ended June 30, 2012, there were no fair value adjustments on other real estate owned.

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2012 and 2011.

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

	June 30, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$20,510	$20,510	$-	$-	$-
Securities available for sale	639,845	7,347	632,498	-	639,845
Federal Home Loan Bank of Boston and other restricted stock	14,045	-	-	14,045	14,045
Loans - net	575,941	-	-	600,308	600,308
Accrued interest receivable	4,683	-	-	4,683	4,683

Liabilities:
Deposits	747,551	-	-	749,782	749,782
Short-term borrowings	58,574	-	58,574	-	58,574
Long-term debt	289,970	-	296,904	-	296,904
Accrued interest payable	583	-	-	583	583

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$21,105	$21,105
Securities available for sale	617,537	617,537

Federal Home Loan Bank of Boston and other restricted stock	12,438	12,438
Loans - net	546,392	552,422
Accrued interest receivable	4,022	4,022

Liabilities:
Deposits	732,958	731,294
Short-term borrowings	52,985	52,982
Long-term debt	247,320	258,470
Accrued interest payable	656	656

10.  RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 did not have a significant impact on our financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We strive to remain a leader in meeting the financial service needs of our local community, and to provide quality service to the individuals and businesses in the market areas that we have served since 1853.  Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products.  We meet the needs of our local community through a community-based and service-oriented approach to banking.

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

You should read the following financial results for the three and six months ended June 30, 2012 in the context of this strategy.

●
Net income was $974,000, or $0.04 per diluted share, for the quarter ended June 30, 2012, compared to $1.6 million, or $0.06 per diluted share, for the same period in 2011.   For the six months ended June 30, 2012, net income was $3.3 million, or $0.13 per diluted share, compared to $2.9 million, or $0.11 per diluted share, for the same period in 2011.

●
The provision for loan losses was $260,000 for the three months ended June 30, 2012, compared to $175,000 for the same period in 2011.  The increase in provision for loan losses was due to an increase in the balance of residential real estate loans, partially offset by a decrease in commercial and industrial loans and commercial real estate loans.

●
Net interest income was $7.7 million for the three months ended June 30, 2012 and 2011.  The net interest margin, on a tax-equivalent basis, was 2.58% for the three months ended June 30, 2012, compared to 2.75% for the same period in 2011.  The decrease in the net interest margin was due to the yield on interest-earning assets decreasing 38 basis points as a result of the low interest rate environment.   This was primarily due to rapid prepayments in the mortgage-backed securities portfolio.

RECENT LEGISLATIVE UPDATES

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places much greater emphasis on common equity.  The proposed rules will be subject to a comment period through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, such as trust preferred securities, which would be phased out over time. Although the Dodd-Frank Act only required the phase out of such instruments for institutions with total consolidated assets of $15 billion or more, the proposed rules would require almost all institutions to phase out instruments that will no longer qualify as Tier 1 capital, albeit on a longer time frame than for institutions with total consolidated assets of $15 billion or more.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015.

We are still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

Total assets were $1.3 billion at June 30, 2012, showing an increase of $55.4 million compared to December 31, 2011.  Securities increased $23.9 million to $653.9 million at June 30, 2012, from $630.0 million at December 31, 2011.  Securities were funded by growth in deposits and short-term borrowings.

Total loans increased by $29.8 million to $584.0 million at June 30, 2012, from $554.2 million at December 31, 2011.  Residential loans increased $30.3 million to $222.8 million at June 30, 2012, from $192.5 million at December 31, 2011.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $45.7 million in residential loans within and contiguous to our market area.

Commercial real estate loans increased $1.8 million to $234.3 million at June 30, 2012, from $232.5 at December 31, 2011.  Owner occupied commercial real estate loans decreased $455,000 to $109.2 million at June 30, 2012, from $109.7 million at December 31, 2011, while non-owner occupied commercial real estate loans increased $2.2 million to $125.0 million at June 30, 2012, from $122.8 million at December 31, 2011. This was partially offset by a decrease in commercial and industrial loans of $2.0 million to $123.7 million at June 30, 2012.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans decreased $209,000 to $2.7 million at June 30, 2012, compared to $2.9 million at December 31, 2011.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $84,000 and $205,000 for the six months ended June 30, 2012 and 2011, respectively.  At both June 30, 2012 and December 31, 2011, we had $1.1 million in foreclosed real estate.  At June 30, 2012 and December 31, 2011, our nonperforming loans to total loans were 0.47% and 0.53%, respectively, while our nonperforming assets to total assets were 0.29% and 0.32%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying consolidated financial statements.

Total deposits increased $14.6 million to $747.6 million at June 30, 2012, from $733.0 million at December 31, 2011.  The increase in deposits was due to a $26.2 increase in money market accounts, which were $173.1 million and $146.9 million at June 30, 2012 and December 31, 2011, respectively.  This was the result of a relationship-based money market product established in second half of 2011 which continues to grow.  Checking accounts decreased $7.0 million to $164.6 million at June 30, 2012, from $171.6 million at December 31, 2011.  We modified the interest rate structure on consumer checking accounts which resulted in some funds from consumer checking shifting to the relationship-based money market account.   Time deposit accounts decreased $1.0 million to $314.7 million at June 30, 2012, from $315.8 million at December 31, 2011.

Short-term borrowings increased $5.6 million to $58.6 million at June 30, 2012 from $53.0 million at December 31, 2011.  Short-term borrowings increased to take advantage of low cost funding in this interest rate environment.   Long-term debt increased $42.7 million to $290.0 million from $247.3 million at December 31, 2011.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity was $211.4 million and $219.0 million, which represented 16.0% and 17.3% of total assets at June 30, 2012 and December 31, 2011, respectively.  The decrease in shareholders’ equity reflects the repurchase of 1.2 million shares of our common stock at a cost of $8.7 million pursuant to our stock repurchase program, and the payment of regular and special dividends amounting to $5.6 million.  This was partially offset by net income of $3.3 million for the six months ended June 30, 2012, increase in other comprehensive income of $1.0 million primarily due to the change in market value of securities, and an increase of $2.4 million related to the recognition of share-based compensation and the exercise of 194,656 stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

General

Net income was $974,000, or $0.04 per diluted share, for the quarter ended June 30, 2012, compared to $1.6 million, or $0.06 per diluted share, for the same period in 2011.  Net interest income was $7.7 million for the three months ended June 30, 2012 and 2011, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2012 and 2011, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2012			2011
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$568,215	$6,416	4.52%	$533,411	$6,351	4.76%
Securities(2)	644,656	4,693	2.91	619,414	5,297	3.42
Other investments - at cost	14,988	25	0.67	14,016	18	0.51
Short-term investments(3)	10,110	1	0.04	6,644	-	0.00
Total interest-earning assets	1,237,969	11,135	3.60	1,173,485	11,666	3.98
Total noninterest-earning assets	66,651			72,293

Total assets	$1,304,620			$1,245,778

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$62,027	64	0.41	$91,394	231	1.01
Savings accounts	96,339	44	0.18	108,069	158	0.58
Money market accounts	169,360	193	0.46	86,277	148	0.69
Time certificates of deposit	315,892	1,222	1.55	335,196	1,438	1.72
Total interest-bearing deposits	643,618	1,523		620,936	1,975
Short-term borrowings and long-term debt	334,505	1,660	1.99	307,386	1,745	2.27
Interest-bearing liabilities	978,123	3,183	1.30	928,322	3,720	1.60
Noninterest-bearing deposits	101,701			87,628
Other noninterest-bearing liabilities	10,919			9,841
Total noninterest-bearing liabilities	112,620			97,469

Total liabilities	1,090,743			1,025,791
Total equity	213,877			219,987
Total liabilities and equity	$1,304,620			$1,245,778
Less: Tax-equivalent adjustment(2)		(225)			(217)
Net interest and dividend income		$7,727			$7,729
Net interest rate spread(4)			2.30%			2.38%
Net interest margin(5)			2.58%			2.75%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.57			126.41
________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$414	$(349)	$65
Securities (1)	216	(820)	(604)
Other investments - at cost	1	6	7
Short-term investments	-	1	1
Total interest-earning assets	631	(1,162)	(531)

Interest-bearing liabilities
NOW accounts	(74)	(93)	(167)
Savings accounts	(17)	(97)	(114)
Money market accounts	143	(98)	45
Time deposits	(83)	(133)	(216)
Short-term borrowing and long-time debt	154	(239)	(85)
Total interest-bearing liabilities	123	(660)	(537)
Change in net interest and dividend income	$508	$(502)	$6
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.7 million for the three months ended June 30, 2012 and 2011, respectively.  The net interest margin, on a tax-equivalent basis, was 2.58% for the three months ended June 30, 2012, compared to 2.75% for the same period in 2011.

Interest on earning-assets decreased $531,000 to $11.1 million for the three months ended June 30, 2012, from $11.7 million for the same period in 2011. The average yield on interest-earning assets decreased 38 basis points to 3.60% for the three months ended June 30, 2012, from 3.98% for the same period in 2011.  The average yield on interest-earning assets decreased primarily due to rapid prepayments in the mortgage-backed securities portfolio.  Cash flows from their pay downs were subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans and securities, as loans increased $34.8 million and securities increased $25.2 million for the three months ended June 30, 2012.

The decrease in interest income was partially offset by a decrease in interest expense.  Interest expense decreased $537,000 to $3.2 million for the three months ended June 30, 2012, from $3.7 million for the same period in 2011.  The average cost of interest-bearing liabilities decreased 30 basis points to 1.30% for the three months ended June 30, 2012, from 1.60% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on deposits.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2012 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in residential real estate loans, partially offset by a decrease in commercial and industrial loans and a decrease in net loan charge-offs.  After evaluating these factors, we provided $260,000 for loan losses for the three months ended June 30, 2012, compared to $175,000 for the same period in 2011.  The allowance was $8.1 million at June 30, 2012 and $7.8 million at March 31, 2012.  The allowance for loan losses was 1.38% of total loans at June 30, 2012 and 1.40% at March 31, 2012.

Residential real estate loans increased $21.6 million to $222.8 million compared to March 31, 2012.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  Commercial and industrial loans decreased $3.7 million to $123.7 million at June 30, 2012, from $120.0 million at March 31, 2012.   Commercial real estate loans decreased $400,000 to $234.3 million at June 30, 2012, from $233.9 million at March 31, 2012.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Net recoveries were $2,000 for the three months ended June 30, 2012.  This was comprised of charge-offs of $47,000 for the three months ended June 30, 2012, offset by recoveries of $49,000 for the same period.

Net charge-offs were $101,000 for the three months ended June 30, 2011.  This was comprised of charge-offs of $257,000 for the three months ended June 30, 2011, offset by recoveries of $156,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $46,000 to $901,000 for the three months ended June 30, 2012, compared to $947,000 for the same period in 2011.  Income from BOLI decreased $105,000 to $283,000 for the three month ended June 30, 2012, compared to $388,000 for the same period in 2011.  Management redeemed certain BOLI policies because of a sudden downgrade in the credit ratings of the insurance carrier and the carrier’s decision to close out its individual life policies to new sales.   The decrease in income from BOLI was primarily the result of a $102,000 charge associated with transferring the policies to a different carrier.  The remainder of our BOLI policies are diversified among eight other carriers, all of which have high credit quality.  This decrease was partially offset by a $51,000 increase in net gains on the sales of securities to $97,000, compared to $46,000 the same period in 2011.

Noninterest Expense

Noninterest expense increased $400,000 to $6.8 million for the three months ended June 30, 2012, compared to $6.4 million for the same period in 2011. Salaries and benefits increased $368,000 to $4.1 million for the three months ended June 30, 2012.  This was mainly the result of new personnel, particularly in the commercial lending and compliance divisions, along with normal increases in this category.

Income Taxes

For the three months ended June 30, 2012, we had a tax provision of $561,000 as compared to $503,000 for the same period in 2011. The increase was primarily due to higher pre-tax earnings for the three months ended June 30, 2012.   The effective tax rate was 36.5% for the three months ended June 30, 2012, and 24.3% for the same period in 2011.  The change in effective tax rate from June 30, 2011, is primarily due to the redemption of BOLI which resulted in an additional income tax provision of $160,000, or 10.4% of income before income taxes for the quarter ended June 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

General

Net income was $3.3 million, or $0.13 per diluted share, for the six months ended June 30, 2012, as compared to $2.9 million, or $0.11 per diluted share, for the same period in 2011.  Net interest and dividend income was $15.1 million for the six months ended June 30, 2012, and $15.4 million for the same period in 2011.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2012 and 2011, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2012			2011
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$561,837	$12,837	4.57%	$525,946	$12,558	4.78%
Securities(2)	633,755	9,193	2.90	626,009	10,749	3.43
Other investments - at cost	14,643	47	0.64	13,982	32	0.46
Short-term investments(3)	12,075	1	0.02	6,327	1	0.03
Total interest-earning assets	1,222,310	22,078	3.61	1,172,264	23,340	3.98
Total noninterest-earning assets	65,764			72,163

Total assets	$1,288,074			$1,244,427

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$65,129	167	0.51	$88,596	458	1.03
Savings accounts	97,148	108	0.22	106,715	315	0.59
Money market accounts	163,223	421	0.52	82,069	266	0.65
Time certificates of deposit	315,692	2,463	1.56	341,661	3,042	1.78
Total interest-bearing deposits	641,192	3,159		619,041	4,081
Short-term borrowings and long-term debt	319,759	3,321	2.08	309,756	3,449	2.23
Interest-bearing liabilities	960,951	6,480	1.35	928,797	7,530	1.62
Noninterest-bearing deposits	100,596			86,002
Other noninterest-bearing liabilities	10,598			9,655
Total noninterest-bearing liabilities	111,194			95,657

Total liabilities	1,072,145			1,024,454
Total equity	215,929			219,973
Total liabilities and equity	$1,288,074			$1,244,427
Less: Tax-equivalent adjustment(2)		(454)			(434)
Net interest and dividend income		$15,144			$15,376
Net interest rate spread(4)			2.26%			2.36%
Net interest margin(5)			2.57%			2.73%
Ratio of average interest-earning
assets to average interest-bearing liabilities			127.20			126.21
___________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

●	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
●	tnterest income changes attributable to changes in rate (changes in rate multiplied by current volume); and
●	the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$857	$(578)	$279
Securities(1)	133	(1,689)	(1,556)
Other investments - at cost	2	13	15
Short-term investments	1	(1)	-
Total interest-earning assets	993	(2,255)	(1,262)

Interest-bearing liabilities
NOW accounts	(121)	(170)	(291)
Savings accounts	(28)	(179)	(207)
Money market accounts	263	(108)	155
Time deposits	(231)	(348)	(579)
Short-term borrowing and long-time debt	111	(239)	(128)
Total interest-bearing liabilities	(6)	(1,044)	(1,050)
Change in net interest and dividend income	$999	$(1,211)	$(212)

_________________________________
(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $232,000 to $15.1 million for the six months ended June 30, 2012, from $15.4 million for the same period in 2011.  Interest and dividend income, on a tax-equivalent basis, decreased $1.3 million to $22.1 million for the six months ended June 30, 2012, from $23.3 million for the same period in 2011.  The net interest margin, on a tax-equivalent basis, was 2.57% for the six months ended June 30, 2012, as compared to 2.73% for the same period in 2011.

The average yield on interest-earning assets decreased 37 basis points to 3.61% for the six months ended June 30, 2012, from 3.98% for the same period in 2011.  The average yield on interest-earning assets decreased due to cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans and securities.  The average balance of loans increased $35.9 million while the average balance of securities increased $7.8 million for the six months ended June 30, 2012.

The decrease in interest income was offset by a decrease in interest expense.  Interest expense decreased $1.0 million to $6.5 million for the six months ended June 30, 2012, from $7.5 million for the same period in 2011.  The average cost of interest-bearing liabilities decreased 27 basis points to 1.35% for the six months ended June 30, 2012, from 1.62% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, repurchase agreements and borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2012, was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in residential real estate loans and commercial real estate loans, partially offset by a decrease in commercial and industrial loans and net loan charge-offs.  After evaluating these factors, we provided $480,000 for loan losses for the six months ended June 30, 2012, compared to $514,000 for the same period in 2011.  The allowance was $8.1 million at June 30, 2012, and $7.8 million at December 31, 2011.  The allowance for loan losses was 1.38% of total loans at June 30, 2012, and 1.40% at December 31, 2011.

Residential real estate loans increased $30.3 million to $222.8 million compared to December 31, 2011.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  Commercial real estate loans increased $1.8 million to $234.3 million at June 30, 2012, from $232.5 million at December 31, 2011.  Commercial and industrial loans decreased $2.0 million to $123.7 million at June 30, 2012, from $125.7 million at December 31, 2011.   A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Net charge-offs were $179,000 for the six months ended June 30, 2012.  This was comprised of charge-offs of $246,000, partially offset by recoveries of $67,000 for the same period.

Net charge-offs were $375,000 for the six months ended June 30, 2011.  This was comprised of charge-offs of $616,000, partially offset by recoveries of $241,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $1.7 million to $3.5 million for the six months ended June 30, 2012, from $1.8 million for the same period in 2011.  This was primarily due to $1.7 million in net gains on the sales of securities, compared to $77,000 the same period in 2011.   With mortgage rates declining to new lows, we experienced a high level of prepayment activity in its mortgage-backed securities, which negatively affected the yield of the portfolio.  In an effort to improve portfolio performance, management sold certain mortgage-backed securities that were prepaying rapidly and were expected to continue to prepay.  Rather than receive principal payments back at par value, management sold the securities at a net gain, which created greater economic value for us.

Noninterest Expense

Noninterest expense increased $704,000 for the six months ended June 30, 2012, to $13.7 million from $13.0 million in the comparable 2011 period.  Salaries and benefits increased $691,000 to $8.4 million for the six months ended June 30, 2012.  This was mainly the result of new personnel, particularly in the commercial lending and compliance divisions, along with normal increases in this category.

Income Taxes

For the six months ended June 30, 2012, we had a tax provision of $1.1 million as compared to $790,000 for the same period in 2011.  The effective tax rate was 25.4% for the six months ended June 30, 2012, and 21.7% for the same period in 2011.  The change in effective tax rate from June 31, 2011, is primarily due to the redemption of BOLI which resulted in an additional income tax provision of $160,000, or 3.6% of income before income taxes for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at June 30, 2012, was $67.7 million.

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

At June 30, 2012, we exceeded each of the applicable regulatory capital requirements.  As of June 30, 2012, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of June 30, 2012, and December 31, 2011, are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012

Total Capital (to Risk Weighted Assets):
Consolidated	$210,114	29.21%	$57,546	8.00%	N/A	-
Bank	201,946	28.18	57,326	8.00	$71,657	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	202,040	28.09	28,773	4.00	N/A	-
Bank	193,949	27.07	28,663	4.00	42,994	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	202,040	15.54	52,010	4.00	N/A	-
Bank	193,949	14.95	51,880	4.00	64,849	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	193,949	14.95	19,455	1.50	N/A	-

December 31, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$216,363	31.60%	$54,780	8.00%	N/A	-
Bank	207,899	30.47	54,590	8.00	$68,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	208,599	30.46	27,390	4.00	N/A	-
Bank	200,673	29.41	27,295	4.00	40,943	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	208,599	16.76	49,796	4.00	N/A	-
Bank	200,673	16.17	49,639	4.00	62,049	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	200,673	16.17	18,615	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  The following table summarizes the contractual obligations and credit commitments at June 30, 2012:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Years But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$626	$1,231	$954	$9,615	$12,426

Borrowings and Debt
Federal Home Loan Bank	49,942	58,051	131,255	-	239,248
Securities sold under agreements to repurchase	32,996	37,800	-	38,500	109,296
Total borrowings and debt	82,938	95,851	131,255	38,500	348,544

Credit Commitments
Available lines of credit	57,109	-	-	22,141	79,250
Other loan commitments	13,219	3,052	-	823	17,094
Letters of credit	3,085	92	-	91	3,268
Total credit commitments	73,413	3,144	-	23,055	99,612

Total Obligations	$156,977	$100,226	$132,209	$71,170	$460,582

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
April 1 - 30, 2012	-	-	-	1,088,596
May 1 - 31, 2012	517,155	7.15	517,155	571,441
June 1 - 30, 2012	140,251	7.23	140,251	431,190
Total	657,406	7.17	657,406	431,190

(1)
On December 22, 2011, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 1,333,496 shares, or 5 percent of our outstanding shares of common stock.  On January 31, 2012, the new repurchase program commenced upon the completion of a previously announced program.

There were no sales by us of unregistered securities during the three months ended June 30, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2012.

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

101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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