Form 10-Q
period 2012-09-30
WESTFIELD FINANCIAL INC
filed 2012-11-06
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 29, 2012, the registrant had 24,785,784 shares of common stock, $.01 par value, issued and outstanding.

TABLE OF CONTENTS

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$11,057	$10,953
Federal funds sold	156	131
Interest-bearing deposits and other short-term investments	440	10,021
Cash and cash equivalents	11,653	21,105

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	650,400	617,537

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,045	12,438

LOANS - Net of allowance for loan losses of $8,176 at September 30, 2012 and $7,764 at December 31, 2011	574,556	546,392

PREMISES AND EQUIPMENT, Net	11,217	10,997

ACCRUED INTEREST RECEIVABLE	4,556	4,022

BANK-OWNED LIFE INSURANCE	45,835	44,040

DEFERRED TAX ASSET, Net	-	1,863

OTHER REAL ESTATE OWNED	1,130	1,130

OTHER ASSETS	3,635	3,740
TOTAL ASSETS	$1,317,027	$1,263,264

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$108,404	$100,157
Interest-bearing	646,004	632,801
Total deposits	754,408	732,958

SHORT-TERM BORROWINGS	41,352	52,985

LONG-TERM DEBT	297,166	247,320
SECURITIES PENDING SETTLEMENT	352	363
DEFERRED TAX LIABILITY, Net	600	-
OTHER LIABILITIES	11,492	10,650
TOTAL LIABILITIES	1,105,370	1,044,276

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 25,296,855 shares issued and outstanding at September 30, 2012; 26,918,250 shares issued and outstanding at December 31, 2011	253	269
Additional paid-in capital	162,516	173,615
Unearned compensation - ESOP	(8,695)	(9,119)
Unearned compensation - Equity Incentive Plan	(370)	(1,228)
Retained earnings	44,486	47,735
Accumulated other comprehensive income	13,467	7,716
Total shareholders' equity	211,657	218,988
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,317,027	$1,263,264
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Debt securities, taxable	$3,934	$4,235	$11,827	$13,699
Residential and commercial real estate loans	5,190	4,984	15,313	14,503
Commercial and industrial loans	1,247	1,428	3,802	4,290
Debt securities, tax-exempt	378	420	1,217	1,257
Consumer loans	39	47	119	143
Equity securities	41	46	127	140
Other investments - at cost	23	14	70	46
Federal funds sold, interest-bearing deposits and other short-term investments	1	-	2	1
Total interest and dividend income	10,853	11,174	32,477	34,079
INTEREST EXPENSE:
Deposits	1,505	1,811	4,665	5,891
Long-term debt	1,618	1,716	4,872	5,071
Short-term borrowings	27	28	94	122
Total interest expense	3,150	3,555	9,631	11,084
Net interest and dividend income	7,703	7,619	22,846	22,995
PROVISION FOR LOAN LOSSES	218	15	698	529
Net interest and dividend income after provision for loan losses	7,485	7,604	22,148	22,466

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	-	(536)	-	(576)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive loss on debt securities	-	474	-	474
Net other-than-temporary impairment losses recognized in income	-	(62)	-	(102)
Service charges and fees	617	501	1,649	1,465
Income from bank-owned life insurance	390	398	1,132	1,150
Gain on sales of securities, net	174	131	1,856	208
Loss on disposal of other real estate owned	-	(25)	-	(25)
Total noninterest income	1,181	943	4,637	2,696
NONINTEREST EXPENSE:
Salaries and employees benefits	4,188	3,997	12,593	11,710
Occupancy	663	691	2,072	2,027
Computer operations	544	473	1,595	1,437
Professional fees	432	524	1,401	1,525
OREO expense	11	31	48	52
FDIC insurance assessment	152	207	450	555
Other	808	716	2,317	2,307
Total noninterest expense	6,798	6,639	20,476	19,613
INCOME BEFORE INCOME TAXES	1,868	1,908	6,309	5,549
INCOME TAX PROVISION	481	414	1,609	1,204
NET INCOME	$1,387	$1,494	$4,700	$4,345

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.06	$0.06	$0.19	$0.16
Weighted average shares outstanding	24,391,585	26,443,449	24,992,245	26,608,490
Diluted earnings per share	$0.06	$0.06	$0.19	$0.16
Weighted average diluted shares outstanding	24,393,109	26,544,257	25,015,664	26,723,947
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$1,387	$1,494	$4,700	$4,345

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	7,354	15,121	10,494	23,238
Reclassification adjustment for gains realized in income	(174)	(131)	(1,856)	(208)
Other-than-temporary impairment losses on available-for-sale securities	-	62	-	102
Net unrealized gains	7,180	15,052	8,638	23,132
Tax effect	(2,474)	(5,174)	(2,968)	(7,941)
Net-of-tax amount	4,706	9,878	5,670	15,191

Defined benefit pension plans:
Gains and losses arising during the period pertaining to defined benefit plans	-	(6)	-	-
Reclassification adjustment:
Actuarial loss	44	29	131	87
Transition asset	(3)	(3)	(8)	(8)
Net adjustments pertaining to defined benefit plans	41	20	123	79
Tax effect	(14)	(7)	(42)	(27)
Net-of-tax amount	27	13	81	52

Other comprehensive income	4,733	9,891	5,751	15,243

Comprehensive income	$6,120	$11,385	$10,451	$19,588
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value

BALANCE, DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Net income	-	-	-	-	-	4,345	-	4,345
Other comprehensive income	-	-	-	-	-	-	15,243	15,243
Common stock held by ESOP committed to be released (86,585 shares)	-	-	120	436	-	-	-	556
Share-based compensation - stock options	-	-	596	-	-	-	-	596
Share-based compensation - equity incentive plan	-	-	-	-	869	-	-	869
Excess tax benefits from equity incentive plan	-	-	24	-	-	-	-	24
Purchase of ESOP Shares	1,946	-	15	-	-	-	-	15
Common stock repurchased	(554,228)	(6)	(4,455)	-	-	-	-	(4,461)
Issuance of common stock in connection with stock option exercises	34,646	-	293	-	-	(142)	-	151
Issuance of common stock in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	18	-	-	-	-	18
Cash dividends declared ($0.33 per share)	-	-	-	-	-	(8,797)	-	(8,797)
BALANCE, SEPTEMBER 30, 2011	27,648,783	$276	$178,680	$(9,265)	$(1,516)	$51,902	$9,727	$229,804

BALANCE, DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Net income	-	-	-	-	-	4,700	-	4,700
Other comprehensive income	-	-	-	-	-	-	5,751	5,751
Common stock held by ESOP committed to be released (84,261 shares)	-	-	58	424	-	-	-	482
Share-based compensation - stock options	-	-	577	-	-	-	-	577
Share-based compensation - equity incentive plan	-	-	-	-	858	-	-	858
Excess tax benefits from equity incentive plan	-	-	11	-	-	-	-	11
Common stock repurchased	(1,858,708)	(18)	(13,928)	-	-	-	-	(13,946)
Issuance of common stock in connection with stock option exercises	237,313	2	1,943	-	-	(904)	-	1,041
Excess tax benefits in connection with stock option exercises	-	-	240	-	-	-	-	240
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(7,045)	-	(7,045)
BALANCE, SEPTEMBER 30, 2012	25,296,855	$253	$162,516	$(8,695)	$(370)	$44,486	$13,467	$211,657
See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED
(Dollars in thousands)
	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$4,700	$4,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	698	529
Depreciation and amortization of premises and equipment	792	860
Net amortization of premiums and discounts on securities and mortgage loans	3,139	2,522
Net amortization of premiums on modified debt	376	140
Share-based compensation expense	1,435	1,465
Amortization of ESOP expense	482	556
Excess tax shortfalls (benefits) from equity incentive plan	(11)	(24)
Excess tax benefits in connection with stock option exercises	(240)	(18)
Net gains on sales of securities	(1,856)	(208)
Other than temporary impairment losses on securities	-	102
Loss on sale of other real estate owned	-	25
Deferred income tax benefit	(154)	(156)
Income from bank-owned life insurance	(1,132)	(1,150)
Changes in assets and liabilities:
Accrued interest receivable	(534)	89
Other assets	64	1,034
Other liabilities	1,216	790
Net cash provided by operating activities	8,975	10,901
INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(308,680)	(186,024)
Proceeds from sales	218,397	157,999
Proceeds from calls, maturities, and principal collections	64,889	55,543
Purchase of residential mortgages	(56,559)	(52,490)
Loan originations and principal payments, net	27,572	15,686
Purchase of Federal Home Loan Bank of Boston stock	(1,802)	(156)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	195	-
Proceeds from sale of other real estate owned	-	198
Purchases of premises and equipment	(1,012)	(388)
Purchase of bank-owned life insurance	(2,600)	(2,000)
Surrender of bank-owned life insurance	1,585	-
Net cash used in investing activities	(58,015)	(11,632)
FINANCING ACTIVITIES:
Net increase in deposits	21,450	20,179
Net change in short-term borrowings	(11,633)	(7,393)
Repayment of long-term debt	(53,231)	(5,150)
Proceeds from long-term debt	102,701	14,099
Cash dividends paid	(7,045)	(8,797)
Common stock repurchased	(13,946)	(4,461)
Issuance of common stock in connection with stock option exercises	1,041	151
Excess tax benefits in connection with equity incentive plan	11	24
Excess tax benefits in connection with stock option exercises	240	18
Purchase of common stock in connection with employee benefit program	-	15
Net cash provided by financing activities	39,588	8,685

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(9,452)	7,954
Beginning of period	21,105	11,611
End of period	$11,653	$19,565

Supplemental cashflow information:
Transfer of loans to other real estate owned	$-	$1,130
Interest paid	9,501	11,163
Taxes paid	2,014	701
Securities pending settlement	352	-
See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2012, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and nine months ended September 30, 2012 and 2011 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income applicable to common stock	$1,387	$1,494	$4,700	$4,345

Average number of common shares outstanding	25,643	27,778	26,264	27,979
Less: Average unallocated ESOP Shares	(1,244)	(1,328)	(1,265)	(1,349)
Average ungranted equity incentive plan shares	(7)	(7)	(7)	(22)

Average number of common shares outstanding used to calculate basic earnings per common share	24,392	26,443	24,992	26,608

Effect of dilutive stock options	1	101	24	115

Average number of common shares outstanding used to calculate diluted earnings per common share	24,393	26,544	25,016	26,723

Basic earnings per share	$0.06	$0.06	$0.19	$0.16

Diluted earnings per share	$0.06	$0.06	$0.19	$0.16

Antidilutive shares (1)	1,670	1,662	1,665	1,631

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

The components of accumulated other comprehensive income (loss) included in shareholders’ equity are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available for sale	$24,362	$16,225
Tax effect	(8,372)	(5,573)
Net-of-tax amount	15,990	10,652

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	-	(501)
Tax effect	-	170
Net-of-tax amount	-	(331)

Unrecognized transition asset pertaining to defined benefit plans	24	32
Unrecognized deferred loss pertaining to defined benefit plans	(3,847)	(3,978)
Net adjustments pertaining to defined benefit plans	(3,823)	(3,946)
Tax effect	1,300	1,341
Net-of-tax amount	(2,523)	(2,605)

	$13,467	$7,716

The following table presents changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011 by component:

	Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2011	$10,321	$(2,605)	$7,716
Current-period other comprehensive income	5,669	82	5,751
Balance at September 30, 2012	$15,990	$(2,523)	$13,467

Balance at December 31, 2010	$(3,774)	$(1,742)	$(5,516)
Current-period other comprehensive income	15,191	52	15,243
Balance at September 30, 2011	$11,417	$(1,690)	$9,727

4.      SECURITIES

Securities available for sale are summarized as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$363,814	$12,874	$(319)	$376,369
U.S. government guaranteed mortgage-backed securities	132,263	6,494	-	138,757
Corporate bonds	52,194	1,547	-	53,741
State and municipal bonds	40,076	2,344	(1)	42,419
Government-sponsored enterprise obligations	30,402	1,312	-	31,714
Mutual funds	5,940	161	(49)	6,052
Common and preferred stock	1,349	18	(19)	1,348

Total	$626,038	$24,750	$(388)	$650,400

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$377,447	$8,802	$(22)	$386,227
U.S. government guaranteed mortgage-backed securities	148,938	3,937	-	152,875
Private-label residential mortgage-backed securities	2,068	-	(501)	1,567
State and municipal bonds	43,393	2,481	-	45,874
Government-sponsored enterprise obligations	23,761	991	-	24,752
Mutual funds	5,813	99	(58)	5,854
Common and preferred stock	393	6	(11)	388

Total	$601,813	$16,316	$(592)	$617,537

U.S. government guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank (“FHLB”) of Boston are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale at September 30, 2012, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$35,414	$37,137
Due after ten years	460,663	477,989
Total	$496,077	$515,126

Debt securities:
Due in one year or less	$2,141	$2,161
Due after one year through five years	38,158	39,890
Due after five years through ten years	61,869	64,393
Due after ten years	20,504	21,430
Total	$122,672	$127,874

Gross realized gains and losses on sales of securities for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Gross gains realized	$175	$528	$2,909	$1,407
Gross losses realized	(1)	(397)	(1,053)	(1,199)
Net gain realized	$174	$131	$1,856	$208

Proceeds from the sale of securities available for sale amounted to $218.4 million and $158.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The tax provision applicable to net realized gains was $59,000 and $641,000 for the three and nine months ended September 30, 2012, respectively.  The tax provision applicable to net realized gains was $44,000 and $73,000 for the three and nine months ended September 30, 2011, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$(319)	$30,869	$-	$-
State and municipal bonds	(1)	1,191	-	-
Mutual funds	-	-	(49)	1,687
Common and preferred stock	(19)	20	-	-

Total	$(339)	$32,080	$(49)	$1,687

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$(22)	$14,652	$-	$-
Private-label residential mortgage-backed securities	-	-	(501)	1,567
Mutual funds	-	-	(58)	1,626
Common and preferred stock	-	-	(11)	28

Total	$(22)	$14,652	$(570)	$3,221

At September 30, 2012, eight government-sponsored mortgage-backed securities had gross unrealized losses with aggregate depreciation of 1.0% from our amortized cost basis existing for less than 12 months.  At September 30, 2012, one municipal bond had gross unrealized loss of 0.1% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At September 30, 2012, one mutual fund had a gross unrealized loss with depreciation of 2.8% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund that invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)

Beginning balance	$442	$425
Reductions for securities sold during the period	(442)	(85)
Additional credit losses for which other-than-temporary impairment charge was previously recognized	-	102
Ending balance	$-	$442

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2012	2011
	(In thousands)

Commercial real estate	$240,420	$232,491
Residential real estate	189,012	155,994
Home equity	34,753	36,464
Commercial and industrial	115,437	125,739
Consumer	2,030	2,451
Total loans	581,652	553,139
Unearned premiums and deferred loan fees and costs, net	1,080	1,017
Allowance for loan losses	(8,176)	(7,764)
	$574,556	$546,392

During the nine months ended September 30, 2012 and 2011, we purchased residential real estate loans aggregating $56.6 million and $52.5 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At September 30, 2012 and December 31, 2011, we serviced loans for participants aggregating $7.7 million and $5.7 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2012 and 2011 is as follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Three Months Ended	(In thousands)
September 30, 2012
Beginning Balance	$1,800	$3,517	$2,734	$14	$8,065
Provision	106	(43)	150	5	218
Charge-offs	(115)	-	-	(8)	(123)
Recoveries	-	14	-	2	16
Ending Balance	$1,791	$3,488	$2,884	$13	$8,176

September 30, 2011
Beginning Balance	$1,190	$3,041	$2,824	$18	$7,073
Provision	272	(2)	(254)	(1)	15
Charge-offs	-	-	(10)	(6)	(16)
Recoveries	4	3	1	7	15
Ending Balance	$1,466	$3,042	$2,561	$18	$7,087

Nine Months Ended
September 30, 2012
Beginning Balance	$1,531	$3,504	$2,712	$17	$7,764
Provision	410	115	167	6	698
Charge-offs	(155)	(195)	-	(19)	(369)
Recoveries	5	64	5	9	83
Ending Balance	$1,791	$3,488	$2,884	$13	$8,176

September 30, 2011
Beginning Balance	$877	$3,182	$2,849	$26	$6,934
Provision	583	(104)	64	(14)	529
Charge-offs	(2)	(175)	(442)	(13)	(632)
Recoveries	8	139	90	19	256
Ending Balance	$1,466	$3,042	$2,561	$18	$7,087

Further information pertaining to the allowance for loan losses by segment at September 30, 2012, and December 31, 2011 follows:

	Residential Real Estate	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2012
Allowance for loan losses:
Individually evaluated for loss potential	$70	$407	$486	$-	$963
Collectively evaluated for loss potential	1,721	3,081	2,398	13	7,213
Total	$1,791	$3,488	$2,884	$13	$8,176

Loans outstanding:
Individually evaluated for loss potential	$302	$15,518	$1,596	$-	$17,416
Collectively evaluated for loss potential	223,463	224,902	113,841	2,030	564,236
Total	$223,765	$240,420	$115,437	$2,030	$581,652

December 31, 2011
Allowance for loan losses:
Individually evaluated for loss potential	$109	$449	$39	$0	$597
Collectively evaluated for loss potential	1,422	3,055	2,673	17	7,167
Total	$1,531	$3,504	$2,712	$17	$7,764

Loans outstanding:
Individually evaluated for loss potential	$422	$15,739	$1,145	$0	$17,306
Collectively evaluated for loss potential	192,036	216,752	124,594	2,451	535,833
Total	$192,458	$232,491	$125,739	$2,451	$553,139

The following is a summary of past due and non-accrual loans by class at September 30, 2012, and December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans in Non-Accrual
	(In thousands)
September 30, 2012
Residential real estate:
Residential 1-4 family	$289	$517	$307	$1,113	$-	$945
Home equity	167	-	-	167	-	108
Commercial real estate	398	72	966	1,436	-	1,597
Commercial and industrial	125	-	144	269	-	225
Consumer	9	-	23	32	-	23
Total	$988	$589	$1,440	$3,017	$-	$2,898

December 31, 2011
Residential real estate:
Residential 1-4 family	$562	$-	$184	$746	$-	$670
Home equity	128	-	204	332	-	230
Commercial real estate	840	-	740	1,580	-	1,879
Commercial and industrial	111	183	-	294	-	154
Consumer	22	2	-	24	-	-
Total	$1,663	$185	$1,128	$2,976	$-	$2,933

The following is a summary of impaired loans by class at September 30, 2012, and December 31, 2011:

				Three Months Ended		Nine Months Ended
	At September 30, 2012			September 30, 2012		September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$117	$125	$-	$118	$-	$119	$-
Commercial real estate	1,597	1,798	-	1,610	-	1,572	-
Commercial and industrial	45	45	-	23	-	8	-
Total	1,759	1,968	-	1,751	-	1,699	-

Impaired loans with a valuation allowance:
Residential real estate	185	185	70	186	-	186	-
Home equity	-	-	-	58	-	96	-
Commercial real estate	13,921	13,921	407	13,959	149	14,019	496
Commercial and industrial	1,551	1,561	486	1,365	11	1,237	32
Total	15,657	15,667	963	15,568	160	15,538	528

Total impaired loans	$17,416	$17,635	$963	$17,319	$160	$17,237	$528

				Three Months Ended		Nine Months Ended
	At December 31, 2011			September 30, 2011		September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$120	$126	$-	$122	$-	$123	$-
Commercial real estate	1,545	1,679	-	1,591	-	1,660	-
Commercial and industrial	-	-	-	-	-	465	-
Total	1,665	1,805	-	1,713	-	2,248	-

Impaired loans with a valuation allowance:
Residential real estate	187	187	70	115	-	58	-
Home equity	115	115	39	-	-	-	-
Commercial real estate	14,194	14,225	449	14,204	198	11,843	542
Commercial and industrial	1,145	1,150	39	1,147	11	982	44
Total	15,641	15,677	597	15,466	209	12,883	586

Total impaired loans	$17,306	$17,482	$597	$17,179	$209	$15,131	$586

No interest income was recognized for impaired loans on a cash-basis method during the three and nine months ended September 30, 2012 or 2011.

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

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	-	$-	$-	5	$14,887	$14,887
Commercial and Industrial	1	45	45	3	1,184	1,184
Total	1	$45	$45	8	$16,071	$16,071

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	-	$-	$-	1	$14,000	$14,000
Commercial and Industrial	-	-	-	1	1,000	1,000
Total	-	$-	$-	2	$15,000	$15,000

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	4	$966	-	$-
Commercial and Industrial	1	142	-	-
Residential	-	-	1	120
Total	5	$1,108	1	$120

As of September 30, 2012, we have committed to lend an additional $130,000 to one customer with outstanding loans that are classified as TDRs. This loan will be used for building improvements to generate rental income. There were no charge-offs on TDRs during the nine months ended September 30, 2012.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $8.5 million and $10.1 million at September 30, 2012, and December 31, 2011, respectively.  We engage an independent third-party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at September 30, 2012, and December 31, 2011:

	Residential 1-4 Family	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2012
Loans rated 1 – 3	$188,067	$34,645	$195,959	$84,741	$2,030	$505,442
Loans rated 4	-	-	18,591	7,301	-	25,892
Loans rated 5	-	-	3,326	4,836	-	8,162
Loans rated 6	945	108	22,544	18,559	-	42,156
	$189,012	$34,753	$240,420	$115,437	$2,030	$581,652

December 31, 2011
Loans rated 1 – 3	$155,324	$36,234	$182,453	$87,287	$2,451	$463,749
Loans rated 4	-	-	22,855	16,129	-	38,984
Loans rated 5	-	-	7,104	7,678	-	14,782
Loans rated 6	670	230	19,885	14,645	-	35,430
Loans rated 7	-	-	194	-	-	194
	$155,994	$36,464	$232,491	$125,739	$2,451	$553,139

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,560,101 stock options, respectively, to our directors, officers, and employees.

Stock award allocations are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  No stock awards were granted during the three and nine months ended September 30, 2012. At September 30, 2012, 6,941 stock awards were available for future grants.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

No stock options were granted during the three and nine months ended September 30, 2012.  All stock awards and stock options currently vest at 20% per year.  At September 30, 2012, 56,232 stock options were available for future grants.

Our stock award and stock option plans activity for the nine months ended September 30, 2012 and 2011 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	155,206	$9.54	1,907,744	$9.32
Stock options exercised	-	-	(237,313)	4.39
Stock award vested	(4,006)	10.11	-
Outstanding at September 30, 2012	151,200	$9.52	1,670,431	$10.02

Outstanding at December 31, 2010	248,612	$9.92	1,911,485	$9.08
Granted	28,000	8.13	78,000	10.04
Stock options exercised	-	-	(34,646)	4.39
Stock awards vested	(9,606)	10.07	-	-
Outstanding at September 30, 2011	267,006	$9.72	1,954,839	$9.20

We recorded compensation costs relating to stock options of $185,000 and $197,000 with related tax benefits of $51,000 and $51,000 for the three months ended September 30, 2012 and 2011, respectively. We recorded compensation costs relating to stock options of $577,000 and $596,000 with related tax benefits of $153,000 and $156,000 for the nine months ended September 30, 2012 and 2011, respectively.

We recorded compensation cost related to the stock awards of $282,000 and $288,000 for the three months ended September 30, 2012 and 2011, respectively. We recorded compensation cost related to the stock awards of $858,000 and $869,000 for the nine months ended September 30, 2012 and 2011, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLB were $5.0 million and $36.0 million at September 30, 2012, and December 31, 2011, respectively. Advances on the line of credit with the FHLB were $8.7 million at September 30, 2012.  There were no advances outstanding on the line of credit at December 31, 2011. Customer repurchase agreements were $27.7 million at September 30, 2012, and $17.0 million at December 31, 2011.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at September 30, 2012, and December 31, 2011, were held by commercial customers.

Long-term debt consists of FHLB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At September 30, 2012, we had $210.4 million in long-term debt with the FHLB and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $160.6 million in long-term debt with FHLB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2011.  Customer repurchase agreements were $5.4 million at September 30, 2012, and December 31, 2011, respectively.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

During the first quarter of 2012, advances totaling $40.2 million with an average rate of 2.16% were modified.  A prepayment penalty of $1.7 million was paid upon modification and is being amortized to interest expense on a level yield method over the remaining maturity of the modified advances.

During the third quarter of 2012, advances totaling $20.0 million with an average rate of 3.67% were modified by extending their maturity dates and lowering the average rate to 2.82%. No prepayment penalty was paid on the transaction.

All FHLB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$279	$247	$815	$742
Interest cost	200	223	600	668
Expected return on assets	(218)	(219)	(649)	(656)
Transition asset	(3)	(3)	(8)	(8)
Actuarial loss	44	29	131	87
Net periodic pension cost	$302	$277	$889	$833

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2012.  No contributions have been made to the plan for the three and nine months ended September 30, 2012.  The Trustee for the pension plan was changed prior to September 30, 2012.  The pension plan assets are now invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan provider.

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

Fair Value Hierarchy

We group our assets generally measured at fair value in three levels, based on the markets in which the assets or liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Securities– Fair value of securities are primarily measured using unadjusted information from an independent pricing service. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank and other restricted stock - These investments are carried at cost which is their estimated redemption value.

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$376,369	$-	$376,369
U.S. government guaranteed mortgage-backed securities	-	138,757	-	138,757
Corporate Bonds	-	53,741	-	53,741
State and municipal bonds	-	42,419	-	42,419
Government-sponsored enterprise obligations	-	31,714	-	31,714
Mutual funds	6,052	-	-	6,052
Common and preferred stock	1,348	-	-	1,348
Total assets	$7,400	$643,000	$-	$650,400

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$386,227	$-	$386,227
U.S. government guaranteed mortgage-backed securities	-	152,875	-	152,875
Private-label residential mortgage-backed securities	-	1,567	-	1,567
State and municipal bonds	-	45,874	-	45,874
Government-sponsored enterprise obligations	-	24,752	-	24,752
Mutual funds	5,854	-	-	5,854
Common and preferred stock	388	-	-	388
Total assets	$6,242	$611,295	$-	$617,537

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2012 and 2011.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2012 and 2011.

	At			Three Months Ended	Nine Months Ended
	September 30, 2012			September 30, 2012	September 30, 2012
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$-	$-	$1,100	$(352)	$(196)
Total Assets	$-	$-	$1,100	$(352)	$(196)

	At			Three Months Ended	Nine Months Ended
	September 30, 2011			September 30, 2011	September 30, 2011
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$-	$-	$1,079	$8	$(240)
Total Assets	$-	$-	$1,079	$8	$(240)

	At
	December 31, 2011

	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$-	$-	$1,181
Other real estate owned	-	-	1,130

Total assets	$-	$-	$2,311

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral using a market approach less selling costs.  During the three and nine months ended September 30, 2012, there were no fair value adjustments on other real estate owned.

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2012 and 2011.  We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	September 30, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$11,653	$11,653	$-	$-	$11,653
Securities available for sale	650,400	7,400	643,000	-	650,400
Federal Home Loan Bank of Boston and other restricted stock	14,045	-	-	14,045	14,045
Loans - net	574,556	-	-	597,119	597,119
Accrued interest receivable	4,556	-	-	4,556	4,556

Liabilities:
Deposits	754,408	-	-	757,416	757,416
Short-term borrowings	41,352	-	41,352	-	41,352
Long-term debt	297,166	-	312,234	-	312,234
Accrued interest payable	525	-	-	525	525

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$21,105	$21,105
Securities available for sale	617,537	617,537
Federal Home Loan Bank of Boston and other restricted stock	12,438	12,438
Loans - net	546,392	552,422
Accrued interest receivable	4,022	4,022

Liabilities:
Deposits	732,958	731,294
Short-term borrowings	52,985	52,982
Long-term debt	247,320	258,470
Accrued interest payable	656	656

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

You should read the following financial results for the three and nine months ended September 30, 2012 in the context of this strategy.

●
Net income was $1.4 million, or $0.06 per diluted share, for the quarter ended September 30, 2012, compared to $1.5 million, or $0.06 per diluted share, for the same period in 2011.   For the nine months ended September 30, 2012, net income was $4.7 million, or $0.19 per diluted share, compared to $4.3 million, or $0.16 per diluted share, for the same period in 2011.

●
The provision for loan losses was $218,000 and $15,000 for the three months ended September 30, 2012 and 2011and $698,000 and $529,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in provision for loan losses was due to an increase in the balance of commercial real estate loans and residential real estate loans, partially offset by a decrease in commercial and industrial loans.  The provision for loan losses increased for commercial and industrial loans due to valuation allowances on a single loan relationship.

●
Net interest income was $7.7 million and $7.6 million for the three months ended September 30, 2012 and 2011.  The net interest margin, on a tax-equivalent basis, was 2.52% for the three months ended September 30, 2012, compared to 2.64% for the same period in 2011.  For the nine months ended September 30, 2012 and 2011, net interest income was $22.8 million and $23.0 million.  The net interest margin, on a tax-equivalent basis, was 2.55% for the nine months ended September 30, 2012, compared to 2.69% for the same period in 2011.  The decrease in the net interest margin for both the three and nine months ended September 30, 2012 and 2011 was due to the yield on interest-earning assets decreasing 33 and 35 basis points, respectively, as a result of the low interest rate environment.   These decreases were partially offset by decreases of 27 and 28 basis points, respectively, in the cost of interest-bearing liabilities for the three and nine months ended September 30, 2012 and 2011.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Total assets were $1.3 billion at September 30, 2012, showing an increase of $53.8 million compared to December 31, 2011.  Securities increased $34.4 million to $664.4 million at September 30, 2012, from $630.0 million at December 31, 2011.  Securities were funded by growth in deposits and long-term borrowings.

Total loans increased by $28.5 million to $582.7 million at September 30, 2012, from $554.2 million at December 31, 2011.  Residential loans increased $31.3 million to $223.8 million at September 30, 2012, from $192.5 million at December 31, 2011.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $63.0 million in residential loans within and contiguous to our market area.  Beginning in the third quarter of 2012, we began to refer low rate residential loans back to the third-party mortgage company, rather than retaining them on our balance sheet.

Commercial real estate loans increased $7.9 million to $240.4 million at September 30, 2012, from $232.5 at December 31, 2011.  Owner occupied commercial real estate loans decreased $666,000 to $109.0 million at September 30, 2012, from $109.7 million at December 31, 2011, while non-owner occupied commercial real estate loans increased $8.6 million to $131.4 million at September 30, 2012, from $122.8 million at December 31, 2011 primarily due to new loan originations. This was offset by a decrease in commercial and industrial loans of $10.3 million to $115.4 million at September 30, 2012.  In addition to normal loan payoffs and pay downs, commercial and industrial loans were impacted by lower utilization of lines of credit, which decreased $3.7 million from December 31, 2011.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans remained consistent at $2.9 million at September 30, 2012 and December 31, 2011.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $379,000 and $240,000 for the nine months ended September 30, 2012 and 2011, respectively.  At both September 30, 2012 and December 31, 2011, we had $1.1 million in foreclosed real estate.  At September 30, 2012 and December 31, 2011, our nonperforming loans to total loans were 0.50% and 0.53%, respectively, while our nonperforming assets to total assets were 0.31% and 0.32%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying consolidated financial statements.

Total deposits increased $21.4 million to $754.4 million at September 30, 2012, from $733.0 million at December 31, 2011.  The increase in deposits was due to a $19.3 increase in savings and money market accounts, which were $264.9 million and $245.6 million at September 30, 2012 and December 31, 2011, respectively.  This was the result of a relationship-based money market product established in second half of 2011 which continues to grow.  Time deposit accounts increased $3.4 million to $319.2 million at September 30, 2012, from $315.8 million at December 31, 2011.  Checking accounts decreased $1.3 million to $170.3 million at September 30, 2012 from $171.6 million at December 31, 2011.  We modified the interest rate structure on consumer checking accounts which resulted in some funds from consumer checking shifting to the relationship-based money market account.

Short-term borrowings decreased $11.6 million to $41.4 million at September 30, 2012 from $53.0 million at December 31, 2011.  Long-term debt increased $49.9 million to $297.2 million from $247.3 million at December 31, 2011.  The change in our short-term and long-term borrowings was to take advantage of long-term low cost funding in this interest rate environment.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity was $211.7 million and $219.0 million, which represented 16.1% and 17.3% of total assets at September 30, 2012 and December 31, 2011, respectively.  The decrease in shareholders’ equity reflects the repurchase of 1.9 million shares of our common stock at a cost of $13.9 million pursuant to our stock repurchase program, and the payment of regular and special dividends amounting to $7.0 million.  This was partially offset by net income of $4.7 million for the nine months ended September 30, 2012, an increase in other comprehensive income of $5.8 million primarily due to the change in market value of securities, and an increase of $3.2 million related to the recognition of share-based compensation and the exercise of 237,313 stock options.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

General

Net income was $1.4 million, or $0.06 per diluted share, for the quarter ended September 30, 2012, compared to $1.5 million, or $0.06 per diluted share, for the same period in 2011.  Net interest income was $7.7 million and $7.6 million for the three months ended September 30, 2012 and 2011, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2012 and 2011, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2012			2011
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$585,612	$6,517	4.45%	$547,539	$6,498	4.75%
Securities(2)	643,701	4,521	2.81	608,580	4,881	3.21
Other investments - at cost	15,920	23	0.58	14,048	14	0.40
Short-term investments(3)	5,220	1	0.08	8,080	-	0.00
Total interest-earning assets	1,250,453	11,062	3.54	1,178,247	11,393	3.87
Total noninterest-earning assets	66,183			69,586

Total assets	$1,316,636			$1,247,833

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$58,845	54	0.37	$86,425	172	0.80
Savings accounts	93,831	39	0.17	103,297	112	0.43
Money market accounts	176,729	197	0.45	104,479	165	0.63
Time certificates of deposit	316,612	1,215	1.54	326,909	1,362	1.67
Total interest-bearing deposits	646,017	1,505		621,110	1,811
Short-term borrowings and long-term debt	343,696	1,645	1.91	300,448	1,744	2.32
Interest-bearing liabilities	989,713	3,150	1.27	921,558	3,555	1.54
Noninterest-bearing deposits	104,402			93,139
Other noninterest-bearing liabilities	11,075			9,179
Total noninterest-bearing liabilities	115,477			102,318

Total liabilities	1,105,190			1,023,876
Total equity	211,446			223,957
Total liabilities and equity	$1,316,636			$1,247,833
Less: Tax-equivalent adjustment(2)		(209)			(219)
Net interest and dividend income		$7,703			$7,619
Net interest rate spread(4)			2.27%			2.33%
Net interest margin(5)			2.52%			2.64%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.35			127.85
________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$452	$(433)	$19
Securities (1)	282	(642)	(360)
Other investments - at cost	2	7	9
Short-term investments	-	1	1
Total interest-earning assets	736	(1,067)	(331)

Interest-bearing liabilities
NOW accounts	(55)	(63)	(118)
Savings accounts	(10)	(63)	(73)
Money market accounts	114	(82)	32
Time deposits	(43)	(104)	(147)
Short-term borrowing and long-time debt	251	(350)	(99)
Total interest-bearing liabilities	257	(662)	(405)
Change in net interest and dividend income	$479	$(405)	$74
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.7 million and $7.6 million for the three months ended September 30, 2012 and 2011, respectively.  The net interest margin, on a tax-equivalent basis, was 2.52% for the three months ended September 30, 2012, compared to 2.64% for the same period in 2011.

Interest on earning-assets, on a tax-equivalent basis, decreased $331,000 to $11.1 million for the three months ended September 30, 2012, from $11.4 million for the same period in 2011. The average yield on interest-earning assets decreased 33 basis points to 3.54% for the three months ended September 30, 2012, from 3.87% for the same period in 2011.  The average yield on interest-earning assets decreased primarily due to rapid prepayments in the mortgage-backed securities portfolio.  Cash flows from their pay downs were subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans and securities, as loans increased $38.1 million and securities increased $35.1 million for the three months ended September 30, 2012.

The decrease in interest income was offset by a decrease in interest expense.  Interest expense decreased $405,000 to $3.2 million for the three months ended September 30, 2012, from $3.6 million for the same period in 2011.  The average cost of interest-bearing liabilities decreased 27 basis points to 1.27% for the three months ended September 30, 2012, from 1.54% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings and long-term debt.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2012 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in commercial real estate and residential real estate loans, partially offset by a decrease in commercial and industrial loans.  After evaluating these factors, we provided $218,000 for loan losses for the three months ended September 30, 2012, compared to $15,000 for the same period in 2011.  Provision for loan losses decreased for commercial real estate loans due to improvements in credit quality and reductions in valuation allowances on impaired loans resulting from discounted cash flows.  The provision for loan losses increased for commercial and industrial loans due to valuation allowances on a single loan relationship. The allowance was $8.2 million at September 30, 2012 and $8.1 million at June 30, 2012.  The allowance for loan losses was 1.40% of total loans at September 30, 2012 and 1.38% at June 30, 2012.

Commercial real estate loans increased $6.1 million to $240.4 million at September 30, 2012, from $234.3 million at June 30, 2012.  Residential real estate loans increased $1.0 million to $223.8 million compared to June 30, 2012.  Commercial and industrial loans decreased $8.3 million to $115.4 million at September 30, 2012, from $123.7 million at June 30, 2012.   A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Net charge-offs were $107,000 for the three months ended September 30, 2012.  This was comprised of charge-offs of $123,000 for the three months ended September 30, 2012, offset by recoveries of $16,000 for the same period.

Net charge-offs were $1,000 for the three months ended September 30, 2011.  This was comprised of charge-offs of $16,000 for the three months ended September 30, 2011, offset by recoveries of $15,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $238,000 to $1.2 million for the three months ended September 30, 2012, compared to $943,000 for the same period in 2011.  Income from service charges and fees increased $116,000 to $617,000 for the three months ended September 30, 2012, compared to $501,000 for the same period in 2011.  This increase was primarily due to a $65,000 increase in the fees from the third-party mortgage company.  In the third quarter 2012, we began to refer low rate residential loans to the mortgage company, rather than retaining them on our balance sheet.

In addition, fees collected from card-based transactions increased $48,000 for the three months ended September 30, 2012 which reflects an increase in customer debit card and automated teller machine transactions.  Gains on the sales of securities increased $43,000 to $174,000 for the three months ended September 30, 2012, compared to $131,000 for the same period for 2011.

Noninterest Expense

Noninterest expense increased $159,000 to $6.8 million for the three months ended September 30, 2012, compared to $6.6 million for the same period in 2011. Salaries and benefits increased $191,000 to $4.2 million for the three months ended September 30, 2012.  This was mainly the result of new personnel, particularly in the commercial lending and compliance divisions, along with normal increases in this category.  Computer operations expense increased $71,000 to $544,000 for the three months ended September 30, 2012.  This was primarily due to an increase in data processing expense and the implementation of new customer relationship-management software and a risk management platform in the three months ended September 30, 2012.

Professional fees expense decreased $92,000 to $432,000 for the three months ended September 30, 2012, compared to the same period in 2011.  This was primarily the result of a $156,000 decrease in legal expenses due to general corporate matters and strategic initiatives during the 2011 period.  FDIC insurance expense decreased $55,000 for the three months ended September 30, 2012 primarily due to a decreased in our assessment rating.

Income Taxes

For the three months ended September 30, 2012, we had a tax provision of $481,000 as compared to $414,000 for the same period in 2011.  The effective tax rate was 25.7% for the three months ended September 30, 2012, and 21.7% for the same period in 2011.  The change in effective tax rate from September 30, 2011, is primarily due to the redemption of BOLI which resulted in an additional income tax provision of $160,000, or 8.6% of income before income taxes for the quarter ended September 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

General

Net income was $4.7 million, or $0.19 per diluted share, for the nine months ended September 30, 2012, as compared to $4.3 million, or $0.16 per diluted share, for the same period in 2011.  Net interest and dividend income was $22.8 million for the nine months ended September 30, 2012, and $23.0 million for the same period in 2011.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2012 and 2011, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2012			2011
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$569,820	$19,353	4.53%	$533,222	$19,057	4.77%
Securities(2)	637,095	13,712	2.87	620,136	15,632	3.36
Other investments - at cost	15,072	70	0.62	14,004	46	0.44
Short-term investments(3)	9,773	2	0.03	6,918	1	0.02
Total interest-earning assets	1,231,760	33,137	3.59	1,174,280	34,736	3.94
Total noninterest-earning assets	65,905			71,294

Total assets	$1,297,665			$1,245,574

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$63,019	221	0.47	$87,864	630	0.96
Savings accounts	96,034	147	0.20	105,563	427	0.54
Money market accounts	167,758	619	0.49	89,621	430	0.64
Time certificates of deposit	316,001	3,678	1.55	336,689	4,404	1.74
Total interest-bearing deposits	642,812	4,665		619,737	5,891
Short-term borrowings and long-term debt	327,797	4,966	2.02	306,619	5,193	2.26
Interest-bearing liabilities	970,609	9,631	1.32	926,356	11,084	1.60
Noninterest-bearing deposits	101,874			88,408
Other noninterest-bearing liabilities	10,758			9,494
Total noninterest-bearing liabilities	112,632			97,902

Total liabilities	1,083,241			1,024,258
Total equity	214,424			221,316
Total liabilities and equity	$1,297,665			$1,245,574
Less: Tax-equivalent adjustment(2)		(660)			(657)
Net interest and dividend income		$22,846			$22,995
Net interest rate spread(4)			2.26%			2.35%
Net interest margin(5)			2.55%			2.69%
Ratio of average interest-earning
assets to average interest-bearing liabilities			126.91			126.76
___________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$1,308	$(1,012)	$296
Securities(1)	427	(2,347)	(1,920)
Other investments - at cost	4	20	24
Short-term investments	-	1	1
Total interest-earning assets	1,739	(3,338)	(1,599)

Interest-bearing liabilities
NOW accounts	(178)	(231)	(409)
Savings accounts	(39)	(241)	(280)
Money market accounts	375	(186)	189
Time deposits	(271)	(455)	(726)
Short-term borrowing and long-time debt	359	(586)	(227)
Total interest-bearing liabilities	246	(1,699)	(1,453)
Change in net interest and dividend income	$1,493	$(1,639)	$(146)
_________________________________
(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income decreased $149,000 to $22.8 million for the nine months ended September 30, 2012, from $23.0 million for the same period in 2011.  Interest and dividend income, on a tax-equivalent basis, decreased $1.6 million to $33.1 million for the nine months ended September 30, 2012, from $34.7 million for the same period in 2011.  The net interest margin, on a tax-equivalent basis, was 2.55% for the nine months ended September 30, 2012, as compared to 2.69% for the same period in 2011.

The average yield on interest-earning assets decreased 35 basis points to 3.59% for the nine months ended September 30, 2012, from 3.94% for the same period in 2011.  The average yield on interest-earning assets decreased due to cash flows from their pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in average yield was partially mitigated by increases in the average balances of loans and securities.  The average balance of loans increased $36.6 million while the average balance of securities increased $17.0 million for the nine months ended September 30, 2012.

The decrease in interest income was offset by a decrease in interest expense.  Interest expense decreased $1.5 million to $9.6 million for the nine months ended September 30, 2012, from $11.1 million for the same period in 2011.  The average cost of interest-bearing liabilities decreased 28 basis points to 1.32% for the nine months ended September 30, 2012, from 1.60% for the same period in 2011.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits and short and long-term borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2012, was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in residential real estate loans and commercial real estate loans, partially offset by a decrease in commercial and industrial loans and net loan charge-offs.  After evaluating these factors, we provided $698,000 for loan losses for the nine months ended September 30, 2012, compared to $529,000 for the same period in 2011.  After evaluating these factors, we provided $218,000 for loan losses for the three months ended September 30, 2012, compared to $15,000 for the same period in 2011.  Provision for loan losses decreased for commercial real estate loans due to improvements in credit quality and reductions in valuation allowances on impaired loans resulting from discounted cash flows. Provision for loan loss increased for commercial and industrial loans due to valuation allowances on a single loan relationship. The allowance was $8.2 million at September 30, 2012, and $7.8 million at December 31, 2011.  The allowance for loan losses was 1.41% and 1.40% of total loans at September 30, 2012 and December 31, 2011, respectively.

Residential real estate loans increased $31.3 million to $223.8 million compared to December 31, 2011.  We consider these types of loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  Commercial real estate loans increased $7.9 million to $240.4 million at September 30, 2012, from $232.5 million at December 31, 2011.  Commercial and industrial loans decreased $10.3 million to $115.4 million at September 30, 2012, from $125.7 million at December 31, 2011.   A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Net charge-offs were $286,000 for the nine months ended September 30, 2012.  This was comprised of charge-offs of $369,000, partially offset by recoveries of $83,000 for the same period.

Net charge-offs were $376,000 for the nine months ended September 30, 2011.  This was comprised of charge-offs of $632,000, partially offset by recoveries of $256,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $1.9 million to $4.6 million for the nine months ended September 30, 2012, from $2.7 million for the same period in 2011.  This was primarily due to $1.9 million in net gains on the sales of securities, compared to $208,000 the same period in 2011.   With mortgage rates declining to new lows, we experienced a high level of prepayment activity in our mortgage-backed securities, which negatively affected the yield of the portfolio.  In an effort to improve portfolio performance, we sold certain mortgage-backed securities that were prepaying rapidly and were expected to continue to prepay.  Rather than receive principal payments back at par value, we sold the securities at a net gain, which created greater economic value for us.

In addition, service charges and fees increased $184,000 to $1.6 million for the nine months ended September 30, 2012, compared to $1.5 million for the same period in 2011.  Fees collected from card-based transactions increased $93,000 which reflects an increase in customer debit card and automated teller machine transactions.  Fees from the third-party mortgage company increased $68,000 for the nine months ended September 30, 2012, compared to the same period in 2011.  In the third quarter 2012, we began to refer low rate residential loans to a mortgage company, rather than retaining them on our balance sheet.

Noninterest Expense

Noninterest expense increased $863,000 for the nine months ended September 30, 2012, to $20.5 million from $19.6 million in the comparable 2011 period.  Salaries and benefits expense increased $883,000 to $12.6 million for the nine months ended September 30, 2012.  This was mainly the result of new personnel, particularly in the commercial lending and compliance divisions, along with normal increases in this category.

Income Taxes

For the nine months ended September 30, 2012, we had a tax provision of $1.6 million as compared to $1.2 million for the same period in 2011.  The effective tax rate was 25.5% for the nine months ended September 30, 2012 and 21.7% for the same period in 2011.  The change in effective tax rate from September 31, 2011, is primarily due to the redemption of BOLI which resulted in an additional income tax provision of $160,000, or 2.5% of income before income taxes for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLB at September 30, 2012, was $67.7 million.

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

At September 30, 2012, we exceeded each of the applicable regulatory capital requirements.  As of September 30, 2012, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of September 30, 2012, and December 31, 2011, are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2012

Total Capital (to Risk Weighted Assets):
Consolidated	$206,061	28.60%	$57,640	8.00%	N/A	-
Bank	197,130	27.44	57,464	8.00	$71,830	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	197,835	27.46	28,820	4.00	N/A	-
Bank	189,370	26.36	28,732	4.00	43,098	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	197,835	15.31	51,690	4.00	N/A	-
Bank	189,370	14.69	51,578	4.00	64,473	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	189,370	14.69	19,342	1.50	N/A	-

December 31, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$216,363	31.60%	$54,780	8.00%	N/A	-
Bank	207,899	30.47	54,590	8.00	$68,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	208,599	30.46	27,390	4.00	N/A	-
Bank	200,673	29.41	27,295	4.00	40,943	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	208,599	16.76	49,796	4.00	N/A	-
Bank	200,673	16.17	49,639	4.00	62,049	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	200,673	16.17	18,615	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  The following table summarizes the contractual obligations and credit commitments at September 30, 2012:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$626	$1,224	$896	$9,525	$12,271

Borrowings and Debt
Federal Home Loan Bank	35,124	45,901	126,062	17,000	224,087
Securities sold under agreements to repurchase	38,131	37,800	-	38,500	114,431
Total borrowings and debt	73,255	83,701	126,062	55,500	338,518

Credit Commitments
Available lines of credit	63,708	-	-	22,731	86,439
Other loan commitments	27,594	3,052	-	809	31,455
Letters of credit	3,085	92	-	91	3,268
Total credit commitments	94,387	3,144	-	23,631	121,162

Total Obligations	$168,268	$88,069	$126,958	$88,656	$471,951

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1) (2)
July 1 - 31, 2012	296,278	(3)	7.45	295,009	136,181
August 1 - 31, 2012	137,450	(4)	7.53	136,181	1,278,560
September 1 - 30, 2012	274,348	(5)	7.41	274,344	1,004,216
Total	708,076		7.45	705,534	1,004,216

(1)
On December 22, 2011, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 1,333,496 shares, or 5 percent of our outstanding shares of common stock.  In January 2012, the new repurchase program commenced upon the completion of the previously announced program in August 2012.

(2)
On August 28, 2012, the Board of Directors authorized a new stock repurchase program under which the Company may purchase up to 1,278,560 shares, or 5% of its outstanding common stock to be effected via a combination of Rule 10b5-1 plans and discretionary share repurchases.  In September 2012, the new repurchase program commenced upon the completion of the previously announced program.  As of September 30, 2012, there were 1,004,216 shares remaining to be purchased under the new repurchase program.

(3)
In July 2012, we repurchased 1,269 shares from certain executives as payment of their tax obligations for shares of restricted stock that vested on July 22, 2012, under our 2002 Recognition and Retention Plan.  These repurchases were reported by each reporting person on July 26, 2012.

(4)	In August 2012, 1,269 shares were repurchased in open-market transactions at a price of $7.62. These shares were not repurchased as part of a publicly announced program.

(5)
In September 2012, 274,344 shares with an average price of $7.41 were repurchased in open-market transactions.  We also repurchased 4 shares with a price of $7.33 from PeoplesUnited, who served as trustee for our 2002 Restricted Stock Plan.  Such shares were the result of rounding from our reorganization in 2007.

There were no sales by us of unregistered securities during the three months ended September 30, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2012.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.)
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
101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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