Form 10-K
period 2012-12-31
WESTFIELD FINANCIAL INC
filed 2013-03-15
CIK 1157647

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012, was $189,524,600.  This amount was based on the closing price as of June 29, 2012 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $7.30 on June 29, 2012.

As of March 5, 2013, the registrant had 22,059,390 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	changes in the regulatory environment;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new line of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context indicates otherwise, all references in this prospectus to “Westfield Financial,” “we,” “us,” “our company,” “corporation” and “our” refer to Westfield Financial, Inc. and its subsidiaries (including the Bank, Elm Street Securities Corporation, WFD Securities, Inc. and WB Real Estate Holdings, LLC).  References to the “Bank” are to Westfield Bank, our wholly-owned bank subsidiary.

PART I

ITEM 1.	BUSINESS

General.  Westfield Financial is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”).  Westfield Financial was formed in 2001 in connection with its reorganization from a federally-chartered mutual holding company to a Massachusetts-chartered stock holding company with the second step conversion being completed in 2007.  The Bank was formed in 1853 and is a federally-chartered savings bank regulated by the Office of Comptroller of the Currency (“OCC”).  As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships.  We believe that this business focus is best for our long-term success and viability, and complements our existing commitment to high quality customer service.

Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by us for the primary purpose of holding qualified securities.  In February 2007, we formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified securities.  In October 2009, we formed WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company, for the primary purpose of holding real property acquired as security for debts previously contracted by the Bank.

Market Area.  We operate 11 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. We also have 12 free-standing ATM locations in Feeding Hills, Holyoke, Southwick Springfield, West Springfield and Westfield, Massachusetts.  Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County in western Massachusetts.  We also recently announced plans to open a full service banking center with branch services, a 24 hour deposit imaging ATM, and a residential and commercial lender at the Granby Village Shops in Granby, Connecticut.  This will be our first location outside of western Massachusetts.  In addition, we provide online banking services through our website located at www.westfieldbank.com.

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

Personnel. As of December 31, 2012, we had 164 full-time employees and 43 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans, and consumer loans.

At December 31, 2012, we had total loans of $593.9 million, of which 49.9% were adjustable rate loans and 50.1% were fixed rate loans.  Commercial real estate loans and commercial and industrial loans totaled $245.8 million and $126.1 million, respectively.  The remainder of our loans at December 31, 2012 consisted of residential real estate loans, home equity loans and consumer loans.  Residential real estate and home equity loans outstanding at December 31, 2012 totaled $219.7 million.  Consumer loans outstanding at December 31, 2012 were $2.4 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$245,764	41.38%	$232,491	42.04%	$221,578	43.57%	$229,061	48.08%	$223,857	46.61%
Residential	185,345	31.21	155,994	28.20	112,680	22.17	64,299	13.50	62,810	13.08
Home equity	34,352	5.78	36,464	6.59	36,116	7.09	34,755	7.29	35,562	7.40
Total real estate loans	465,461	78.37	424,949	76.83	370,374	72.83	328,115	68.87	322,229	67.09

Other loans
Commercial and industrial	126,052	21.22	125,739	22.73	135,250	26.59	145,012	30.44	153,861	32.03
Consumer	2,431	0.41	2,451	0.44	2,960	0.58	3,307	0.69	4,248	0.88
Total other loans	128,483	21.63	128,190	23.17	138,210	27.17	148,319	31.13	158,109	32.91

Total loans	593,944	100.00%	553,139	100.00%	508,584	100.00%	476,434	100.00%	480,338	100.00%

Unearned premiums and net deferred loan fees and costs, net	974		1,017		742		360		593
Allowance for loan losses	(7,794)		(7,764)		(6,934)		(7,645)		(8,796)
Total loans, net	$587,124		$546,392		$502,392		$469,149		$472,135

Loan Maturity and Repricing.  The following table shows the repricing dates or contractual maturity dates as of December 31, 2012.  The table does not reflect prepayments or scheduled principal amortization.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2012
	Residential	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$10,945	$18,677	$43,849	$61,625	$1,237	$-	$136,333

After one year:

One to three years	1,766	502	84,216	21,416	759	-	108,659
Three to five years	2,833	1,710	82,698	25,902	364	-	113,507
Five to ten years	11,218	7,072	24,113	17,109	-	-	59,512
Ten to twenty years	56,568	5,064	8,061	-	-	-	69,693
Over twenty years	102,015	1,327	2,827	-	71	-	106,240
Total due after one year	174,400	15,675	201,915	64,427	1,194	-	457,611

Total amount due:	185,345	34,352	245,764	126,052	2,431	-	593,944

Net deferred loan origination fees and costs and unearned premiums	580	267	(171)	288	10	-	974
Allowance for loan losses	(1,482)	(264)	(3,406)	(2,167)	(13)	(462)	(7,794)

Loans, net	$184,443	$34,355	$242,187	$124,173	$2,428	$(462)	$587,124

The following table presents, as of December 31, 2012, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2013, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential	$168,004	$6,396	$174,400
Home equity	15,675	-	15,675
Commercial real estate	46,711	155,204	201,915
Total real estate loans	230,390	161,600	391,990

Other loans:
Commercial and industrial	61,664	2,763	64,427
Consumer	1,194	-	1,194
Total other loans	62,858	2,763	65,621
Total loans	$293,248	$164,363	$457,611

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Loans:
Balance outstanding at beginning of year	$553,139	$508,584	$476,434

Originations:
Real estate loans:
Residential	2,688	814	1,830
Home equity	9,220	11,451	13,167
Commercial	68,721	32,644	19,174
Total mortgage originations	80,629	44,909	34,171

Commercial and industrial loans	51,521	49,159	41,029
Consumer loans	975	1,351	1,550
Total originations	133,125	95,419	76,750
Purchase of one-to-four family mortgage loans	62,895	58,241	61,880
	196,020	153,660	138,630

Less:
Principal repayments, unadvanced funds and other, net	154,547	108,729	96,846
Loan charge-offs, net	668	376	9,634
Total deductions	155,215	109,105	106,480
Balance outstanding at end of year	$593,944	$553,139	$508,584

Commercial and Industrial Loans.  We offer commercial and industrial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt.  We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans.  At December 31, 2012, our commercial and industrial loan portfolio consisted of 1,116 loans, totaling $126.1 million, or 21.2% of our total loans. Our commercial loan team includes nine commercial loan officers, one business development manager, five credit analysts and one portfolio manager.  We may hire additional commercial loan officers on an as needed basis.

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

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, which comprises approximately 5.3% of the total loan portfolio as of December 31, 2012. At December 31, 2012, our largest commercial and industrial loan relationship was $20.4 million to a private New England college. The loan relationship is secured by business assets and financial instruments.  The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years.  Among the $126.1 million we have in our commercial and industrial loan portfolio as of December 31, 2012, $60.9 million have adjustable interest rates and $65.2 million have fixed interest rates.  Whenever possible, we seek to originate adjustable rate commercial and industrial loans.  Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans.  We generally require the personal guarantee of the business owner.  Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

Commercial and industrial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence.  Please see “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.”  Commercial and industrial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower.  These risks can be significantly affected by economic conditions.  In addition, business lending generally requires substantially greater oversight efforts by our staff compared to residential or commercial real estate lending, including obtaining and analyzing periodic financial statements of the borrowers.  In order to mitigate this risk, we monitor our loan concentration and our loan policies generally to limit the amount of loans to a single borrower or group of borrowers.  We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial and industrial loan portfolio.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties.  In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition.  At December 31, 2012, our commercial real estate loan portfolio consisted of 399 loans, totaling $245.8 million, or 41.4% of total loans.  Since 2008, commercial real estate loans have grown by $21.9 million, or 9.8%, from $223.9 million at December 31, 2008 to $245.8 million at December 31, 2012.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut.  Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.  We generally lend up to a loan-to-value ratio of 80% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio and will generally require a minimum debt coverage ratio of 1.15.  Our largest non-owner occupied commercial real estate loan relationship had an outstanding balance of $13.8 million at December 31, 2012, which is secured by a commercial property located in northern Connecticut.  The loans to this borrower are performing.

 We also offer construction loans to finance the construction of commercial properties located in our primary market area.  At December 31, 2012, we had $22.2 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $9.4 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending.  Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties.  Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  In order to mitigate this risk, we obtain and analyze periodic financial statements of the borrowers as well as monitor our loan concentration risk on a quarterly basis and our loan policies generally limit the amount of loans to a single borrower or group of borrowers.

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

Even though substantially all residential real estate loan originations are referred to a third-party mortgage company, we still hold residential real estate loans in our loan portfolio.  The loans consist primarily of loans we purchased from the third-party mortgage company. During 2012, we purchased $62.9 million in residential mortgage loans from the third-party mortgage company within and contiguous to our market area.  While the long-term focus remains on commercial lending, we increased the residential portfolio during 2012 as a means of supplementing the commercial focus while diversifying our risk and deepening customer relationships.  At December 31, 2012, loans on one-to-four family residential properties, including home equity lines, accounted for $219.7 million, or 37.0% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default.  To date, we have not experienced difficulty with payments for these loans.  At December 31, 2012, our residential real estate included $17.3 million in adjustable rate loans, or 2.9% of our total loan portfolio, and $168.0 million in fixed rate loans, or 28.3% of our total loan portfolio.

Our home equity loans totaled $34.4 million, or 5.8% of total loans at December 31, 2012.  Home equity loans include $15.8 million in fixed rate loans, or 2.7% of total loans, and $18.6 million in adjustable rate loans, or 3.1% of total loans.  These loans may be originated in amounts of the existing first mortgage, or up to 80% of the value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve.  Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans.  At December 31, 2012, the consumer loan portfolio totaled $2.4 million, or 0.4% of total loans.  Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans.  In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  There was no repossessed collateral relating to consumer loans at December 31, 2012.  Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority.  Individuals authorized to make loans on our behalf are designated by our Senior Lending Officer and approved by the Board of Directors.  Each designated loan officer has loan approval authority up to prescribed limits that depend upon the officer’s level of experience.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information.  If necessary, we obtain additional financial or credit related information.  We also require an appraisal for all commercial real estate loans greater than $250,000, which is performed by licensed or certified third-party appraisal firms and reviewed by our credit administration department.

Loans that are $250,000 or under, an assessment of valuation will be performed by a qualified individual. The individual performing the assessment of valuation is independent from the loan production and will validate the evaluation methodology by supporting criteria. If the valuation assessment is over 70% Loan to Value (LTV) a full appraisal will be ordered by a licensed appraiser. For loan amounts over $250,000 a full appraisal is required by a licensed appraiser.

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

Home Equity Loans.  We originate and fund home equity loans. These loans may be originated in amounts up to 80% (CLTV) of the current value of the property. Our underwriting department may approve home equity loans up to $150,000. Home equity loans in amounts greater than $150,000 and up to $300,000 may be approved by certain officers who have been approved by the Board of Directors. Home equity loans over $300,000, or who approval requires an exception to our standard approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated.  All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At December 31, 2012, 2011 and 2010, we had $3.0 million, $2.9 million, and $3.2 million, respectively, of nonaccrual loans.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $406,000, $287,000 and $159,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$939	$670	$629	$784	$905
Home equity	103	230	144	225	239
Commercial real estate	1,558	1,879	1,892	782	1,460
Total nonaccrual real estate loans	2,600	2,779	2,665	1,791	2,604
Other loans:
Commercial and industrial	409	154	539	3,675	6,195
Consumer	-	-	-	4	6
Total nonaccrual other loans	409	154	539	3,679	6,201
Total nonperforming loans	3,009	2,933	3,204	5,470	8,805
Foreclosed real estate, net	964	1,130	223	1,662	-
Total nonperforming assets	$3,973	$4,063	$3,427	$7,132	$8,805
Nonperforming loans to total loans	0.51%	0.53%	0.63%	1.15%	1.83%
Nonperforming assets to total assets	0.31	0.32	0.28	0.60	0.79

Allowance for Loan Losses.  The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$7,764	$6,934	$7,645	$8,796	$5,726

Charge-offs:
Residential	-	(2)	(36)	-	(131)
Commercial real estate	(195)	(175)	(7,536)	(50)	-
Home equity loans	(155)	-	-	(117)	-
Commercial and industrial	(391)	(442)	(2,129)	(4,910)	(284)
Consumer	(27)	(21)	(16)	(22)	(34)
Total charge-offs	(768)	(640)	(9,717)	(5,099)	(449)

Recoveries:
Residential	3	6	7	-	-
Commercial real estate	78	140	8	-	-
Home equity loans	2	3	4	6	4
Commercial and industrial	7	90	21	2	4
Consumer	10	25	43	40	58
Total recoveries	100	264	83	48	66

Net charge-offs	(668)	(376)	(9,634)	(5,051)	(383)

Provision for loan losses	698	1,206	8,923	3,900	3,453

Balance at end of year	$7,794	$7,764	$6,934	$7,645	$8,796

Total loans receivable (1)	$593,944	$553,139	$508,584	$476,434	$480,338

Average loans outstanding	$573,642	$536,084	$482,215	$476,214	$444,492

Allowance for loan losses as a
percent of total loans receivable	1.31%	1.40%	1.36%	1.60%	1.83%

Net loans charged-off as a percent
of average loans outstanding	0.12	0.07	2.00	1.06	0.09
_________________________
(1) Does not include unearned premiums, deferred costs and fees, or allowance for loan losses.

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Our methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for impaired loans and a general allowance for non-impaired loans. The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans and, as applicable, troubled debt restructurings (“TDRs”).  The specific allowance reduces the carrying amount of the impaired loans to their estimated fair value, less costs to sell, if collateral dependent.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined.  As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade.  The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance.  These factors include current economic and business conditions that affect our key lending areas, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio.  For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

In addition, management employs an independent third party to perform a semi-annual review of a sample of our commercial and industrial loans and owner occupied commercial real estate loans.  During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2012			December 31, 2011			December 31, 2010
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$57	$1,689	$1,746	$109	$1,422	$1,531	$-	$877	$877
Commercial	377	3,029	3,406	449	3,055	3,504	-	3,182	3,182
Commercial and industrial	104	2,063	2,167	39	2,673	2,712	19	2,830	2,849
Consumer	-	13	13	-	17	17	-	26	26
Unallocated	-	462	462	-	-	-	-	-	-
Total	$538	$7,256	$7,794	$597	$7,167	$7,764	$19	$6,915	$6,934

	December 31, 2009			December 31, 2008
	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$-	$487	$487	$-	$462	$462
Commercial	-	2,371	2,371	-	2,216	2,216
Commercial and industrial	875	3,873	4,748	2,286	3,776	6,062
Consumer	-	39	39	-	56	56
Total	$875	$6,770	$7,645	$2,286	$6,510	$8,796

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations.  There were no adjustments recommended during 2012.

For the year ended December 31, 2012, we provided $698,000 to the allowance for loan losses based on our valuation of the items discussed above.  We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2012.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2012			December 31, 2011			December 31, 2010
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Residential and home equity	$1,746	$219,697	36.99%	$1,531	$192,458	34.79%	$877	$148,796	29.26%
Commercial	3,406	245,764	41.38	3,504	232,491	42.03	3,182	221,578	43.57
Commercial loans	2,167	126,052	21.22	2,712	125,739	22.73	2,849	135,250	26.59
Consumer loans	13	2,431	0.41	17	2,451	0.44	26	2,960	0.58
Unallocated	462	-	0.00	-	-	0.00	-	-	0.00
Total allowances for loan losses	$7,794	$593,944	100.00%	$7,764	$553,139	100.00%	$6,934	$508,584	100.00%

	December 31, 2009			December 31, 2008
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Residential and home equity	$487	$99,054	20.79%	$462	$98,372	20.48%
Commercial	2,371	229,061	48.08	2,216	223,857	46.61
Commercial loans	4,748	145,012	30.44	6,062	153,861	32.03
Consumer loans	39	3,307	0.69	56	4,248	0.88
Total allowances for loan losses	$7,645	$476,434	100.00%	$8,796	$480,338	100.00%

Potential Problem Loans.  We have no potential problem loans not reported as impaired at December 31, 2012.

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

Securities Portfolio. In August 2010, we transferred all of our held-to-maturity securities to the available-for-sale category.  We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio.  The securities transferred had a total amortized cost of $287.1 million and a fair value of $299.7 million, and the net unrealized gain of $12.6 million was recorded as other comprehensive income at the time of transfer.  Available for sale securities are reported at fair value.  At December 31, 2012 and 2011, the entire securities portfolio was classified as available-for-sale and totaled $621.5 million and $617.5 million, respectively.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt Securities:
Government sponsored enterprise obligations	$60,840	$62,060	$23,761	$24,752	$18,447	$17,864
State and municipal bonds	38,788	40,846	43,393	45,874	42,119	43,077
Corporate Bonds	50,782	52,337	-	-	-	-
Total debt securities	150,410	155,243	67,154	70,626	60,566	60,941

Mortgage-backed securities:
Government sponsored mortgage-backed securities	318,951	328,023	377,447	386,227	381,436	380,984
U.S. government guaranteed mortgage-backed securities	124,650	130,735	148,938	152,875	192,609	187,676
Private label residential mortgage-backed	-	-	2,068	1,567	8,251	7,578
Total mortgage-backed securities	443,601	458,758	528,453	540,669	582,296	576,238

Marketable equity securities:
Mutual funds	5,998	6,046	5,813	5,854	5,308	5,272
Common and preferred stock	1,310	1,460	393	388	39	16
Total marketable equity securities	7,308	7,506	6,206	6,242	5,347	5,288

Total securities	$601,319	$621,507	$601,813	$617,537	$648,209	$642,467

Mortgage-Backed Securities.  The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2012			2011			2010
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total	Value	Cost	Total	Value	Cost	Total	Value
	(Dollars in thousands)
Available for sale:
Government sponsored residential mortgage-backed	$318,951	71.90%	$328,023	$377,447	71.43%	$386,227	$381,436	65.50%	$380,984
U.S. government guaranteed residential mortgage-backed	124,650	28.10	130,735	148,938	28.18	152,875	192,609	33.08	187,676
Private-label residential	-	-	-	2,068	0.39	1,567	8,251	1.42	7,578

Total mortgage-backed securities	$443,601	100.00%	$458,758	$528,453	100.00%	$540,669	$582,296	100.00%	$576,238

Securities Portfolio Maturities.  The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2012 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt securities:
Government sponsored enterprise obligations	$-	-%	$9,659	3.23%	$36,226	2.22%	$14,955	3.32%	$60,840	$62,060	2.65%
State and municipal bonds	1,872	3.75	14,850	3.76	16,520	3.82	5,546	4.14	38,788	40,846	3.84
Corporate Bonds	-	-	19,794	3.72	30,988	2.71	-	-	50,782	52,337	3.11
Total debt securities	1,872	3.75	44,303	3.63	83,734	2.72	20,501	3.54	150,410	155,243	3.11

Mortgage-backed securities:
Government sponsored residential mortgage-backed	-	-	-	-	40,567	2.76	278,384	2.53	318,951	328,023	2.56
U.S. government guaranteed residential mortgage-backed	-	-	-	-	-	-	124,650	2.80	124,650	130,735	2.80
Total mortgage-backed securities	-	-	-	-	40,567	2.76	403,034	2.62	443,601	458,758	2.63

Total	$1,872	3.75%	$44,303	3.63%	$124,301	2.73%	$423,535	2.66%	$594,011	$614,001	2.75%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds.  Core deposits (defined as regular accounts, money market accounts, NOW accounts and demand accounts) represented 56.7% of total deposits on December 31, 2012 and 56.9% on December 31, 2011.  At December 31, 2012 and December 31, 2011, time deposits with remaining terms to maturity of less than one year amounted to $172.1 million and $150.4 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2012, 2011 and 2010.

Deposit Distribution and Weighted Average Rates.  The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December, 31
	2012			2011			2010
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$114,388	15.18%	-%	$100,157	13.66%	-%	$85,217	12.17%	-%
Now and checking accounts	52,595	6.98	0.30	71,470	9.75	0.66	83,621	11.94	1.08
Regular accounts	92,188	12.24	0.17	98,628	13.46	0.31	101,333	14.47	0.62
Money market accounts	168,195	22.32	0.38	146,935	20.05	0.61	76,184	10.88	0.57
Total non-certificated accounts	427,366	56.72	0.22	417,190	56.92	0.40	346,355	49.46	0.57

Time certificates of deposit:
Due within the year	172,065	22.84	1.12	150,397	20.52	1.05	236,926	33.83	1.79
Over 1 year through 3 years	137,200	18.21	1.88	132,444	18.07	2.12	72,582	10.36	2.22
Over 3 years	16,782	2.23	1.66	32,927	4.49	2.07	44,472	6.35	2.62
Total certificated accounts	326,047	43.28	1.46	315,768	43.08	1.60	353,980	50.54	1.98

Total	$753,413	100.00%	0.76%	$732,958	100.00%	0.92%	$700,335	100.00%	1.28%

Certificate of Deposit Maturities. At December 31, 2012, we had $121.0 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$14,289	0.87%
Over 3 months through 6 months	16,688	0.80
Over 6 months through 12 months	28,484	1.29
Over 12 months	61,501	1.91
Total	$120,962	1.49%

Certificate of Deposit Balances by Rates.  The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2012
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

1.00% and under	$105,393	$13,008	$6,269	$67	$124,737	38.26%
1.01% to 2.00%	42,158	31,238	26,266	16,450	116,112	35.61
2.01% to 3.00%	24,094	42,412	17,861	265	84,632	25.96
3.01% to 4.00%	22	10	136	-	168	0.05
4.01% and over	398	-	-	-	398	0.12
Total	$172,065	$86,668	$50,532	$16,782	$326,047	100.00%

Short-term borrowings and long-term debt.  We also utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $41.7 million at December 31, 2012 and $36.0 million at December 31, 2011.  Our repurchase agreements are with commercial customers.  These agreements are linked to customers’ checking accounts.  Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds.  By law, a bank cannot pay interest on commercial checking accounts; however, interest can be paid on non-deposit products such as repurchase agreements.  At December 31, 2012 and 2011, such repurchase agreement borrowings totaled $24.2 million and $17.0 million, respectively.  In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2012, we had $4.0 million outstanding under this line.  There were no advances outstanding under this line at December 31, 2011.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2012, we had $220.1 million in long-term debt with the FHLBB, $53.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.5 million in long-term customer repurchase agreements.  This compares to $160.6 million in FHLBB advances and $81.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.4 million in long-term customer repurchase agreements at December 31, 2011.  At December 31, 2012, securities sold under repurchase agreements of $53.3 million were executed with a weighted average interest rate of 2.9% and final maturities of $14.8 million in the year 2013, and $38.5 million in the year 2018.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2012.

Regulation

Westfield Financial and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to savings and loan holding companies and their insured depository institution subsidiaries is intended to protect depositors, the federal deposit insurance fund, consumers and the banking system as a whole, and not necessarily investors in savings and loan holding companies such as Westfield Financial.

Set forth below is a description of the significant elements of the laws and regulations applicable to Westfield Financial and the Bank. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines that are described.

Recent Regulatory Reforms. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations.  Certain provisions of the Dodd-Frank Act applicable to Westfield Financial and the Bank are discussed herein.

International reforms, such as the Basel III capital requirements, have also been proposed to be implemented in the United States.  In June 2012, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) issued three proposals that would amend the existing capital adequacy requirements of insured depository institutions and their holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the Basel II standardized approach for almost all banking organizations in the United States. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital and place greater emphasis on common equity. The Basel II standardized proposal would modify the risk weights for various asset classes for purposes of calculating capital ratios. The U.S. rules are still pending with regulators, and Westfield Financial is still in the process of assessing the impacts of these complex proposals.

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented.  It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on us, including any regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the regulatory reform including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Regulatory Agencies. Westfield Financial is a legal entity separate and distinct from the Bank and its other subsidiaries. As a savings and loan holding company, Westfield Financial is regulated under the Homeowners’ Loan Act of 1933, as amended (the “HOLA”), and is subject to inspection, examination and supervision by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over Westfield Financial and its non-savings association subsidiaries.

The Bank is organized as a federal savings association under the HOLA. It is subject to broad regulation and examination as well as enforcement by the OCC as its primary supervisory agency, and by the FDIC as its deposit insurer.

Regulation of Savings and Loan Holding Companies.  In general, the HOLA limits the business of savings and loan holding companies to that permitted for financial holding companies under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  Permissible businesses includes banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto, as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

Mergers and Acquisitions. The HOLA, the federal Bank Merger Act and other federal and state statutes regulate direct and indirect acquisitions of savings associations. The HOLA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a savings association or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a federal savings association to merge with another insured depository institution, where the resulting institution is a federal savings association, or to purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies must consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, performance records under the Community Reinvestment Act of 1977 (“CRA”) (see the section captioned “Community Reinvestment Act” included elsewhere in this section) and the effectiveness of the subject organizations in combating money laundering.

Source of Strength Doctrine. Federal Reserve Board policy requires savings and loan holding companies to act as a source of financial and managerial strength to their subsidiary savings associations.  The Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength. As a result, Westfield Financial is expected to commit resources to support the Bank, including at times when Westfield Financial may not be in a financial position to provide such resources. Any capital loans by a savings and loan holding company to any of its subsidiary savings associations are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary savings associations. In the event of a savings and loan holding company’s bankruptcy, any commitment by the savings and loan holding company to a federal banking agency to maintain the capital of a subsidiary insured depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividends. The principal source of Westfield Financial’s liquidity is dividends from the Bank. The OCC imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends.  The prior approval of the OCC is required if the total of all distributions, including the proposed distribution, declared by a federal savings association in any calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than well capitalized.  In addition, section 10(f) of the HOLA requires a subsidiary savings association of a saving and loan holding company, such as Bank, to file a notice with the Federal Reserve prior to declaring certain types of dividends. At December 31, 2012, there were $0.0 million of retained earnings available for the payment of dividends by the Bank to Westfield Financial without prior approval of the OCC. The Bank paid the Westfield Financial $42.4 million in dividends during the year ended December 31, 2012.

In addition, Westfield Financial and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal banking agency is authorized to determine, under certain circumstances relating to the financial condition of a savings and loan holding company or a savings association, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking agencies have indicated that paying dividends that deplete an insured depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Regulation of Federal Savings Banks.

Business Activities.  The Bank derives its lending and investment powers from the HOLA and the regulations of the OCC thereunder.  Those laws and regulations limit the Bank’s authority to invest in certain types of assets and to make certain types of loans.  Permissible investments include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2012, we were in compliance with these limitations on loans to one borrower.

Qualified Thrift Lender Test.  Under federal law, as a federal savings association the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

●	specified liquid assets up to 20% of total assets;

●	goodwill and other intangible assets; and

●	value of property used to conduct the Bank’s business.

“Qualified thrift investments” include certain assets that are includable without limit, such as residential and manufactured housing loans, home equity loans, education loans, small business loans, credit card loans, mortgage backed securities, Federal Home Loan Bank stock and certain U.S. government obligations. In addition, certain assets are includable as “qualified thrift investments” in an amount up to 20% of portfolio assets, including certain consumer loans and loans in “credit-needy” areas.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure for a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a national bank charter. The Bank met the QTL test in each of the prior 12 months and, therefore, is a “qualified thrift lender.”

Capital Requirements.  The OCC regulations require the Bank to meet the following minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of adjusted total assets, as adjusted under OCC regulations;

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

At December 31, 2012, the Bank exceeded each of the applicable regulatory capital requirements.  Prior to the enactment of Dodd-Frank, savings and loan holding companies were not subject to regulatory capital requirements.  Pursuant to Dodd-Frank, Westfield Financial, as a savings and loan holding company, will be subject to capital requirements to be determined by the Federal Reserve Board through its rulemaking authority.  Those requirements will be at least as stringent as those applicable to insured depository institutions.

Liquidity.  The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment.  The Bank has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Westfield Financial. The Bank’s latest CRA rating was “satisfactory.”

Consumer Protection. The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and established the CFPB.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule will become effective January 10, 2014.

Transactions with Affiliates.  Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of a bank or savings association, and any companies which are controlled by such parent holding company, are affiliates of the bank or savings association. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates, by limiting the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the depository institution in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Loans to Insiders.  Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the insured depository institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

Standards for Safety and Soundness.  The Bank is subject to certain standards designed to maintain the safety and soundness of individual insured depository institutions and the banking system.  The OCC has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal shareholders.  A savings association not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OCC.

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action.  As of December 31, 2012, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the prompt corrective action framework.

Insurance of Deposit Accounts.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  The Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account an insured depository institution’s capital level and supervisory rating, knows as the CAMELS rating. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base, and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The rule was effective April 1, 2011. On September 28, 2011, the FDIC issued notification to insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call Report had been extended from October 1, 2011 to April 1, 2012.

The Bank’s FDIC deposit insurance assessment expenses totaled $611,000, $683,000 and $751,000, for the years ended December 31, 2012, 2011, and 2010, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management is not aware of any practice, condition or violation that might lead to the termination of the Bank’s deposit insurance.

Depositor Preference. The Federal Deposit Insurance Act (“FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB.  While the required percentages of stock ownership are subject to change by the FHLBB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2012 of $14.3 million.  Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which in turn could affect our net income and shareholders’ equity.

Federal Reserve System.  Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $12.4 million, which are exempt. Transaction accounts greater than $12.4 million up to $79.5 million have a reserve requirement of 3%, and those greater than $79.5 million have a reserve requirement of $2.013 million plus 10% of the amount over $79.5 million. The Federal Reserve Board generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

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

Financial Privacy Laws. Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of insured depository institutions and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

USA PATRIOT Act. Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm Leach Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Westfield Financial and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, the sanctions contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve Board, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.  At the 2012 Annual Meeting of Shareholders, Westfield Financial’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Westfield Financial annually. In light of the results, the Board of Directors determined to hold the vote annually.

Other Legislative Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank and savings and loan holding companies and/or insured depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Westfield Financial in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Westfield Financial cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Westfield Financial. A change in statutes, regulations or regulatory policies applicable to Westfield Financial or any of its subsidiaries could have a material effect on the business of Westfield Financial.

Available Information

We maintain a website at www.westfieldbank.com. The website contains information about us and our operations.  Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC, on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the SEC's public reference room by calling the SEC at 1-800-SEC-0330.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

Due to the ongoing economic recession, the real estate market and local economy are continuing to deteriorate, which has adversely affected the value of the properties securing the loans or revenues from the borrower’s business, thereby increasing the risk of non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for our commercial real estate loans.  The continued deterioration in the economy may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, if poor economic conditions continue to result in decreased demand for loans, our profits may decrease because our alternative investments may earn less income for us than loans.

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

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.  As of December 31, 2012, the fair value of our securities portfolio was approximately $621.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment (OTTI) in future periods and result in realized losses.

We analyze our investment securities quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

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

Pursuant to the Dodd-Frank Act, our former regulator, the Office of Thrift Supervision (“OTS”) was abolished as of July 21, 2011 and its powers and duties transferred to the OCC as to the Bank and to the Federal Reserve Board as to Westfield Financial.  Therefore, Westfield Financial and the Bank are longer be regulated by the OTS, but by the Federal Reserve Board and the OCC, respectively.  We cannot predict, at this time, what effect on our operations will results from this change in supervision.  We will have to devote increased resources to ensuring compliance with this new supervisory regime, including compliance with any new requirements the Federal Reserve Board and the OCC may impose.  The Dodd-Frank Act also created the CFBP as an independent bureau of the Federal Reserve Board, which began operations on July 21, 2011.  The Bureau has broad authority to write regulations regarding consumer financial products and services, and certain examination and enforcement powers. We will have to devote resources to evaluating any regulations proposed by the Bureau and to complying with any such regulations after they are finalized.

In addition, financial institutions could continue to be the subject of further significant legislation or regulation in the future, none of which is within our control. These changes as well as any future change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OCC, the Federal Reserve Board, the CFBP, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost and burden of compliance, over time, could significantly increase and adversely affect our ability to operate profitably.

Compliance with the Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates the CFBP, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires most depository institution holding companies to be subject to capital requirements no less stringent than those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.  While this provision does not impact trust preferred securities issued before May 19, 2010, by depository institution holding companies with assets of less than $15 billion as of year-end 2009, proposed capital rules issued by the Federal Reserve Board would require a 10-year phase-out.  The rule has not yet been finalized.

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

We currently conduct our business through our eleven banking offices and twelve off-site ATMs.  As of December 31, 2012, the properties and leasehold improvements owned by us had an aggregate net book value of $11.1 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St., Westfield, MA	Owned	1964	N/A

Loan Center:
136 Elm St., Westfield, MA	Leased	2011	2015

Branch Offices:
206 Park St., West Springfield, MA	Owned	1957	N/A

655 Main St., Agawam, MA	Owned	1968	N/A

26 Arnold St., Westfield, MA	Owned	1976	N/A

300 Southampton Rd., Westfield, MA	Owned	1987	N/A

462 College Highway, Southwick, MA	Owned	1990	N/A

382 North Main St., E. Longmeadow, MA	Leased	1997	2017

1500 Main St., Springfield, MA	Leased	2006	2016

1642 Northampton St., Holyoke, MA	Owned	2001	N/A

560 East Main St., Westfield, MA	Leased	2007	2046

241 South Westfield St., Feeding Hills, MA	Leased	2009	2038

ATMs:
98 Lower Westfield Road, Holyoke, MA	Leased	2010	2020

516 Carew St., Springfield, MA	Tenant at will	2002	N/A

1000 State St., Springfield, MA	Tenant at will	2003	N/A

214 College Highway, Southwick, MA	Leased	2010	2015

1342 Liberty St., Springfield, MA	Owned	2001	N/A

788 Memorial Ave., West Springfield, MA	Leased	2006	2016

2620 Westfield St., West Springfield, MA	Leased	2006	2020

98 Southwick Rd., Westfield, MA	Leased	2006	2021

115 West Silver St., Westfield, MA	Tenant at will	2005	N/A

Westfield State University
577 Western Avenue, Westfield, MA
Woodward Center	Leased	2010	2015
Wilson Hall	Leased	2010	2015
Ely Hall	Leased	2010	2015

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is currently listed on the NASDAQ Stock Market under the symbol “WFD.”  Prior to August 21, 2007, we were listed on the American Stock Exchange.  At December 31, 2012, there were 22,843,722 shares of common stock issued and outstanding, and there were approximately 4,335 shareholders of record.

The table below shows the high and low sales price during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2012	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2012	7.57	6.45	0.16	*
Third Quarter ended September 30, 2012	7.83	7.09	0.06
Second Quarter ended June 30, 2012	8.20	6.94	0.16	*
First Quarter ended March 31, 2012	8.71	7.35	0.06

*Includes a special cash dividend of $0.10 in addition to the regular quarterly cash dividend.

	Price Per Share		Cash Dividends Declared
2011	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2011	7.50	6.32	0.21	*
Third Quarter ended September 30, 2011	8.70	6.29	0.06
Second Quarter ended June 30, 2011	9.24	7.76	0.21	*
First Quarter ended March 31, 2011	9.45	8.31	0.06

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

There were no sales by us of unregistered securities during the year ended December 31, 2012.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2012	521,675	(2)	7.32	493,312	510,904	(1)
November 1 - 30, 2012	510,904		7.15	510,904	−
December 1 - 31, 2012	1,420,554	(3)	7.26	1,420,338	1,006,662	(1)
Total	2,453,133		7.25	2,424,554	1,006,662

(1)
On August 28, 2012, the Board of Directors authorized the commencement of a new stock repurchase program under which the Company may purchase up to 1,278,560 shares, or 5% of its outstanding common stock, to be effected via a combination of Rule 10b5-1 plans and discretionary share repurchases.  On December 7, 2012, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 2,427,000 shares, or 10% of its outstanding common stock. The new repurchase program commenced upon the completion of the previously announced program. As of December 31, 2012, there were 1,006,662 shares remaining to be purchase under the new repurchase program.

(2)
Number includes repurchase of 28,363 shares from certain executives as payment of their tax obligations for shares of restricted stock that vested onOctober 22, 2012, under our 2002 Recognition and Retention Plan. These repurchases were reported by each reporting person on October 24, 2012.

(3)
Number includes open-market repurchase of 1,420,338 shares with an average price of $7.26 and 216 shares with an average price of $7.36. These shares were repurchased for forfeited ESOP shares to offset our ESOP annual contribution.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2007 to December 31, 2012, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Westfield Financial, Inc., The Russell 2000 Index and the
NASDAQ Bank Index

Total Return Performance
Index Value
130
120
110
100
90
80
70
60
50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Westfield Financial, Inc.
Russell 2000
NASDAQ Bank

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Westfield Financial, Inc.	100.00	112.96	95.56	113.94	97.10	101.21
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,301,462	$1,263,264	$1,239,489	$1,191,410	$1,109,056
Loans, net (1)	587,124	546,392	502,392	469,149	472,135
Securities available for sale	621,507	617,537	642,467	317,638	256,780
Securities held to maturity (2)	-	-	-	295,011	247,635
Deposits	753,413	732,958	700,335	647,975	588,029
Short-term borrowings	69,934	52,985	62,937	74,499	49,824
Long-term debt	278,861	247,320	238,151	213,845	173,300
Total shareholders’ equity	189,187	218,988	221,245	247,299	259,919
Allowance for loan losses	7,794	7,764	6,934	7,645	8,796
Nonperforming loans	3,009	2,933	3,204	5,470	8,805

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$43,104	$45,005	$46,147	$52,530	$54,056
Interest expense	12,663	14,467	16,765	20,022	22,304
Net interest and dividend income	30,441	30,538	29,382	32,508	31,752
Provision for loan losses	698	1,206	8,923	3,900	3,453
Net interest and dividend income after provision for loan losses	29,743	29,332	20,459	28,608	28,299
Total noninterest income	5,990	3,806	7,390	3,218	3,579
Total noninterest expense	27,223	25,958	24,809	25,100	23,392
Income before income taxes	8,510	7,180	3,040	6,726	8,486
Income taxes	2,256	1,306	34	1,267	1,795
Net income	$6,254	$5,874	$3,006	$5,459	$6,691

Basic earnings per share	$0.26	$0.22	$0.11	$0.19	$0.22
Diluted earnings per share	$0.26	$0.22	$0.11	$0.18	$0.22

Dividends per share paid	$0.44	$0.54	$0.52	$0.50	$0.60

(1)	Loans are shown net of deferred loan fees and costs, unearned premiums, allowance for loan losses and unadvanced loan funds.
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

	At or for the Years Ended December 31,
	2012	2011	2010	2009	2008

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
Return on average assets	0.48%	0.47%	0.25%	0.47%	0.63%
Return on average equity	2.97	2.65	1.25	2.12	2.43
Average equity to average assets	16.17	17.79	19.63	22.16	25.75
Equity to total assets at end of year	14.54	17.34	17.85	20.76	23.44
Average interest rate spread	2.24	2.34	2.22	2.41	2.44
Net interest margin (2)	2.53	2.67	2.64	3.04	3.23
Average interest-earning assets to average interest-earning liabilities	126.80	127.30	128.51	134.62	135.36
Total noninterest expense to average assets	2.09	2.08	2.03	2.16	2.18
Efficiency ratio (3)	78.81	76.22	75.53	68.49	65.83
Dividend payout ratio	1.69	2.45	4.73	2.78	2.73
Regulatory Capital Ratios:
Total risk-based capital	25.41	31.60	34.05	38.07	42.56
Tier 1 risk-based capital	24.33	30.46	33.03	36.94	41.31
Tier 1 leverage capital	13.91	16.76	18.07	20.92	23.97
Asset Quality Ratios:
Nonperforming loans to total loans	0.51	0.53	0.63	1.15	1.83
Nonperforming assets to total assets	0.31	0.32	0.28	0.60	0.79
Allowance for loan losses to total loans	1.31	1.40	1.36	1.60	1.83
Allowance for loan losses to nonperforming assets	1.96	1.91	2.02	1.07	1.00
Number of:
Banking offices	11	11	11	11	11
Full-time equivalent employees	199	180	180	168	180

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

You should read the following financial results for the year ended December 31, 2012 in the context of this strategy.

•
Net income was $6.3 million, or $0.26 per diluted share, for the year ended December 31, 2012, compared to $5.9 million, or $0.22 per diluted share for the same period in 2011.  The results for the year ended December 31, 2012 showed a decrease in the provision for loan losses as well as an increase in noninterest income compared to the same period in 2011; however, these were partially offset by an increase in noninterest expense.

•
We provided $698,000 for loan losses for the year ended December 31, 2012, compared to $1.2 million for the same period in 2011.  While there was net loan growth during 2012, the decrease in the provision for loan losses occurred because there was an overall positive change in the risk profile of the loan portfolio during the fourth quarter of 2012, which offset the need for additional provision expense.  In 2012, total loans increased $40.7 million, with the increase primarily in residential real estate loans which contain less credit risk and market risk than both commercial real estate and commercial and industrial loans.  The allowance was $7.8 million for both December 31, 2012 and December 31, 2011, or 1.31% and 1.40% of total loans, respectively.

•
Noninterest income increased $2.2 million to $6.0 million for the year ended December 31, 2012, compared to $3.8 million for the same period in 2011.  The increase was primarily the result of an increase in net gains on the sale of securities of $2.5 million for the year ended December 31, 2012, partially offset by $1.0 million in prepayment expense incurred on the prepayment of $28.0 million in repurchase agreements.

•
Noninterest expense increased $1.2 million to $27.2 million at December 31, 2012, compared to $26.0 million at December 31, 2011.  The increase in noninterest expense for the year ended December 31, 2012 was due to an increase in salaries and benefits of $973,000 related to regular annual adjustments as well as salaries and benefits related to the hiring of additional personnel, particularly in the commercial lending and compliance divisions.

General.  Our consolidated results of operations depend primarily on net interest and dividend income.  Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities.  Interest-earning assets consist primarily of securities, commercial real estate loans, commercial and industrial loans and residential real estate loans.  Interest-bearing liabilities consist primarily of certificates of deposit and money market account, NOW account and savings account deposits, borrowings from the FHLBB and securities sold under repurchase agreements.  The consolidated results of operations also depend on the provision for loan losses, noninterest income, and noninterest expense.  Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.  Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

Critical Accounting Policies. Our accounting policies are disclosed in Note 1 to our consolidated financial statements.  Given our current business strategy and asset/liability structure, the more critical policies are accounting for nonperforming loans, the allowance for loan losses and provision for loan losses, other than temporary impairment of securities, and the valuation of deferred taxes.  In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in Part I under “Business – Lending Activities - Allowance for Loan Losses.”  Our methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for impaired loans and an allowance for the remainder of the portfolio.  Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.  The allocation of the allowance is also reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.  Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2012, 2011 and 2010 and reflects the average yield on assets and average cost of liabilities for the years indicated.  The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown.  Average balances were derived from actual daily balances over the years indicated.  Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	For the Years Ended December 31,
	2012			2011			2010
	Average		Avg Yield/	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$573,642	$25,762	4.49%	$536,084	$25,485	4.75%	$482,215	$24,887	5.16%
Securities(2)	638,467	18,110	2.84	619,704	20,376	3.29	634,531	22,055	3.48
Other investments - at cost	15,287	94	0.61	14,034	61	0.43	12,900	24	0.19
Short-term investments(3)	11,074	8	0.07	7,503	1	0.01	13,948	8	0.06
Total interest-earning assets	1,238,470	43,974	3.55	1,177,325	45,923	3.90	1,143,594	46,974	4.11
Total noninterest-earning assets	64,629			70,133			78,842

Total assets	$1,303,099			$1,247,458			$1,222,436

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$61,277	266	0.43	$85,094	762	0.90	$76,954	933	1.21
Savings accounts	95,129	186	0.20	104,112	515	0.49	112,546	824	0.73
Money market accounts	170,171	807	0.47	99,319	619	0.62	56,082	358	0.64
Time certificates of deposit	318,000	4,883	1.54	332,327	5,693	1.71	347,590	7,735	2.23
Total interest-bearing deposits	644,577	6,142		620,852	7,589		593,172	9,850
Short-term borrowings and long-term debt	332,129	6,521	1.96	303,909	6,878	2.26	296,752	6,915	2.33
Interest-bearing liabilities	976,706	12,663	1.30	924,761	14,467	1.56	889,924	16,765	1.88
Noninterest-bearing deposits	104,454			91,024			83,077
Other noninterest-bearing liabilities	11,179			9,754			9,513
Total noninterest-bearing liabilities	115,633			100,778			92,590

Total liabilities	1,092,339			1,025,539			982,514
Total equity	210,760			221,919			239,922
Total liabilities and equity	$1,303,099			$1,247,458			$1,222,436
Less: Tax-equivalent adjustment(2)		(870)			(918)			(827)
Net interest and dividend income		$30,441			$30,538			$29,382
Net interest rate spread(4)			2.24%			2.34%			2.22%
Net interest margin(5)			2.53%			2.67%			2.64%
Average interest-earning assets to average interest-bearing liabilities			126.80%			127.30%			128.50%
__________________________________________
(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.
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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,785	$(1,508)	$277	$2,780	$(2,182)	$598
Securities (1)	617	(2,883)	(2,266)	(515)	(1,164)	(1,679)
Other investments - at cost	5	28	33	2	35	37
Short-term investments	-	7	7	(4)	(3)	(7)
Total interest-earning assets	2,407	(4,356)	(1,949)	2,263	(3,314)	(1,051)

Interest-bearing liabilities
NOW accounts	(213)	(283)	(496)	99	(270)	(171)
Savings accounts	(44)	(285)	(329)	(62)	(247)	(309)
Money market accounts	442	(254)	188	276	(15)	261
Time deposits	(245)	(565)	(810)	(340)	(1,702)	(2,042)
Short-term borrowing and long-time debt	639	(996)	(357)	167	(204)	(37)
Total interest-bearing liabilities	579	(2,383)	(1,804)	140	(2,438)	(2,298)
Change in net interest and dividend income	$1,828	$(1,973)	$(145)	$2,123	$(876)	$1,247
______________________
(1)
Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets increased $38.2 million to $1.3 billion at December 31, 2012.  Net loans increased by $40.7 million to $587.1 million at December 31, 2012 from $546.4 million at December 31, 2011.  Cash and cash equivalents decreased $9.3 million to $11.8 million at December 31, 2012 from $21.1 million at December 31, 2011, as funds were reinvested into the loan portfolio.

Securities increased $5.8 million to $635.8 million at December 31, 2012 from $630.0 million at December 31, 2011.  The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $458.8 million at December 31, 2012 and $540.7 million at December 31, 2011, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association.  Privately issued mortgage-backed securities comprised $1.6 million, or 0.29%, of the mortgage-backed securities portfolio at December 31, 2011.  There were no privately issued mortgage-backed securities in the portfolio at December 31, 2012.

Debt securities issued by government-sponsored enterprises increased $37.3 million to $62.1 million at December 31, 2012 from $24.8 million at December 31, 2011.  Securities issued by government-sponsored enterprises include bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  At December 31, 2012, we had $52.3 million in corporate bonds.  We began investing in investment grade corporate bonds during the second quarter of 2012 as a means of diversifying our securities portfolio while also increasing the average yield on the portfolio.  We also invest in municipal bonds primarily issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured.  Municipal bonds were $40.8 million at December 31, 2012 and $45.9 million at December,31 2011.  In addition, we have investments in FHLBB stock, common stock and mutual funds that invest only in securities allowed by the OCC.

Net loans increased by $40.7 million to $587.1 million at December 31, 2012 from $546.4 million at December 31, 2011.  The increase in net loans was primarily the result of an increase in residential real estate loans and commercial real estate loans.  Residential real estate loans increased $27.2 million to $219.7 million at December 31, 2012 from $192.5 million at December 31, 2011.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $63.1 million in residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improving net interest income.

Commercial real estate loans increased $13.3 million to $245.8 million at December 31, 2012 from $232.5 million at December 31, 2011.  Owner occupied commercial real estate loans totaled $113.0 million at December 31, 2012 and $109.7 million at December 31, 2011, while non-owner occupied commercial real estate loans totaled $132.8 million at December 31, 2012 and $122.8 million at December 31, 2011.

Commercial and industrial loans increased $306,000 to $126.1 million at December 31, 2012 from $125.7 million at December 31, 2011.  While we continue to originate commercial and industrial loans, new originations were offset by customers decreasing their balances on lines of credit and normal loan payments and payoffs.

Total deposits increased $20.4 million to $753.4 million at December 31, 2012, compared to $733.0 million at December 31, 2011.  Money market accounts increased $21.3 million to $168.2 million at December 31, 2012.  Time deposits increased $10.2 million to $326.0 million at December 31, 2012.  These increases were offset by decreases in both regular savings and NOW and checking accounts.  Regular savings accounts decreased $6.4 million to $92.2 million at December 31, 2012.  NOW and checking accounts decreased $4.6 million to $167.0 million at December 31, 2012.

  Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2012, we had $220.1 million in long-term debt with the FHLBB, $53.3 million in securities sold under repurchase agreements and $5.5 million in customer repurchase agreements.  This compares to $160.6 million in FHLBB advances, $81.3 million in securities sold under repurchase agreements and $5.4 million in customer repurchase agreements at December 31, 2011.    Long-term FHLBB advances increased for the year ended December 31, 2012 because current interest rates permit us to earn a more advantageous spread by borrowing low-cost long-term funds and reinvesting in loans and securities.  The decrease in securities sold under repurchase agreements in 2012 was due to the prepayment of $28.0 million in December 2012, on which we incurred a prepayment expense of $1.0 million.  The repurchase agreements had a weighted average cost of 3.06% and the prepayment will decrease the cost of funds which will help increase the net interest margin.

Short-term borrowings increased $16.9 million to $69.9 million at December 31, 2012 from $53.0 million at December 31, 2011.  Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $41.7 million and $36.0 million at December 31, 2012 and 2011, respectively.  Customer repurchase agreements increased $7.2 million to $24.2 million at December 31, 2012 from $17.0 million at December 31, 2011.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  At December 31, 2012 and 2011, all of our customer repurchase agreements were held by commercial customers.  In addition, we had $4.0 million outstanding on our overnight line of credit with Bankers Bank Northeast (“BBN”) at December 31, 2012.  There were no outstanding BBN advances at December 31, 2011.

Shareholders’ equity was $189.2 million and $219.0 million, which represented 14.5% and 17.3% of total assets at December 31, 2012 and December 31, 2011, respectively.  The decrease in shareholders’ equity reflects the repurchase of 4.3 million shares of our common stock at a cost of $31.7 million, pursuant to our stock repurchase program and the payment of regular and special dividends amounting to $10.7 million.  This was partially offset by an increase in other comprehensive income of $3.0 million primarily due to the change in market value of securities, net income of $6.3 million for the year ended December 31, 2012, and an increase of $3.4 million related to the recognition of share-based compensation and the exercise of 237,313 stock options.

Comparison of Operating Results for Years Ended December 31, 2012 and 2011

General.  Net income for the year ended December 31, 2012 was $6.3 million, or $0.26 per diluted share, compared to $5.9 million, or $0.22 per diluted share, for the same period in 2011.

Interest and Dividend Income. Total interest and dividend income decreased $1.9 million to $43.1 million for the year ended December 31, 2012, compared to $45.0 million for the same period in 2011.

The decrease in interest income was primarily the result of a decrease in the average yield on interest-earning assets for the year ended December 31, 2012, which was partially offset by an increase in the average balance of interest-earning assets for the same period.  The average yield on interest-earning assets, on a tax-equivalent basis, decreased 35 basis points to 3.55% for the year ended December 31, 2012 from 3.90% for the same period in 2011.

Interest income on securities decreased $2.2 million to $17.4 million for the year ended December 31, 2012 from $19.6 million for the year ended December 31, 2011.  The tax-equivalent yield on securities decreased 45 basis points from 3.29% for the year 2011 to 2.84% for the same period in 2012.  The decrease in interest income and tax-equivalent yield on securities for the year ended December 31, 2012 was due to cash flows from securities pay downs being subsequently reinvested in products having a lower yield, which is reflective of the current market rate environment.  The decrease in interest income was partially offset by an increase of $18.8 million in the average balance of securities to $638.5 million from $619.7 million for the year ended December 31, 2012.

The decrease in interest income on securities was partially offset by an increase in the average balance of and interest income on loans for the year ended December 31, 2012.  The average balance of loans increased $37.5 million to $573.6 million from $536.1 million for the year ended December 31, 2012.  Interest income on loans increased $277,000 to $25.6 million for the year ended December 31, 2012 from $25.3 million for the year ended December 31, 2011.  The tax-equivalent yield on loans decreased 26 basis points from 4.75% for the year 2011 to 4.49% for the same period in 2012.  The tax-equivalent yield on loans decreased because the growth in the average balance of loans took place in an environment of historically low loan rates.

 Interest Expense.  Interest expense for the year ended December 31, 2012 decreased $1.8 million to $12.7 million from 2011.  This was attributable to a decrease in the average cost of interest-bearing liabilities of 26 basis points to 1.30% for the year ended December 31, 2012 from 1.56% in 2011.  The decrease in the cost of interest-bearing liabilities was due to decreases in rates on short and long-term borrowings, time deposits, checking accounts and savings and money market accounts.  We also prepaid repurchase agreements in the amount of $28.0 million and incurred a prepayment expense of $1.0 million.  The repurchase agreements had a weighted average cost of 3.06% and the prepayment will decrease the cost of funds which will help increase the net interest margin.  The repurchase agreements were paid off during the last week of December 2012 and therefore had minimal impact to the cost of funds for the year ended December 31, 2012.

Net Interest and Dividend Income.  Net interest and dividend income decreased $97,000 to $30.4 million for the year ended December 31, 2012 as compared to $30.5 million for same period in 2011.  The net interest margin, on a tax-equivalent basis, was 2.53% and 2.67% for the years ended December 31, 2012 and 2011, respectively.  The decrease in the net interest margin was due to the yield on average interest-bearing assets decreasing 35 basis points, partially offset by a decrease of 26 basis points in the cost of interest-bearing liabilities, both occurring as a result of the low interest rate environment.

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

The amount that we provided for the provision for loan losses during the year ended December 31, 2012 was based upon the changes that occurred in the loan portfolio during that same period.  The changes in the loan portfolio, described in detail below, include an increase in residential real estate loans, commercial real estate loans, and commercial and industrial loans.  In addition, during the fourth quarter of 2012, there was an overall positive change in the risk profile of the loan portfolio, which offset the need for additional provision.  After evaluating these factors, we provided $698,000 for loan losses for the year ended December 31, 2012, compared to $1.2 million for the same period in 2011.  The allowance was $7.8 million at December 31, 2012 and 2011, respectively.  The allowance for loan losses was 1.31% of total loans at December 31, 2012 and 1.40% at December 31, 2011.

Residential real estate loans increased $27.2 million to $219.7 million at December 31, 2012.  We consider residential real estate loans to contain less credit risk and market risk than commercial real estate and commercial and industrial loans.  Commercial real estate loans increased $13.3 million to $245.8 million at December 31, 2012 from $232.5 million at December 31, 2011.  Commercial and industrial loans increased $306,000 to $126.1 million at December 31, 2012 from $125.7 million at December 31, 2011.

While the loan portfolio increased by $40.7 million to $587.1 million at December 31, 2012 from $546.4 million at December 31, 2011, the portfolio also experienced an overall positive change in its risk profile during the fourth quarter.  During the fourth quarter of 2012, classified assets decreased $14.8 million to $17.1 million.  In addition, at September 30, 2012, one commercial and industrial loan with an outstanding balance of $377,000 was reserved for and classified as impaired.  During the fourth quarter of 2012, this loan was subsequently charged-off, thereby reducing our specific reserves.  The changes listed above created an unallocated reserve of $462,000 for the year ended December 31, 2012 and offset the need for additional provision expense for the fourth quarter of 2012.

For the year ended December 31, 2012, we recorded net charge-offs of $668,000 compared to net charge-offs of $376,000 for the year ended December 31, 2011.  The year ended December 31, 2012 was composed of charge-offs of $768,000 partially offset by recoveries of $100,000.  The 2011 period was composed of charge-offs of $640,000 partially offset by recoveries of $264,000.

 Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income.  Noninterest income increased $2.2 million to $6.0 million for the year ended December 31, 2012 compared to $3.8 million for the same period in 2011.

Net gains on the sales of securities increased $2.5 million for the year ended December 31, 2012 from $414,000 for the year ended December 31, 2011.  The net gains for the year ended December 31, 2012 were primarily the result of management selling mortgage-backed securities that were expected to prepay rapidly and decrease the expected yield.  We also prepaid repurchase agreements in the amount of $28.0 million and incurred a prepayment expense of $1.0 million.  The repurchase agreements had a weighted average cost of 3.06% and the prepayment will decrease the cost of funds which will help increase the net interest margin.  The repurchase agreements were paid off during the last week of December 2012 and therefore had minimal impact to the cost of funds for the year ended December 31, 2012.

Service charges and fees increased $608,000 to $2.6 million for the year ended December 31, 2012 from $2.0 million for the year ended December 31, 2011.  Fees from the third-party mortgage company increased $243,000 to $260,000 for the year ended December 31, 2012.  In the third quarter of 2012, we began to refer low rate residential loans to a third-party mortgage company, rather than retaining them on our balance sheet.  Also included in 2012 is $156,000 related to a written risk participation agreement (“RPA”) with another financial institution.  The RPA is the result of a contract with another financial institution, as a guarantor, to share credit risk associated with an interest rate swap.  As such, we accept a portion of the credit risk in exchange for a one-time fee. Our risks and responsibilities as guarantor are further discussed in Note 13, Commitments and Contingencies.    In addition, fees collected from card-based transactions increased $150,000 for the year ended December 31, 2012 which reflects an increase in customer debit card and automated teller machine transactions.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2012 was $27.2 million compared to $26.0 million for the same period in 2011.  The increase in noninterest expense for the year ended December 31, 2012 was due to an increase in salaries and benefits of $973,000 related to regular annual adjustments as well as salaries and benefits related to the hiring of additional personnel, particularly in the commercial lending and compliance divisions.  Expenses associated with other real estate owned (“OREO”) increased $167,000 for the year ended December 31, 2012 due to a write-down of $167,000 on a foreclosed property.  Professional fees decreased $161,000 to $1.9 million for the year ended December 31, 2012, compared to $2.0 million for the year ended December 31, 2011.  This was primarily due to a decrease in legal services involving strategic planning and regulatory compliance from the year ended December 31, 2011.

Income Taxes. The provision for income taxes increased to $2.3 million for the year ended December 31, 2012, compared to $1.3 million for the comparable 2011 period.  The effective tax rate was 26.5% for the year ended December 31, 2012 and 18.2% for the same period in 2011.  The increase in the tax provision and effective tax rate in the 2012 year is due primarily to higher pre-tax income while maintaining the same level of tax-advantaged income such as bank owned life insurance (“BOLI”) and tax-exempt municipal obligations. In addition, during the second quarter of 2012, we redeemed certain BOLI policies because of a sudden downgrade in the credit ratings of the insurance carrier and the carrier’s decision to close out its individual life policies to new sales.  The redemption of BOLI resulted in an additional income tax provision of $189,000, or 2.2% of income before income taxes.

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

The decrease in interest income on securities was partially offset by an increase in the average balance of and interest income on loans for the year ended December 31, 2011.  The average balance of loans increased $53.9 million to $536.1 million from $482.2 million for the year ended December 31, 2010.  Interest income on loans increased $586,000 to $25.3 million for the year ended December 31, 2011, from $24.7 million for the year ended December 31, 2010.  The tax-equivalent yield on loans decreased 41 basis points from 5.16% for the year 2010 to 4.75% for the same period in 2011.  The tax-equivalent yield on loans decreased because the growth in the average balance of loans took place in an environment of historically low loan rates.

 Interest Expense.  Interest expense for the year ended December 31, 2011 decreased $2.2 million to $14.5 million from the comparable 2010 period.  This was attributable to a decrease in the average cost of interest-bearing liabilities of 32 basis points to 1.56% for the year ended December 31, 2011, from 1.88% for the same period in 2010.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits, checking accounts and savings accounts.

Net Interest and Dividend Income.  Net interest and dividend income increased $1.1 million to $30.5 million for the year ended December 31, 2011, as compared to $29.4 million for same period in 2010.  The net interest margin, on a tax-equivalent basis, was 2.67% and 2.64% for the years ended December 31, 2011 and 2010, respectively.  Net interest and dividend income was favorably impacted by an increase in loans, which generally have higher yields than investments, along with a decrease in the cost of funds due to the lower interest rate environment.

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

For the year ended December 31, 2011, we recorded net charge-offs of $376,000 compared to net charge-offs of $9.6 million for the year ended December 31, 2010.  The 2011 period was composed of charge-offs of $640,000 partially offset by recoveries of $264,000.  The 2010 period was composed of charge-offs of $9.7 million partially offset by recoveries of $83,000.  For the year ended December 31, 2010, charge-offs were primarily made up of a $7.2 million charge-off on a single commercial real estate loan relationship.

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

Net gains on the sales of securities decreased $3.6 million for the year ended December 31, 2011, from $4.1 million in the comparable 2010 period.  The net gains for the year ended December 31, 2010 were primarily the result of management wanting to take advantage of unrealized gains within the portfolio as well as wanting to restructure the securities portfolio.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Outstanding borrowings from the FHLBB were $261.8 million at December 31, 2012, and $196.7 million at December 31, 2011.  At December 31, 2012, we had $78.7 million in available borrowing capacity with the FHLBB.  We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans.  In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2012, we had $4.0 million outstanding under this line.  There were no advances outstanding under this line at December 31, 2011.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are also obligated under agreements with the FHLBB to repay borrowed funds and are obligated under leases for certain of our branches and equipment.  A summary of lease obligations, borrowings, and credit commitments at December 31, 2012 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$624	$1,213	$840	$9,435	$12,112

Borrowings and Debt
Federal Home Loan Bank	61,671	56,228	110,892	33,000	261,791
Bankers’ Bank	4,000	-	-	-	4,000
Securities sold under agreements to repurchase	44,504	-	-	38,500	83,004
Total borrowings and debt	110,175	56,228	110,892	71,500	348,795

Credit Commitments
Available lines of credit	63,488	-	-	22,986	86,474
Other loan commitments	33,876	3,452	-	297	37,625
Letters of credit	2,099	-	-	91	2,190
Total credit commitments	99,463	3,452	-	23,374	126,289

Total	$210,262	$60,893	$111,732	$104,309	$487,196

Maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2012, we originated loans of $133.1 million, compared to $95.4 million in 2011.  Under our residential real estate loan program, we refer our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third-party mortgage company.  Purchases of securities totaled $375.2 million for the year ended December 31, 2012 and $257.3 million for the year ended December 31, 2011.  At December 31, 2012, we had loan commitments to borrowers of approximately $39.8 million, and available home equity and unadvanced lines of credit of approximately $86.5 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors.  Total deposits increased $20.5 million and $32.7 million during the years ended December 31, 2012 and 2011, respectively. Time deposit accounts scheduled to mature within one year were $172.1 million at December 31, 2012.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit.  We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2012, Westfield Financial and the Bank exceeded each of the applicable regulatory capital requirements.  Westfield Financial had tier 1 leverage capital of $178.2 million, or 13.9% to adjusted total assets, tier 1 capital to risk weighted assets of $178.2 million, or 24.3%, and total capital to risk weighted assets of $186.1 million or 25.4%.  The Bank had tangible equity to tangible assets of 13.3%, tier 1 leverage capital of $169.2 million, or 13.3% to adjusted total assets, tier 1 capital to risk weighted assets of $169.2 million or 23.2%, and total capital to risk weighted assets of $176.9 million or 24.2%.  See Footnote 10, Regulatory Capital, of our notes to consolidated financial statements for further information on our regulatory requirements.

We do not anticipate any material capital expenditures during calendar year 2013, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

To achieve the objectives of managing interest rate risk, the Asset and Liability Management Committee meets periodically to discuss and monitor the market interest rate environment relative to interest rates that are offered on our products.  The Asset and Liability Management Committee presents quarterly reports to our Board of Directors at their regular meetings.

Our primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest bearing checking accounts, which have shorter terms to maturity than the loan portfolio.  Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•
maintaining the diversity of our existing loan portfolio through a balanced approach of growing the residential mortgages, for which we have experienced a greater demand in our market area, and commercial loans and commercial real estate loan originations, which typically have variable rates and shorter terms than residential mortgages; and

•	emphasizing investments with an expected average duration of five years or less.

In 2012, increasing the residential loan portfolio has helped generate higher yields than investments in a low rate environment. However management has continued its emphasis on growing commercial loans has which have variable rates and shorter maturities than residential loans.  Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans.  However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition.  We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

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

Net Interest and Dividend Income Simulation.  We use a simulation model to monitor net interest income at risk under different interest rate environments.  The changes in interest income and interest expense due to changes in interest rates reflect the rate sensitivity of our interest-earning assets and interest-bearing liabilities.  For example, in a rising interest rate environment, the interest income from an adjustable rate loan is likely to increase depending on its repricing characteristics while the interest income from a fixed rate loan would not increase until the funds were repaid and loaned out at a higher interest rate.

The table below sets forth as of December 31, 2012 the estimated changes in net interest and dividend income for the following twelve month period, resulting from a constant balance sheet and instantaneous and parallel shifts in the yield curve up 100, 200, 300 and 400 basis points and down 100 basis points compared to rates remaining unchanged.

For the Year Ending December 31, 2012
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
400	28,748	-3.7%
300	29,353	-1.6%
200	29,885	0.2%
100	30,042	0.7%
0	29,841	0.0%
-100	29,047	-2.7%

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

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-46 of this report.

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

•
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westfield Financial, Inc.

We have audited Westfield Financial, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Westfield Financial, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Westfield Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2012 consolidated financial statements of Westfield Financial, Inc. and our report dated March 15, 2013 expressed an unqualified opinion.

We were not engaged to, and we have not performed any procedures with respect to management’s assertion regarding compliance with laws and regulations included in the accompanying Management Report on Internal Control over Financial Reporting and Compliance with Laws and Regulations. Accordingly, we do not express any opinion, or any other form of assurance, on management’s assertion regarding compliance with laws and regulations.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 15, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information included in the Proxy Statement is incorporated herein by reference: “Information About Our Board of Directors,” “Information About Our Executive Officers,” “Information About the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The following information included in the Proxy Statement is incorporated herein by reference: “Compensation Committee Interlocks,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive and Director Compensation Tables.”

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

The following information included in the Proxy Statement is incorporated herein by reference: “Transactions with Related Persons” and “Board of Directors Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information included in the Proxy Statement is incorporated herein by reference: “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Reference is made to the consolidated financial statements and accompanying notes included in Item 8 of Part II hereof.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons on March 15, 2013 in the capacities indicated.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Leo R. Sagan, Jr.

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ Victor J. Carra	Director
Victor J. Carra

/s/ David C. Colton, Jr.	Director
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.	Director
Robert T. Crowley, Jr.

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Richard C. Placek	Director
Richard C. Placek

/s/ Paul R. Pohl	Director
Paul R. Pohl

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Charles E. Sullivan	Director
Charles E. Sullivan

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

/s/ Christos A. Tapases	Director
Christos A. Tapases

EXHIBIT INDEX

3.1
Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).

4.1
Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011).

10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the Securities and Exchange Commission on December 22, 2005).

10.3*
The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the Securities and Exchange Commission on April 28, 2006).

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

101**
Financial statements from the annual report on Form 10-K of Westfield Financial, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 15, 2013

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2012	2011
ASSETS
CASH AND DUE FROM BANKS	$9,847	$10,953
FEDERAL FUNDS SOLD	459	131
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	1,455	10,021
CASH AND CASH EQUIVALENTS	11,761	21,105

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	621,507	617,537

FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,269	12,438

LOANS - Net of allowance for loan losses of $7,794 and $7,764 at December 31, 2012 and 2011, respectively	587,124	546,392

PREMISES AND EQUIPMENT, Net	11,077	10,997

ACCRUED INTEREST RECEIVABLE	4,602	4,022

BANK-OWNED LIFE INSURANCE	46,222	44,040

DEFERRED TAX ASSET, Net	123	1,863

OTHER REAL ESTATE OWNED	964	1,130

OTHER ASSETS	3,813	3,740
TOTAL ASSETS	$1,301,462	$1,263,264

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$114,388	$100,157
Interest-bearing	639,025	632,801
Total deposits	753,413	732,958

SHORT-TERM BORROWINGS	69,934	52,985

LONG-TERM DEBT	278,861	247,320
SECURITIES PENDING SETTLEMENT	-	363
OTHER LIABILITIES	10,067	10,650
TOTAL LIABILITIES	1,112,275	1,044,276

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2012 and 2011	-	-
Common stock - $.01 par value, 75,000,000 shares authorized; 22,843,722 and 26,918,250 shares issued and outstanding at December 31, 2012 and 2011, respectively	228	269
Additional paid-in capital	144,718	173,615
Unearned compensation - ESOP	(8,553)	(9,119)
Unearned compensation - Equity Incentive Plan	(265)	(1,228)
Retained earnings	42,364	47,735
Accumulated other comprehensive income	10,695	7,716
Total shareholders' equity	189,187	218,988
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,301,462	$1,263,264

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
	Years Ended December 31,
	2012	2011	2010
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$20,449	$19,500	$18,023
Commercial and industrial loans	4,994	5,630	6,496
Consumer loans	160	188	213
Debt securities, taxable	15,621	17,739	19,648
Debt securities, tax-exempt	1,592	1,680	1,533
Equity securities	186	205	202
Other investments – at cost	94	62	24
Federal funds sold, interest-bearing deposits and other short-term investments	8	1	8
Total interest and dividend income	43,104	45,005	46,147
INTEREST EXPENSE:
Deposits	6,142	7,589	9,850
Long-term debt	6,406	6,731	6,538
Short-term borrowings	115	147	377
Total interest expense	12,663	14,467	16,765
Net interest and dividend income	30,441	30,538	29,382
PROVISION FOR LOAN LOSSES	698	1,206	8,923
Net interest and dividend income after provision for loan losses	29,743	29,332	20,459

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	-	(603)	(590)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	-	501	443
Net other-than-temporary impairment losses recognized in income	-	(102)	(147)
Service charges and fees	2,581	1,973	1,940
Income from bank-owned life insurance	1,519	1,546	1,524
Loss on prepayment of borrowings	(1,017)	-	-
Gain on sales of securities, net	2,907	414	4,072
(Loss) gain on sale of OREO	-	(25)	1
Total noninterest income	5,990	3,806	7,390
NONINTEREST EXPENSE:
Salaries and employees benefits	16,530	15,557	14,712
Occupancy	2,775	2,671	2,620
Computer operations	2,106	1,917	1,940
Professional fees	1,872	2,033	1,671
OREO expense	237	70	374
FDIC insurance assessment	611	683	751
Other	3,092	3,027	2,741
Total noninterest expense	27,223	25,958	24,809
INCOME BEFORE INCOME TAXES	8,510	7,180	3,040
INCOME TAX PROVISION	2,256	1,306	34
NET INCOME	$6,254	$5,874	$3,006

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.26	$0.22	$0.11
Weighted average shares outstanding	24,501,951	26,482,064	27,595,014
Diluted earnings per share	$0.26	$0.22	$0.11
Weighted average diluted shares outstanding	24,519,515	26,589,510	27,793,409

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2012	2011	2010

Net income	$6,254	$5,874	$3,006

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	7,371	21,778	(12,766)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	-	-	12,653
Reclassification adjustment for gains realized in income	(2,907)	(414)	(4,072)
Other-than-temporary impairment losses on securities available for sale	-	102	147
Net unrealized gains (losses)	4,464	21,466	(4,038)
Tax effect	(1,532)	(7,371)	1,226
Net-of-tax amount	2,932	14,095	(2,812)

Defined benefit pension plans:
Gains and losses arising during the period pertaining to defined benefit plans	(94)	(1,412)	(670)
Reclassification adjustments:
Actuarial loss	175	116	91
Transition asset	(11)	(12)	(12)
Net adjustments pertaining to defined benefit plans	70	(1,308)	(591)
Tax effect	(23)	445	201
Net-of-tax amount	47	(863)	(390)

Other comprehensive income (loss)	2,979	13,232	(3,202)

Comprehensive income (loss)	$9,233	$19,106	$(196)

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2009	29,818,526	$298	$193,609	$(10,299)	$(3,248)	$69,253	$(2,314)	$247,299
Net income	-	-	-	-	-	3,006	-	3,006
Other comprehensive loss	-	-	-	-	-	-	(3,202)	(3,202)
Common stock held by ESOP committed to be released (89,039 shares)	-	-	149	598	-	-	-	747
Share-based compensation - stock options	-	-	798	-	-	-	-	798
Share-based compensation - equity incentive plan	-	-	-	-	1,159	-	-	1,159
Excess tax shortfalls from equity incentive plan	-	-	(18)	-	-	-	-	(18)
Common stock repurchased	(1,988,634)	(19)	(16,108)	-	-	-	-	(16,127)
Issuance of common stock in connection with stock option exercises	336,527	3	2,942	-	-	(1,468)	-	1,477
Issuance of common stock in connection with equity incentive plan	-	-	69	-	(69)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	401	-	-	-	-	401
Cash dividends declared and paid ($0.52 per share)	-	-	-	-	-	(14,295)	-	(14,295)
BALANCE AT DECEMBER 31, 2010	28,166,419	282	181,842	(9,701)	(2,158)	56,496	(5,516)	221,245
Net income	-	-	-	-	-	5,874	-	5,874
Other comprehensive income	-	-	-	-	-	-	13,232	13,232
Common stock held by ESOP committed to be released (86,720 shares)	-	-	112	582	-	-	-	694
Share-based compensation - stock options	-	-	792	-	-	-	-	792
Share-based compensation - equity incentive plan	-	-	-	-	1,157	-	-	1,157
Excess tax shortfalls from equity incentive plan	-	-	(93)	-	-	-	-	(93)
Issuance of common stock to ESOP	1,946	-	15	-	-	-	-	15
Common stock repurchased	(1,331,856)	(14)	(10,057)	-	-	-	-	(10,071)
Issuance of common stock in connection with stock option exercises	81,741	1	688	-	-	(330)	-	359
Issuance of common stock in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	89	-	-	-	-	89
Cash dividends declared and paid ($0.54 per share)	-	-	-	-	-	(14,305)	-	(14,305)
BALANCE AT DECEMBER 31, 2011	26,918,250	269	173,615	(9,119)	(1,228)	47,735	7,716	218,988
Net income	-	-	-	-	-	6,254	-	6,254
Other comprehensive income	-	-	-	-	-	-	2,979	2,979
Common stock held by ESOP committed to be released (84,261 shares)	-	-	62	566	-	-	-	628
Share-based compensation - stock options	-	-	642	-	-	-	-	642
Share-based compensation - equity incentive plan	-	-	-	-	963	-	-	963
Excess tax shortfall from equity incentive plan	-	-	(96)	-	-	-	-	(96)
Common stock repurchased	(4,311,841)	(43)	(31,688)	-	-	-	-	(31,731)
Issuance of common stock in connection with stock option exercises	237,313	2	1,943	-	-	(904)	-	1,041
Excess tax benefits in connection with stock option exercises	-	-	240	-	-	-	-	240
Cash dividends declared and paid ($0.44 per share)	-	-	-	-	-	(10,721)	-	(10,721)
BALANCE AT DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187

See accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$6,254	$5,874	$3,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	698	1,206	8,923
Depreciation and amortization of premises and equipment	1,049	1,120	1,261
Net amortization of premiums and discounts on securities and mortgage loans	4,411	3,424	6,053
Net amortization of premiums on modified debt	537	187	-
Share-based compensation expense	1,605	1,949	1,957
Amortization of ESOP expense	628	694	747
Excess tax shortfalls from equity incentive plan	96	93	18
Excess tax benefits in connection with stock option exercises	(240)	(89)	(401)
Net gains on sales of securities	(2,907)	(414)	(4,072)
Other-than-temporary impairment losses on securities	-	102	147
Write-downs of OREO	166	-	285
Loss (gain) on sale of OREO	-	25	(1)
Loss on prepayment of borrowings	1,017	-	-
Deferred income tax provision (benefit)	185	21	(389)
Income from bank-owned life insurance	(1,519)	(1,546)	(1,524)
Changes in assets and liabilities:
Accrued interest receivable	(580)	248	928
Other assets	976	1,587	358
Other liabilities	(1,066)	309	1,059
Net cash provided by operating activities	11,310	14,790	18,355
INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	-	-	(62,111)
Proceeds from calls, maturities, and principal collections	-	-	69,075
Securities available for sale:
Purchases	(375,168)	(257,289)	(654,889)
Proceeds from sales	288,116	203,665	496,990
Proceeds from calls, maturities, and principal collections	86,210	89,183	122,598
Purchase of residential mortgages	(62,895)	(58,241)	(61,880)
Loan originations and principal payments, net	21,286	11,848	19,122
Purchase of Federal Home Loan Bank of Boston stock	(2,026)	(156)	(1,912)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	195	-	-
Proceeds from sale of OREO	-	198	1,693
Purchases of premises and equipment	(1,129)	(514)	(662)
Purchase of bank-owned life insurance	(2,600)	(2,000)	-
Surrender of bank-owned life insurance	1,585	-	-
Net cash used in investing activities	(46,426)	(13,306)	(71,976)
FINANCING ACTIVITIES:
Net increase in deposits	20,455	32,623	52,360
Net change in short-term borrowings	16,949	(9,952)	(11,562)
Repayment of long-term debt	(88,748)	(5,150)	(20,852)
Proceeds from long-term debt	118,735	14,132	45,129
Cash dividends paid	(10,721)	(14,305)	(14,295)
Common stock repurchased	(32,083)	(9,708)	(16,127)
Issuance of common stock in connection with stock option exercises	1,041	359	1,477
Excess tax shortfalls in connection with equity incentive plan	(96)	(93)	(18)
Excess tax benefits in connection with stock option exercises	240	89	401
Purchase of common stock in connection with employee benefit program	-	15	-
Net cash provided by financing activities	25,772	8,010	36,513

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(9,344)	9,494	(17,108)
Beginning of year	21,105	11,611	28,719
End of year	$11,761	$21,105	$11,611

Supplemental cashflow information:
Transfer of loans to other real estate owned	$-	$1,130	$538
Net cash due (from) to broker for investment purchases	(11)	(7,780)	7,791
Net cash due (from) to broker for common stock repurchased	(352)	352	-
Securities reclassified from available-for-sale to held-to-maturity	-	-	287,074

See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.  Cash and cash equivalents at December 31, 2011 include partially restricted cash of $2,076,000 for Federal Reserve Bank of Boston cash reserve requirements. There is no cash reserve requirement for the Federal Reserve Bank of Boston at December 31, 2012.  We are also required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract and line of credit with BBN. The required reserve amounted to $925,000 at December 31, 2012 and $650,000 at December 31, 2011.

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

Other-than-Temporary Impairment of Securities - On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary.  Declines in the fair value of marketable equity securities below their cost that are deemed to be other-than-temporary based on the severity and duration of the impairment are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses for securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings.  For all other impaired debt securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than-temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes.

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

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB.  Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLBB may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2012, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2012.

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

Commercial real estate – Loans in this segment are primarily income-producing investment properties and owner occupied commercial properties throughout New England.  The underlying cash flows generated by the properties or operations are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management obtains financial information annually and continually monitors the cash flows of these loans.

Commercial and industrial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, decreased consumer spending, changes in technology and government spending are examples of what will have an effect on the credit quality in this segment.

Consumer loans – Loans in this segment are both secured and unsecured and repayment is dependent on the credit quality of the individual borrower.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all of the principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements.  This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements.  This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2012 and 2011.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Bank-Owned Life Insurance – Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.

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

Retirement Plans and Employee Benefits - We provide a defined benefit pension plan for eligible employees in conjunction with a third-party provider. Our policy is to fund pension costs as accrued.  Employees are also eligible to participate in a 401(k) plan through third-party provider.  We make matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.  The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period.  The aggregate cost method is utilized for funding purposes.

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

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income.  We do not have any uncertain tax positions at December 31, 2012 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Net income applicable to common stock	$6,254	$5,874	$3,006

Average number of common shares issued	25,763	27,839	29,063
Less: Average unallocated ESOP Shares	(1,254)	(1,339)	(1,426)
Average unallocated equity incentive plan shares	(7)	(18)	(42)

Average number of common shares outstanding used
to calculate basic earnings per common share	24,502	26,482	27,595

Effect of dilutive stock options	18	108	198

Average number of common shares outstanding used
to calculate diluted earnings per common share	24,520	26,590	27,793

Basic earnings per share	$0.26	$0.22	$0.11

Diluted earnings per share	$0.26	$0.22	$0.11

Antidilutive shares (1)	1,666	1,641	1,564
____________________
(1)
Shares outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in shareholders’ equity are as follows:

	December 31,
	2012	2011
	(In thousands)
Net unrealized gain on securities available for sale	$20,188	$16,225
Tax effect	(6,935)	(5,573)
Net-of-tax amount	13,253	10,652

Noncredit portion of other-than-temporary impairment losses on securities available for sale	-	(501)
Tax effect	-	170
Net-of-tax amount	-	(331)

Unrecognized transition assets pertaining to defined benefit plans	21	32
Unrecognized deferred loss pertaining to defined benefit plans	(3,897)	(3,978)
Net accumulated other comprehensive loss pertaining to defined benefit plans	(3,876)	(3,946)
Tax effect	1,318	1,341
Net-of-tax amount	(2,558)	(2,605)

Net accumulated other comprehensive income	$10,695	$7,716

The following table presents changes in accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 by component:

	Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2011	$10,321	$(2,605)	$7,716
Current-period other comprehensive income	2,932	47	2,979
Balance at December 31, 2012	$13,253	$(2,558)	$10,695

Balance at December 31, 2010	$(3,774)	$(1,742)	$(5,516)
Current-period other comprehensive income	14,095	(863)	13,232
Balance at December 31, 2011	$10,321	$(2,605)	$7,716

An actuarial loss of $175,000 is included in accumulated other comprehensive income at December 31, 2012, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2013.  A transition asset of $12,000 is included in accumulated other comprehensive income at December 31, 2012, and is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2013.

Recent Accounting Pronouncements

In April 2011, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This ASU revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  This Update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and (2) the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The amendments in this Update were effective for interim and annual reporting periods beginning on or after December 15, 2011 and the adoption did not have a material impact on our financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments were effective during interim and annual periods beginning after December 15, 2011 and adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income, with no change in measurement.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholder’s equity.  Under the amended guidance, all changes in comprehensive income are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required.  See the Consolidated Statements of Comprehensive Income.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective for public entities for reporting periods beginning after December 15, 2012. The amendments in ASU 2013-02 do not have a significant impact on our consolidated financial statements.

2.     SECURITIES

Securities available for sale are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$318,951	$9,703	$(631)	$328,023
U.S. government guaranteed mortgage-backed securities	124,650	6,085	-	130,735
Corporate bonds	50,782	1,618	(63)	52,337
State and municipal bonds	38,788	2,067	(9)	40,846
Government-sponsored enterprise obligations	60,840	1,257	(37)	62,060
Mutual funds	5,998	117	(69)	6,046
Common and preferred stock	1,310	150	-	1,460

Total	$601,319	$20,997	$(809)	$621,507

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$377,447	$8,802	$(22)	$386,227
U.S. government guaranteed mortgage-backed securities	148,938	3,937	-	152,875
Private-label residential mortgage-backed securities	2,068	-	(501)	1,567
State and municipal bonds	43,393	2,481	-	45,874
Government-sponsored enterprise obligations	23,761	991	-	24,752
Mutual funds	5,813	99	(58)	5,854
Common and preferred stock	393	6	(11)	388

Total	$601,813	$16,316	$(592)	$617,537

Our repurchase agreements and FHLBB advances are collateralized by government-sponsored enterprises and certain mortgage-backed securities (see Notes 6 and 7).

The amortized cost and fair value of securities at December 31, 2012, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$40,567	$41,910
Due after ten years	403,034	416,848

Total	$443,601	$458,758

	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$1,872	$1,913
Due after one year through five years	44,303	46,038
Due after five years through ten years	83,734	85,952
Due after ten years	20,501	21,340

Total	$150,410	$155,243

Gross realized gains and losses on sales of securities for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Gross gains realized	$4,068	$1,901	$6,346
Gross losses realized	(1,161)	(1,487)	(2,274)
Net gain realized	$2,907	$414	$4,072

Proceeds from the sale of securities available for sale amounted to $288.1 million, $203.7 million and $497.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The tax provision applicable to net realized gains and losses were $1.0 million, $144,000 and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Government-sponsored mortgage-backed securities	$631	$49,081	$-	$-
Corporate bonds	63	4,330	-	-
State and municipal bonds	9	1,178	-	-
Government-sponsored enterprise obligations	37	17,918	-	-
Mutual funds	-	-	69	1,684

Total	$740	$72,507	$69	$1,684

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Government-sponsored mortgage-backed securities	$22	$14,652	$-	$-
Private-label residential mortgage-backed securities	-	-	501	1,567
Mutual funds	-	-	58	1,626
Common and preferred stock	-	-	11	28

Total	$22	$14,652	$570	$3,221

At December 31, 2012, twenty-one debt and mortgage-backed securities had gross unrealized losses with aggregate depreciation of 1.0% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At December 31, 2012, one mutual fund had a gross unrealized loss with depreciation of 3.9% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund that invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

	Years Ended December 31,
	2012	2011
	(In thousands)

Balance at beginning of year	$442	$425
Reductions for securities sold during the period	(442)	(85)
Additional credit losses for which other-than-temporary impairment charge was previously recorded	-	102
Balance at end of year	$-	$442

3.     LOANS

Loans consisted of the following amounts:
	December 31,
	2012	2011
	(In thousands)
Commercial real estate	$245,764	$232,491
Residential real estate:
Residential	185,345	155,994
Home equity	34,352	36,464
Commercial and industrial	126,052	125,739
Consumer	2,431	2,451
Total Loans	593,944	553,139
Unearned premiums and deferred loan fees and costs, net	974	1,017
Allowance for loan losses	(7,794)	(7,764)
	$587,124	$546,392

During 2012 and 2011, we purchased residential real estate loans aggregating $62.9 million and $58.2 million, respectively.  These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At December 31, 2012 and 2011, we serviced loans for participants aggregating $7.8 million and $5.7 million, respectively.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2011	$3,504	$1,531	$2,712	$17	$-	$7,764
Provision (Credit)	19	365	(161)	13	462	698
Charge-offs	(195)	(155)	(391)	(27)	-	(768)
Recoveries	78	5	7	10	-	100
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794

Balance at December 31, 2010	$3,182	$877	$2,849	$26	$-	$6,934
Provision (Credit)	357	647	215	(13)	-	1,206
Charge-offs	(175)	(2)	(442)	(21)	-	(640)
Recoveries	140	9	90	25	-	264
Balance at December 31, 2011	$3,504	$1,531	$2,712	$17	$-	$7,764

Balance at December 31, 2009	$2,371	$487	$4,748	$39	$-	$7,645
Provision (Credit)	8,339	415	209	(40)	-	8,923
Charge-offs	(7,536)	(36)	(2,129)	(16)	-	(9,717)
Recoveries	8	11	21	43	-	83
Balance at December 31, 2010	$3,182	$877	$2,849	$26	$-	$6,934

Further information pertaining to the allowance for loan losses by segment at December 31, 2012 and 2011 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2012

Amount of allowance for loans individually evaluated and deemed impaired	$377	$57	$104	$-	$-	$538
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,029	1,689	2,063	13	462	7,256
Total allowance for loan losses	$3,406	$1,746	$2,167	$13	$462	$7,794

Loans individually evaluated and deemed impaired	$15,398	$302	$1,379	$-	$-	$17,079
Loans collectively evaluated and not deemed impaired	230,366	219,395	124,673	2,431	-	576,865
Total loans	$245,764	$219,697	$126,052	$2,431	$-	$593,944

December 31, 2011

Amount of allowance for loans individually evaluated and deemed impaired	$449	$109	$39	$-	$-	$597
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,055	1,422	2,673	17	-	7,167
Total allowance for loan losses	$3,504	$1,531	$2,712	$17	$-	$7,764

Loans individually evaluated and deemed impaired	$15,739	$422	$1,145	$-	$-	$17,306
Loans collectively evaluated and not deemed impaired	216,752	192,036	124,594	2,451	-	535,833
Total loans	$232,491	$192,458	$125,739	$2,451	$-	$553,139

The following is a summary of past due and non-accrual loans by class at December 31, 2012 and 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
December 31, 2012
Commercial real estate	$94	$331	$818	$1,243	$-	$1,558
Residential real estate:
Residential	347	70	735	1,152	-	939
Home equity	139	42	-	181	-	103
Commercial and industrial	138	-	178	316	-	409
Consumer	-	1	-	1	-	-
Total	$718	$444	$1,731	$2,893	$-	$3,009

December 31, 2011
Commercial real estate	$840	$-	$740	$1,580	$-	$1,879
Residential real estate:
Residential	562	-	184	746	-	670
Home equity	128	-	204	332	-	230
Commercial and industrial	111	183	-	294	-	154
Consumer	22	2	-	24	-	-
Total	$1,663	$185	$1,128	$2,976	$-	$2,933

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,011	$1,177	$-	$1,505	$-
Residential real estate	118	125	-	119	-
Commercial and industrial	203	212	-	36	-
Total	1,332	1,514	-	1,660	-

Impaired loans with a valuation allowance:
Commercial real estate	14,387	14,454	377	14,053	643
Residential real estate	184	184	57	186	-
Home equity	-	-	-	72	-
Commercial and industrial	1,176	1,178	104	1,268	42
Total	15,747	15,816	538	15,579	685

Total impaired loans	$17,079	$17,330	$538	$17,239	$685

				Year Ended
	At December 31, 2011			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,545	$1,679	$-	$1,635	$-
Residential real estate	120	126	-	122	-
Commercial and industrial	-	-	-	349	-
Total	1,665	1,805	-	2,106	-

Impaired loans with a valuation allowance:
Commercial real estate	14,194	14,225	449	12,431	691
Residential real estate	187	187	70	23	-
Home equity	115	115	39	115	-
Commercial and industrial	1,145	1,150	39	1,023	54
Total	15,641	15,677	597	13,592	745

Total impaired loans	$17,306	$17,482	$597	$15,698	$745

No interest income was recognized for impaired loans on a cash-basis method during the years ended December 31, 2012 and 2011. As of December 31, 2012, we have committed to lend an additional $113,000 to one customer with outstanding loans that are classified as impaired and TDRs.

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

Nonperforming TDRs are shown as nonperforming assets. Loans modified as TDRs are shown in the table below. One loan relationship, consisting of one commercial real estate loan and one commercial industrial loan totaling $14.8 million included below, was restructured in 2011 to reduce the interest rate. These loans were restructured again in June 2012 to commence principal and interest payments. The collateral supporting the loan relationship is deemed sufficient and the income levels going forward are expected to sustain continued principal and interest payments. The loan has performed since the June 2012 modification and we have received all scheduled principal and interest payments. Another loan relationship, consisting of three commercial real estate loans and three commercial industrial loans, totaling $1.0 million were allowed an extended interest only period through 2013.  Another loan relationship, consisting of two commercial industrial loans, totaling $150,000, was restructured in 2012 by extending the remaining amortization from five to ten years. The final commercial real estate loan for $126,000 was restructured in 2012 by extending the remaining amortization from seven to ten years.

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	5	$14,785	$14,785	1	$14,000	$14,000
Commercial and industrial	6	1,344	1,344	1	1,000	1,000
Total	11	$16,129	$16,129	2	$15,000	$15,000

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	4	$944	-	$-
Commercial and industrial	1	141	-	-
Residential	-	-	1	120
Total	5	$1,085	1	$120

As of December 31, 2012, we have committed to lend an additional $113,000 to one customer with outstanding loans that are classified as TDRs. This loan will be used for building improvements to generate rental income. There were no charge-offs on TDRs during the year ended December 31, 2012.

Credit Quality Information

We utilize an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are monitored individually for impairment and risk rated as “substandard”.

Loans rated 1 – 3 are considered “Pass” rated loans with low to average risk

Loans rated 4 are considered “Pass Watch,” which represent loans to borrowers with declining earnings, losses, or strained cash flow.

Loans rated 5 are considered “Special Mention.” These loans exhibit potential credit weaknesses or downward trends and are being closely monitored by us.

Loans rated 6 are considered “Substandard.” Generally, a loan is considered substandard if the borrower exhibits a well-defined weakness that may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

Loans rated 7 are considered “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable and that a partial loss of principal is likely.

Loans rated 8 are considered uncollectible and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $16.3 million and $10.1 million at December 31, 2012 and 2011, respectively.  We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at December 31, 2012 and December 31, 2011:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
December 31, 2012
Loans rated 1 – 3	$203,756	$184,406	$34,249	$99,405	$2,431	$524,247
Loans rated 4	19,027	-	-	15,804	-	34,831
Loans rated 5	1,943	-	-	941	-	2,884
Loans rated 6	21,038	939	103	9,902	-	31,982
Loans rated 7	-	-	-	-	-	-
	$245,764	$185,345	$34,352	$126,052	$2,431	$593,944

December 31, 2011
Loans rated 1 – 3	$182,453	$155,324	$36,234	$87,287	$2,451	$463,749
Loans rated 4	22,855	-	-	16,129	-	38,984
Loans rated 5	7,104	-	-	7,678	-	14,782
Loans rated 6	19,885	670	230	14,645	-	35,430
Loans rated 7	194	-	-	-	-	194
	$232,491	$155,994	$36,464	$125,739	$2,451	$553,139

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $2.0 million and $2.8 million at December 31, 2012 and 2011, respectively.  Net service fee income of $7,000, $12,000, and $11,000 was recorded for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in service charges and fees on the consolidated statements of income.

4.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2012	2011
	(In thousands)

Land	$1,826	$1,826
Buildings	12,951	12,685
Leasehold improvements	1,446	1,467
Furniture and equipment	10,108	9,268
Total	26,331	25,246

Accumulated depreciation and amortization	(15,254)	(14,249)

Premises and equipment, net	$11,077	$10,997

Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010 amounted to $1.0 million, $1.1 million, and $1.3 million, respectively.

5.     DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand and NOW:
NOW accounts	$52,595	0.30%	$71,470	0.66%
Demand deposits	114,388	-	100,157	-

Savings:
Regular accounts	92,188	0.17	98,628	0.31
Money market accounts	168,195	0.38	146,935	0.61

Time certificates of deposit	326,047	1.46	315,768	1.60

Total deposits	$753,413	0.76%	$732,958	0.92%

Time deposits of $100,000 or more totaled $121.0 million and $101.9 million at December 31, 2012 and 2011, respectively.  Interest expense on such deposits totaled $1.7 million, $1.7 million and $2.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2013	$172,065
2014	86,668
2015	50,532
2016	16,279
2017	503
$326,047

Interest expense on deposits for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Savings	$186	$515	$823
Money market	807	620	358
Time	4,883	5,693	7,735
Other interest-bearing	266	761	934
	$6,142	$7,589	$9,850

Cash paid for interest on deposits totaled $6.2 million, $7.6 million and $9.8 million for years ended December 31, 2012, 2011, and 2010, respectively.

6.     SHORT-TERM BORROWINGS

FHLBB Advances – FHLBB advances with an original maturity of less than one year, amounted to $41.7 million and $36.0 million at December 31, 2012 and 2011, respectively, at a weighted average rate of 0.24% and 0.15%, respectively.

We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2012 and 2011.  Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis.  The outstanding principal is due daily but the portion not repaid will be automatically renewed.  At December 31, 2012, there was an outstanding advance under this line, amounting to $8.7 million. At December 31, 2011, there were no advances outstanding under this line.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-back securities.

BBN Advances – We have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2012, we had $4.0 million outstanding under this line.  There were no advances outstanding under this line at December 31, 2011.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Balance outstanding at end of year	$24,213	$16,985
Maximum amount outstanding during year	43,027	24,695
Average amount outstanding during year	24,270	16,838
Weighted average interest rate at end of year	0.19%	0.23%
Amortized cost of collateral pledged at end of year (1)	51,000	39,000
Fair value of collateral pledged at end of year (1)	54,957	41,055

(1) Includes collateral pledged toward $5.5 million in long-term customer repurchase agreements.

Our repurchase agreements are collateralized by government-sponsored enterprises and certain mortgage-backed securities.  The weighted average interest rate on the pledged collateral was 3.41% and 3.40% at December 31, 2012 and 2011, respectively.

Cash paid for interest on short-term borrowings totaled $114,000, $154,000, and $375,000 for years ended December 31, 2012, 2011, and 2010, respectively.

7.     LONG-TERM DEBT

 FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

	Amount		Weighted Average Rate
	2012	2011	2012	2011
	(In thousands)
Fixed-rate advances maturing:
2012	$-	$12,979	-%	1.3%
2013	19,950	12,500	1.1	1.5
2014	21,413	44,069	1.2	2.1
2015	25,215	42,650	1.6	3.1
2016	40,932	29,000	2.4	2.9
2017	17,500	-	2.6	-
2018	5,000	-	3.2	-
2019	5,000	-	3.2	-
	134,470	141,198	2.0%	2.4%
Variable-rate advances maturing:
2015	9,600	9,467	1.1	1.0
2016*	23,000	10,000	0.6	1.7
2017*	30,000	-	(0.2)	-
2018*	12,000	-	(0.1)	-
2019*	11,000	-	-	-
	85,600	19,467	0.2	1.4

Total advances	$220,070	$160,665	1.3%	2.3%

*At December 31, 2012, the following amounts are callable at the option of FHLBB: $13.0 million in 2013, $30.0 million in 2014 and $23.0 million in 2015. If these advances are not called, the weighted average rate on these advances, which is currently variable and resets based on LIBOR, will become fixed and increase to 1.4% for the 2013 call, 2.2% for the 2014 call, and 2.5% for the 2015 call. No FHLBB advances were callable at December 31, 2011.

At December 31, 2012 and 2011, mortgage-backed securities pledged as collateral to the FHLB had a carrying value of $255.1 million and $241.0 million, respectively.

During 2012, we completed a restructuring of our FHLBB advance portfolio in order to reduce our future cost of funds.  Advances totaling $62.7 million with a weighted average rate of 2.68% were modified by extending their maturity dates and lowering the weighted average rate to 1.60%. A prepayment penalty of $1.6 million was paid upon restructuring and is being amortized to interest expense on a level yield method over the remaining maturity of the modified advances. During 2011, advances totaling $48.3 million with an average rate of 2.88% were modified by extending their maturity dates and lowering the average rate to 2.25%.

Customer Repurchase Agreements - At December 31, 2012, we had one long-term customer repurchase agreement for $5.5 million with a rate of 2.5% and a final maturity in 2013.  At December 31, 2011, we had one long-term customer repurchase agreement for $5.4 million with a rate of 2.0% and a final maturity in 2012.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase are secured by government-sponsored enterprise securities with a carrying value of $65.1 million and $103.1 million as of December 31, 2012 and 2011, respectively. We may be required to provide additional collateral based on the fair value of the underlying securities.

	Amount		Weighted Average Rate
	2012	2011	2012	2011
	(In thousands)
Fixed-rates maturing:
2013	$14,800	$14,800	2.5%	2.5%
2014	-	28,000	-	3.1
2018	29,500	29,500	2.9	2.9
	44,300	72,300	2.8	2.9
Variable-rates maturing:
2018	9,000	9,000	3.8	3.8

Total	$53,300	$81,300	2.9%	3.0%

At December 31, 2012 and 2011, the years in which securities sold under agreements to repurchase are callable are as follows:

	Amount		Weighted Average Rate
	2012	2011	2012	2011
	(In thousands)

2012	$-	$48,300	-%	3.0%
2013	48,300	-	3.0	-
	$48,300	$48,300	3.0%	3.0%

Cash paid for interest on long-term debt totaled $6.5 million, $6.7 million and $6.5 million for years ended December 31, 2012, 2011, and 2010, respectively.

In December 2012, we prepaid repurchase agreements in the amount $28.0 million and incurred a prepayment expense of $1.0 million.   The repurchase agreements had a weighted average cost of 3.06% and the prepayment will decrease the cost of funds which will help increase the net interest margin.  Since the repurchase agreements were paid off during the last week of December 2012, they had minimal impact to the cost of funds for the year ended December 31, 2012.

8.     STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under our 2002 Stock Option Plan and 2007 Stock Option Plan, we may grant options to our directors, officers, and employees for up to 1,631,682 and 1,560,101, respectively, shares of common stock, of which 1,631,682 and 1,503,869, respectively, have been granted.  At December 31, 2012, 57,232 were available for future grants under these plans.  Both incentive stock options and non-statutory stock options may be granted under the plans.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of ten years.  All options currently outstanding vest at 20% per year.

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010
Expected dividend yield	6.64%	7.04%
Expected volatility	34.19%	35.83%
Risk-free interest rate	3.12%	2.48%
Expected life	10 years	10 years

No stock options were granted in 2012.

The expected volatility is based on historical volatility.  The risk-free rates for period consistent with the expected term of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term is based on historical exercise.  The dividend yield assumption is based on our history and expectation of dividend payouts.

A summary of the status of our stock options at December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2011	1,907,744	$9.32
Exercised	(237,313)	4.39
Forfeited	(1,000)	10.04
Outstanding at December 31, 2012	1,669,431	10.02	4.87	$-

Exercisable at December 31, 2012	1,578,830	$10.02	4.68	$-

The weighted average fair value of the options granted in 2011 and 2010 was $1.42 and $1.27 per option, respectively. No stock options were granted in 2012. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $819,000, $277,000, and $1.3 million, respectively.  Cash received for options exercised during the years ended December 31, 2012, 2011, and 2010 was $1.0 million, $359,000, and $1.5 million, respectively.

For the years ended December 31, 2012, 2011, and 2010, share-based compensation expense applicable to stock options was $642,000, $792,000, and $798,000, respectively, with related tax benefits of $173,000, $209,000, and $212,000, respectively.

At December 31, 2012, total unrecognized share-based compensation cost related to unvested stock options was $128,000.  This amount is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees.  Of these totals, 652,664 and 616,600 shares, respectively, are currently issued and outstanding. At December 31, 2012, 7,441 shares were available for future grants under these plans. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by us.  Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.  Shares awarded vest ratably over five years.  The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

A summary of the status of unvested restricted stock awards at December 31, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2011	155,206	$9.53
Shares vested	(120,906)	9.89
Shares forfeited	(500)	10.04
Balance at December 31, 2012	33,800	$8.23

We recorded total expense for restricted stock awards of $963,000, $1.2 million, and $1.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.  Tax provisions related to equity incentive plan expense were $96,000, $93,000 and $18,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Unrecognized compensation cost for stock awards was $261,000 at December 31, 2012, with a remaining life of 3.23 years.

In 2010, 9,000 restricted stock awards were granted, having a fair value of $7.67 per share. Total fair value of the stock awards vested was $874,000, $1.1 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012, the remaining principal balance is payable as follows:

Year Ending
December 31,	Amount
(In thousands)
2013	$447
2014	447
2015	447
2016	447
2017	447
Thereafter	7,481
$9,716

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $628,000, $694,000, and $747,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Shares held by the ESOP include the following at December 31, 2012 and 2011:

	2012	2011
Allocated	624,823	568,174
Committed to be allocated	84,261	86,720
Unallocated	1,201,899	1,286,160
	1,910,983	1,941,054

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $8.7 million and $9.5 million at December 31, 2012 and 2011, respectively.  ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

9.                      RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide a defined benefit pension plan for eligible employees (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$18,326	$16,191	$14,057
Service cost	1,094	989	930
Interest	800	890	773
Actuarial loss	27	401	1,079
Benefits paid	(1,500)	(145)	(648)
Benefit obligation at end of year	18,747	18,326	16,191

Change in plan assets:
Fair value of plan assets at beginning of year	11,377	10,950	9,793
Actual return (loss) on plan assets	824	(28)	1,205
Employer contribution	1,500	600	600
Benefits paid	(1,500)	(145)	(648)
Fair value of plan assets at end of year	12,200	11,377	10,950

Funded status and accrued benefit at end of year	$6,547	$6,949	$5,241

Accumulated benefit obligation at end of year	$13,292	$11,964	$9,842

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2012	2011
Discount rate	4.00%	4.50%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2012	2011	2010
	(In thousands)
Service cost	$1,094	$989	$930
Interest cost	800	890	773
Expected return on assets	(867)	(876)	(783)
Actuarial loss	(12)	116	91
Transition asset amortization	175	(12)	(12)

Net periodic pension cost	$1,190	$1,107	$999

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	2012	2011	2010
Discount rate	4.50%	5.50%	5.50%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	4.00	5.00	5.00

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2012
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$-	$2,987	$-	$2,987
Small/mid U.S. equity	-	755	-	755
International equity	-	1,286	-	1,286
Balanced/asset allocation	-	603	-	603
Short-term fixed income	-	711	-	711
Fixed income	-	5,858	-	5,858
	$-	$12,200	$-	$12,200

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Collective funds	$3,691	$2,126	$-	$5,817
Equity securities	2,736	-	-	2,736
Mutual funds	1,618	-	-	1,618
Hedge funds	-	-	844	844
Short-term investments	-	362	-	362
	$8,045	$2,488	$844	$11,377

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

The following is a reconciliation of Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$844	$786
Unrealized appreciation	-	58
Reductions for assets transferred during the year	(844)	-

Balance at end of year	$-	$844

We had no Level 3 investments as of December 31, 2012.

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2012 was an equity-based investment deployment of 40% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee.  The remainder of the portfolio is allocated to fixed income at 50% and other investments including real assets up to 10%.  The assets of the plan were transferred to a new third-party provider during 2012 and were allocated to similar fund categories within such provider’s platform.   The assets are currently being moved on a dollar cost allocation basis in increments of 20% over a twelve month period to arrive at the desired allocation mix.  At December 31, 2012, the portfolio was allocated to equities at 46% and fixed income at 54%.  The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2013	$634
2014	1,229
2015	901
2016	1,821
2017	645
In aggregate for 2018 – 2022	5,242

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2013.

Postretirement Benefits - We provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement.  As of December 31, 2012 and 2011 the accrued liability recorded in other liabilities on the consolidated balance sheets amounted to $301,000 and $310,000, respectively.  Total expense associated with this plan amounted to $29,000 for the year ended 2012, $25,000 for the year ended 2011, and $26,000 for the year ended December 31, 2010.

Supplemental Retirement Benefits - We provided supplemental retirement benefits to certain key officers pursuant to certain supplemental executive retirement plans.  During 2012, our remaining liability under such plans was paid out and the plan terminated.  In 2011, our accrued liability relating to these benefits was $80,000.  Amounts charged to expense were $2,000, $7,000, and $12,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan.  We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan.  Our contributions to the plan were $214,000, $205,000 and $184,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

To ensure capital adequacy, the OCC regulations establish quantitative measures which require the Bank and Westfield Financial to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets and of tangible capital to tangible assets.  We believe, as of December 31, 2012 and 2011, that we met all capital adequacy requirements to which we are subject. Westfield Financial’s and the Bank’s capital ratios as of December 31, 2012 and 2011 are set forth in the following table.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012

Total Capital (to Risk Weighted Assets):
Consolidated	$186,084	25.41%	$58,586	8.00%	N/A	-
Bank	176,904	24.24	58,390	8.00	$72,988	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	178,201	24.33	29,293	4.00	N/A	-
Bank	169,191	23.18	29,195	4.00	43,793	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	178,201	13.91	51,239	4.00	N/A	-
Bank	169,191	13.25	51,090	4.00	63,862	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	169,191	13.25	19,159	1.50	N/A	-

December 31, 2011

Total Capital (to Risk Weighted Assets):
Consolidated	$216,363	31.60%	$54,780	8.00%	N/A	-
Bank	207,899	30.47	54,590	8.00	$68,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	208,599	30.46	27,390	4.00	N/A	-
Bank	200,673	29.41	27,295	4.00	40,943	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	208,599	16.76	49,796	4.00	N/A	-
Bank	200,673	16.17	49,639	4.00	62,049	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	200,673	16.17	18,615	1.50	N/A	-

The following is a reconciliation of our GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2012	2011
	(In thousands)
Consolidated GAAP capital	$189,187	$218,988
Unrealized gains on certain available-for-sale
securities, net of tax	(13,253)	(10,321)
Unrealized losses on defined benefit pension plan	2,558	2,605
Disallowed deferred tax asset	(291)	(2,673)
Tier 1 capital	178,201	208,599

Unrealized gains on certain available-for-sale equity securities	89	-
Allowance for loan losses	7,794	7,764

Total regulatory capital	$186,084	$216,363

On December 7, 2012, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 2,427,000 shares, or 10 percent of our outstanding shares of common stock. There were 1,420,338 shares purchased under the repurchase program as of December 31, 2012.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval.  In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  At December 31, 2012 and 2011, the Bank had no retained earnings available for payment of dividends without prior regulatory approval.  Accordingly, $58.4 million and $54.6 million of our equity in the net assets of the Bank was restricted at December 31, 2012 and 2011, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.  The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.

11.    INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2012	2011	2010
		(In thousands)

Current tax provision:
Federal	$1,856	$1,179	$302
State	215	106	121
Total	2,071	1,285	423

Deferred tax provision (benefit):
Federal	184	21	(387)
State	1	-	(2)
Total	185	21	(389)

Total	$2,256	$1,306	$34

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2012	2011	2010

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.7	1.0	2.6
Tax exempt income	(6.4)	(9.3)	(17.0)
Bank-owned life insurance (BOLI)	(5.7)	(7.1)	(17.0)
Surrender of BOLI policies	1.9	-	-
Other, net	1.0	(0.4)	(1.5)

Effective tax rate	26.5%	18.2%	1.1%

Cash paid for income taxes for the years ended December 31, 2012, 2011, and 2010 was $2.6 million, $16,000, and $177,000, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2012	2011
	(In thousands)

Deferred tax assets:
Defined benefit plan	$1,318	$1,341
Allowance for loan losses	2,650	2,640
Employee benefit and share-based compensation plans	2,970	2,949
Other-than-temporary impairment write-down	110	495
Depreciation and amortization	147	128
Other	98	143
	7,293	7,696

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(6,935)	(5,403)
Deferred loan fees	(179)	(198)
Other	(56)	(232)
	(7,170)	(5,833)

Net deferred tax asset	$123	$1,863

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

We do not have any uncertain tax positions at December 31, 2012 or 2011 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2012, 2011 and 2010.

Our income tax returns are subject to review and examination by federal and state tax authorities.  We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012.  The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2009 are open.

12.    TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers.  Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2012	2011
	(In thousands)

Balance at beginning of year	$19,518	$15,310
Principal distributions	1,063	8,319
Repayments of principal	(4,317)	(7,337)
Change in related party status	-	3,226

Balance at end of year	$16,264	$19,518

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

We do not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2012	2011
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$86,474	$83,340
Loan commitments	14,984	7,297
Existing construction loan agreements	22,641	1,349
Standby letters of credit	2,190	11,242

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

During the fourth quarter, we entered into a risk participation agreement (“RPA”) with another financial institution.  The RPA is a guarantee to share credit risk associated with an interest rate swap on a participation loan in the event of counterparty default.   As such, we accept a portion of the credit risk in order to participate in the loan and we receive a one-time fee.  The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPA. Per the terms of the RPA, we must pledge collateral equal to our exposure for the interest rate swap.  We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2012, believe sufficient collateral is available to cover potential swap losses.  The term of the RPA, which correspond to the term of the underlying swap, is 10 years.  At December 31, 2012, the fair value of the interest rate swap was $305,000, of which we guarantee 50% of the amount in a default event.  The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swap and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2012, we would have been required to make payments of approximately $153,000.

Standby letters of credit are written conditional commitments issued by us that guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2012, outstanding commitments to extend credit totaled $126.3 million, with $35.0 million in fixed rate commitments with interest rates ranging from 2.75% to 12.00% and $91.3 million in variable rate commitments.  At December 31, 2011, outstanding commitments to extend credit totaled $103.2 million, with $8.5 million in fixed rate commitments with interest rates ranging from 3.50% to 12.00% and $94.7 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2046.  Certain of the leases provide for renewal periods for up to forty years at our discretion.  Rent expense under operating leases was $625,000, $591,000, and $523,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2012, are as follows:

Year Ending December 31,	Amount
(In thousands)

2013	$624
2014	621
2015	592
2016	471
2017	369
Thereafter	9,435
$12,112

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

14.    CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts.  As of December 31, 2012 and 2011, our residential and commercial related real estate loans represented 78.4% and 76.8% of total loans, respectively.  Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted.  For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof, and private-label residential mortgage-backed securities.  At December 31, 2012 and December 31, 2011, all fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

Federal Home Loan Bank and other stock - These investments are carried at cost which is their estimated redemption value.

Loans receivable - For adjustable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans and residential real estate) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored residential mortgage-backed securities	$-	$328,023	$-	$328,023
U.S. government guaranteed residential mortgage-backed securities	-	130,735	-	130,735
Corporate bonds	-	52,337	-	52,337
State and municipal bonds	-	40,846	-	40,846
Government-sponsored enterprise obligations	-	62,060	-	62,060
Mutual funds	6,046	-	-	6,046
Common and preferred stock	1,460	-	-	1,460
Total assets	$7,506	$614,001	$-	$621,507

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored residential mortgage-backed securities	$-	$386,227	$-	$386,227
U.S. government guaranteed residential mortgage-backed securities	-	152,875	-	152,875
Private-label residential mortgage-backed securities	-	1,567	-	1,567
State and municipal bonds	-	45,874	-	45,874
Government-sponsored enterprise obligations	-	24,752	-	24,752
Mutual funds	5,854	-	-	5 ,854
Common and preferred stock	388	-	-	388
Total assets	$6,242	$611,295	$-	$617,537

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2012 and 2011.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2012 and 2011.

	At			Year Ended
	December 31, 2012			December 31, 2012
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$1,229	$160
Other real estate owned	-	-	964	(166)
Total assets	$-	$-	$2,193	$(6)

	At			Year Ended
	December 31, 2011			December 31, 2011
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$1,181	$(303)
Other real estate owned	-	-	1,130	(170)
Total assets	$-	$-	$2,311	$(473)

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

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$11,761	$11,761	$-	$-	$11,761
Securities available for sale	621,507	7,506	614,001	-	621,507
Federal Home Loan Bank of Boston and other restricted stock	14,269	-	-	14,269	14,269
Loans - net	587,124	-	-	610,695	610,695
Accrued interest receivable	4,602	-	-	4,602	4,602

Liabilities:
Deposits	753,413	-	-	757,450	757,450
Short-term borrowings	69,934	-	69,936	-	69,936
Long-term debt	278,861	-	290,536	-	290,536
Accrued interest payable	471	-	-	471	471

	December 31, 2011
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$21,105	$21,105	$-	$-	$21,105
Securities available for sale	617,537	6,242	611,295	-	617,537
Federal Home Loan Bank of Boston and other restricted stock	12,438	-	-	12,438	12,438
Loans - net	546,392	-	-	552,422	552,422
Accrued interest receivable	4,022	-	-	4,022	4,022

Liabilities:
Deposits	732,958	-	-	731,294	731,294
Short-term borrowings	52,985	-	52,982	-	52,982
Long-term debt	247,320	-	258,470	-	258,470
Accrued interest payable	656	-	-	656	656

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

We operate only in the U.S. domestic market, primarily in western Massachusetts.  For the years ended December 31, 2012, 2011 and 2010, there is no customer that accounted for more than 10% of our revenue.

17.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2012	2011
	(In thousands)
ASSETS:
Cash equivalents	$572	$791
Securities available for sale	2,772	2,308
Investment in subsidiaries	179,784	210,989
ESOP loan receivable	9,716	10,162
Other assets	6,142	5,310
TOTAL ASSETS	$198,986	$229,560

LIABILITIES:
ESOP loan payable	$9,716	$10,162
Other liabilities	83	410
EQUITY	189,187	218,988
TOTAL LIABILITIES AND EQUITY	$198,986	$229,560

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
INCOME:
Dividends from subsidiaries	$42,372	$21,661	$19,500
Interest income from securities	68	98	247
ESOP loan interest income	813	848	884
Gain (loss) on sale of securities, net	-	134	(22)
Other income	-	1	2
Total income	43,253	22,742	20,611

OPERATING EXPENSE:
Salaries and employee benefits	2,262	2,670	2,710
ESOP interest expense	813	848	884
Other	511	762	426
Total operating expense	3,586	4,280	4,020

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	39,667	18,462	16,591

DIVIDENDS IN EXCESS OF EARNINGS OF SUBSIDIARIES	(34,130)	(13,237)	(13,600)

NET INCOME BEFORE TAXES	5,537	5,225	2,991

INCOME TAX BENEFIT	(717)	(649)	(15)

NET INCOME	$6,254	$5,874	$3,006

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,254	$5,874	$3,006
Dividends in excess of earnings of subsidiaries	34,130	13,237	13,600
Net amortization of premiums and discounts on securities	-	1	14
Net realized securities (gains) losses	-	(134)	22
Change in other liabilities	36	(10)	21
Change in other assets	(271)	29	813
Other, net	2,089	2,439	2,110

Net cash provided by operating activities	42,238	21,799	19,586

INVESTING ACTIVITIES:
Purchase of securities	(1,533)	(1,095)	(759)
Proceeds from principal collections	575	1	1,160
Sale of securities	566	3,299	5,023

Net cash (used in) provided by investing activities	(392)	2,205	5,424

FINANCING ACTIVITIES:
Cash dividends paid	(10,721)	(14,305)	(14,295)
Common stock repurchased	(32,083)	(9,708)	(16,127)
Excess tax benefit (shortfall) from share-based compensation	144	(4)	383
Issuance of common stock to ESOP	-	15	-
Issuance of common stock in connection with stock option exercises	1,041	359	1,477
Repayment of long-term debt	(446)	(446)	(446)

Net cash used in financing activities	(42,065)	(24,452)	(29,008)

NET DECREASE IN CASH AND
CASH EQUIVALENTS:	(219)	(448)	(3,998)

CASH AND CASH EQUIVALENTS:
Beginning of year	791	1,239	5,237

End of year	$572	$791	$1,239

18.    OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2012, 2011 and 2010.

19.    SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated.  The year to date totals may differ slightly due to rounding.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,715	$10,910	$10,853	$10,626
Interest expense	3,298	3,183	3,150	3,032

Net interest and dividend income	7,417	7,727	7,703	7,594

Provision for loan losses	220	260	218	-
Other noninterest income	968	804	1,007	1,321

Loss on sale of OREO	-	-	-	(1,017)
Gain on sales of securities, net	1,585	97	174	1,051
Noninterest expense	6,844	6,833	6,798	6,748

Income before income taxes	2,906	1,535	1,868	2,201
Income tax provision	567	561	481	647
Net income	$2,339	$974	$1,387	$1,554

Basic earnings per share	$0.09	$0.04	$0.06	$0.07
Diluted earnings per share	$0.09	$0.04	$0.06	$0.07

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$11,457	$11,449	$11,174	$10,926
Interest expense	3,810	3,720	3,555	3,382

Net interest and dividend income	7,647	7,729	7,619	7,544

Provision for loan losses	339	175	15	677
Other noninterest income	806	909	899	904

Total other-than-temporary impairment losses in securities	(345)	(433)	(536)	-
Portion of impairment losses recognized in accumulated other comprehensive income	313	425	474	-
Net impairment losses recognized in income	(32)	(8)	(62)	-

Loss on sale of OREO	-	-	(25)	-
Gain on sales of securities, net	31	46	131	206
Noninterest expense	6,540	6,433	6,639	6,346

Income before income taxes	1,574	2,068	1,908	1,631
Income taxes	288	503	414	102
Net income	$1,286	$1,565	$1,494	$1,529

Basic earnings per share	$0.05	$0.06	$0.06	$0.06
Diluted earnings per share	$0.05	$0.06	$0.06	$0.06