Form 10-Q
period 2013-03-31
WESTFIELD FINANCIAL INC
filed 2013-05-06
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 26, 2013, the registrant had 21,837,060 shares of common stock, $.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	March 31,	December 31,
	2013	2012
ASSETS
CASH AND DUE FROM BANKS	$11,597	$9,847
FEDERAL FUNDS SOLD	138	459
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	7,448	1,455
CASH AND CASH EQUIVALENTS	19,183	11,761

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	616,155	621,507
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,242	14,269
LOANS - Net of allowance for loan losses of $7,565 and $7,794 at March 31, 2013 and December 31, 2012, respectively	588,699	587,124
PREMISES AND EQUIPMENT, Net	11,127	11,077
ACCRUED INTEREST RECEIVABLE	4,477	4,602
BANK-OWNED LIFE INSURANCE	46,607	46,222
DEFERRED TAX ASSET, Net	2,130	123
OTHER REAL ESTATE OWNED	-	964
OTHER ASSETS	3,233	3,813
TOTAL ASSETS	$1,306,853	$1,301,462

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$115,322	$114,388
Interest-bearing	656,874	639,025
Total deposits	772,196	753,413

SHORT-TERM BORROWINGS	55,827	69,934
LONG-TERM DEBT	289,600	278,861
SECURITIES PENDING SETTLEMENT	288	-
OTHER LIABILITIES	9,962	10,067
TOTAL LIABILITIES	1,127,873	1,112,275

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 21,902,642 shares issued and outstanding at March 31, 2013; 22,843,722 shares issued and outstanding at December 31, 2012	219	228
Additional paid-in capital	137,677	144,718
Unearned compensation - ESOP	(8,416)	(8,553)
Unearned compensation - Equity Incentive Plan	(240)	(265)
Retained earnings	42,877	42,364
Accumulated other comprehensive income	6,863	10,695
Total shareholders' equity	178,980	189,187
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,306,853	$1,301,462
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
(Dollars in thousands, except share and per share data)

	Three Months
	Ended March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$4,995	$5,039
Commercial and industrial loans	1,241	1,302
Consumer loans	35	40
Debt securities, taxable	3,716	3,844
Debt securities, tax-exempt	304	423
Equity securities	37	45
Other investments - at cost	19	22
Federal funds sold, interest-bearing deposits and other short-term investments	2	-
Total interest and dividend income	10,349	10,715
INTEREST EXPENSE:
Deposits	1,387	1,637
Long-term debt	1,258	1,631
Short-term borrowings	34	30
Total interest expense	2,679	3,298
Net interest and dividend income	7,670	7,417
(CREDIT) PROVISION FOR LOAN LOSSES	(235)	220
Net interest and dividend income after (credit) provision for loan losses	7,905	7,197

NONINTEREST INCOME (LOSS):
Service charges and fees	572	509
Income from bank-owned life insurance	385	384
Gain on bank-owned life insurance death benefit	-	75
Loss on prepayment of borrowings	(1,426)	-
Gain on sales of securities, net	1,427	1,585
Total noninterest income	958	2,553
NONINTEREST EXPENSE:
Salaries and employees benefits	3,808	4,277
Occupancy	705	705
Computer operations	526	527
Professional fees	510	437
OREO expense	22	17
FDIC insurance assessment	161	143
Other	783	738
Total noninterest expense	6,515	6,844
INCOME BEFORE INCOME TAXES	2,348	2,906
INCOME TAX PROVISION	566	567
NET INCOME	$1,782	$2,339

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.08	$0.09
Weighted average shares outstanding	21,102,021	25,449,759
Diluted earnings per share	$0.08	$0.09
Weighted average diluted shares outstanding	21,102,075	25,502,311
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012

Net income	$1,782	$2,339

Other comprehensive (loss) income:
Unrealized losses on securities:
Unrealized holding losses on available for sale securities	(4,418)	(1,443)
Reclassification adjustment for gains realized in income	(1,427)	(1,585)
Net unrealized losses	(5,845)	(3,028)
Tax effect	2,007	1,051
Net-of-tax amount	(3,838)	(1,977)

Defined benefit pension plans:
Reclassification adjustments:
Actuarial loss	12	39
Transition asset	(3)	(2)
Net adjustments pertaining to defined benefit plans	9	37
Tax effect	(3)	(12)
Net-of-tax amount	6	25

Other comprehensive loss	(3,832)	(1,952)

Comprehensive (loss) income	$(2,050)	$387
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Net income	-	-	-	-	-	2,339	-	2,339
Other comprehensive loss	-	-	-	-	-	-	(1,952)	(1,952)
Common stock held by ESOP committed to be released (84,261 shares)	-	-	25	141	-	-	-	166
Share-based compensation - stock options	-	-	196	-	-	-	-	196
Share-based compensation - equity incentive plan	-	-	-	-	288	-	-	288
Excess tax benefits from equity incentive plan	-	-	3	-	-	-	-	3
Common stock repurchased	(493,226)	(5)	(3,956)	-	-	-	-	(3,961)
Issuance of common stock in connection with stock option exercises	177,077	2	1,454	-	-	(678)	-	778
Excess tax benefits in connection with stock option exercises	-	-	195	-	-	-	-	195
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,529)	-	(1,529)
BALANCE AT MARCH, 31 2012	26,602,101	$266	$171,532	$(8,978)	$(940)	$47,867	$5,764	$215,511

BALANCE AT DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Net income	-	-	-	-	-	1,782	-	1,782
Other comprehensive loss	-	-	-	-	-	-	(3,832)	(3,832)
Common stock held by ESOP committed to be released (81,803 shares)	-	-	14	137	-	-	-	151
Share-based compensation - stock options	-	-	13	-	-	-	-	13
Share-based compensation - equity incentive plan	-	-	-	-	25	-	-	25
Excess tax benefit from equity incentive plan	-	-	1	-	-	-	-	1
Common stock repurchased	(941,080)	(9)	(7,069)	-	-	-	-	(7,078)
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,269)	-	(1,269)
BALANCE AT MARCH, 31 2013	21,902,642	$219	$137,677	$(8,416)	$(240)	$42,877	$6,863	$178,980
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$1,782	$2,339
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(235)	220
Depreciation and amortization of premises and equipment	260	266
Net amortization of premiums and discounts on securities and mortgage loans	1,128	952
Net amortization of premiums on modified debt	155	53
Share-based compensation expense	38	484
Amortization of ESOP expense	151	166
Excess tax benefits from equity incentive plan	(1)	(3)
Excess tax benefits in connection with stock option exercises	-	(195)
Net gains on sales of securities	(1,427)	(1,585)
Loss on sale of other real estate owned	6	-
Loss on prepayment of borrowings	1,426	-
Deferred income tax benefit	(3)	(52)
Income from bank-owned life insurance	(385)	(384)
Gain on bank-owned life insurance death benefit	-	(75)
Changes in assets and liabilities:
Accrued interest receivable	125	(124)
Other assets	580	(132)
Other liabilities	(95)	544
Net cash provided by operating activities	3,505	2,474
INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(106,632)	(152,055)
Proceeds from sales	77,163	100,285
Proceeds from calls, maturities, and principal collections	29,298	21,015
Purchase of residential mortgages	(13,089)	(14,696)
Loan originations and principal payments, net	11,726	10,272
Purchase of Federal Home Loan Bank of Boston stock	(1,004)	-
Proceeds from redemption of Federal Home Loan Bank of Boston stock	31	195
Proceeds from sale of other real estate owned	958	-
Purchases of premises and equipment	(310)	(351)
Net cash used in investing activities	(1,859)	(35,335)
FINANCING ACTIVITIES:
Net increase in deposits	18,783	15,672
Net change in short-term borrowings	(14,107)	17,252
Repayment of long-term debt	(22,876)	(46,731)
Proceeds from long-term debt	32,034	47,633
Cash dividends paid	(1,269)	(1,529)
Common stock repurchased	(6,790)	(4,313)
Issuance of common stock in connection with stock option exercises	-	778
Excess tax benefits in connection with equity incentive plan	1	3
Excess tax benefits in connection with stock option exercises	-	195
Net cash provided by financing activities	5,776	28,960

NET CHANGE IN CASH AND CASH EQUIVALENTS:	7,422	(3,901)
Beginning of period	11,761	21,105
End of period	$19,183	$17,204

Supplemental cashflow information:
Interest paid	$2,695	$3,217
Taxes paid	53	70
Net cash due (paid) to broker for common stock repurchased	288	(352)
See the accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”), a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank operates 11 branches in western Massachusetts and its primary sources of revenue is income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2013, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the year ending December 31, 2013.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

Reclassifications - Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

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

Earnings per common share for the three months ended March 31, 2013 and 2012 have been computed based on the following:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)

Net income applicable to common stock	$1,782	$2,339

Average number of common shares issued	22,311	26,743
Less: Average unallocated ESOP Shares	(1,202)	(1,286)
Less: Average ungranted equity incentive plan shares	(7)	(7)

Average number of common shares outstanding used
to calculate basic earnings per common share	21,102	25,450

Effect of dilutive stock options	-	52

Average number of common shares outstanding used
to calculate diluted earnings per common share	21,102	25,502

Basic earnings per share	$0.08	$0.09

Diluted earnings per share	$0.08	$0.09

Antidilutive shares (1)	1,661	1,641

___________________
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

The components of accumulated other comprehensive income included in shareholders’ equity are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)

Net unrealized gain on securities available for sale	$14,343	$20,188
Tax effect	(4,928)	(6,935)
Net-of-tax amount	9,415	13,253

Unrecognized transition asset pertaining to defined benefit plans	18	21
Unrecognized deferred loss pertaining to defined benefit plans	(3,885)	(3,897)
Net adjustments pertaining to defined benefit plans	(3,867)	(3,876)
Tax effect	1,315	1,318
Net-of-tax amount	(2,552)	(2,558)

Accumulated other comprehensive income	$6,863	$10,695

The following table presents changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 by component:

	Securities	Defined Benefit Plans(1)	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2012	$13,253	$(2,558)	$10,695
Change in unrealized gain/loss	(4,418)	9	(4,409)
Tax effect on change in unrealized gain/loss	1,068	(3)	1,065
Reclassification adjustment for gains realized in income	(1,427)	-	(1,427)
Tax effect on gain/loss realized in income	939	-	939
Net current-period other comprehensive (loss) income	(3,838)	6	(3,832)
Balance at March 31, 2013	$9,415	$(2,552)	$6,863

________________________
(1)	Amounts have been recognized through the Consolidated Statements of Net Income as a component of salaries and employee benefits expense.

	Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2011	$10,321	$(2,605)	$7,716
Net current-period other comprehensive (loss) income	(1,977)	25	(1,952)
Balance at March 31, 2012	$8,344	$(2,580)	$5,764

4.      SECURITIES

Securities available for sale are summarized as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Government sponsored mortgage- backed securities	$336,625	$5,669	$(1,521)	$340,773
U.S. government guaranteed mortgage- backed securities	122,366	5,822	(34)	128,154
Corporate bonds	52,132	1,530	(4)	53,658
State and municipal bonds	31,705	1,739	(17)	33,427
Government sponsored enterprise obligations	51,640	1,020	(113)	52,547
Mutual funds	6,035	88	(79)	6,044
Common and preferred stock	1,309	243	-	1,552

Total	$601,812	$16,111	$(1,768)	$616,155

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government sponsored mortgage- backed securities	$318,951	$9,703	$(631)	$328,023
U.S. government guaranteed mortgage- backed securities	124,650	6,085	-	130,735
Corporate bonds	50,782	1,618	(63)	52,337
State and municipal bonds	38,788	2,067	(9)	40,846
Government sponsored enterprise obligations	60,840	1,257	(37)	62,060
Mutual funds	5,998	117	(69)	6,046
Common and preferred stock	1,310	150	-	1,460

Total	$601,319	$20,997	$(809)	$621,507

U.S. government guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale at March 31, 2013, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$76,233	$77,121
Due after ten years	382,758	391,806
Total	$458,991	$468,927

Debt securities:
Due in one year or less	$1,871	$1,905
Due after one year through five years	47,087	49,045
Due after five years through ten years	71,404	72,932
Due after ten years	15,115	15,750
Total	$135,477	$139,632

Gross realized gains and losses on sales of securities for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Gross gains realized	$1,442	$2,141
Gross losses realized	(15)	(556)
Net gain realized	$1,427	$1,585

Proceeds from the sale of securities available for sale amounted to $77.2 million and $100.3 million for the three months ended March 31, 2013 and 2012, respectively.

The tax provision applicable to net realized gains and losses was $488,000 and $550,000 for the three months ended March 31, 2013 and 2012, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government sponsored mortgage-backed securities	$(1,521)	$144,445	$-	$-
U.S. government guaranteed mortgage-backed securities	(34)	7,286	-	-
Corporate bonds	(4)	1,618	-	-
State and municipal bonds	(17)	1,167	-	-
Government sponsored enterprise obligations	(113)	19,845	-	-
Mutual funds	(1)	1,038	(78)	1,688

Total	$(1,690)	$175,399	$(78)	$1,688

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government sponsored mortgage-backed securities	$(631)	$49,081	$-	$-
Corporate bonds	(63)	4,330	-	-
State and municipal bonds	(9)	1,178	-	-
Government sponsored enterprise obligations	(37)	17,918	-	-
Mutual funds	-	-	(69)	1,684

Total	$(740)	$72,507	$(69)	$1,684

At March 31, 2013, 35 mortgage-backed securities had gross unrealized losses with aggregate depreciation of 1.0% from our amortized cost basis existing for less than 12 months.  At March 31, 2013, six government-sponsored enterprise obligations had gross unrealized loss with aggregate depreciation of 0.6% from our amortized cost basis existing for less than 12 months.  At March 31, 2013, two corporate bonds had gross unrealized loss of 0.2% from our amortized cost basis existing for less than 12 months.  At March 31, 2013, one municipal bond had gross unrealized loss of 1.4% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At March 31, 2013, one mutual fund had gross unrealized loss with aggregate depreciation of 0.1% from our amortized cost basis existing for less than 12 months.  At March 31, 2013, one mutual fund had a gross unrealized loss with depreciation of 4.4% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund that invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to the recovery of its amortized cost basis, the loss is deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Three Months Ended March 31,
2012
(In thousands)

Beginning balance	$442
Reductions for securities sold during the period	(442)
Ending balance	$-

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2013	2012
	(In thousands)
Commercial real estate	$243,481	$245,764
Residential real estate:
Residential	190,537	185,345
Home equity	33,348	34,352
Commercial and industrial	126,233	126,052
Consumer	1,770	2,431
Total Loans	595,369	593,944
Unearned premiums and deferred loan fees and costs, net	895	974
Allowance for loan losses	(7,565)	(7,794)
	$588,699	$587,124

During the three months ended March 31, 2013 and 2012, we purchased residential real estate loans aggregating $13.1 million and $14.7 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At March 31, 2013 and December 31, 2012, we serviced loans for participants aggregating $8.5 million and $7.8 million, respectively.

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

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated, and unallocated components, as further described below.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2013 and 2012 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (Credit)	(251)	33	(23)	2	4	(235)
Charge-offs	(20)	(57)	(72)	(5)	-	(154)
Recoveries	154	-	5	1	-	160
Balance at March 31, 2013	$3,289	$1,722	$2,077	$11	$466	$7,565

Balance at December 31, 2011	$3,504	$1,531	$2,712	$17	$-	$7,764
Provision (Credit)	20	104	95	1	-	220
Charge-offs	(195)	-	-	(4)	-	(199)
Recoveries	14	1	1	2	-	18
Balance at March 31, 2012	$3,343	$1,636	$2,808	$16	$-	$7,803

Further information pertaining to the allowance for loan losses by segment at March 31, 2013, and December 31, 2012 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2013

Amount of allowance for loans individually evaluated and
deemed impaired	$279	$-	$29	$-	$-	$308
Amount of allowance for loans collectively or individually
evaluated for impairment and not deemed impaired	3,010	1,722	2,048	11	466	7,257
Total allowance for loan losses	$3,289	$1,722	$2,077	$11	$466	$7,565

Loans individually evaluated and deemed impaired	$15,286	$244	$1,381	$-	$-	$16,911
Loans collectively evaluated and not deemed impaired	228,195	223,641	124,852	1,770	-	578,458
Total loans	$243,481	$223,885	$126,233	$1,770	$-	$595,369

December 31, 2012

Amount of allowance for loans individually evaluated and
deemed impaired	$377	$57	$104	$-	$-	$538
Amount of allowance for loans collectively or individually
evaluated for impairment and not deemed impaired	3,029	1,689	2,063	13	462	7,256
Total allowance for loan losses	$3,406	$1,746	$2,167	$13	$462	$7,794

Loans individually evaluated and deemed impaired	$15,398	$302	$1,379	$-	$-	$17,079
Loans collectively evaluated and not deemed impaired	230,366	219,395	124,673	2,431	-	576,865
Total loans	$245,764	$219,697	$126,052	$2,431	$-	$593,944

The following is a summary of past due and non-accrual loans by class at March 31, 2013, and December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
March 31, 2013
Commercial real estate	$663	$328	$808	$1,799	$-	$1,527
Residential real estate:
Residential	125	19	473	617	-	937
Home equity	220	98	-	318	-	97
Commercial and industrial	345	104	140	589	-	396
Consumer	4	13	4	21	-	3
Total	$1,357	$562	$1,425	$3,344	$-	$2,960

December 31, 2012
Commercial real estate	$94	$331	$818	$1,243	$-	$1,558
Residential real estate:
Residential	347	70	735	1,152	-	939
Home equity	139	42	-	181	-	103
Commercial and industrial	138	-	178	316	-	409
Consumer	-	1	-	1	-	-
Total	$718	$444	$1,731	$2,893	$-	$3,009

The following is a summary of impaired loans by class at March 31, 2013, and December 31, 2012:

				Three Months Ended
	At March 31, 2013			March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,526	$1,781	$-	$1,542	$-
Residential real estate	244	309	-	273	-
Commercial and industrial	396	445	-	392	-
Total	2,166	2,535	-	2,207	-

Impaired loans with a valuation allowance:
Commercial real estate	13,760	13,760	279	13,800	147
Commercial and industrial	985	985	29	988	11
Total	14,745	14,745	308	14,788	158

Total impaired loans	$16,911	$17,280	$308	$16,995	$158

				Three Months Ended
	At December 31, 2012			March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,011	$1,177	$-	$1,532	$-
Residential real estate	118	125	-	120	-
Commercial and industrial	203	212	-	-	-
Total	1,332	1,514	-	1,652	-

Impaired loans with a valuation allowance:
Commercial real estate	14,387	14,454	377	14,097	149
Residential real estate	184	184	57	187	-
Home equity	-	-	-	115	-
Commercial and industrial	1,176	1,178	104	1,163	11
Total	15,747	15,816	538	15,562	160

Total impaired loans	$17,079	$17,330	$538	$17,214	$160

No interest income was recognized for impaired loans on a cash-basis method during the three months ended March 31, 2013 or 2012.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three months ended March 31, 2013 and 2012.

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring.  The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	March 31, 2013
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	1	$44
Total	1	$44

No TDRs defaulted during the three months ended March 31, 2012.

As of March 31, 2013, we have committed to lend an additional $46,000 to one customer with outstanding loans that are classified as TDRs. This loan will be used for building improvements to generate rental income.  There was $36,000 in charge-offs on TDRs during the three months ended March 31, 2013.  There were no charge-offs on TDRs during the three months ended March 13, 2012.

Credit Quality Information

We utilize an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are monitored individually for impairment and risk rated as “substandard”.

Loans rated 1 – 3 are considered “Pass” rated loans with low to average risk.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $12.3 and $16.3 million at March 31, 2013 and December 31, 2012, respectively.  We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at March 31, 2013, and December 31, 2012:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2013
Loans rated 1 – 3	$199,313	$189,842	$33,312	$97,357	$1,770	$521,594
Loans rated 4	21,414	-	-	17,766	-	39,180
Loans rated 5	1,387	-	-	1,398	-	2,785
Loans rated 6	21,367	695	36	9,712	-	31,810
	$243,481	$190,537	$33,348	$126,233	$1,770	$595,369

December 31, 2012
Loans rated 1 – 3	$203,756	$184,406	$34,249	$99,405	$2,431	$524,247
Loans rated 4	19,027	-	-	15,804	-	34,831
Loans rated 5	1,943	-	-	941	-	2,884
Loans rated 6	21,038	939	103	9,902	-	31,982
	$245,764	$185,345	$34,352	$126,052	$2,431	$593,944

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,560,101 stock options, respectively, to our directors, officers, and employees.

Stock awards are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  No stock awards were granted during the three months ended March 31, 2013. At March 31, 2013, 7,441 stock awards were available for future grants.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of 10 years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

No stock options were granted during the three months ended March 31, 2013.  All stock awards and stock options currently vest at 20% per year.  At March 31, 2013, 57,232 stock options were available for future grants.

Our stock award and stock option plans activity for the three months ended March 31, 2013 and 2012 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	33,800	$8.23	1,669,431	$10.02
No activity	-	-	-	-
Outstanding at March 31, 2013	33,800	$8.23	1,669,431	$10.02

Outstanding at December 31, 2011	155,206	$9.54	1,907,744	$9.32
Stock options exercised	-	-	(177,077)	4.39
Outstanding at March 31, 2012	155,206	$9.54	1,730,667	$9.82

We recorded compensation costs relating to stock options of $13,000 and $196,000 with related tax benefits of $4,000 and $52,000 for the three months ended March 31, 2013 and 2012, respectively.

We recorded compensation cost related to the stock awards of $25,000 and $288,000 for the three months ended March 31, 2013 and 2012, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $20.5 million and $33.0 million at March 31, 2013, and December 31, 2012, respectively.  At December 31, 2012, we had $8.7 million outstanding on our line of credit with the FHLBB.  There were no advances outstanding on the line of credit as of March 31, 2013.  Customer repurchase agreements were $35.3 million at March 31, 2013, and $24.2 million at December 31, 2012.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at March 31, 2013, and December 31, 2012, were held by commercial customers. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2012, we had $4.0 million outstanding under this line of credit.  There were no advances outstanding under this line of credit at March 31, 2013.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At March 31, 2013, we had $244.8 million in long-term debt with the FHLBB and $39.3 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $220.1 million in long-term debt with FHLBB advances and $53.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2012.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2013.  Customer repurchase agreements were $5.5 million and $5.4 million at March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013, we prepaid repurchase agreements in the amount $9.0 million and incurred a prepayment expense of $1.4 million.   The repurchase agreements had a weighted average cost of 3.77%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.  During the first quarter of 2012, advances totaling $40.2 million with an average rate of 2.16% were modified.  A prepayment penalty of $1.7 million was paid upon modification and is being amortized to interest expense on a level yield method over the remaining maturity of the modified advances.

All FHLBB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$277	$256
Interest cost	178	200
Expected return on assets	(232)	(214)
Transition asset	(3)	(2)
Actuarial loss	12	39
Net periodic pension cost	$232	$279

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2013.  No contributions have been made to the plan for the three months ended March 31, 2013.  The Trustee for the pension plan was changed prior to March 31, 2013.  The pension plan assets are now invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan provider.

9.  FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

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

Loans receivable – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans and residential real estate loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued interest – The carrying amounts of accrued interest approximate fair value.

Deposit liabilities – The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings and long-term debt – The fair values of our debt instruments are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Commitments to extend credit - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the term and credit risk.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$340,773	$-	$340,773
U.S. government guaranteed mortgage-backed securities	-	128,154	-	128,154
Corporate bonds	-	53,658	-	53,658
State and municipal bonds	-	33,427	-	33,427
Government-sponsored enterprise obligations	-	52,547	-	52,547
Mutual funds	6,044	-	-	6,044
Common and preferred stock	1,552	-	-	1,552
Total assets	$7,596	$608,559	$-	$616,155

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$328,023	$-	$328,023
U.S. government guaranteed mortgage-backed securities	-	130,735	-	130,735
Private-label residential mortgage-backed securities	-	52,337	-	52,337
State and municipal bonds	-	40,846	-	40,846
Government-sponsored enterprise obligations	-	62,060	-	62,060
Mutual funds	6,046	-	-	6,046
Common and preferred stock	1,460	-	-	1,460
Total assets	$7,506	$614,001	$-	$621,507

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2013 and 2012.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2013 and 2012.

	At			Three Months Ended
	March 31, 2013			March 31, 2013
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$2,166	$69
Total assets	$-	$-	$2,166	$69

	At			Three Months Ended
	March 31, 2012			March 31, 2012
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$1,172	$157
Total assets	$-	$-	$1,172	$157

The amount of impaired loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses.  Impaired loans with adjustments resulting from discounted cash flows or without a specific reserve are not included in this disclosure.

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2013 and 2012.  We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	March 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,183	$19,183	$-	$-	$19,183
Securities available for sale	616,155	7,596	608,559	-	616,155
Federal Home Loan Bank of Boston and other restricted stock	15,242	-	-	15,242	15,242
Loans - net	588,699	-	-	609,865	609,865
Accrued interest receivable	4,477	-	-	4,477	4,477

Liabilities:
Deposits	772,196	-	-	775,888	775,888
Short-term borrowings	55,827	-	55,826	-	55,826
Long-term debt	289,600	-	299,180	-	299,180
Accrued interest payable	454	-	-	454	454

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$11,761	$11,761	$-	$-	$11,761
Securities available for sale	621,507	7,506	614,001	-	621,507
Federal Home Loan Bank of Boston and other restricted stock	14,269	-	-	14,269	14,269
Loans - net	587,124	-	-	610,695	610,695
Accrued interest receivable	4,602	-	-	4,602	4,602

Liabilities:
Deposits	753,413	-	-	757,450	757,450
Short-term borrowings	69,934	-	69,936	-	69,936
Long-term debt	278,861	-	290,536	-	290,536
Accrued interest payable	471	-	-	471	471

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective for public entities for reporting periods beginning after December 15, 2012.  See required disclosures in Note 3 of the unaudited consolidated financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We strive to remain a leader in meeting the financial service needs of our local community, and to provide quality service to the individuals and businesses in the market areas that we have served since 1853.  Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial loans, consumer loans and a variety of deposit products.  We meet the needs of our local community through a community-based and service-oriented approach to banking.

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

You should read the following financial results for the three months ended March 31, 2013 in the context of this strategy.

●	Net income was $1.8 million, or $0.08 per diluted share, for the three months ended March 31, 2013, compared to $2.3 million, or $0.09 per diluted share, for the same period in 2012.

●
The (credit) provision for loan losses was $(235,000) and $220,000 for the three months ended March 31, 2013 and 2012, respectively.  The credit for loan losses is the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.

●
Net interest income was $7.7 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.59% for the three months ended March 31, 2013, compared to 2.55% for the same period in 2012.  The increase in income was primarily due to a 32 basis point decrease in the cost of average interest-bearing liabilities and an increase of $21.6 million in average interest-earning assets, partially offset by a 20 basis point decrease in the yield on average interest-earning assets.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2013.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

Total assets were stable at $1.3 billion at March 31, 2013 and December 31, 2012.  Securities decreased $4.4 million to $631.4 million at March 31, 2013, from $635.8 million at December 31, 2012.

Total loans increased by $1.4 million to $596.3 million at March 31, 2013, from $594.9 million at December 31, 2012.  Residential loans increased $4.2 million to $223.9 million at March 31, 2013, from $219.7 million at December 31, 2012.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $13.1 million in residential loans within and contiguous to our market area.  While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial and industrial loans increased $181,000 to $126.2 million at March 31, 2013, from $126.1 million at December 31, 2012.  These increases were offset by a decrease in commercial real estate loans.  Commercial real estate loans decreased $2.3 million to $243.5 million at March 31, 2013, from $245.8 at December 31, 2012.  Owner occupied commercial real estate loans decreased $640,000 to $112.4 million at March 31, 2013, from $113.0 million at December 31, 2012, while non-owner occupied commercial real estate loans decreased $1.7 million to $131.1 million at March 31, 2013, from $132.8 million at December 31, 2012.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans remained consistent at $3.0 million at March 31, 2013 and December 31, 2012.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $43,000 for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, there was no real estate in foreclosure, as compared to $964,000 in foreclosed real estate at December 31, 2012.  During the first quarter of 2013, we sold this property and did not retain the financing.  At March 31, 2013 and December 31, 2012, our nonperforming loans to total loans were 0.50% and 0.51%, respectively, while our nonperforming assets to total assets were 0.23% and 0.31%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $18.8 million to $772.2 million at March 31, 2013, from $753.4 million at December 31, 2012.  The increase in deposits was due to a $19.2 million increase in money market accounts, which were $187.4 million and $168.2 million at March 31, 2013 and December 31, 2012, respectively.  This was the result of a relationship-based money market product established in second half of 2012 which continues to grow.  Time deposit accounts increased $3.1 million to $329.1 million at March 31, 2013, from $326.0 million at December 31, 2012.  Checking accounts decreased $3.5 million to $163.5 million at March 31, 2013 from $167.0 million at December 31, 2012.  We modified the interest rate structure on consumer checking accounts, which resulted in some funds from consumer checking shifting to the relationship-based money market account.

Borrowings decreased $3.4 million to $345.4 million at March 31, 2013, from $348.8 million at December 31, 2012.  Short-term borrowings decreased $14.1 million to $55.8 million at March 31, 2013, from $69.9 million at December 31, 2012.  This was partially offset by an increase in long-term debt of $10.7 million to $289.6 million from $278.9 million at December 31, 2012.  The change in our short-term debt and long-term borrowings was to take advantage of long-term, low cost FHLBB funding in this interest rate environment.  In addition, we prepaid repurchase agreements in the amount $9.0 million and incurred a prepayment expense of $1.4 million for the three months ended March 31, 2013.   The repurchase agreements had a weighted average cost of 3.77%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity was $179.0 million and $189.2 million, which represented 13.7% and 14.5% of total assets at March 31, 2013 and December 31, 2012, respectively.  The decrease in shareholders’ equity during the quarter reflects the repurchase of 941,080 shares of our common stock at a cost of $7.1 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $1.3 million and a decrease in other comprehensive income of $3.8 million due to changes in the market value of securities.  This was partially offset by net income of $1.8 million for the three months ended March 31, 2013.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

General

Net income was $1.8 million, or $0.08 per diluted share, for the quarter ended March 31, 2013, compared to $2.3 million, or $0.09 per diluted share, for the same period in 2012.  Net interest income was $7.7 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2013 and 2012, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2013			2012
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$590,290	$6,309	4.28%	$555,460	$6,420	4.62%
Securities(2)	613,288	4,202	2.74	622,854	4,497	2.89
Other investments - at cost	16,671	19	0.46	14,298	22	0.62
Short-term investments(3)	8,016	2	0.10	14,040	-	0.00
Total interest-earning assets	1,228,265	10,532	3.43	1,206,652	10,939	3.63
Total noninterest-earning assets	65,848			64,916

Total assets	$1,294,113			$1,271,568

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$50,195	37	0.29	$68,230	102	0.60
Savings accounts	91,770	37	0.16	97,957	65	0.27
Money market accounts	174,218	165	0.38	157,086	228	0.58
Time certificates of deposit	326,384	1,148	1.41	315,493	1,242	1.57
Total interest-bearing deposits	642,567	1,387		638,766	1,637
Short-term borrowings and long-term debt	346,382	1,292	1.49	305,014	1,661	2.18
Interest-bearing liabilities	988,949	2,679	1.08	943,780	3,298	1.40
Noninterest-bearing deposits	112,947			99,491
Other noninterest-bearing liabilities	10,050			10,317
Total noninterest-bearing liabilities	122,997			109,808

Total liabilities	1,111,946			1,053,588
Total equity	182,167			217,980
Total liabilities and equity	$1,294,113			$1,271,568
Less: Tax-equivalent adjustment(2)		(183)			(224)
Net interest and dividend income		$7,670			$7,417
Net interest rate spread(4)			2.35%			2.23%
Net interest margin(5)			2.59%			2.55%
Ratio of average interest-earning
assets to average interest-bearing liabilities			124.20			127.85
________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$403	$(514)	$(111)
Securities (1)	(69)	(226)	(295)
Other investments - at cost	4	(7)	(3)
Short-term investments	-	2	2
Total interest-earning assets	338	(745)	(407)

Interest-bearing liabilities
NOW accounts	(27)	(38)	(65)
Savings accounts	(4)	(24)	(28)
Money market accounts	25	(88)	(63)
Time deposits	43	(137)	(94)
Short-term borrowing and long-time debt	225	(594)	(369)
Total interest-bearing liabilities	262	(881)	(619)
Change in net interest and dividend income	$76	$136	$212
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.7 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.59% for the three months ended March 31, 2013, compared to 2.55% for the same period in 2012.

The increase in net interest income was primarily driven by a 32 basis point reduction in the cost of interest-bearing liabilities.  Interest expense decreased $619,000 to $2.7 million for the three months ended March 31, 2013, from $3.3 million for the same period in 2012.  The average cost of interest-bearing liabilities decreased 32 basis points to 1.08% for the three months ended March 31, 2013, from 1.40% for the same period in 2012.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings and long-term debt.  As previously mentioned, we prepaid repurchase agreements in the amount $9.0 million and incurred a prepayment expense of $1.4 million for the three months ended March 31, 2013.   The repurchase agreements had a weighted average cost of 3.77%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

Interest on earning-assets, on a tax-equivalent basis, decreased $407,000 to $10.5 million for the three months ended March 31, 2013, from $10.9 million for the same period in 2012. The average yield on interest-earning assets decreased 20 basis points to 3.43% for the three months ended March 31, 2013, from 3.63% for the same period in 2012.  The average yield on interest-earning assets decreased primarily due to a 34 basis point decrease in the average yield on loans to 4.28% for the three months ended March 31, 2013, from 4.62% for the same period in 2012 due to the lower interest rate environment.  This was partially mitigated by a $34.8 million increase in the average balance of loans to $590.3 million for the three months ended March 31, 2013, from $555.5 million for the same period in 2012.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended March 31, 2013 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include the continuous improvement of the overall risk profile of the commercial loan portfolio and a decrease in commercial real estate loans, and an increase in residential real estate loans.  After evaluating these factors, we recorded a credit of $235,000 for loan losses for the three months ended March 31, 2013, compared to a provision of $220,000 for the same period in 2012.  The allowance was $7.6 million at March 31, 2013 and $7.8 million at December 31, 2012.  The allowance for loan losses was 1.27% of total loans at March 31, 2013 and 1.31% at December 31, 2012.

The credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $230,000 to $308,000 at March 31, 2013.  In addition, commercial real estate loans decreased $2.3 million to $243.5 million at March 31, 2013, from $245.8 million at December 31, 2012.  Residential real estate loans increased $4.2 million to $223.9 million compared to December 31, 2012.  We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Net recoveries were $6,000 for the three months ended March 31, 2013.  This comprised charge-offs of $154,000 for the three months ended March 31, 2013, offset by recoveries of $160,000 for the same period.

Net charge-offs were $181,000 for the three months ended March 31, 2012.  This comprised charge-offs of $199,000 for the three months ended March 31, 2012, offset by recoveries of $18,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $1.3 million to $958,000 for the three months ended March 31, 2013, compared to $2.6 million for the same period in 2012.  During the three months ended March 31, 2012, we had $1.6 million in gains on sales of securities.  While there were $1.4 million in gains on sales of securities during the three months ended March 31, 2013, these gains were offset by $1.4 million in expense on the prepayment of borrowings.

Service charges and fees increased $63,000 to $572,000 at March 31, 2013, from $509,000 at March 31, 2012.  Fees collected from card-based transactions increased $41,000 for the three months ended March 31, 2013 which reflects an increase in customer debit card and automated teller machine transactions.  In addition, fees from the third-party mortgage company increased $40,000 to $44,000 for the three months ended March 31, 2013.

Noninterest Expense

Noninterest expense decreased $329,000 to $6.5 million for the three months ended March 31, 2013, compared to $6.8 million for the same period in 2012. Salaries and benefits decreased $469,000 to $3.8 million for the three months ended March 31, 2013.  This was mainly the result of the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.  Professional fees expense increased $73,000 to $510,000 for the three months ended March 31, 2013, compared to the same period in 2012.  This was primarily the result of a $47,000 increase in legal expenses due to general corporate matters.

Income Taxes

For the three months ended March 31, 2013, we had a tax provision of $566,000 as compared to $567,000 for the same period in 2012.  The effective tax rate was 24.1% for the three months ended March 31, 2013 and 19.5% for the same period in 2012.  The change in effective tax rate from March 31, 2012 is primarily due to the effect of maintaining lower levels of tax-advantaged income such as bank-owned life insurance and tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLBB at March 31, 2013, was $67.7 million. We also have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. As of March 31, 2013, our additional borrowing capacity from the BBN was $4.0 million.

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

At March 31, 2013, we exceeded each of the applicable regulatory capital requirements.  As of March 31, 2013, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of March 31, 2013, and December 31, 2012, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$179,606	24.42%	$58,836	8.00%	N/A	-
Bank	171,656	23.42	58,633	8.00	$73,292	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	171,867	23.37	29,418	4.00	N/A	-
Bank	164,027	22.38	29,317	4.00	43,975	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	171,867	13.22	51,990	4.00	N/A	-
Bank	164,027	12.65	51,859	4.00	64,824	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	164,027	12.65	19,447	1.50	N/A	-

December 31, 2012
Total Capital (to Risk Weighted Assets):
Consolidated	$186,084	25.41%	$58,586	8.00%	N/A	-
Bank	176,904	24.24	58,390	8.00	$72,988	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	178,201	24.33	29,293	4.00	N/A	-
Bank	169,191	23.18	29,195	4.00	43,793	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	178,201	13.91	51,239	4.00	N/A	-
Bank	169,191	13.25	51,090	4.00	63,862	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	169,191	13.25	19,159	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  The following table summarizes the contractual obligations and credit commitments at March 31, 2013:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$655	$1,249	$860	$9,345	$12,109

Borrowings and Debt
Federal Home Loan Bank	33,000	75,892	116,383	40,000	265,275
Securities sold under agreements to repurchase	50,652	-	29,500	-	80,152
Total borrowings and debt	83,652	75,892	145,883	40,000	345,427

Credit Commitments
Available lines of credit	61,917	-	-	23,298	85,215
Other loan commitments	21,271	3,365	-	154	24,790
Letters of credit	2,099	-	-	517	2,616
Total credit commitments	85,287	3,365	-	23,969	112,621

Total Obligations	$169,594	$80,506	$146,743	$73,314	$470,157

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2012 Annual Report. Please refer to Item 7A of the 2012 Annual Report for additional information.

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

ITEM 1A.                   RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2013	258,969	7.23	258,969	747,693
February 1 - 28, 2013	438,459	7.52	438,459	309,234
March 1 - 31, 2013	243,652	7.83	243,652	65,582	(1	)(2)
Total	941,080	7.52	941,080	65,582
___________________

(1)
On December 6, 2012, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 2,427,000 shares, or 10% of our outstanding common stock. This repurchase program commenced upon the completion of the previously announced program. As of March 31, 2013, there were 65,582 shares remaining to be purchase under the new repurchase program. We completed the stock repurchase program on April 5, 2013.

(2)	On April 23, 2013, the Board of Directors voted to authorize a stock repurchase program under which the Company may repurchase up to 1,092,000 shares, or 5% of our outstanding common stock.

There were no sales by us of unregistered securities during the three months ended March 31, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2013.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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