Form 10-Q
period 2013-06-30
WESTFIELD FINANCIAL INC
filed 2013-08-08
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 1, 2013, the registrant had 20,745,060 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	June 30,	December 31,
	2013	2012
ASSETS
CASH AND DUE FROM BANKS	$12,100	$9,847
FEDERAL FUNDS SOLD	104	459
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	3,502	1,455
CASH AND CASH EQUIVALENTS	15,706	11,761

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	417,053	621,507
SECURITIES HELD TO MATURITY (Fair value of $165,990 at June 30, 2013)	173,982	-
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,629	14,269
LOANS - Net of allowance for loan losses of $7,473 and $7,794 at June 30, 2013 and December 31, 2012, respectively	599,132	587,124
PREMISES AND EQUIPMENT, Net	11,311	11,077
ACCRUED INTEREST RECEIVABLE	4,461	4,602
BANK-OWNED LIFE INSURANCE	46,403	46,222
DEFERRED TAX ASSET, Net	6,987	123
OTHER REAL ESTATE OWNED	-	964
OTHER ASSETS	2,971	3,813
TOTAL ASSETS	$1,293,635	$1,301,462

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$120,501	$114,388
Interest-bearing	662,181	639,025
Total deposits	782,682	753,413

SHORT-TERM BORROWINGS	69,972	69,934
LONG-TERM DEBT	269,991	278,861
OTHER LIABILITIES	10,573	10,067
TOTAL LIABILITIES	1,133,218	1,112,275

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 20,745,060 shares issued and outstanding at June 30, 2013; 22,843,722 shares issued and outstanding at December 31, 2012	207	228
Additional paid-in capital	128,932	144,718
Unearned compensation - ESOP	(8,278)	(8,553)
Unearned compensation - Equity Incentive Plan	(263)	(265)
Retained earnings	42,196	42,364
Accumulated other comprehensive income (loss)	(2,377)	10,695
Total shareholders' equity	160,417	189,187
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,293,635	$1,301,462
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,006	$5,084	$10,002	$10,122
Commercial and industrial loans	1,267	1,253	2,507	2,555
Consumer loans	34	40	69	80
Debt securities, taxable	3,611	4,050	7,327	7,894
Debt securities, tax-exempt	270	415	574	839
Equity securities	36	42	73	86
Other Investments - at cost	21	25	40	47
Federal funds sold, interest-bearing deposits and other short-term investments	1	1	3	1
Total interest and dividend income	10,246	10,910	20,595	21,624
INTEREST EXPENSE:
Deposits	1,390	1,523	2,777	3,159
Long-term debt	1,188	1,623	2,446	3,254
Short-term borrowings	31	37	65	67
Total interest expense	2,609	3,183	5,288	6,480
Net interest and dividend income	7,637	7,727	15,307	15,144
(CREDIT) PROVISION FOR LOAN LOSSES	(70)	260	(305)	480
Net interest and dividend income after provision for loan losses	7,707	7,467	15,612	14,664

NONINTEREST INCOME (LOSS):
Service charges and fees	594	521	1,164	1,032
Income from bank-owned life insurance	387	278	773	661
Gain on bank-owned life insurance death benefit	563	5	563	80
Loss on prepayment of borrowings	(1,404)	-	(2,830)	-
Gain on sales of securities, net	823	97	2,250	1,681
Total noninterest income	963	901	1,920	3,454
NONINTEREST EXPENSE:
Salaries and employees benefit	3,817	4,127	7,625	8,404
Occupancy	730	703	1,434	1,408
Computer operations	602	523	1,152	1,050
Professional fees	527	532	1,037	969
OREO expense	-	21	22	38
FDIC insurance assessment	163	155	324	298
Other	950	772	1,709	1,510
Total noninterest expense	6,789	6,833	13,303	13,677
INCOME BEFORE INCOME TAXES	1,881	1,535	4,229	4,441
INCOME TAX PROVISION	297	561	863	1,128
NET INCOME	$1,584	$974	$3,366	$3,313

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.08	$0.04	$0.16	$0.13
Weighted average shares outstanding	20,276,261	25,141,989	20,686,860	25,295,875
Diluted earnings per share	$0.08	$0.04	$0.16	$0.13
Weighted average diluted shares outstanding	20,276,261	25,158,171	20,686,887	25,330,242
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,584	$974	$3,366	$3,313

Other comprehensive income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain on available for sale securities	(13,282)	4,583	(17,701)	3,139
Reclassification adjustment for gain realized in income	(823)	(97)	(2,250)	(1,681)
Net unrealized (loss) gain	(14,105)	4,486	(19,951)	1,458
Tax effect	4,857	(1,546)	6,864	(495)
Net-of-tax amount	(9,248)	2,940	(13,087)	963

Defined benefit pension plans:
Reclassification adjustment:
Actuarial loss	17	48	29	87
Transition asset	(3)	(3)	(6)	(5)
Net adjustments pertaining to defined benefit plans	14	45	23	82
Tax effect	(5)	(15)	(8)	(27)
Net-of-tax amount	9	30	15	55

Other comprehensive (loss) income	(9,239)	2,970	(13,072)	1,018

Comprehensive (loss) income	$(7,655)	$3,944	$(9,706)	$4,331

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Dollars in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Net income	-	-	-	-	-	3,313	-	3,313
Other comprehensive loss	-	-	-	-	-	-	1,018	1,018
Common stock held by ESOP committed to be released (84,261 shares)	-	-	44	283	-	-	-	327
Share-based compensation - stock options	-	-	392	-	-	-	-	392
Share-based compensation - equity incentive plan	-	-	-	-	576	-	-	576
Excess tax benefits from equity incentive plan	-	-	12	-	-	-	-	12
Common stock repurchased	(1,150,632)	(12)	(8,660)	-	-	-	-	(8,672)
Issuance of common stock in connection with stock option exercises	194,656	2	1,598	-	-	(746)	-	854
Excess tax benefits from stock option exercises	-	-	203	-	-	-	-	203
Cash dividends declared ($0.22 per share)	-	-	-	-	-	(5,581)	-	(5,581)
BALANCE AT JUNE, 30 2012	25,962,274	$259	$167,204	$(8,836)	$(652)	$44,721	$8,734	$211,430

BALANCE AT DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Net income	-	-	-	-	-	3,366	-	3,366
Other comprehensive loss	-	-	-	-	-	-	(13,072)	(13,072)
Common stock held by ESOP committed to be released (81,803 shares)	-	-	32	275	-	-	-	307
Share-based compensation - stock options	-	-	27	-	-	-	-	27
Share-based compensation - equity incentive plan	-	-	-	-	55	-	-	55
Excess tax benefit from equity incentive plan	-	-	2	-	-	-	-	2
Common stock repurchased	(2,098,662)	(21)	(15,900)	-	-	-	-	(15,921)
Issuance of common stock in connection with equity incentive plan	-	-	53	-	(53)	-	-	-
Cash dividends declared ($0.17 per share)	-	-	-	-	-	(3,534)	-	(3,534)
BALANCE AT JUNE, 30 2013	20,745,060	$207	$128,932	$(8,278)	$(263)	$42,196	$(2,377)	$160,417
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$3,366	$3,313
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(305)	480
Depreciation and amortization of premises and equipment	530	532
Net amortization of premiums and discounts on securities and mortgage loans	2,307	1,937
Net amortization of premiums on modified debt	312	214
Share-based compensation expense	82	968
Amortization of ESOP expense	307	327
Excess tax benefits from equity incentive plan	(2)	(12)
Excess tax benefits in connection with stock option exercises	-	(203)
Net gains on sales of securities	(2,250)	(1,681)
Gain on sale of other real estate owned	6	-
Deferred income tax benefit	(8)	(102)
Income from bank-owned life insurance	(773)	(661)
Gain on bank-owned life insurance death benefit	(563)	(80)
Changes in assets and liabilities:
Accrued interest receivable	141	(661)
Other assets	842	(332)
Other liabilities	531	755
Net cash provided by operating activities	4,523	4,804
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,636)	-
Proceeds from calls, maturities, and principal collections	363	-
Securities, available for sale:
Purchases	(150,972)	(255,877)
Proceeds from sales	122,092	189,949
Proceeds from calls, maturities, and principal collections	41,654	44,884
Purchase of residential mortgages	(28,491)	(45,690)
Loan originations and principal payments, net	16,751	15,588
Purchase of Federal Home Loan Bank of Boston stock	(1,391)	(1,802)
Proceeds from redemption of other restricted stock	31	195
Proceeds from sale of other real estate owned	958	-
Purchases of premises and equipment	(764)	(713)
Purchase of banked-owned life insurance	-	(2,600)
Surrender of bank-owned life insurance	-	1,585
Disbursement of bank-owned life insurance gain	(282)	-
Proceeds from payout on bank-owned life insurance	1,437	-
Net cash used in investing activities	(1,250)	(54,481)
FINANCING ACTIVITIES:
Net increase in deposits	29,269	14,593
Net change in short-term borrowings	38	5,589
Repayment of long-term debt	(41,250)	(48,231)
Proceeds from long-term debt	32,068	90,667
Cash dividends paid	(3,534)	(5,581)
Common stock repurchased	(15,921)	(9,024)
Issuance of common stock in connection with stock option exercises	-	854
Excess tax benefits in connection with equity incentive plan	2	12
Excess tax benefits in connection with stock option exercises	-	203
Net cash (used) provided by financing activities	672	49,082

NET CHANGE IN CASH AND CASH EQUIVALENTS:	3,945	(595)
Beginning of period	11,761	21,105
End of period	$15,706	$20,510

Supplemental cashflow information:
Securities reclassified from available-for-sale to held-to-maturity	$172,091	$-
Interest paid	5,359	6,408
Taxes paid	313	1,604
Net cash paid to broker for common stock repurchased	-	352
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”), a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank operates 11 branches in western Massachusetts and 1 branch in Granby, Connecticut.  The Bank’s primary source of revenue is income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of Westfield Financial, the Bank, Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

Estimates – The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for both at the date of the unaudited consolidated financial statements.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the valuation of deferred tax assets.

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2013, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations for the year ending December 31, 2013.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2013 and 2012 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net income applicable to common stock	$1,584	$974	$3,366	$3,313

Average number of common shares issued	21,464	26,414	21,885	26,578
Less: Average unallocated ESOP shares	(1,181)	(1,265)	(1,191)	(1,275)
Less: Average ungranted equity incentive plan shares	(7)	(7)	(7)	(7)

Average number of common shares outstanding used
to calculate basic earnings per common share	20,276	25,142	20,687	25,296

Effect of dilutive stock options	-	16	-	34

Average number of common shares outstanding used
to calculate diluted earnings per common share	20,276	25,158	20,687	25,330

Basic earnings per share	$0.08	$0.04	$0.16	$0.13

Diluted earnings per share	$0.08	$0.04	$0.16	$0.13

Antidilutive shares (1)	1,669	1,670	1,665	1,662
___________________

(1) Shares outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock

3.  COMPREHENSIVE INCOME/LOSS

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive (loss) income included in shareholders’ equity are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$(3,817)	$20,188
Tax effect	1,324	(6,935)
Net-of-tax amount	(2,493)	13,253

Net unrealized gains on securities resulting from the transfer of available-for-sale to held-to-maturity	4,054	-
Tax effect	(1,395)	-
Net-of-tax amount	2,659	-

Unrecognized transition asset pertaining to defined benefit plan	15	21
Unrecognized deferred loss pertaining to defined benefit plan	(3,868)	(3,897)
Net adjustments pertaining to defined benefit plans	(3,853)	(3,876)
Tax effect	1,310	1,318
Net-of-tax amount	(2,543)	(2,558)
Accumulated other comprehensive (loss) income	$(2,377)	$10,695

The following table presents changes in accumulated other comprehensive (loss) income for the six months ended June 30, 2013 and 2012 by component:

	Securities	Defined Benefit Plans (1)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$13,253	$(2,558)	$10,695
Change in unrealized gain/loss	(21,755)	23	(21,732)
Tax effect on change in unrealized gain/loss	6,780	(8)	6,772
Reclassification adjustment for gains realized in income	(2,250)	-	(2,250)
Tax effect on gain/loss realized in income	1,479	-	1,479
Unrealized gains on securities resulting from the transfer of available-for-sale to held-to-maturity	4,054	-	4,054
Tax effect on unrealized gains on securities resulting from the transfer of available-for-sale to held-to-maturity	(1,395)	-	(1,395)
Net current-period other comprehensive income	(13,087)	15	(13,072)
Balance at June 30, 2013	$166	$(2,543)	$(2,377)

(1) Amounts represent the reclassification of defined benefit plans amortization and have been recognized through the Consolidated Statements of Income as a component of salaries and benefits expense
	Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2011	$10,321	$(2,605)	$7,716
Net current-period other comprehensive income	963	55	1,018
Balance at June 30, 2012	$11,284	$(2,550)	$8,734

4.      SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government sponsored mortgage-backed securities	$233,978	$1,580	$(6,904)	$228,654
U.S. government guaranteed mortgage-backed securities	95,725	1,395	(598)	96,522
Corporate bonds	31,032	469	(449)	31,052
State and municipal bonds	24,087	837	(10)	24,914
Government sponsored enterprise obligations	28,668	626	(845)	28,449
Mutual funds	6,071	-	(161)	5,910
Common and preferred stock	1,309	243	-	1,552

Total available for sale securities	420,870	5,150	(8,967)	417,053

Held to maturity securities:
Government sponsored mortgage-backed securities	$90,274	$9	$(4,101)	$86,182
U.S. government guaranteed mortgage-backed securities	21,843	-	(879)	20,964
Corporate bonds	23,038	-	(844)	22,194
State and municipal bonds	4,736	-	(302)	4,434
Government sponsored enterprise obligations	34,091	-	(1,875)	32,216

Total held to maturity securities	173,982	9	(8,001)	165,990

Total	$594,852	$5,159	$(16,968)	$583,043

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government sponsored mortgage-backed securities	$318,951	$9,703	$(631)	$328,023
U.S. government guaranteed mortgage-backed securities	124,650	6,085	-	130,735
Corporate bonds	50,782	1,618	(63)	52,337
State and municipal bonds	38,788	2,067	(9)	40,846
Government sponsored enterprise obligations	60,840	1,257	(37)	62,060
Mutual funds	5,998	117	(69)	6,046
Common and preferred stock	1,310	150	-	1,460

Total	$601,319	$20,997	$(809)	$621,507

U.S. government guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2013, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2013
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$36,787	$35,535	$44,875	$42,473
Due after ten years	292,916	289,641	67,242	64,673
Total	$329,703	$325,176	$112,117	$107,146

Debt securities:
Due in one year or less	$4,449	$4,540	$-	$-
Due after one year through five years	38,367	39,348	8,723	8,397
Due after five years through ten years	40,011	39,545	38,326	36,382
Due after ten years	960	982	14,816	14,065
Total	$83,787	$84,415	$61,865	$58,844

Gross realized gains and losses on sales of securities for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Gross gains realized	$879	$594	$2,321	$2,734
Gross losses realized	(56)	(497)	(71)	(1,053)
Net gain realized	$823	$97	$2,250	$1,681

Proceeds from the sale of securities available for sale amounted to $122.1 million and $189.9 million for the six months ended June 30, 2013 and 2012, respectively.

The tax provision applicable to net realized gains was $283,000 and $771,000 for the three and six months ended June 30, 2013, respectively.  The tax provision applicable to net realized gains was $32,000 and $582,000 for the three and six months ended June 30, 2012, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government sponsored mortgage-backed securities	$6,904	$176,006	$-	$-
U.S. government guaranteed mortgage-backed securities	598	26,037	-	-
Corporate bonds	449	15,064	-	-
State and municipal bonds	10	379	-	-
Government sponsored enterprise obligations	845	16,614	-	-
Mutual funds	29	4,261	132	1,650

Total available for sale	8,835	238,361	132	1,650

Held to maturity:
Government sponsored mortgage-backed securities	4,101	83,536	-	-
U.S. government guaranteed mortgage-backed securities	879	20,964	-	-
Corporate bonds	844	22,195	-	-
State and municipal bonds	302	4,434	-	-
Government sponsored enterprise obligations	1,875	32,216	-	-

Total held to maturity	8,001	163,345	-	-

Total	$16,836	$401,706	$132	$1,650

	December 31, 2012
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government sponsored mortgage-backed securities	$631	$49,081	$-	$-
Corporate bonds	63	4,330	-	-
State and municipal bonds	9	1,178	-	-
Government sponsored enterprise obligations	37	17,918	-	-
Mutual funds	-	-	69	1,684

Total	$740	$72,507	$69	$1,684

At June 30, 2013, 66 mortgage-backed securities had gross unrealized losses with aggregate depreciation of 3.9% from our amortized cost basis existing for less than 12 months.  At June 30, 2013, 14 government-sponsored enterprise obligations had gross unrealized loss with aggregate depreciation of 5.3% from our amortized cost basis existing for less than 12 months.  At June 30, 2013, 14 corporate bonds had gross unrealized loss of 3.4% from our amortized cost basis existing for less than 12 months.  At June 30, 2013, 10 municipal bonds had gross unrealized loss of 6.1% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At June 30, 2013, two mutual funds had gross unrealized loss with aggregate depreciation of 0.7% from our amortized cost basis existing for less than 12 months.  At June 30, 2013, one mutual fund had a gross unrealized loss with depreciation of 7.4% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  This loss relates to a mutual fund that invests primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell these prior to the recovery of the amortized cost basis, the losses are deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Six Months Ended June 30, 2012
(In thousands)

Beginning balance	$442
Reductions for securities sold during the period	(442)
Ending balance	$-

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	June 30,	December 31,
	2013	2012
	(In thousands)
Commercial real estate	$243,748	$245,764
Residential real estate:
Residential	198,017	185,345
Home equity	33,910	34,352
Commercial and industrial	128,450	126,052
Consumer	1,729	2,431
Total Loans	605,854	593,944
Unearned premiums and deferred loan fees and costs, net	751	974
Allowance for loan losses	(7,473)	(7,794)
	$599,132	$587,124

During the six months ended June 30, 2013 and 2012, we purchased residential real estate loans aggregating $28.5 million and $45.7 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At June 30, 2013 and December 31, 2012, we serviced loans for participants aggregating $9.3 million and $7.8 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2013 and 2012 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended	(In thousands)
June 30, 2013
Beginning Balance	$3,289	$1,722	$2,077	$11	$466	$7,565
(Credit) provision	(45)	85	9	9	(128)	(70)
Charge-offs	-	-	(56)	(10)	-	(66)
Recoveries	-	-	42	2	-	44
Ending Balance	$3,244	$1,807	$2,072	$12	$338	$7,473

June 30, 2012
Beginning Balance	$3,343	$1,636	$2,808	$16	$-	$7,803
Provision (credit)	137	201	(77)	(1)	-	260
Charge-offs	-	(40)	-	(7)	-	(47)
Recoveries	37	3	3	6	-	49
Ending Balance	$3,517	$1,800	$2,734	$14	$-	$8,065

Six Months Ended
June 30, 2013
Beginning Balance	$3,406	$1,746	$2,167	$13	$462	$7,794
(Credit) provision	(297)	118	(12)	10	(124)	(305)
Charge-offs	(20)	(57)	(129)	(14)	-	(220)
Recoveries	155	-	46	3	-	204
Ending Balance	$3,244	$1,807	$2,072	$12	$338	$7,473

June 30, 2012
Beginning Balance	$3,504	$1,531	$2,712	$17	$-	$7,764
Provision	157	305	18	-	-	480
Charge-offs	(195)	(40)	-	(11)	-	(246)
Recoveries	51	4	4	8	-	67
Ending Balance	$3,517	$1,800	$2,734	$14	$-	$8,065

Further information pertaining to the allowance for loan losses by segment at June 30, 2013, and December 31, 2012 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2013

Allowance for loan losses:
Individually evaluated for loss potential	$214	$-	$24	$-	$-	$238
Collectively evaluated for loss potential	3,030	1,807	2,048	12	338	7,235
Total	$3,244	$1,807	$2,072	$12	$338	$7,473

Loans outstanding:
Individually evaluated for loss potential	$15,179	$242	$1,414	$-	$-	$16,835
Collectively evaluated for loss potential	228,569	231,685	127,036	1,729	-	589,019
Total	$243,748	$231,927	$128,450	$1,729	$-	$605,854

December 31, 2012

Allowance for loan losses:
Individually evaluated for loss potential	$377	$57	$104	$-	$-	$538
Collectively evaluated for loss potential	3,029	1,689	2,063	13	462	7,256
Total	$3,406	$1,746	$2,167	$13	$462	$7,794

Loans outstanding:
Individually evaluated for loss potential	$15,398	$302	$1,379	$-	$-	$17,079
Collectively evaluated for loss potential	230,366	219,395	124,673	2,431	-	576,865
Total	$245,764	$219,697	$126,052	$2,431	$-	$593,944

The following is a summary of past due and non-accrual loans by class at June 30, 2013, and December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
June 30, 2013
Commercial real estate	$543	$-	$803	$1,346	$-	$1,500
Residential real estate:
Residential	268	125	747	1,140	-	1,244
Home equity	144	42	-	186	-	92
Commercial and industrial	308	-	140	448	-	435
Consumer	5	3	1	8	-	1
Total	$1,268	$170	$1,691	$3,128	$-	$3,272

December 31, 2012
Commercial real estate	$94	$331	$818	$1,243	$-	$1,558
Residential real estate:
Residential	347	70	735	1,152	-	939
Home equity	139	42	-	181	-	103
Commercial and industrial	138	-	178	316	-	409
Consumer	-	1	-	1	-	-
Total	$718	$444	$1,731	$2,893	$-	$3,009

The following is a summary of impaired loans by class at June 30, 2013 and December 31, 2012:

				Three Months Ended		Six Months Ended
	At June 30, 2013			June 30, 2013		June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,500	$1,772	$-	$1,513	$-	$1,528	-
Residential real estate	242	308	-	243	-	258	-
Commercial and industrial	435	490	-	416	-	404	-
Total	2,177	2,570	-	2,172	-	2,190	-

Impaired loans with a valuation allowance:
Commercial real estate	13,679	13,679	214	13,719	146	13,760	293
Commercial and industrial	979	979	24	982	10	985	21
Total	14,658	14,658	238	14,701	156	14,745	314

Total impaired loans	$16,835	$17,228	$238	$16,873	$156	$16,935	$314

				Three Months Ended		Six Months Ended
	At December 31, 2012			June 30, 2012		June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,011	$1,177	$-	$1,572	$-	$1,552	$-
Residential real estate	118	125	-	120	-	120	-
Commercial and industrial	203	212	-	-	-	-	-
Total	1,332	1,514	-	1,692	-	1,672	-

Impaired loans with a valuation allowance:
Commercial real estate	14,387	14,454	377	14,000	198	14,048	347
Residential real estate	184	184	57	186	-	186	-
Home equity	-	-	-	115	-	115	-
Commercial and industrial	1,176	1,178	104	1,180	10	1,172	21
Total	15,747	15,816	538	15,481	208	15,521	368

Total impaired loans	$17,079	$17,330	$538	$17,173	$208	$17,193	$368

No interest income was recognized for impaired loans on a cash-basis method during the three and six months ended June 30, 2013 or 2012.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three and six months ended June 30, 2013. Performing loans modified as TDRs during the three and six months ended June 30, 2012 are shown in the table below. The modifications changed the scheduled payment to interest-only or extended the interest-only period. One loan relationship of $15.0 million included below was restructured in March 2012 to extend the interest-only period and was restructured again in June 2012 once it had reached stabilization to commence principal and interest payments.

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)			(In thousands)
Troubled Debt Restructurings
Commercial Real Estate	5	$14,976	$14,976	5	$14,976	$14,976
Commercial and Industrial	2	1,143	1,143	2	1,143	1,143
Total	7	$16,119	$16,119	7	$16,119	$16,119

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring.  The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	June 30, 2013		June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings
Commercial Real Estate	-	$-	4	$976
Commercial and Industrial	-	-	1	143
Total	-	$-	5	$1,119

As of June 30, 2013, we have committed to lend an additional $50,000 to one customer with outstanding loans that are classified as TDRs. This loan will be used for building improvements to generate rental income.  There were $0 and $36,000 in charge-offs on TDRs during the three and six months ended June 30, 2013, respectively.  There were no charge-offs on TDRs during the three and six months ended June 30, 2012.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $11.6 and $16.3 million at June 30, 2013 and December 31, 2012, respectively.  We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at June 30, 2013, and December 31, 2012:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2013
Loans rated 1 – 3	$196,467	$196,773	$33,818	$97,924	$1,728	$526,710
Loans rated 4	25,401	-	-	20,350	-	45,751
Loans rated 5	1,353	-	-	1,575	-	2,928
Loans rated 6	20,527	1,244	92	8,601	1	30,465
	$243,748	$198,017	$33,910	$128,450	$1,729	$605,854

December 31, 2012
Loans rated 1 – 3	$203,756	$184,406	$34,249	$99,405	$2,431	$524,247
Loans rated 4	19,027	-	-	15,804	-	34,831
Loans rated 5	1,943	-	-	941	-	2,884
Loans rated 6	21,038	939	103	9,902	-	31,982
	$245,764	$185,345	$34,352	$126,052	$2,431	$593,944

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,560,101 stock options, respectively, to our directors, officers, and employees.

Stock awards are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  During the three and six months ended June 30, 2013, we granted 7,440 stock awards, which vest in two equal increments on October 20, 2013 and October 21, 2014. At June 30, 2013, there were no stock awards available for future grants.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of 10 years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

No stock options were granted during the three and six months ended June 30, 2013.  All prior stock awards and stock options vest at 20% per year.  At June 30, 2013, 57,232 stock options were available for future grants.

Our stock award and stock option plans activity for the six months ended June 30, 2013 and 2012 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	33,800	$8.23	1,669,431	$10.02
Shared Granted	7,440	7.08	-	-
Outstanding at June 30, 2013	41,240	$8.02	1,669,431	$10.02

Outstanding at December 31, 2011	155,206	$9.54	1,907,744	$9.32
Stock options exercised	-	-	(194,656)	4.39
Outstanding at June 30, 2012	155,206	$9.54	1,713,088	$9.88

We recorded compensation costs relating to stock options of $14,000 and $196,000 with related tax benefits of $4,000 and $52,000 for the three months ended June 30, 2013 and 2012, respectively. We recorded compensation costs relating to stock options of $27,000 and $392,000 with related tax benefits of $7,000 and $102,000 for the six months ended June 30, 2013 and 2012, respectively.

We recorded compensation cost related to the stock awards of $30,000 and $288,000 for the three months ended June 30, 2013 and 2012, respectively. We recorded compensation cost related to the stock awards of $55,000 and $576,000 for the six months ended June 30, 2013 and 2012, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $47.0 million and $33.0 million at June 30, 2013, and December 31, 2012, respectively.  Outstanding line of credit with the FHLBB was $281,000 and $8.7 million at June 30, 2013, and December 31, 2012, respectively. Customer repurchase agreements were $22.7 million at June 30, 2013, and $24.2 million at December 31, 2012.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at June 30, 2013, and December 31, 2012, were held by commercial customers. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2012, we had $4.0 million outstanding under this line of credit.  There were no advances outstanding under this line of credit at June 30, 2013.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At June 30, 2013, we had $244.9 million in long-term debt with the FHLBB and $19.5 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $220.1 million in long-term debt with FHLBB advances and $53.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2012.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2013.  Customer repurchase agreements were $5.6 million and $5.4 million at June 30, 2013 and December 31, 2012, respectively.

For the six months ended June 30, 2013, we prepaid repurchase agreements in the amount $33.8 million and incurred a prepayment expense of $2.8 million.   The repurchase agreements had a weighted average cost of 3.02%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

All FHLBB advances are collateralized by a blanket lien on our owner occupied one-to-four family residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$269	$279	$538	$535
Interest cost	178	200	355	400
Expected return on assets	(232)	(218)	(464)	(432)
Transition obligation	(3)	(3)	(6)	(5)
Actuarial loss	20	48	40	87
Net periodic pension cost	$232	$306	$463	$585

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2013.  No contributions have been made to the plan for the three months ended June 30, 2013.  Effective June 15, 2013, Principal Financial Group, who also acts as our 401(k) plan provider, was appointed as the trustee for the pension plan.  The pension plan assets are invested in group annuity contracts with the Principal Financial Group.

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

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$228,654	$-	$228,654
U.S. government guaranteed mortgage-backed securities	-	96,522	-	96,522
Corporate bonds	-	31,052	-	31,052
State and municipal bonds	-	24,914	-	24,914
Government-sponsored enterprise obligations	-	28,449	-	28,449
Mutual funds	5,910	-	-	5,910
Common and preferred stock	1,552	-	-	1,552
Total assets	$7,462	$409,591	$-	$417,053

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored mortgage-backed securities	$-	$328,023	$-	$328,023
U.S. government guaranteed mortgage-backed securities	-	130,735	-	130,735
Private-label residential mortgage-backed securities	-	52,337	-	52,337
State and municipal bonds	-	40,846	-	40,846
Government-sponsored enterprise obligations	-	62,060	-	62,060
Mutual funds	6,046	-	-	6,046
Common and preferred stock	1,460	-	-	1,460
Total assets	$7,506	$614,001	$-	$621,507

Also, we may be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2013 and 2012.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2013 and 2012.

	At			Three Months Ended	Six Months Ended
	June 30, 2013			June 30, 2013	June 30, 2013
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$-	$-	$2,177	$-	$69
Total assets	$-	$-	$2,177	$-	$69

	At			Three Months Ended	Six Months Ended
	June 30, 2012			June 30, 2012	June 30, 2012
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$-	$-	$1,157	$-	$157
Total assets	$-	$-	$1,157	$-	$157

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

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2013 and 2012.  We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	June 30, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$15,706	$15,706	$-	$-	$15,706
Securities available for sale	417,053	7,462	409,591	-	417,053
Securities held to maturity	173,982	-	165,990	-	165,990
Federal Home Loan Bank of Boston and other restricted stock	15,629	-	-	15,629	15,629
Loans - net	599,132	-	-	605,678	605,678
Accrued interest receivable	4,461	-	-	4,461	4,461

Liabilities:
Deposits	782,682	-	-	785,191	785,191
Short-term borrowings	69,972	-	69,967	-	69,967
Long-term debt	269,991	-	272,643	-	272,643
Accrued interest payable	399	-	-	399	399

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$11,761	$11,761	$-	$-	$11,761
Securities available for sale	621,507	7,506	614,001	-	621,507
Federal Home Loan Bank of Boston and other restricted stock	14,269	-	-	14,269	14,269
Loans - net	587,124	-	-	610,695	610,695
Accrued interest receivable	4,602	-	-	4,602	4,602

Liabilities:
Deposits	753,413	-	-	757,450	757,450
Short-term borrowings	69,934	-	69,936	-	69,936
Long-term debt	278,861	-	290,536	-	290,536
Accrued interest payable	471	-	-	471	471

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

You should read the following financial results for the three and six months ended June 30, 2013, in the context of this strategy.

●
Net income was $1.6 million, or $0.08 per diluted share, for the three months ended June 30, 2013, compared to $974,000, or $0.04 per diluted share, for the same period in 2012.  For the six months ended June 30, 2013, net income was $3.4 million, or $0.16 per diluted share, as compared to net income of $3.3 million, or $0.13 per diluted share, for the same period in 2012.

●
The (credit) provision for loan losses was $(70,000) and $260,000 for the three months ended June 30, 2013 and 2012, respectively, and $(305,000) and $480,000 for the six months ended June 30, 2013 and 2012, respectively.  The credit for loan losses is the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.

●
Net interest income was $7.6 million and $7.7 million for the three months ended June 30, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.55% for the three months ended June 30, 2013, compared to 2.58% for the same period in 2012.  For the six months ended June 30, 2013 and 2012, net interest income was $15.3 million and $15.1 million, respectively.  The net interest margin, on a tax-equivalent basis, was 2.57% for both the six months ended June 30, 2013 and 2012.

REGULATORY DEVELOPMENTS

On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules implementing the Basel III capital standards.  The final rules change how banks and their holding companies calculate their regulatory capital requirements by increasing the minimum levels of required capital, narrowing the definition of capital and placing greater emphasis on common equity.  We are still in the process of assessing the impacts of these complex final rules, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2013.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

Total assets were stable at $1.3 billion at June 30, 2013 and December 31, 2012.  Securities decreased $29.1 million to $606.7 million at June 30, 2013, from $635.8 million at December 31, 2012.  Cash flow received from payoffs and pay downs on the securities portfolio were used to fund loan originations and share repurchases.  In addition, during the second quarter of 2013, securities with an amortized cost of $172.1 million were reclassified from available-for-sale to held-to-maturity.  The transfers of securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts will be amortized to interest income over the remaining life of the securities.

Management selected the securities because of our positive intent and ability to hold until maturity. Considerations were taken into account in the selection of each security, including our overall sources of liquidity, the ability to pledge the security as collateral if needed, and the impact on our interest rate risk (IRR) positioning. In a rising rate environment, this reclassification helps to mitigate the effects on shareholders’ equity and tangible book value from changes in the fair market value of securities.  This reclassification still allows much flexibility in the balance sheet to manage IRR and liquidity.

Total loans increased by $11.7 million to $606.6 million at June 30, 2013, from $594.9 million at December 31, 2012.  Residential loans increased $12.2 million to $231.9 million at June 30, 2013, from $219.7 million at December 31, 2012.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $28.5 million in residential loans within and contiguous to our market area.  While management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial and industrial loans increased $2.4 million to $128.5 million at June 30, 2013, from $126.1 million at December 31, 2012 as customers increased their line of credit usage in addition to new loan originations.  These increases were offset by a decrease in commercial real estate loans.  Commercial real estate loans decreased $2.1 million to $243.7 million at June 30, 2013, from $245.8 at December 31, 2012.  Non-owner occupied commercial real estate loans decreased $4.0 million to $128.8 million at June 30, 2013, from $132.8 million at December 31, 2012, while owner occupied commercial real estate loans increased $2.0 million to $115.0 million at June 30, 2013, from $113.0 million at December 31, 2012.  Payoffs and pay downs within the commercial real estate portfolio outpaced new loan originations.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans increased $263,000 to $3.3 million at June 30, 2013, from $3.0 million at December 31, 2012.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $88,000 and $84,000 for the six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, there was no foreclosed real estate, as compared to $964,000 in foreclosed real estate at December 31, 2012.  During the first quarter of 2013, we sold this property and did not retain the financing.  At June 30, 2013 and December 31, 2012, our nonperforming loans to total loans were 0.54% and 0.51%, respectively, while our nonperforming assets to total assets were 0.25% and 0.31%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $29.3 million to $782.7 million at June 30, 2013, from $753.4 million at December 31, 2012.  The increase in deposits was due to a $35.5 million increase in money market accounts, which were $203.7 million and $168.2 million at June 30, 2013 and December 31, 2012, respectively.  This was the result of a relationship-based money market product established in second half of 2012 which continues to grow.  Checking accounts increased $900,000 to $167.9 million at June 30, 2013 from $167.0 million at December 31, 2012.  Savings accounts decreased $5.0 million to $87.2 million at June 30, 2013 from $92.2 million at December 31, 2012.  Time deposit accounts decreased $2.2 million to $323.8 million at June 30, 2013, from $326.0 million at December 31, 2012.

Borrowings decreased $8.8 million to $340.0 million at June 30, 2013, from $348.8 million at December 31, 2012.  Short-term borrowings remained consistent at $70.0 million and $69.9 million at June 30, 2013 and December 31, 2012, respectively.  Long-term debt decreased $8.9 million to $270.0 million from $278.9 million at December 31, 2012.  The decrease in our long-term borrowings was due to prepayments of repurchase agreements, which was partially offset by an increase in funds from the FHLBB in order to take advantage of long-term, low cost FHLBB funding in this interest rate environment.  We prepaid repurchase agreements in the amount $33.8 million and incurred a prepayment expense of $2.8 million for the six months ended June 30, 2013.   The repurchase agreements had a weighted average cost of 3.02%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.  Long-term FHLBB borrowings increased $24.8 million to $244.9 million at June 30, 2013 from $220.1 million at December 31, 2012.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying unaudited consolidated financial statements.

Shareholders’ equity was $160.4 million and $189.2 million, which represented 12.4% and 14.5% of total assets at June 30, 2013 and December 31, 2012, respectively.  The decrease in shareholders’ equity during the six months reflects the repurchase of 2,098,662 shares of our common stock at a cost of $15.9 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $3.5 million and a decrease in other comprehensive income of $13.1 million due to changes in the fair value of securities.  This was partially offset by net income of $3.4 million for the six months ended June 30, 2013.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

General

Net income was $1.6 million, or $0.08 per diluted share, for the quarter ended June 30, 2013, compared to $974,000, or $0.04 per diluted share, for the same period in 2012.  Net interest income was $7.6 million and $7.7 million for the three months ended June 30, 2013 and 2012, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2013 and 2012, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2013			2012
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$599,149	$6,345	4.24%	$568,215	$6,416	4.52%
Securities(2)	608,404	4,045	2.66	644,656	4,693	2.91
Other investments - at cost	17,276	21	0.49	14,988	25	0.67
Short-term investments(3)	3,280	1	0.12	10,110	1	0.04
Total interest-earning assets	1,228,109	10,412	3.39	1,237,969	11,135	3.60
Total noninterest-earning assets	66,393			66,651

Total assets	$1,294,502			$1,304,620

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$47,533	35	0.29	$62,027	64	0.41
Savings accounts	89,994	35	0.16	96,339	44	0.18
Money market accounts	195,885	193	0.39	169,360	193	0.46
Time certificates of deposit	327,036	1,127	1.38	315,892	1,222	1.55
Total interest-bearing deposits	660,448	1,390		643,618	1,523
Short-term borrowings and long-term debt	334,035	1,219	1.46	334,505	1,660	1.99
Interest-bearing liabilities	994,483	2,609	1.05	978,123	3,183	1.30
Noninterest-bearing deposits	116,479			101,701
Other noninterest-bearing liabilities	9,992			10,919
Total noninterest-bearing liabilities	126,471			112,620

Total liabilities	1,120,954			1,090,743
Total equity	173,548			213,877
Total liabilities and equity	$1,294,502			$1,304,620
Less: Tax-equivalent adjustment(2)		(166)			(225)
Net interest and dividend income		$7,637			$7,727
Net interest rate spread(4)			2.34%			2.30%
Net interest margin(5)			2.55%			2.58%
Ratio of average interest-earning
assets to average interest-bearing liabilities			123.49			126.57
 ________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$349	$(420)	$(71)
Securities (1)	(264)	(384)	(648)
Other investments - at cost	4	(8)	(4)
Short-term investments	(1)	1	-
Total interest-earning assets	88	(811)	(723)

Interest-bearing liabilities
NOW accounts	(15)	(14)	(29)
Savings accounts	(3)	(6)	(9)
Money market accounts	30	(30)	-
Time deposits	43	(138)	(95)
Short-term borrowing and long-time debt	(2)	(439)	(441)
Total interest-bearing liabilities	53	(627)	(574)
Change in net interest and dividend income	$35	$(184)	$(149)
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.6 million and $7.7 million for the three months ended June 30, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.55% for the three months ended June 30, 2013, compared to 2.58% for the same period in 2012.

Interest on earning-assets, on a tax-equivalent basis, decreased $723,000 to $10.4 million for the three months ended June 30, 2013, from $11.1 million for the same period in 2012. The average yield on interest-earning assets decreased 21 basis points to 3.39% for the three months ended June 30, 2013, from 3.60% for the same period in 2012.  The average yield on interest-earning assets decreased primarily due to decreases in the average yield on loans and investments.  The average yield on loans decreased 28 basis points to 4.24% for the three months ended June 30, 2013, from 4.52% for the same period in 2012 due to the lower interest rate environment.  This was partially mitigated by a $30.9 million increase in the average balance of loans to $599.1 million for the three months ended June 30, 2013, from $568.2 million for the same period in 2012.  Cash flows from payoffs and pay downs within the loan portfolio were reinvested in loans having a lower yield, which is reflective of the current market rate environment.  In addition, the average yield on securities decreased 25 basis points to 2.66% for the three months ended June 30, 2013, compared to 2.91% for the same period in 2012.  The average balance of securities decreased $36.3 million to $608.4 million for June 30, 2013, from $644.7 million for the same period in 2012.

Interest expense decreased $574,000 to $2.6 million for the three months ended June 30, 2013, from $3.2 million for the same period in 2012.  The average cost of interest-bearing liabilities decreased 25 basis points to 1.05% for the three months ended June 30, 2013, from 1.30% for the same period in 2012.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings and long-term debt.  We prepaid repurchase agreements in the amount $19.8 million and incurred a prepayment expense of $1.4 million for the three months ended June 30, 2013.   The repurchase agreements had a weighted average cost of 2.78%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2013 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the quarter, described in detail below, include the continuous improvement of the overall risk profile of the commercial loan portfolio, a modest increase in commercial real estate loans, and an increase in residential real estate loans.  After evaluating these factors, we recorded a credit of $(70,000) for loan losses for the three months ended June 30, 2013, compared to a provision of $260,000 for the same period in 2012.  The allowance was $7.5 million at June 30, 2013, and $7.6 million at March 31, 2013.  The allowance for loan losses was 1.23% of total loans at June 30, 2013 and 1.27% at March 31, 2013.

The credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Allowances on impaired loans decreased $70,000 to $238,000 at June 30, 2013, while balances on impaired loans remained stable at $16.8 million and $16.9 million at June 30, 2013 and March 31, 2013, respectively.  In addition, commercial real estate loans increased $267,000 to $243.7 million at June 30, 2013, from $243.5 million at March 31, 2013.  Residential real estate loans increased $8.0 million to $231.9 million compared to $223.9 million at March 31, 2013.  We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Net charge-offs were $22,000 for the three months ended June 30, 2013.  This comprised charge-offs of $66,000 for the three months ended June 30, 2013, offset by recoveries of $44,000 for the same period.

Net recoveries were $2,000 for the three months ended June 30, 2012.  This comprised charge-offs of $47,000 for the three months ended June 30, 2012, offset by recoveries of $49,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $62,000 to $963,000 for the three months ended June 30, 2013, compared to $901,000 for the same period in 2012.  During the three months ended June 30, 2013, we recorded gains on the proceeds of BOLI death benefits of $563,000, as compared to $5,000 in the comparable 2012 period.  In addition, we had $823,000 in gains on sales of securities for the three months ended June 30, 2013, as compared to $97,000 for the comparable 2012 period.  Both of these gains were offset by $1.4 million in expense on the prepayment of borrowings for the three months ended June 30, 2013.

Income from BOLI increased $109,000 to $387,000 for the three month ended June 30, 2013, compared to $278,000 for the same period in 2012.  During the second quarter of 2012, management redeemed certain BOLI policies because of a sudden downgrade in the credit ratings of the insurance carrier and the carrier’s decision to close out its individual life policies to new sales.   The decrease in income from BOLI for the 2012 period was primarily the result of a $102,000 charge associated with transferring the policies to a different carrier.  Service charges and fees increased $73,000 to $594,000 at June 30, 2013, from $521,000 at June 30, 2012.  Fees collected from card-based transactions increased $55,000 for the three months ended June 30, 2013, which reflects an increase in customer debit card and automated teller machine transactions.

Noninterest Expense

Noninterest expense decreased $44,000 to $6.8 million for the three months ended June 30, 2013. Salaries and benefits decreased $310,000 to $3.8 million for the three months ended June 30, 2013.  This was mainly the result of the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.  Other expenses increased $178,000, primarily driven by an increase of $81,000 in net ATM/debit card expense resulting from changes in interchange fees.

Income Taxes

For the three months ended June 30, 2013, we had a tax provision of $297,000 as compared to $561,000 for the same period in 2012.  The effective tax rate was 15.8% for the three months ended June 30, 2013 and 36.5% for the same period in 2012.  The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the three months ended June 30, 2013, while the three months ended June 30, 2012, showed an additional income tax provision of $160,000, or 10.4% of income before income taxes, due to the redemption of BOLI.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

General

Net income was $3.4 million, or $0.16 per diluted share, for the six months ended June 30, 2013, compared to $3.3 million, or $0.13 per diluted share, for the same period in 2012.  Net interest income was $15.3 million and $15.1 million for the six months ended June 30, 2013 and 2012, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2013 and 2012, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2013			2012
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$594,745	$12,656	4.26%	$561,837	$12,837	4.57%
Securities(2)	610,832	8,246	2.70	633,755	9,193	2.90
Other investments - at cost	16,975	40	0.47	14,643	47	0.64
Short-term investments(3)	5,635	3	0.11	12,075	1	0.02
Total interest-earning assets	1,228,187	20,945	3.41	1,222,310	22,078	3.61
Total noninterest-earning assets	66,122			65,764

Total assets	$1,294,309			$1,288,074

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$48,857	72	0.29	$65,129	167	0.51
Savings accounts	90,877	72	0.16	97,148	108	0.22
Money market accounts	185,111	358	0.39	163,223	421	0.52
Time certificates of deposit	326,712	2,275	1.39	315,692	2,463	1.56
Total interest-bearing deposits	651,557	2,777		641,192	3,159
Short-term borrowings and long-term debt	340,174	2,511	1.48	319,759	3,321	2.08
Interest-bearing liabilities	991,731	5,288	1.07	960,951	6,480	1.35
Noninterest-bearing deposits	114,723			100,596
Other noninterest-bearing liabilities	10,021			10,598
Total noninterest-bearing liabilities	124,744			111,194

Total liabilities	1,116,475			1,072,145
Total equity	177,834			215,929
Total liabilities and equity	$1,294,309			$1,288,074
Less: Tax-equivalent adjustment(2)		(350)			(454)
Net interest and dividend income		$15,307			$15,144
Net interest rate spread(4)			2.34%			2.26%
Net interest margin(5)			2.57%			2.57%
Ratio of average interest-earning
assets to average interest-bearing liabilities			123.84			127.20
 ________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$752	$(933)	$(181)
Securities (1)	(333)	(614)	(947)
Other investments - at cost	7	(14)	(7)
Short-term investments	(1)	3	2
Total interest-earning assets	425	(1,558)	(1,133)

Interest-bearing liabilities
NOW accounts	(42)	(53)	(95)
Savings accounts	(7)	(29)	(36)
Money market accounts	56	(119)	(63)
Time deposits	86	(274)	(188)
Short-term borrowing and long-time debt	212	(1,022)	(810)
Total interest-bearing liabilities	305	(1,497)	(1,192)
Change in net interest and dividend income	$120	$(61)	$59
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $15.3 million and $15.1 million for the six months ended June 30, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.57% for the three months ended June 30, 2013 and 2012, respectively.

The primary reason for the increase of $163,000 in net interest income and stable net interest margin for the six months ended June 30, 2013, was that the decrease in the cost of interest-bearing liabilities outpaced the decrease in the yield on average interest-earning assets and the modest growth in average interest-earning assets.  Interest expense decreased $1.2 million to $5.3 million for the six months ended June 30, 2013, from $6.5 million for the same period in 2012.  The average cost of interest-bearing liabilities decreased 28 basis points to 1.07% for the six months ended June 30, 2013, from 1.35% for the same period in 2012.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings and long-term debt.  We prepaid repurchase agreements in the amount $33.8 million and incurred a prepayment expense of $2.8 million for the six months ended June 30, 2013.   The repurchase agreements had a weighted average cost of 3.02%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

Interest on earning-assets, on a tax-equivalent basis, decreased $1.2 million to $20.9 million for the six months ended June 30, 2013, from $22.1 million for the same period in 2012. The average yield on interest-earning assets decreased 20 basis points to 3.41% for the six months ended June 30, 2013, from 3.61% for the same period in 2012.  The average yield on interest-earning assets decreased primarily due to decreases in the average yield on loans and investments.  The average yield on loans decreased 31 basis points to 4.26% for the six months ended June 30, 2013, from 4.57% for the same period in 2012 due to the lower interest rate environment.  This was partially mitigated by a $32.9 million increase in the average balance of loans to $594.7 million for the six months ended June 30, 2013, from $561.8 million for the same period in 2012.  Cash flows from payoffs and pay downs within the loan portfolio were reinvested in loans having a lower yield, which is reflective of the current market rate environment.  In addition, the average yield on securities decreased 20 basis points to 2.70% for the six months ended June 30, 2013 compared to 2.90% for the same period in 2012.  The average balance of securities decreased $23.0 million to $610.8 million for June 30, 2013 from $633.8 million for the same period in 2012.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2013 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2013, described in detail below, include the continuous improvement of the overall risk profile of the commercial loan portfolio, a decrease in commercial real estate loans, and increases in residential real estate loans and commercial and industrial loans.  After evaluating these factors, we recorded a credit of $(305,000) for loan losses for the six months ended June 30, 2013, compared to a provision of $480,000 for the same period in 2012.  The allowance was $7.5 million at June 30, 2013 and $7.8 million at December 31, 2012.  The allowance for loan losses was 1.23% of total loans at June 30, 2013 and 1.31% at December 31, 2012.

The credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $300,000 to $238,000 at June 30, 2013.  In addition, commercial real estate loans decreased $2.1 million to $243.7 million at June 30, 2013, from $245.8 million at December 31, 2012.  Residential real estate loans increased $12.2 million to $231.9 million compared to $219.7 million at December 31, 2012.  Commercial and industrial loan increased $2.4 million to $128.5 million at June 30, 2013 from $126.1 million at December 31, 2012.  We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Net charge-offs were $16,000 for the six months ended June 30, 2013.  This comprised charge-offs of $220,000 for the six months ended June 30, 2013, offset by recoveries of $204,000 for the same period.

Net charge-offs were $179,000 for the six months ended June 30, 2012.  This comprised charge-offs of $246,000 for the three months ended June 30, 2012, offset by recoveries of $67,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $1.6 million to $1.9 million for the six months ended June 30, 2013, compared to $3.5 million for the same period in 2012.  During the six months ended June 30, 2013, we recorded gains on the proceeds of BOLI death benefits of $563,000, as compared to $80,000 in the comparable 2012 period.  In addition, we had $2.3 million in gains on sales of securities, compared to $1.7 million for the comparable 2012 period.  For the six months ended June 30, 2013, the gains on BOLI death benefits and sales of securities were offset by $2.8 million in expense on the prepayment of borrowings, which resulted in the overall decrease in noninterest income.

Service charges and fees increased $132,000 to $1.2 million at June 30, 2013, from $1.0 million at June 30, 2012.  Fees collected from card-based transactions increased $96,000 for the six months ended June 30, 2013 which reflects an increase in customer debit card and automated teller machine transactions.  Income from BOLI increased $112,000 to $773,000 for the six month ended June 30, 2013, compared to $661,000 for the same period in 2012.  During the second quarter of 2012, management redeemed certain BOLI policies because of a sudden downgrade in the credit ratings of the insurance carrier and the carrier’s decision to close out its individual life policies to new sales.   The decrease in income from BOLI for the six months ended June 30, 2012 was primarily the result of a $102,000 charge associated with transferring the policies to a different carrier.

Noninterest Expense

Noninterest expense decreased $374,000 to $13.3 million for the six months ended June 30, 2013. Salaries and benefits decreased $779,000 to $7.6 million for the six months ended June 30, 2013.  This was mainly the result of the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.  Other expenses increased $199,000, primarily due to an increase of $145,000 in net ATM/Debit card expense resulting from changes in interchange fees and an increase of $71,000 in charitable contributions due to timing of when the expenses are incurred.

Income Taxes

For the six months ended June 30, 2013, we had a tax provision of $863,000 as compared to $1.1 million for the same period in 2012.  The effective tax rate was 20.4% for the six months ended June 30, 2013 and 25.4% for the same period in 2012.  The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the six months ended June 30, 2013, while the six months ended June 30, 2012 showed an additional income tax provision of $160,000, or 3.6% of income before income taxes, due to the redemption of BOLI.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLBB at June 30, 2013, was $67.7 million. We also have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. As of June 30, 2013, our additional borrowing capacity from the BBN was $4.0 million.

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

At June 30, 2013, we exceeded each of the applicable regulatory capital requirements.  As of June 30, 2013, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of June 30, 2013, and December 31, 2012, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$170,365	22.79%	$59,814	8.00%	N/A	-
Bank	162,242	21.78	59,602	8.00	$74,502	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$162,794	21.77	29,907	4.00	N/A	-
Bank	154,708	20.77	29,801	4.00	44,701	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$162,794	12.56	51,840	4.00	N/A	-
Bank	154,708	11.96	51,721	4.00	64,651	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	154,708	11.96	19,395	1.50	N/A	-

December 31, 2012
Total Capital (to Risk Weighted Assets):
Consolidated	$186,084	25.41%	$58,586	8.00%	N/A	-
Bank	176,904	24.24	58,390	8.00	$72,988	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	178,201	24.33	29,293	4.00	N/A	-
Bank	169,191	23.18	29,195	4.00	43,793	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	178,201	13.91	51,239	4.00	N/A	-
Bank	169,191	13.25	51,090	4.00	63,862	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	169,191	13.25	19,159	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  The following table summarizes the contractual obligations and credit commitments at June 30, 2013:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$655	$1,209	$828	$9,256	$11,948

Borrowings and Debt
Federal Home Loan Bank	40,781	94,040	98,392	40,000	292,213
Securities sold under agreements to repurchase	47,250	-	19,500	-	47,750
Total borrowings and debt	88,031	94,040	117,892	40,000	339,963

Credit Commitments
Available lines of credit	60,721	-	-	23,334	84,055
Other loan commitments	32,729	3,365	-	44	36,138
Letters of credit	1,570	-	-	517	2,087
Total credit commitments	95,020	3,365	-	23,895	122,280

Total Obligations	$183,706	$98,614	$118,720	$73,151	$474,191

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2013	65,582	7.71	65,582	-	(1)(2)
May 1 - 31, 2013	497,533	7.61	497,533	594,467
June 1 - 30, 2013	594,467	7.65	594,467	-	(2)
Total	1,157,582	7.64	1,157,582	-
___________________

(1)
On December 6, 2012, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 2,427,000 shares, or 10% of our outstanding common stock. This repurchase program commenced upon the completion of the previously announced program. We completed the stock repurchase program on April 5, 2013.

(2)
On April 23, 2013, the Board of Directors voted to authorize a stock repurchase program under which the Company may repurchase up to 1,092,000 shares, or 5% of our outstanding common stock. We completed the stock repurchase program on June 11, 2013.

There were no sales by us of unregistered securities during the three months ended June 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2013.

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

101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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