Form 10-Q
period 2013-09-30
WESTFIELD FINANCIAL INC
filed 2013-11-12
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 4, 2013, the registrant had 20,656,322 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	September 30,	December 31,
	2013	2012
ASSETS
CASH AND DUE FROM BANKS	$12,545	$9,847
FEDERAL FUNDS SOLD	121	459
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	15,752	1,455
CASH AND CASH EQUIVALENTS	28,418	11,761

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	242,957	621,507
SECURITIES HELD TO MATURITY (Fair value of $291,089 at September 30, 2013)	298,988	-
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,631	14,269
LOANS - Net of allowance for loan losses of $7,311 and $7,794 at September 30, 2013 and December 31, 2012, respectively	612,843	587,124
PREMISES AND EQUIPMENT, Net	11,217	11,077
ACCRUED INTEREST RECEIVABLE	4,164	4,602
BANK-OWNED LIFE INSURANCE	46,791	46,222
DEFERRED TAX ASSET, Net	6,644	123
OTHER REAL ESTATE OWNED	-	964
OTHER ASSETS	3,678	3,813
TOTAL ASSETS	$1,271,331	$1,301,462

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$121,548	$114,388
Interest-bearing	671,962	639,025
Total deposits	793,510	753,413

SHORT-TERM BORROWINGS	61,784	69,934
LONG-TERM DEBT	248,184	278,861
OTHER LIABILITIES	10,954	10,067
TOTAL LIABILITIES	1,114,432	1,112,275

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 20,736,146 shares issued and outstanding at September 30, 2013; 22,843,722 shares issued and outstanding at December 31, 2012	207	228
Additional paid-in capital	126,263	144,718
Unearned compensation - ESOP	(8,141)	(8,553)
Unearned compensation - Equity Incentive Plan	(222)	(265)
Retained earnings	42,604	42,364
Accumulated other comprehensive income (loss)	(3,812)	10,695
Total shareholders' equity	156,899	189,187
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,271,331	$1,301,462
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,037	$5,190	$15,039	$15,313
Commercial and industrial loans	1,299	1,247	3,807	3,802
Consumer loans	35	39	104	119
Debt securities, taxable	3,659	3,934	10,985	11,827
Debt securities, tax-exempt	259	378	833	1,217
Equity securities	36	41	108	127
Other investments - at cost	20	23	60	70
Federal funds sold, interest-bearing deposits and other short-term investments	3	1	6	2
Total interest and dividend income	10,348	10,853	30,942	32,477
INTEREST EXPENSE:
Deposits	1,390	1,505	4,167	4,665
Long-term debt	1,094	1,618	3,540	4,872
Short-term borrowings	36	27	101	94
Total interest expense	2,520	3,150	7,808	9,631
Net interest and dividend income	7,828	7,703	23,134	22,846
(CREDIT) PROVISION FOR LOAN LOSSES	(71)	218	(376)	698
Net interest and dividend income after (credit) provision for loan losses	7,899	7,485	23,510	22,148

NONINTEREST INCOME (LOSS):
Service charges and fees	615	617	1,779	1,649
Income from bank-owned life insurance	388	390	1,161	1,052
Gain on bank-owned life insurance death benefit	-	-	563	80
Loss on prepayment of borrowings	(540)	-	(3,370)	-
Gain on sales of securities, net	546	174	2,796	1,856
Total noninterest income	1,009	1,181	2,929	4,637
NONINTEREST EXPENSE:
Salaries and employees benefits	4,059	4,188	11,684	12,593
Occupancy	733	663	2,167	2,072
Computer operations	602	544	1,754	1,595
Professional fees	499	432	1,536	1,401
OREO expense	-	11	22	48
FDIC insurance assessment	169	152	493	450
Other	789	808	2,498	2,317
Total noninterest expense	6,851	6,798	20,154	20,476
INCOME BEFORE INCOME TAXES	2,057	1,868	6,285	6,309
INCOME TAX PROVISION	476	481	1,339	1,609
NET INCOME	$1,581	$1,387	$4,946	$4,700

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.08	$0.06	$0.24	$0.19
Weighted average shares outstanding	19,583,632	24,391,585	20,315,076	24,992,245
Diluted earnings per share	$0.08	$0.06	$0.24	$0.19
Weighted average diluted shares outstanding	19,583,632	24,393,109	20,315,094	25,015,664
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,581	$1,387	$4,946	$4,700

Other comprehensive income (loss):
Unrealized (loss) gain on securities:
Unrealized holding (loss) gains on securities (1)	(1,462)	7,354	(19,041)	10,494
Reclassification adjustment for gains realized in income (2)	(546)	(174)	(2,796)	(1,856)
Amortization of unrealized holding gain upon transfer of available-for-sale to held to maturity (3)	(108)	-	(231)	-
Net unrealized (loss) gain	(2,116)	7,180	(22,068)	8,638
Tax effect	724	(2,474)	7,588	(2,968)
Net-of-tax amount	(1,392)	4,706	(14,480)	5,670

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(79)	-	(79)	-
Tax effect	27	-	27	-
Net-of-tax amount	(52)	-	(52)	-

Defined benefit pension plans:
Reclassification adjustments (4) :
Actuarial loss	17	44	46	131
Transition asset	(3)	(3)	(9)	(8)
Net adjustments pertaining to defined benefit plans	14	41	37	123
Tax effect	(5)	(14)	(12)	(42)
Net-of-tax amount	9	27	25	81

Other comprehensive (loss) income	(1,435)	4,733	(14,507)	5,751

Comprehensive income (loss)	$146	$6,120	$(9,561)	$10,451

See accompanying notes to unaudited consolidated financial statements.

(1) Related tax effect of: $502; $(2,533); $6,553; $(3,609), respectively
(2) Related tax effect of: $185; $59; $956; $641, respectively
(3) Related tax effect of: $37; $0; $79; $0, respectively
(4) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and benefit expense

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands)
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Net income	-	-	-	-	-	4,700	-	4,700
Other comprehensive income	-	-	-	-	-	-	5,751	5,751
Common stock held by ESOP committed to be released (84,261 shares)	-	-	58	424	-	-	-	482
Share-based compensation - stock options	-	-	577	-	-	-	-	577
Share-based compensation - equity incentive plan	-	-	-	-	858	-	-	858
Excess tax benefits from equity incentive plan	-	-	11	-	-	-	-	11
Common stock repurchased	(1,858,708)	(18)	(13,928)	-	-	-	-	(13,946)
Issuance of common stock in connection with stock option exercises	237,313	2	1,943	-	-	(904)	-	1,041
Excess tax benefits from stock option exercises	-	-	240	-	-	-	-	240
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(7,045)	-	(7,045)
BALANCE AT SEPTEMBER, 30 2012	25,296,855	$259	$162,516	$(8,695)	$(370)	$44,721	$13,467	$211,657

BALANCE AT DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Net income	-	-	-	-	-	4,946	-	4,946
Other comprehensive loss	-	-	-	-	-	-	(14,507)	(14,507)
Common stock held by ESOP committed to be released (81,803 shares)	-	-	43	412	-	-	-	455
Share-based compensation - stock options	-	-	128	-	-	-	-	128
Share-based compensation - equity incentive plan	-	-	-	-	96	-	-	96
Excess tax benefit from equity incentive plan	-	-	3	-	-	-	-	3
Common stock repurchased	(2,107,576)	(21)	(15,965)	-	-	-	-	(15,986)
Issuance of common stock in connection with equity incentive plan	-	-	53	-	(53)	-	-	-
Tender offer to purchase outstanding options	-	-	(2,717)	-	-	-	-	(2,717)
Cash dividends declared ($0.23 per share)	-	-	-	-	-	(4,706)	-	(4,706)
BALANCE AT SEPTEMBER, 30 2013	20,736,146	$207	$126,263	$(8,141)	$(222)	$42,604	$(3,812)	$156,899
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$4,946	$4,700
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(376)	698
Depreciation and amortization of premises and equipment	820	792
Net amortization of premiums and discounts on securities and mortgage loans	3,228	3,139
Net amortization of premiums on modified debt	469	376
Share-based compensation expense	224	1,435
Amortization of ESOP expense	455	482
Excess tax benefits from equity incentive plan	(3)	(11)
Excess tax benefits in connection with stock option exercises	-	(240)
Excess tax expense in connection with tender offer completion	566	-
Net gains on sales of securities	(2,796)	(1,856)
Loss on sale of other real estate owned	6	-
Deferred income tax benefit	(35)	(154)
Income from bank-owned life insurance	(1,161)	(1,052)
Gain on bank-owned life insurance death benefit	(563)	(80)
Changes in assets and liabilities:
Accrued interest receivable	438	(534)
Other assets	135	64
Other liabilities	1,399	1,216
Net cash provided by operating activities	7,752	8,975
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,636)	-
Proceeds from calls, maturities, and principal collections	1,898	-
Securities, available for sale:
Purchases	(163,580)	(308,680)
Proceeds from sales	168,968	218,397
Proceeds from calls, maturities, and principal collections	52,460	64,889
Purchase of residential mortgages	(34,564)	(56,559)
Loan originations and principal payments, net	9,173	27,572
Purchase of Federal Home Loan Bank of Boston stock	(1,393)	(1,802)
Proceeds from redemption of other restricted stock	31	195
Proceeds from sale of other real estate owned	958	-
Purchases of premises and equipment	(960)	(1,012)
Purchase of banked-owned life insurance	-	(2,600)
Surrender of bank-owned life insurance	-	1,585
Disbursement of bank-owned life insurance gain	(282)	-
Proceeds from payout on bank-owned life insurance	1,437	-
Net cash provided (used) by investing activities	31,510	(58,015)
FINANCING ACTIVITIES:
Net increase in deposits	40,097	21,450
Net change in short-term borrowings	(8,150)	(11,633)
Repayment of long-term debt	(63,250)	(53,231)
Proceeds from long-term debt	32,104	102,701
Tender offer to purchase outstanding options	(2,151)	-
Excess tax expense in connection with tender offer completion	(566)	-
Cash dividends paid	(4,706)	(7,045)
Common stock repurchased	(15,986)	(13,946)
Issuance of common stock in connection with stock option exercises	-	1,041
Excess tax benefits in connection with equity incentive plan	3	11
Excess tax benefits in connection with stock option exercises	-	240
Net cash (used) provided by financing activities	(22,605)	39,588

NET CHANGE IN CASH AND CASH EQUIVALENTS:	16,657	(9,452)
Beginning of period	11,761	21,105
End of period	$28,418	$11,653

Supplemental cashflow information:
Securities reclassified from available-for-sale to held-to-maturity	$299,203	$-
Interest paid	7,946	9,501
Taxes paid	743	2,014
Net cash paid to broker for common stock repurchased	-	352
See the accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2013

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2013, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the year ending December 31, 2013.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and nine months ended September 30, 2013 and 2012 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net income applicable to common stock	$1,581	$1,387	$4,946	$4,700

Average number of common shares issued	20,744	25,643	21,501	26,264
Less: Average unallocated ESOP Shares	(1,161)	(1,244)	(1,181)	(1,265)
Less: Average ungranted equity incentive plan shares	-	(7)	(5)	(7)

Average number of common shares outstanding used
to calculate basic earnings per common share	19,583	24,392	20,315	24,992

Effect of dilutive stock options	-	1	-	24

Average number of common shares outstanding used
to calculate diluted earnings per common share	19,583	24,393	20,315	25,016

Basic earnings per share	$0.08	$0.06	$0.24	$0.19

Diluted earnings per share	$0.08	$0.06	$0.24	$0.19

Antidilutive shares (1)	-	1,670	1,110	1,665
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

The components of accumulated other comprehensive (loss) income included in shareholders’ equity are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)

Net unrealized (loss) gain on securities available for sale	$(151)	$20,188
Tax effect	55	(6,935)
Net-of-tax amount	(96)	13,253

Net unrealized losses on securities resulting from the transfer of available-for-sale to held-to-maturity (1)	(1,729)	-
Tax effect	598
Net-of-tax amount	(1,131)	-

Fair value of derivatives used for cash flow hedges	(79)
Tax effect	27
Net-of-tax amount	(52)	-

Unrecognized transition asset pertaining to defined benefit plan	12	21
Unrecognized deferred gain pertaining to defined benefit plan	(3,851)	(3,897)
Net adjustments pertaining to defined benefit plans	(3,839)	(3,876)
Tax effect	1,306	1,318
Net-of-tax amount	(2,533)	(2,558)

Accumulated other comprehensive (loss) income	$(3,812)	$10,695
_________________________________
(1) The net unrealized loss at the date of transfer before tax was $1.5 million for all securities transferred in 2013. The gains or losses on individual securities are amortized through comprehensive income over the remaining life of the security.

4.      SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$106,146	$897	$(2,732)	$104,311
U.S. government guaranteed mortgage-backed securities	73,156	623	(69)	73,710
Corporate bonds	26,225	551	(126)	26,650
State and municipal bonds	20,413	707	(4)	21,116
Government-sponsored enterprise obligations	9,752	115	(259)	9,608
Mutual funds	6,107	10	(172)	5,945
Common and preferred stock	1,309	308	-	1,617

Total available for sale securities	243,108	3,211	(3,362)	242,957

Held to maturity securities:
Government-sponsored mortgage-backed securities	$180,339	$511	$(4,314)	$176,536
U.S. government guaranteed mortgage-backed securities	39,937	91	(766)	39,262
Corporate bonds	27,781	21	(653)	27,149
State and municipal bonds	7,544	8	(336)	7,216
Government-sponsored enterprise obligations	43,387	-	(2,461)	40,926

Total held to maturity securities	298,988	631	(8,530)	291,089

Total	$542,096	$3,842	$(11,892)	$534,046

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$318,951	$9,703	$(631)	$328,023
U.S. government guaranteed mortgage-backed securities	124,650	6,085	-	130,735
Corporate bonds	50,782	1,618	(63)	52,337
State and municipal bonds	38,788	2,067	(9)	40,846
Government-sponsored enterprise obligations	60,840	1,257	(37)	62,060
Mutual funds	5,998	117	(69)	6,046
Common and preferred stock	1,310	150	-	1,460

Total	$601,319	$20,997	$(809)	$621,507

U.S. government guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2013, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2013
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$34,778	$33,328	$44,571	$41,956
Due after ten years	144,524	144,693	175,705	173,842
Total	$179,302	$178,021	$220,276	$215,798

Debt securities:
Due in one year or less	$1,580	$1,593	$-	$-
Due after one year through five years	31,887	32,473	12,820	12,531
Due after five years through ten years	22,738	23,113	50,600	48,433
Due after ten years	185	195	15,292	14,327
Total	$56,390	$57,374	$78,712	$75,291

Gross realized gains and losses on sales of securities for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Gross gains realized	$1,086	$175	$3,407	$2,909
Gross losses realized	(540)	(1)	(611)	(1,053)
Net gain realized	$546	$174	$2,796	$1,856

Proceeds from the sale of securities available for sale amounted to $169.0 million and $218.4 million for the nine months ended September 30, 2013 and 2012, respectively.

The tax provision applicable to net realized gains was $185,000 and $956,000 for the three and nine months ended September 30, 2013, respectively.  The tax provision applicable to net realized gains was $59,000 and $641,000 for the three and nine months ended September 30, 2012, respectively.

During the second quarter of 2013, securities with an amortized cost of $172.1 million were reclassified from available-for-sale to held-to-maturity.  In addition, during the third quarter of 2013, securities with an amortized cost of $132.8 million were reclassified from available-for-sale to held-to-maturity.  The transfers of securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in accumulated other comprehensive loss and in the carrying value of the held-to-maturity securities. Such amounts will be amortized from comprehensive income over the remaining life of the securities.

Information pertaining to securities with gross unrealized losses at September 30, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$2,573	$70,141	$159	$1,435
U.S. government guaranteed mortgage-backed securities	69	9,198	-	-
Corporate bonds	126	8,939	-	-
State and municipal bonds	4	254	-	-
Government-sponsored enterprise obligations	259	7,241	-	-
Mutual funds	35	3,230	137	1,659

Total available for sale	3,066	99,003	296	3,094

Held to maturity:
Government-sponsored mortgage-backed securities	4,061	86,391	253	3,444
U.S. government guaranteed mortgage-backed securities	766	32,471	-	-
Corporate bonds	653	22,179	-	-
State and municipal bonds	336	5,389	-	-
Government-sponsored enterprise obligations	2,461	40,926	-	-

Total held to maturity	8,277	187,356	253	3,444

Total	$11,343	$286,359	$549	$6,538

	December 31, 2012
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$631	$49,081	$-	$-
Corporate bonds	63	4,330	-	-
State and municipal bonds	9	1,178	-	-
Government-sponsored enterprise obligations	37	17,918	-	-
Mutual funds	-	-	69	1,684

Total	$740	$72,507	$69	$1,684

At September 30, 2013, 43 mortgage-backed securities had gross unrealized losses with aggregate depreciation of 3.6% from our amortized cost basis existing for less than 12 months.  At September 30, 2013, three mortgage-backed securities had gross unrealized losses with aggregate depreciation of 7.8% from our amortized cost basis existing for greater than 12 months.  At September 30, 2013, 14 government-sponsored enterprise obligations had gross unrealized loss with aggregate depreciation of 5.3% from our amortized cost basis existing for less than 12 months.  At September 30, 2013, 13 corporate bonds had gross unrealized loss of 2.4% from our amortized cost basis existing for less than 12 months.  At September 30, 2013, 10 municipal bonds had gross unrealized loss of 5.7% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of changes in interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At September 30, 2013, one mutual fund had a gross unrealized loss with aggregate depreciation of 1.1% from our amortized cost basis existing for less than 12 months.  At September 30, 2013, one mutual fund had a gross unrealized loss with depreciation of 7.6% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  These losses relate to mutual funds that invest primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell these prior to the recovery of the amortized cost basis, the losses are deemed temporary.

The following table presents a roll-forward of the amount of credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Nine Months Ended September 30, 2012
(In thousands)

Beginning balance	$442
Reductions for securities sold during the period	(442)
Ending balance	$-

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2013	2012
	(In thousands)

Commercial real estate	$257,401	$245,764
Residential real estate:
Residential	198,277	185,345
Home equity	35,490	34,352
Commercial and industrial	126,408	126,052
Consumer	1,852	2,431
Total Loans	619,428	593,944
Unearned premiums and deferred loan fees and costs, net	726	974
Allowance for loan losses	(7,311)	(7,794)
	$612,843	$587,124

During the nine months ended September 30, 2013 and 2012, we purchased residential real estate loans aggregating $34.6 million and $56.6 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At September 30, 2013 and December 31, 2012, we serviced loans for participants aggregating $10.9 million and $7.8 million, respectively.

Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectable.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired.  Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and perform in accordance with contractual terms for a period of at least nine months, reducing the concern as to the collectability of principal and interest.  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2013 and 2012 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
September 30, 2013
Beginning Balance	$3,244	$1,807	$2,072	$12	$338	$7,473
(Credit) provision	162	36	45	-	(314)	(71)
Charge-offs	-	(23)	(79)	(14)	-	(116)
Recoveries	-	1	9	15	-	25
Ending Balance	$3,406	$1,821	$2,047	$13	$24	$7,311

September 30, 2012
Beginning Balance	$3,517	$1,800	$2,734	$14	$-	$8,065
Provision (credit)	(43)	106	150	5	-	218
Charge-offs	-	(115)	-	(8)	-	(123)
Recoveries	14	-	-	2	-	16
Ending Balance	$3,488	$1,791	$2,884	$13	$-	$8,176

Nine Months Ended
September 30, 2013
Beginning Balance	$3,406	$1,746	$2,167	$13	$462	$7,794
(Credit) provision	(134)	154	33	9	(438)	(376)
Charge-offs	(20)	(80)	(208)	(28)	-	(336)
Recoveries	154	1	55	19	-	229
Ending Balance	$3,406	$1,821	$2,047	$13	$24	$7,311

September 30, 2012
Beginning Balance	$3,504	$1,531	$2,712	$17	$-	$7,764
Provision	115	410	167	6	-	698
Charge-offs	(195)	(155)	-	(19)	-	(369)
Recoveries	64	5	5	9	-	83
Ending Balance	$3,488	$1,791	$2,884	$13	$-	$8,176

Further information pertaining to the allowance for loan losses by segment at September 30, 2013, and December 31, 2012 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2013

Allowance for loan losses:
Individually evaluated for loss potential	$148	$-	$19	$-	$-	$167
Collectively evaluated for loss potential	3,258	1,821	2,028	13		7,144
Total	$3,406	$1,821	$2,047	$13	$24	$7,311

Loans outstanding:
Individually evaluated for loss potential	$15,073	$239	$1,367	$-	$-	$16,679
Collectively evaluated for loss potential	242,328	233,528	125,041	1,852	-	602,749
Total	$257,401	$233,767	$126,408	$1,852	$-	$619,428

December 31, 2012

Allowance for loan losses:
Individually evaluated for loss potential	$377	$57	$104	$-	$-	$538
Collectively evaluated for loss potential	3,029	1,689	2,063	13	462	7,256
Total	$3,406	$1,746	$2,167	$13	$462	$7,794

Loans outstanding:
Individually evaluated for loss potential	$15,398	$302	$1,379	$-	$-	$17,079
Collectively evaluated for loss potential	230,366	219,395	124,673	2,431	-	576,865
Total	$245,764	$219,697	$126,052	$2,431	$-	$593,944

The following is a summary of past due and non-accrual loans by class at September 30, 2013, and December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
September 30, 2013
Commercial real estate	$117	$469	$798	$1,384	$-	$1,477
Residential real estate:
Residential	723	168	316	1,207	-	975
Home equity	249	3	-	252	-	87
Commercial and industrial	43	70	140	253	-	394
Consumer	6	12	-	18	-	-
Total	$1,138	$722	$1,254	$3,114	$-	$2,933

December 31, 2012
Commercial real estate	$94	$331	$818	$1,243	$-	$1,558
Residential real estate:
Residential	347	70	735	1,152	-	939
Home equity	139	42	-	181	-	103
Commercial and industrial	138	-	178	316	-	409
Consumer	-	1	-	1	-	-
Total	$718	$444	$1,731	$2,893	$-	$3,009

The following is a summary of impaired loans by class at September 30, 2013 and December 31, 2012:

				Three Months Ended		Nine Months Ended
	At September 30, 2013			September 30, 2013		September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,477	$1,767	$-	$1,489	$-	$1,515	$-
Residential real estate	239	307	-	239	-	252	-
Commercial and industrial	394	490	-	415	-	407	-
Total	2,110	2,564	-	2,143	-	2,174	-

Impaired loans with a valuation allowance:
Commercial real estate	13,596	13,596	148	13,637	145	13,719	438
Commercial and industrial	973	973	19	976	10	982	31
Total	14,569	14,569	167	14,613	155	14,701	469

Total impaired loans	$16,679	$17,133	$167	$16,756	$155	$16,875	$469

				Three Months Ended		Nine Months Ended
	At December 31, 2012			September 30, 2012		September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,011	$1,177	$-	$1,610	$-	$1,572	$-
Residential real estate	118	125	-	118	-	119	-
Commercial and industrial	203	212	-	23	-	-	-
Total	1,332	1,514	-	1,751	-	1,699	-

Impaired loans with a valuation allowance:
Commercial real estate	14,387	14,454	377	13,959	149	14,019	496
Residential real estate	184	184	57	186	-	186	-
Home equity	-	-	-	58	-	96	-
Commercial and industrial	1,176	1,178	104	1,365	11	1,237	32
Total	15,747	15,816	538	15,568	160	15,538	528

Total impaired loans	$17,079	$17,330	$538	$17,319	$160	$17,237	$528

No interest income was recognized for impaired loans on a cash-basis method during the three and nine months ended September 30, 2013 or 2012.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three and nine months ended September 30, 2013. Performing loans modified as TDRs during the three and nine months ended September 30, 2012 are shown in the table below. The modifications changed the scheduled payment to interest-only or extended the interest-only period. One loan relationship of $15.0 million included below was restructured in March 2012 to extend the interest-only period and was restructured again in September 2012 once it had reached stabilization to commence principal and interest payments.

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

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring.  The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings
Commercial Real Estate	-	$-	4	$966
Commercial and Industrial	-	-	1	142
Total	-	$-	5	$1,108

As of September 30, 2013, we have not committed to lend to any customer with outstanding loans that are classified as TDRs. There were $38,000 and $74,000 in charge-offs on TDRs during the three and nine months ended September 30, 2013, respectively.  There were no charge-offs on TDRs during the three and nine months ended September 30, 2012.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $18.2 and $16.3 million at September 30, 2013 and December 31, 2012, respectively.  We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at September 30, 2013, and December 31, 2012:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2013
Loans rated 1 – 3	$210,514	$197,302	$35,403	$95,984	$1,852	$541,055
Loans rated 4	25,227	-	-	20,599	-	45,826
Loans rated 5	874	-	-	1,290	-	2,164
Loans rated 6	20,786	975	87	8,535	-	30,383
	$257,401	$198,277	$35,490	$126,408	$1,852	$619,428

December 31, 2012
Loans rated 1 – 3	$203,756	$184,406	$34,249	$99,405	$2,431	$524,247
Loans rated 4	19,027	-	-	15,804	-	34,831
Loans rated 5	1,943	-	-	941	-	2,884
Loans rated 6	21,038	939	103	9,902	-	31,982
	$245,764	$185,345	$34,352	$126,052	$2,431	$593,944

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,560,101 stock options, respectively, to our directors, officers and employees.

Stock awards are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  During the nine months ended September 30, 2013, we granted 7,440 stock awards, which vest in two equal increments on October 20, 2013 and October 21, 2014. At September 30, 2013, there were no stock awards available for future grants.

We may grant both incentive and non-statutory stock options.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of 10 years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

During the third quarter of 2013, the Company completed a tender offer to purchase for cancellation 1,665,415 outstanding options to purchase common stock.  The recipients of each eligible option tendered received a cash payment equal to the current fair valuation of the option as measured under the binomial model.  The total cash paid to purchase the options was $2.1 million and resulted in a decrease to cash and shareholders’ equity.  As of September 30, 2013, 4,016 vested outstanding options and 57,232 stock options that had been available for future grants were cancelled and the 2002 and 2007 Stock Option Plans were terminated.

Our stock award and stock option plans activity for the nine months ended September 30, 2013 and 2012 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	33,800	$8.23	1,669,431	$10.02
Shared granted	7,440	7.08	-	-
Tender offer to purchase outstanding options	-	-	(1,665,415)	-
Cancelled	-	-	(4,016)	-
Outstanding at September 30, 2013	41,240	$8.02	-	$-

Outstanding at December 31, 2011	155,206	$9.54	1,907,744	$9.32
Stock options exercised	-	-	(237,313)	4.39
Stock award vested	(4,006)	10.11	-	-
Outstanding at September 30, 2012	151,200	$9.52	1,670,431	$10.02

We recorded compensation costs relating to stock options of $101,000 and $185,000 with related tax benefits of $27,000 and $51,000 for the three months ended September 30, 2013 and 2012, respectively. We recorded compensation costs relating to stock options of $128,000 and $577,000 with related tax benefits of $34,000 and $153,000 for the nine months ended September 30, 2013 and 2012, respectively.  The completion of the tender offer caused the acceleration of vesting of certain stock options and resulted in $97,000 of the total option expense with a related tax benefit of $26,000 for the three and nine months ended September 30, 3013.

We recorded compensation cost related to the stock awards of $41,000 and $282,000 for the three months ended September 30, 2013 and 2012, respectively. We recorded compensation cost related to the stock awards of $96,000 and $858,000 for the nine months ended September 30, 2013 and 2012, respectively.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $23.0 million and $33.0 million at September 30, 2013, and December 31, 2012, respectively.  The outstanding balance on our line of credit with the FHLBB was $1.1million and $8.7 million at September 30, 2013, and December 31, 2012, respectively. Customer repurchase agreements were $37.7 million at September 30, 2013, and $24.2 million at December 31, 2012.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at September 30, 2013, and December 31, 2012, were held by commercial customers. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2012, we had $4.0 million outstanding under this line of credit.  There were no advances outstanding under this line of credit at September 30, 2013.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At September 30, 2013, we had $232.6 million in long-term debt with the FHLBB and $10 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $220.1 million in long-term debt with FHLBB advances and $53.3 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2012.  The securities sold under agreements to repurchase are callable at the issuer’s option beginning in the year 2013.  Customer repurchase agreements were $5.6 million and $5.4 million at September 30, 2013 and December 31, 2012, respectively.

For the nine months ended September 30, 2013, we prepaid repurchase agreements in the amount $43.3 million and incurred a prepayment expense of $3.4 million.   The repurchase agreements had a weighted average cost of 3.02%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

All FHLBB advances are collateralized by a blanket lien on our owner occupied one-to-four family residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$272	$279	$817	$815
Interest cost	178	200	533	600
Expected return on assets	(232)	(218)	(696)	(649)
Transition obligation	(3)	(3)	(8)	(8)
Actuarial loss	17	44	76	131
Net periodic pension cost	$232	$302	$722	$889

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2013.  No contributions have been made to the plan for the three months ended September 30, 2013.  Effective June 15, 2013, Principal Financial Group, who also acts as our 401(k) plan provider, was appointed as the trustee for the pension plan.  The pension plan assets are invested in group annuity contracts with the Principal Financial Group.

9. DERIVATES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments.  Specifically, we entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of September 30, 2013.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	N/A	-	Other Liabilities	$79
Total derivatives designated as hedging instruments		-		$79

At September 30, 2013, we held no derivatives that were not designated as hedging instruments. We had no derivative financial instruments at December 31, 2012.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest income and expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into interest rate swaps in September 2013 as part of our interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.  As of September 30, 2013, we had six forward-starting interest rate swaps with a notional amount of $155.0 million associated with our cash outflows associated with various FHLB advances. The forward-starting interest rate swaps will become effective between October 2013 and September 2016, and they mature between October 2017 and September 2022.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  We did not recognize any hedge ineffectiveness in earnings during the three months ended September 30, 2013.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities.  During the period ended September 30, 2013, we had no reclassifications to interest expense.  During the next twelve months, we estimate that $166,000 will be reclassified as an increase in interest expense.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest rate swaps	$(79)	$-	$(79)	$-

During the three and nine months ended September 30, 2013 and 2012, no gains or losses were reclassified from accumulated other comprehensive loss into income for the effective portion or ineffective portions of cash flow hedges.

Credit-risk-related Contingent Features

By using derivative financial instruments, we expose ourself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that we believe to be creditworthy and by limiting the amount of exposure to each counterparty.

We have agreements with our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. We also have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain our status as well capitalized, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. Certain of our agreements with our derivative counterparties contain provisions where if a formal administrative action by a federal or state regulatory agency occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

As of September 30, 2013, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $79,000. As of September 30, 2013, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements.  If we had breached any of these provisions at September 30, 2013, we could have been required to settle our obligations under the agreements at the termination value.

10.  FAIR VALUE OF ASSETS AND LIABILITIES

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

Fair Value Hierarchy - We group our assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

Interest rate swaps - The valuation of our interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We have determined that the majority of the inputs used to value our interest rate derivatives fall within Level 2 of the fair value hierarchy.

Commitments to extend credit - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the term and credit risk.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  Such differences are not considered significant.

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available for sale:
Government-sponsored mortgage-backed securities	$-	$104,311	$-	$104,311
U.S. government guaranteed mortgage-backed securities	-	73,710	-	73,710
Corporate bonds	-	26,650	-	26,650
State and municipal bonds	-	21,116	-	21,116
Government-sponsored enterprise obligations	-	9,608	-	9,608
Mutual funds	5,945	-	-	5,945
Common and preferred stock	1,617	-	-	1,617
Total assets	$7,562	$235,395	$-	$242,957

Liabilities:
Interest rate swaps	$-	$79	$-	$79

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)

Government-sponsored mortgage-backed securities	$-	$328,023	$-	$328,023
U.S. government guaranteed mortgage-backed securities	-	130,735	-	130,735
Private-label residential mortgage-backed securities	-	52,337	-	52,337
State and municipal bonds	-	40,846	-	40,846
Government-sponsored enterprise obligations	-	62,060	-	62,060
Mutual funds	6,046	-	-	6,046
Common and preferred stock	1,460	-	-	1,460
Total assets	$7,506	$614,001	$-	$621,507

No liabilities were measured at fair value on a recurring basis at December 31, 2012.

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2013 and 2012.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2013 and 2012.

	At			Three Months Ended	Nine Months Ended
	September 30, 2013			September 30, 2013	September 30, 2013
	Level 1	Level 2	Level 3	Total Losses	Total Gains (Losses)
	(In thousands)			(In thousands)	(In thousands)

Impaired loans	$-	$-	$2,109	$(38)	$31
Total assets	$-	$-	$2,109	$(38)	$31

	At			Three Months Ended	Nine Months Ended
	September 30, 2012			September 30, 2012	September 30, 2012
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)			(In thousands)	(In thousands)

Impaired loans	$-	$-	$1,100	$(352)	$(196)
Total assets	$-	$-	$1,100	$(352)	$(196)

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

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2013 and 2012.  We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	September 30, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$28,418	$28,418	$-	$-	$28,418
Securities available for sale	242,957	7,562	235,395	-	242,957
Securities held to maturity	298,988	-	291,089	-	291,089
Federal Home Loan Bank of Boston and other restricted stock	15,631	-	-	15,631	15,631
Loans - net	612,843	-	-	615,973	615,973
Accrued interest receivable	4,164	-	-	4,164	4,164

Liabilities:
Deposits	793,510	-	-	795,876	795,876
Short-term borrowings	61,784	-	61,784	-	61,784
Long-term debt	248,184	-	251,612	-	251,612
Accrued interest payable	333	-	-	333	333
Derivative liabilities	79	-	79	-	79

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$11,761	$11,761	$-	$-	$11,761
Securities available for sale	621,507	7,506	614,001	-	621,507
Federal Home Loan Bank of Boston and other restricted stock	14,269	-	-	14,269	14,269
Loans - net	587,124	-	-	610,695	610,695
Accrued interest receivable	4,602	-	-	4,602	4,602

Liabilities:
Deposits	753,413	-	-	757,450	757,450
Short-term borrowings	69,934	-	69,936	-	69,936
Long-term debt	278,861	-	290,536	-	290,536
Accrued interest payable	471	-	-	471	471

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective for public entities for reporting periods beginning after December 15, 2012.  See required disclosures in the consolidated statements of comprehensive income.

In July 2013, FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815):  Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force).  The guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes.  This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on our financial statements.

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

You should read the following financial results for the three and nine months ended September 30, 2013, in the context of this strategy.

●
Net income was $1.6 million, or $0.08 per diluted share, for the three months ended September 30, 2013, compared to $1.4 million, or $0.06 per diluted share, for the same period in 2012.  For the nine months ended September 30, 2013, net income was $4.9 million, or $0.24 per diluted share, as compared to net income of $4.7 million, or $0.19 per diluted share, for the same period in 2012.

●
The (credit) provision for loan losses was $(71,000) and $218,000 for the three months ended September 30, 2013 and 2012, respectively, and $(376,000) and $698,000 for the nine months ended September 30, 2013 and 2012, respectively.  The credit for loan losses is the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.

●
Net interest income was $7.8 million and $7.7 million for the three months ended September 30, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.62% for the three months ended September 30, 2013, compared to 2.52% for the same period in 2012.  For the nine months ended September 30, 2013 and 2012, net interest income was $23.1 million and $22.8 million, respectively.  The net interest margin, on a tax-equivalent basis, was 2.59% for the nine months ended September 30, 2013 and 2.55% for the nine months ended September 30, 2012.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2013.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Total assets were stable at $1.3 billion at September 30, 2013 and December 31, 2012.  Securities decreased $78.2 million to $557.6 million at September 30, 2013, from $635.8 million at December 31, 2012.  Cash flow received from payoffs and pay downs on the securities portfolio were used to fund loan originations and share repurchases.  During the second quarter of 2013, securities with an amortized cost of $172.1 million were reclassified from available-for-sale to held-to-maturity.  In addition, during the third quarter of 2013, securities with an amortized cost of $132.8 million were reclassified from available-for-sale to held-to-maturity.  The transfers of securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in accumulated other comprehensive loss and in the carrying value of the held-to-maturity securities. Such amounts will be amortized from comprehensive income over the remaining life of the securities.

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

As of September 30, 2013, we entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. The swap contracts have start dates ranging from the fourth quarter 2013 to the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (AOCI), however the valuation of the swaps are expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio. This is consistent with Management’s objective to reduce total volatility in tangible book value and AOCI.

Total loans increased by $25.3 million to $620.2 million at September 30, 2013, from $594.9 million at December 31, 2012.  Residential loans increased $14.1 million to $233.8 million at September 30, 2013, from $219.7 million at December 31, 2012.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $34.6 million in residential loans within and contiguous to our market area.  While management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial real estate loans increased $11.6 million to $257.4 million at September 30, 2013, from $245.8 at December 31, 2012.  Non-owner occupied commercial real estate loans increased $11.0 million to $143.8 million at September 30, 2013, from $132.8 million at December 31, 2012, while owner occupied commercial real estate loans increased $572,000 to $113.6 million at September 30, 2013, from $113.0 million at December 31, 2012.  The increase in commercial real estate loans was due to new loan originations during the year.  Commercial and industrial loans increased $356,000 to $126.4 million at September 30, 2013, from $126.1 million at December 31, 2012.  Increases of $2.5 million within commercial and industrial loans were offset by a decrease in customer’s line of credit usage of $2.2 million.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans decreased $76,000 to $2.9 million at September 30, 2013, from $3.0 million at December 31, 2012.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $125,000 and $379,000 for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, there was no foreclosed real estate, as compared to $964,000 in foreclosed real estate at December 31, 2012.  During the first quarter of 2013, we sold this property and did not retain the financing.  At September 30, 2013 and December 31, 2012, our nonperforming loans to total loans were 0.47% and 0.51%, respectively, while our nonperforming assets to total assets were 0.23% and 0.31%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $40.1 million to $793.5 million at September 30, 2013, from $753.4 million at December 31, 2012.  The increase in deposits was due to a $37.4 million increase in money market accounts, which were $205.6 million and $168.2 million at September 30, 2013 and December 31, 2012, respectively.  This was the result of a relationship-based money market product established in second half of 2012 which continues to grow.  Time deposit accounts increased $9.2 million to $335.2 million at September 30, 2013, from $326.0 million at December 31, 2012.  Checking accounts increased $2.2 million to $169.2 million at September 30, 2013 from $167.0 million at December 31, 2012.  Savings accounts decreased $8.7 million to $83.5 million at September 30, 2013 from $92.2 million at December 31, 2012.

Borrowings decreased $38.8 million to $310.0 million at September 30, 2013, from $348.8 million at December 31, 2012.  Short-term borrowings decreased $8.1 million to $61.8 million at September 30, 2013 from $69.9 million at December 31, 2012, respectively.  Long-term debt decreased $30.7 million to $248.2 million from $278.9 million at December 31, 2012.  The decrease in our long-term borrowings was due to prepayments of repurchase agreements, which was partially offset by an increase in funds from the FHLBB in order to take advantage of long-term, low cost FHLBB funding in this interest rate environment.  We prepaid repurchase agreements in the amount $43.3 million and incurred a prepayment expense of $3.4 million for the nine months ended September 30, 2013.   The repurchase agreements had a weighted average cost of 3.02%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 2.99%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.  Long-term FHLBB borrowings increased $12.5 million to $232.6 million at September 30, 2013 from $220.1 million at December 31, 2012.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying unaudited consolidated financial statements.

Shareholders’ equity was $156.9 million and $189.2 million, which represented 12.3% and 14.5% of total assets at September 30, 2013 and December 31, 2012, respectively.  The decrease in shareholders’ equity during the nine months reflects the repurchase of 2,107,576 shares of our common stock at a cost of $16.0 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $4.7 million, a decrease in accumulated other comprehensive income of $14.5 million due to changes in the fair value of securities and a tender offer to repurchase outstanding options amounting to $2.7 million.  This was partially offset by net income of $4.9 million for the nine months ended September 30, 2013.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

General

Net income was $1.6 million, or $0.08 per diluted share, for the quarter ended September 30, 2013, compared to $1.4 million, or $0.06 per diluted share, for the same period in 2012.  Net interest income was $7.8 million and $7.7 million for the three months ended September 30, 2013 and 2012, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2013 and 2012, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2013			2012
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$609,876	$6,409	4.20%	$585,612	$6,517	4.45%
Securities(2)	573,955	4,077	2.84	643,701	4,521	2.81
Other investments - at cost	17,537	20	0.46	15,920	23	0.58
Short-term investments(3)	9,373	3	0.13	5,220	1	0.08
Total interest-earning assets	1,210,741	10,509	3.47	1,250,453	11,062	3.54
Total noninterest-earning assets	73,123			66,183

Total assets	$1,283,864			$1,316,636

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$45,756	34	0.30	$58,845	54	0.37
Savings accounts	85,960	26	0.12	93,831	39	0.17
Money market accounts	206,674	206	0.40	176,729	197	0.45
Time certificates of deposit	330,222	1,124	1.36	316,612	1,215	1.54
Total interest-bearing deposits	668,612	1,390		646,017	1,505
Short-term borrowings and long-term debt	326,785	1,130	1.38	343,696	1,645	1.91
Interest-bearing liabilities	995,397	2,520	1.01	989,713	3,150	1.27
Noninterest-bearing deposits	119,462			104,402
Other noninterest-bearing liabilities	10,676			11,075
Total noninterest-bearing liabilities	130,138			115,477

Total liabilities	1,125,535			1,105,190
Total equity	158,329			211,446
Total liabilities and equity	$1,283,864			$1,316,636
Less: Tax-equivalent adjustment(2)		(161)			(209)
Net interest and dividend income		$7,828			$7,703
Net interest rate spread(4)			2.46%			2.27%
Net interest margin(5)			2.62%			2.52%
Ratio of average interest-earning
assets to average interest-bearing liabilities			121.63			126.35
   ________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)
Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%.  The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.

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

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$268	$(376)	$(108)
Securities (1)	(489)	45	(444)
Other investments - at cost	2	(5)	(3)
Short-term investments	1	1	2
Total interest-earning assets	(218)	(335)	(553)

Interest-bearing liabilities
NOW accounts	(12)	(8)	(20)
Savings accounts	(2)	(11)	(13)
Money market accounts	36	(27)	9
Time deposits	56	(147)	(91)
Short-term borrowing and long-time debt	(85)	(430)	(515)
Total interest-bearing liabilities	(7)	(623)	(630)
Change in net interest and dividend income	$(211)	$288	$77
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.8 million and $7.7 million for the three months ended September 30, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.62% for the three months ended September 30, 2013, compared to 2.52% for the same period in 2012.

Interest on earning-assets, on a tax-equivalent basis, decreased $553,000 to $10.5 million for the three months ended September 30, 2013, from $11.1 million for the same period in 2012. The average yield on interest-earning assets decreased 7 basis points to 3.47% for the three months ended September 30, 2013, from 3.54% for the same period in 2012.  The average yield on interest-earning assets decreased primarily due to decreases in the average yield on loans.  The average yield on loans decreased 25 basis points to 4.20% for the three months ended September 30, 2013, from 4.45% for the same period in 2012 due to the lower interest rate environment.  This was partially mitigated by a $24.3 million increase in the average balance of loans to $609.9 million for the three months ended September 30, 2013, from $585.6 million for the same period in 2012.  Cash flows from payoffs and pay downs within the loan portfolio were reinvested in loans having a lower yield, which is reflective of the current market rate environment.  The average yield on securities increased 3 basis points to 2.84% for the three months ended September 30, 2013, compared to 2.81% for the same period in 2012, however, this was offset by a decrease in the average balance of securities of $69.7 million to $574.0 million for the three months ended September 30, 2013, from $643.7 million for the same period in 2012.

Interest expense decreased $630,000 to $2.5 million for the three months ended September 30, 2013, from $3.2 million for the same period in 2012.  The average cost of interest-bearing liabilities decreased 26 basis points to 1.01% for the three months ended September 30, 2013, from 1.27% for the same period in 2012.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings and long-term debt.  We prepaid repurchase agreements in the amount $9.5 million and incurred a prepayment expense of $540,000 for the three months ended September 30, 2013.   The repurchase agreements had a weighted average cost of 2.86%.  The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2013 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the quarter, described in detail below, include the continuous improvement of the overall risk profile of the commercial loan portfolio, increase in commercial real estate loans, residential real estate loans and a decrease in commercial and industrial loans.  After evaluating these factors, we recorded a credit of $(71,000) for loan losses for the three months ended September 30, 2013, compared to a provision of $218,000 for the same period in 2012.  The allowance was $7.3 million at September 30, 2013, and $7.5 million at June 30, 2013.  The allowance for loan losses was 1.18% of total loans at September 30, 2013 and 1.23% at June 30, 2013.

The credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Allowances on impaired loans decreased $71,000 to $167,000 at September 30, 2013, while balances on impaired loans decreased $100,000 to $16.7 million at September 30, 2013 from $16.8 million at June 30, 2013.  In addition, commercial real estate loans increased $13.7 million to $257.4 million at September 30, 2013, from $243.7 million at June 30, 2013.  Residential real estate loans increased $1.9 million to $233.8 million compared to $231.9 million at June 30, 2013.  We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Net charge-offs were $91,000 for the three months ended September 30, 2013.  This comprised charge-offs of $116,000 for the three months ended September 30, 2013, offset by recoveries of $25,000 for the same period.

Net charge-offs were $107,000 for the three months ended September 30, 2012.  This comprised charge-offs of $123,000 for the three months ended September 30, 2012, offset by recoveries of $16,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $172,000 to $1.0 million for the three months ended September 30, 2013, compared to $1.2 million for the same period in 2012.  We recorded $546,000 in gains on sales of securities for the three months ended September 30, 2013, as compared to $174,000 for the comparable 2012 period.  The gains recorded during the three months ended September 30, 2013 were offset by $540,000 in expense on the prepayment of borrowings for the same period.

Noninterest Expense

Noninterest expense increased $53,000 to $6.9 million for the three months ended September 30, 2013. Occupancy expense increased $70,000 to $733,000 for the three months ended September 30, 2013.  Professional fees increased $67,000 to $499,000 for the three months ended September 30, 2013 primarily as a result of fees paid to various third parties for ongoing consulting services.  Salaries and benefits decreased $129,000 to $4.1 million for the three months ended September 30, 2013.  This was mainly the result of the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.

Income Taxes

For the three months ended September 30, 2013, we had a tax provision of $476,000 as compared to $481,000 for the same period in 2012.  The effective tax rate was 23.1% for the three months ended September 30, 2013 and 25.7% for the same period in 2012. The change in effective tax rate from September 2012 is primarily the result of maintaining the same level of tax advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

General

Net income was $4.9 million, or $0.24 per diluted share, for the nine months ended September 30, 2013, compared to $4.7 million, or $0.19 per diluted share, for the same period in 2012.  Net interest income was $23.1 million and $22.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2013 and 2012, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2013			2012
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$599,844	$19,063	4.24%	$569,820	$19,353	4.53%
Securities(2)	598,405	12,322	2.75	637,095	13,712	2.87
Other investments - at cost	17,164	60	0.47	15,072	70	0.62
Short-term investments(3)	6,895	6	0.12	9,773	2	0.03
Total interest-earning assets	1,222,308	31,451	3.43	1,232,760	33,137	3.59
Total noninterest-earning assets	68,481			65,905

Total assets	$1,290,789			$1,297,665

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$47,812	106	0.30	$63,019	221	0.47
Savings accounts	89,220	98	0.15	96,034	147	0.20
Money market accounts	192,378	564	0.39	167,758	619	0.49
Time certificates of deposit	327,894	3,399	1.38	316,001	3,678	1.55
Total interest-bearing deposits	657,304	4,167		642,812	4,665
Short-term borrowings and long-term debt	335,662	3,641	1.45	327,797	4,966	2.02
Interest-bearing liabilities	992,966	7,808	1.05	970,609	9,631	1.32
Noninterest-bearing deposits	116,320			101,874
Other noninterest-bearing liabilities	10,242			10,758
Total noninterest-bearing liabilities	126,562			112,632

Total liabilities	1,119,528			1,083,241
Total equity	171,261			214,424
Total liabilities and equity	$1,290,789			$1,297,665
Less: Tax-equivalent adjustment(2)		(509)			(660)
Net interest and dividend income		$23,134			$22,846
Net interest rate spread(4)			2.38%			2.26%
Net interest margin(5)			2.59%			2.55%
Ratio of average interest-earning
assets to average interest-bearing liabilities			123.10			126.91
   ________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)
Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%.  The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.

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

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,027	$(1,317)	$(290)
Securities (1)	(831)	(559)	(1,390)
Other investments - at cost	10	(20)	(10)
Short-term investments	-	4	4
Total interest-earning assets	206	(1,892)	(1,686)

Interest-bearing liabilities
NOW accounts	(52)	(63)	(115)
Savings accounts	(13)	(36)	(49)
Money market accounts	88	(143)	(55)
Time deposits	134	(413)	(279)
Short-term borrowing and long-time debt	119	(1,444)	(1,325)
Total interest-bearing liabilities	276	(2,099)	(1,823)
Change in net interest and dividend income	$(70)	$207	$137
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $23.1 million and $22.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The net interest margin, on a tax-equivalent basis, was 2.59% for the nine months ended September 30, 2013 and 2.55% for the nine months ended September 30, 2012, respectively.

The primary reason for the increase of $288,000 in net interest income and net interest margin for the nine months ended September 30, 2013 was that the decrease in the cost of interest-bearing liabilities outpaced the decrease in the yield on average interest-earning assets offset by the decrease in average interest-earning assets.  Interest expense decreased $1.8 million to $7.8 million for the nine months ended September 30, 2013, from $9.6 million for the same period in 2012.  The average cost of interest-bearing liabilities decreased 27 basis points to 1.05% for the nine months ended September 30, 2013, from 1.32% for the same period in 2012.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings and long-term debt.  We prepaid repurchase agreements in the amount $43.3 million and incurred a prepayment expense of $3.4 million for the nine months ended September 30, 2013.   The repurchase agreements had a weighted average cost of 2.99%.  During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%.   The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

Interest on earning-assets, on a tax-equivalent basis, decreased $1.6 million to $31.5 million for the nine months ended September 30, 2013, from $33.1 million for the same period in 2012. The average yield on interest-earning assets decreased 16 basis points to 3.43% for the nine months ended September 30, 2013, from 3.59% for the same period in 2012.  The average yield on interest-earning assets decreased primarily due to decreases in the average yield on loans and investments.  The average yield on loans decreased 29 basis points to 4.24% for the nine months ended September 30, 2013, from 4.53% for the same period in 2012 due to the lower interest rate environment.  This was partially mitigated by a $30.0 million increase in the average balance of loans to $599.8 million for the nine months ended September 30, 2013, from $569.8 million for the same period in 2012.  Cash flows from payoffs and pay downs within the loan portfolio were reinvested in loans having a lower yield, which is reflective of the current market rate environment.  In addition, the average yield on securities decreased 12 basis points to 2.75% for the nine months ended September 30, 2013 compared to 2.87% for the same period in 2012.  The average balance of securities decreased $38.7 million to $598.4 million for September 30, 2013 from $637.1 million for the same period in 2012.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2013 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the nine months ended September 30, 2013, described in detail below, include the continuous improvement of the overall risk profile of the commercial loan portfolio, increases in commercial real estate loans, residential real estate loans, commercial and industrial loans and a decrease in net charge-offs.  After evaluating these factors, we recorded a credit of $(376,000) for loan losses for the nine months ended September 30, 2013, compared to a provision of $698,000 for the same period in 2012.  The allowance was $7.3 million at September 30, 2013 and $7.8 million at December 31, 2012.  The allowance for loan losses was 1.18% of total loans at September 30, 2013 and 1.31% at December 31, 2012.

The credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $371,000 to $167,000 at September 30, 2013 from $538,000 at December 31, 2012.  In addition, commercial real estate loans increased $11.6 million to $257.4 million at September 30, 2013, from $245.8 million at December 31, 2012.  Residential real estate loans increased $14.1 million to $233.8 million compared to $219.7 million at December 31, 2012.  We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.  Commercial and industrial loan increased $355,000 to $126.4 million at September 30, 2013 from $126.1 million at December 31, 2012.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Net charge-offs were $107,000 for the nine months ended September 30, 2013.  This comprised charge-offs of $336,000 for the nine months ended September 30, 2013, offset by recoveries of $229,000 for the same period.

Net charge-offs were $286,000 for the nine months ended September 30, 2012.  This comprised charge-offs of $369,000 for the nine months ended September 30, 2012, offset by recoveries of $83,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income decreased $1.7 million to $2.9 million for the nine months ended September 30, 2013, compared to $4.6 million for the same period in 2012.  During the nine months ended September 30, 2013, we recorded gains on the proceeds of BOLI death benefits of $563,000, as compared to $80,000 in the comparable 2012 period.  In addition, we had $2.8 million in gains on sales of securities, compared to $1.9 million for the comparable 2012 period.  For the nine months ended September 30, 2013, the gains on BOLI death benefits and sales of securities were offset by $3.4 million in expense on the prepayment of borrowings, which resulted in the overall decrease in noninterest income.

Service charges and fees increased $130,000 to $1.8 million at September 30, 2013, from $1.6 million at September 30, 2012.  Fees collected from card-based transactions increased $128,000 for the nine months ended September 30, 2013 which reflects an increase in customer debit card and automated teller machine transactions.  Income from BOLI increased $109,000 to $1.2 million for the nine month ended September 30, 2013, compared to $1.1 million for the same period in 2012.  During the second quarter of 2012, management redeemed certain BOLI policies because of a sudden downgrade in the credit ratings of the insurance carrier and the carrier’s decision to close out its individual life policies to new sales.   The lower income from BOLI for the nine months ended September 30, 2012 was primarily the result of a $102,000 charge associated with transferring the policies to a different carrier.

Noninterest Expense

Noninterest expense decreased $322,000 to $20.2 million for the nine months ended September 30, 2013.  Salaries and benefits decreased $909,000 to $11.7 million for the nine months ended September 30, 2013.  This was mainly the result of the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.  Other expenses increased $181,000, primarily due to an increase of $156,000 in net ATM/Debit card expense resulting from changes in interchange fees.  Data processing fees increased $159,000 due to increased use of technology in customer delivery channels and general bank operations.  Professional fees expense increased $135,000 primarily due to legal expenses associated with filing the stock option tender offer.

Income Taxes

For the nine months ended September 30, 2013, we had a tax provision of $1.3 million as compared to $1.6 million for the same period in 2012.  The effective tax rate was 21.3% for the nine months ended September 30, 2013 and 25.5% for the same period in 2012.  The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the nine months ended September 30, 2013, while the nine months ended September 30, 2012 showed an additional income tax provision of $160,000, or 2.5% of income before income taxes, due to the redemption of BOLI.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLBB at September 30, 2013, was $67.7 million. We also have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. As of September 30, 2013, our additional borrowing capacity from the BBN was $4.0 million.

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

At September 30, 2013, we exceeded each of the applicable regulatory capital requirements.  As of September 30, 2013, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of September 30, 2013, and December 31, 2012, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$168,148	22.24%	$60,476	8.00%	N/A	-
Bank	160,591	21.30	60,315	8.00	$75,394	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$160,711	21.26	30,238	4.00	N/A	-
Bank	153,220	20.32	30,158	4.00	45,236	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$160,711	12.60	51,006	4.00	N/A	-
Bank	153,220	12.04	50,917	4.00	63,646	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	153,220	12.04	19,094	1.50	N/A	-

December 31, 2012
Total Capital (to Risk Weighted Assets):
Consolidated	$186,084	25.41%	$58,586	8.00%	N/A	-
Bank	176,904	24.24	58,390	8.00	$72,988	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	178,201	24.33	29,293	4.00	N/A	-
Bank	169,191	23.18	29,195	4.00	43,793	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	178,201	13.91	51,239	4.00	N/A	-
Bank	169,191	13.25	51,090	4.00	63,862	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	169,191	13.25	19,159	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  The following table summarizes the contractual obligations and credit commitments at September 30, 2013:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Years But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$660	$1,179	$806	$9,166	$11,811

Borrowings and Debt
Federal Home Loan Bank	31,194	103,015	94,500	28,000	256,709
Securities sold under agreements to repurchase	37,664	5,595	10,000	-	53,259
Total borrowings and debt	68,858	108,610	104,500	28,000	309,968

Credit Commitments
Available lines of credit	65,436	-	-	22,434	87,870
Other loan commitments	27,754	3,200	-	52	31,006
Letters of credit	1,570	-	-	517	2,087
Total credit commitments	94,760	3,200	-	23,003	120,963

Total Obligations	$164,278	$112,989	$105,306	$60,169	$442,742

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2012 Annual Report. Please refer to Item 7A of the 2012 Annual Report for additional information.

ITEM 4: CONTROLS AND PROCEDURES.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1- 31, 2013	-	-	-	-
August 1 - 31, 2013	-	-	-	-
September 1 - 30, 2013	8,914	7.29	8,914	1,028,086	(1)
Total	8,914	7.29	8,914	1,028,086
___________________

(1)	On September 17, 2013, the Board of Directors voted to authorize a stock repurchase program under which the Company may repurchase up to 1,037,000 shares of 5% of our outstanding common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2013.

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
101**
Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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