Form 10-K
period 2013-12-31
WESTFIELD FINANCIAL INC
filed 2014-03-17
CIK 1157647

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013, was $145,215,420.  This amount was based on the closing price as of June 28, 2013 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $7.00 on June 28, 2013.

As of March 10, 2013, the registrant had 19,856,131 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	changes in the regulatory environment;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new line of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this prospectus to “Westfield Financial,” “we,” “us,” “our company,” and “our” refer to Westfield Financial, Inc. and its subsidiaries (including Westfield Bank, Elm Street Securities Corporation, WFD Securities, Inc. and WB Real Estate Holdings, LLC).

PART I

ITEM 1.	BUSINESS

General.  Westfield Financial is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”).  Westfield Financial was formed in 2001 in connection with its reorganization from a federally chartered mutual holding company to a Massachusetts-chartered stock holding company with the second step conversion being completed in 2007.  The Bank was formed in 1853 and is a federally chartered savings bank regulated by the Office of Comptroller of the Currency (“OCC”).  As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships.  We believe that this business focus is best for our long-term success and viability, and complements our existing commitment to high quality customer service.

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

Market Area.  We operate 11 banking offices in Agawam, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 1 banking office in Granby, Connecticut. Our banking office in Granby, Connecticut, which we opened in [June] 2013, is our first location outside of western Massachusetts.  We also have 12 free-standing ATM locations in Feeding Hills, Holyoke, Southwick Springfield, West Springfield and Westfield, Massachusetts.  Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County in western Massachusetts.  In addition, we provide online banking services through our website located at www.westfieldbank.com.

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

Personnel. As of December 31, 2013, we had 163 full-time employees and 38 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans and consumer loans.

At December 31, 2013, we had total loans of $636.7 million, of which 48.5% were adjustable rate loans and 51.5% were fixed rate loans.  Commercial real estate loans and commercial and industrial loans totaled $264.5 million and $135.6 million, respectively.  The remainder of our loans at December 31, 2013 consisted of residential real estate loans, home equity loans and consumer loans.  Residential real estate and home equity loans outstanding at December 31, 2013 totaled $234.1 million.  Consumer loans outstanding at December 31, 2013 were $2.6 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$264,476	41.54%	$245,764	41.38%	$232,491	42.04%	$221,578	43.57%	$229,061	48.08%
Residential	198,686	31.21	185,345	31.21	155,994	28.20	112,680	22.17	64,299	13.50
Home equity	35,371	5.56	34,352	5.78	36,464	6.59	36,116	7.09	34,755	7.29
Total real estate loans	498,533	78.31	465,461	78.37	424,949	76.83	370,374	72.83	328,115	68.87

Other loans
Commercial and industrial	135,555	21.29	126,052	21.22	125,739	22.73	135,250	26.59	145,012	30.44
Consumer	2,572	0.40	2,431	0.41	2,451	0.44	2,960	0.58	3,307	0.69
Total other loans	138,127	21.69	128,483	21.63	128,190	23.17	138,210	27.17	148,319	31.13

Total loans	636,660	100.00%	593,944	100.00%	553,139	100.00%	508,584	100.00%	476,434	100.00%

Unearned premiums and net deferred
loan fees and costs, net	767		974		1,017		742		360
Allowance for loan losses	(7,459)		(7,794)		(7,764)		(6,934)		(7,645)
Total loans, net	$629,968		$587,124		$546,392		$502,392		$469,149

Loan Maturity and Repricing.  The following table shows the repricing dates or contractual maturity dates as of December 31, 2013.  The table does not reflect prepayments or scheduled principal amortization.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2013
	Residential	Home Equity	Commercial Real Estate	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$8,712	$20,108	$61,698	$67,511	$1,543	$-	$159,572

After one year:

One to three years	2,113	366	74,225	21,501	589	-	$98,794
Three to five years	4,846	1,535	66,298	24,484	387	-	97,550
Five to ten years	9,407	7,222	47,266	22,057	23	-	85,975
Ten to twenty years	61,754	4,536	12,605	-	-	-	78,895
Over twenty years	111,854	1,604	2,384	2	30	-	115,874
Total due after one year	189,974	15,263	202,778	68,044	1,029	-	477,088

Total amount due:	198,686	35,371	264,476	135,555	2,572	-	636,660

Net deferred loan origination
fees and costs and
unearned premiums	485	260	(119)	131	10	-	767
Allowance for loan losses	(1,449)	(258)	(3,549)	(2,192)	(13)	2	(7,459)

Loans, net	$197,722	$35,373	$260,808	$133,494	$2,569	$2	$629,968

The following table presents, as of December 31, 2013, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2014, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential	$184,058	$5,916	$189,974
Home equity	15,263	-	15,263
Commercial real estate	44,178	158,600	202,778
Total real estate loans	243,499	164,516	408,015

Other loans:
Commercial and industrial	63,615	4,429	68,044
Consumer	1,029	-	1,029
Total other loans	64,644	4,429	69,073
Total loans	$308,143	$168,945	$477,088

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Loans:
Balance outstanding at beginning of year	$593,944	$553,139	$508,584

Originations:
Real estate loans:
Residential	4,842	2,688	814
Home equity	12,139	9,220	11,451
Commercial	52,027	68,721	32,644
Total mortgage originations	69,008	80,629	44,909

Commercial and industrial loans	74,594	51,521	49,159
Consumer loans	858	975	1,351
Total originations	144,460	133,125	95,419
Purchase of one-to-four family mortgage loans	37,700	62,895	58,241
	182,160	196,020	153,660

Less:
Principal repayments, unadvanced funds and other, net	139,365	154,547	108,729
Loan charge-offs, net	79	668	376
Total deductions	139,444	155,215	109,105
Balance outstanding at end of year	$636,660	$593,944	$553,139

Commercial and Industrial Loans.  We offer commercial and industrial loan products and services that are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt.  We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans.  At December 31, 2013, our commercial and industrial loan portfolio consisted of 1,102 loans, totaling $135.6 million, or 21.3% of our total loans. Our commercial loan team includes nine commercial loan officers, five credit analysts and one portfolio manager.  We may hire additional commercial loan officers on an as needed basis.

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

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, which comprises approximately 4.9% of the total loan portfolio as of December 31, 2013. At December 31, 2013, our largest commercial and industrial loan relationship was $19.5 million to a private New England college. The loan relationship is secured by business assets and financial instruments.  The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years.  Among the $135.6 million we have in our commercial and industrial loan portfolio as of December 31, 2013, $67.3 million have adjustable interest rates and $68.3 million have fixed interest rates.  Whenever possible, we seek to originate adjustable rate commercial and industrial loans.  Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans.  We generally require the personal guarantee of the business owner.  Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties.  In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition.  At December 31, 2013, our commercial real estate loan portfolio consisted of 407 loans, totaling $264.5 million, or 41.5% of total loans.  Since 2009, commercial real estate loans have grown by $35.4 million, or 15.5%, from $229.1 million at December 31, 2009 to $264.5 million at December 31, 2013.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut.  Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.  We generally lend up to a loan-to-value ratio of 80% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio and will generally require a minimum debt coverage ratio of 1.15.  Our largest non-owner occupied commercial real estate loan relationship had an outstanding balance of $13.5 million at December 31, 2013, which is secured by a commercial property located in northern Connecticut.  The loans to this borrower are performing.

We also offer construction loans to finance the construction of commercial properties located in our primary market area.  At December 31, 2013, we had $21.9 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $1.5 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

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

Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates than residential real estate loans.  Please see “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.”  Commercial real estate loans generally have adjustable rates with repricing dates of five years or less; however, occasionally repricing dates may be as long as 10 years.  Whenever possible, we seek to originate adjustable rate commercial real estate loans.  Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans.

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

Even though substantially all residential real estate loan originations are referred to a third-party mortgage company, we still hold residential real estate loans in our loan portfolio.  The loans consist primarily of loans we purchased from the third-party mortgage company. During 2013, we purchased $37.7 million in residential mortgage loans from the third-party mortgage company within and contiguous to our market area.  While the long-term focus remains on commercial lending, we increased the residential portfolio during 2013 as a means of supplementing the commercial focus while diversifying our risk and deepening customer relationships.  At December 31, 2013, loans on one-to-four family residential properties, including home equity lines, accounted for $234.1 million, or 36.8% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default.  To date, we have not experienced difficulty with payments for these loans.  At December 31, 2013, our residential real estate included $14.6 million in adjustable rate loans, or 2.3% of our total loan portfolio, and $184.1 million in fixed rate loans, or 28.9% of our total loan portfolio.

Our home equity loans totaled $35.4 million, or 5.6% of total loans at December 31, 2013.  Home equity loans include $15.3 million in fixed rate loans, or 2.4% of total loans, and $20.1 million in adjustable rate loans, or 3.2% of total loans.  These loans may be originated in amounts up to 80% current loan to value (CLTV) of the appraised value of the property securing the loan.  The term to maturity on our home equity and home improvement loans may be up to 15 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve.  Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans.  At December 31, 2013, the consumer loan portfolio totaled $2.6 million, or 0.4% of total loans.  Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans.  In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  There was no repossessed collateral relating to consumer loans at December 31, 2013.  Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated.  All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  At December 31, 2013, 2012 and 2011, we had $2.6 million, $3.0 million, and $2.9 million, respectively, of nonaccrual loans.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $162,000, $406,000 and $287,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$712	$939	$670	$629	$784
Home equity	38	103	230	144	225
Commercial real estate	1,449	1,558	1,879	1,892	782
Total nonaccrual real estate loans	2,199	2,600	2,779	2,665	1,791
Other loans:
Commercial and industrial	386	409	154	539	3,675
Consumer	1	-	-	-	4
Total nonaccrual other loans	387	409	154	539	3,679
Total nonperforming loans	2,586	3,009	2,933	3,204	5,470
Foreclosed real estate, net	-	964	1,130	223	1,662
Total nonperforming assets	$2,586	$3,973	$4,063	$3,427	$7,132
Nonperforming loans to total loans	0.41%	0.51%	0.53%	0.63%	1.15%
Nonperforming assets to total assets	0.20	0.31	0.32	0.28	0.60

Allowance for Loan Losses.  The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$7,794	$7,764	$6,934	$7,645	$8,796

Charge-offs:
Residential	(80)	-	(2)	(36)	-
Commercial real estate	(20)	(195)	(175)	(7,536)	(50)
Home equity loans	-	(155)	-	-	(117)
Commercial and industrial	(208)	(391)	(442)	(2,129)	(4,910)
Consumer	(33)	(27)	(21)	(16)	(22)
Total charge-offs	(341)	(768)	(640)	(9,717)	(5,099)

Recoveries:
Residential	1	3	6	7	-
Commercial real estate	155	78	140	8	-
Home equity loans	-	2	3	4	6
Commercial and industrial	84	7	90	21	2
Consumer	22	10	25	43	40
Total recoveries	262	100	264	83	48

Net charge-offs	(79)	(668)	(376)	(9,634)	(5,051)

(Credit) provision for loan losses	(256)	698	1,206	8,923	3,900

Balance at end of year	$7,459	$7,794	$7,764	$6,934	$7,645

Total loans receivable (1)	$636,660	$593,944	$553,139	$508,584	$476,434

Average loans outstanding	$619,240	$573,642	$536,084	$482,215	$476,214

Allowance for loan losses as a
percent of total loans receivable	1.17%	1.31%	1.40%	1.36%	1.60%

Net loans charged-off as a percent
of average loans outstanding	0.01	0.12	0.07	2.00	1.06
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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2013			December 31, 2012			December 31, 2011
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$-	$1,707	$1,707	$57	$1,689	$1,746	$109	$1,422	$1,531
Commercial	82	3,467	3,549	377	3,029	3,406	449	3,055	3,504
Commercial and industrial	15	2,177	2,192	104	2,063	2,167	39	2,673	2,712
Consumer	-	13	13	-	13	13	-	17	17
Unallocated	-	(2)	(2)	-	462	462	-	-	-
Total	$97	$7,362	$7,459	$538	$7,256	$7,794	$597	$7,167	$7,764

	December 31, 2010			December 31, 2009
	Specific	General	Total	Specific	General	Total
	(In thousands)
Real estate mortgage:
Residential and home equity	$-	$877	$877	$-	$487	$487
Commercial	-	3,182	3,182	-	2,371	2,371
Commercial and industrial	19	2,830	2,849	875	3,873	4,748
Consumer	-	26	26	-	39	39
Total	$19	$6,915	$6,934	$875	$6,770	$7,645

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations.  There were no adjustments recommended during 2013.

For the year ended December 31, 2013, we provided a credit of $256,000 to the allowance for loan losses based on our evaluation of the items discussed above.  We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2013.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2013			December 31, 2012			December 31, 2011
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Residential and home equity	$1,707	$234,057	36.76%	$1,746	$219,697	36.99%	$1,531	$192,458	34.79%
Commercial	3,549	264,476	41.54	3,406	245,764	41.38	3,504	232,491	42.03
Commercial loans	2,192	135,555	21.29	2,167	126,052	21.22	2,712	125,739	22.73
Consumer loans	13	2,572	0.40	13	2,431	0.41	17	2,451	0.44
Unallocated	(2)	-	0.00	462	-	0.00	-	-	0.00
Total allowances for loan losses	$7,459	$636,660	100.00%	$7,794	$593,944	100.00%	$7,764	$553,139	100.00%

	December 31, 2010			December 31, 2009
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Real estate mortgage:
Residential and home equity	$877	$148,796	29.26%	$487	$99,054	20.79%
Commercial	3,182	221,578	43.57	2,371	229,061	48.08
Commercial loans	2,849	135,250	26.59	4,748	145,012	30.44
Consumer loans	26	2,960	0.58	39	3,307	0.69
Total allowances for loan losses	$6,934	$508,584	100.00%	$7,645	$476,434	100.00%

Potential Problem Loans.  We have no potential problem loans not reported as impaired at December 31, 2013.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale:	(In thousands)
Debt Securities:
Government sponsored enterprise obligations	$10,992	$10,700	$60,840	$62,060	$23,761	$24,752
State and municipal bonds	18,240	18,897	38,788	40,846	43,393	45,874
Corporate Bonds	26,716	27,389	50,782	52,337	-	-
Total debt securities	55,948	56,986	150,410	155,243	67,154	70,626

Mortgage-backed securities:
Government sponsored mortgage-backed securities	135,981	132,372	318,951	328,023	377,447	386,227
U.S. government guaranteed mortgage-backed securities	46,225	46,328	124,650	130,735	148,938	152,875
Private label residential mortgage-backed	-	-	-	-	2,068	1,567
Total mortgage-backed securities	182,206	178,700	443,601	458,758	528,453	540,669

Marketable equity securities:
Mutual funds	6,150	5,919	5,998	6,046	5,813	5,854
Common and preferred stock	1,309	1,599	1,310	1,460	393	388
Total marketable equity securities	7,459	7,518	7,308	7,506	6,206	6,242

Total available for sale securities	$245,613	$243,204	$601,319	$621,507	$601,813	$617,537

Held to maturity:
Debt Securities:
Government sponsored enterprise obligations	$43,405	$40,034	$-	$-	$-	$-
State and municipal bonds	7,351	7,011	-	-	-	-
Corporate Bonds	27,566	27,029	-	-	-	-
Total debt securities	78,322	74,074	-	-	-	-

Mortgage-backed securities:
Government sponsored mortgage-backed securities	176,986	170,167	-	-	-	-
U.S. government guaranteed mortgage-backed securities	39,705	38,314	-	-	-	-
Total mortgage-backed securities	216,691	208,481	-	-	-	-

Total held to maturity securities	$295,013	$282,555	$-	$-	$-	$-

Mortgage-Backed Securities.  The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2013			2012			2011
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total	Value	Cost	Total	Value	Cost	Total	Value
	(Dollars in thousands)
Available for sale:
Government sponsored residential mortgage-backed	$135,981	34.09%	$132,372	$318,951	71.90%	$328,023	$377,447	71.43%	$386,227
U.S. government guaranteed residential mortgage-backed	46,225	11.59	46,328	124,650	28.10	130,735	148,938	28.18	152,875
Private-label residential	-	-	-	-	-	-	2,068	0.39	1,567

Total available for sale	182,206	45.68	178,700	443,601	100.00	458,758	528,453	100.00	540,669

Held to maturity:
Government sponsored residential mortgage-backed	176,986	44.37	170,167	-	-	-	-	-	-
U.S. government guaranteed residential mortgage-backed	39,705	9.95	38,314	-	-	-	-	-	-

Total held to maturity	216,691	54.32	208,481	-	-	-	-	-	-

Total	$398,897	100.00%	$387,181	$443,601	100.00%	$458,758	$528,453	100.00%	$540,669

Securities Portfolio Maturities.  The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt Securities available for sale:
Government sponsored enterprise obligations	$-	-%	$6,492	0.94%	$4,500	1.56%	$-	-%	$10,992	$10,700	1.20%
State and municipal bonds	-	-	7,761	3.72	10,294	3.63	185	4.22	18,240	18,897	3.68
Corporate Bonds	-	-	20,280	3.01	6,436	3.99	-	-	26,716	27,389	3.25

Total debt securities available for sale	-	-	34,533	2.78	21,230	3.30	185	4.22	55,948	56,986	2.98

Mortgage-backed securities available for sale:
Government sponsored residential mortgage-backed	-	-	-	-	39,482	1.00	96,499	2.52	135,981	132,372	2.45
U.S. government guaranteed residential mortgage-backed	-	-	-	-	-	-	46,225	2.60	46,225	46,328	2.60

Total mortgage-backed securities available for sale	-	-	-	-	39,482	1.00	142,724	2.55	182,206	178,700	2.49

Total available for sale	$-	0.00%	$34,533	2.78%	$60,712	1.80%	$142,909	$2.55%	$238,154	$235,686	2.60%

Debt securities held to maturity:
U.S. Government and federal agency	$-	-%	$-	-%	$33,329	2.38%	$10,076	3.12%	$43,405	$40,034	2.55
State and municipal	-	-	570	0.83	1,300	3.02	5,481	3.18	7,351	7,011	2.97
Corporate Bonds	-	-	14,181	1.62	13,385	2.27	-	-	27,566	27,029	1.93

Total debt securities held to maturity	-	-	14,751	1.59	48,014	2.36	15,557	3.14	78,322	74,074	2.37%

Mortgage-backed securities held to maturity:
Government sponsored residential mortgage-backed	-	-	-	-	44,261	1.00	132,725	3.06	176,986	170,167	2.82
U.S. government guaranteed residential mortgage-backed	-	-	-	-	-	-	39,705	2.70	39,705	38,314	2.70

Total mortgage-backed securities held to maturity	-	-	-	-	44,261	1.00	172,430	2.98	216,691	208,481	2.80
Total held to maturity	$-	-%	$14,751	1.59%	$92,275	1.71%	$187,987	2.99%	$295,013	$282,555	2.69%

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

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, noninterest-bearing demand accounts, money market accounts and time deposits. We have expanded the types of deposit products that we offer to include jumbo certificates of deposit, tiered money market accounts and customer repurchase agreements to complement our increased emphasis on attracting commercial banking relationships.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition.  Our deposits are primarily obtained from areas surrounding our offices.  We rely primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds.  Core deposits (defined as regular accounts, money market accounts, and interest-bearing and noninterest-bearing demand accounts) represented 58.2% of total deposits on December 31, 2013 and 56.7% on December 31, 2012.  At December 31, 2013 and December 31, 2012, time deposits with remaining terms to maturity of less than one year amounted to $212.9 million and $172.1 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2013, 2012 and 2011.

Deposit Distribution and Weighted Average Rates.  The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December, 31
	2013			2012			2011
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$145,040	17.75%	-%	$114,388	15.18%	-%	$100,157	13.66%	-%
Interest-bearing checking accounts	44,924	5.50	0.27	52,595	6.98	0.30	71,470	9.75	0.66
Regular accounts	81,244	9.94	0.10	92,188	12.24	0.17	98,628	13.46	0.31
Money market accounts	204,469	25.02	0.38	168,195	22.32	0.38	146,935	20.05	0.61
Total non-certificated accounts	475,677	58.21	0.21	427,366	56.72	0.22	417,190	56.92	0.40

Time certificates of deposit:
Due within the year	212,901	26.06	1.18	172,065	22.84	1.12	150,397	20.52	1.05
Over 1 year through 3 years	104,527	12.79	1.45	137,200	18.21	1.88	132,444	18.07	2.12
Over 3 years	24,007	2.94	1.41	16,782	2.23	1.66	32,927	4.49	2.07
Total certificated accounts	341,435	41.79	1.28	326,047	43.28	1.46	315,768	43.08	1.60

Total	$817,112	100.00%	0.66%	$753,413	100.00%	0.76%	$732,958	100.00%	0.92%

Certificate of Deposit Maturities. At December 31, 2013, we had $139.6 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$31,692	1.04%
Over 3 months through 6 months	14,894	1.30
Over 6 months through 12 months	40,079	1.16
Over 12 months	52,937	1.57
Total	$139,602	1.30%

Certificate of Deposit Balances by Rates.  The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2013
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

1.00% and under	$139,950	$27,629	$9,537	$2,704	$179,820	52.67%
1.01% to 2.00%	31,365	25,418	24,388	21,303	102,474	30.01
2.01% to 3.00%	41,575	17,143	272	-	58,990	17.28
3.01% to 4.00%	11	140	-	-	151	0.04
4.01% and over	-	-	-	-	-	-
Total	$212,901	$70,330	$34,197	$24,007	$341,435	100.00%

Short-term borrowings and long-term debt.  We also use short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.  Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $20.0 million at December 31, 2013 and $41.7 million at December 31, 2012.  Our repurchase agreements are with commercial customers.  These agreements are linked to customers’ checking accounts.  Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds.  At December 31, 2013 and 2012, such repurchase agreement borrowings totaled $28.2 million and $24.2 million, respectively.  In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2013, we had no advances outstanding under this line.  There was a $4.0 advance outstanding under this line at December 31, 2012.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2013, we had $232.7 million in long-term debt with the FHLBB, $10.0 million in a security sold under repurchase agreement with an approved broker-dealer and $5.6 million in long-term customer repurchase agreements.  This compares to $220.1 million in FHLBB advances and $53.3 million in securities sold under repurchase agreements with an approved broker-dealer and $5.5 million in long-term customer repurchase agreements at December 31, 2012.  At December 31, 2013, a security sold under a repurchase agreement of $10.0 million was executed with a weighted average interest rate of 2.7% and a final maturity of $10.0 million in the year 2018. The security sold under an agreement to repurchase is callable at the issuer’s option beginning in the year 2014.

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

In July 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the OCC and the Federal Deposit Insurance Corporation (“FDIC”) approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to holding companies and their depository institution subsidiaries, including Westfield Financial and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules are effective for Westfield Financial on January 1, 2015, subject to phase-in periods for certain components and other provisions.

In December 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.  The Volcker Rule restricts the ability of banking entities, such as Westfield Financial, to engage in proprietary trading or to own, sponsor or have certain relationships with hedge funds or private equity funds—so-called “Covered Funds.”  The final rule definition of Covered Fund includes certain investments such as collateralized debt obligation (“CDO”) securities. Compliance is generally required by July 21, 2015.

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

Regulation of Savings and Loan Holding Companies.  In general, the HOLA limits the business of savings and loan holding companies to that permitted for financial holding companies under the Bank Holding Company Act of 1956, as amended.  Permissible businesses includes banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto, as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

Dividends. The principal source of Westfield Financial’s liquidity is dividends from the Bank. The OCC imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends.  The prior approval of the OCC is required if the total of all distributions, including the proposed distribution, declared by a federal savings association in any calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than well capitalized.  In addition, section 10(f) of the HOLA requires a subsidiary savings association of a saving and loan holding company, such as Bank, to file a notice with the Federal Reserve prior to declaring certain types of dividends. At December 31, 2013, there were no retained earnings available for the payment of dividends by the Bank to Westfield Financial without the prior approval of the OCC. The Bank paid Westfield Financial $27.0 million in dividends during the year ended December 31, 2013.

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

Capital.  Prior to the enactment of the Dodd-Frank Act, savings and loan holding companies were not subject to regulatory capital requirements.  Pursuant to the Dodd-Frank Act, Westfield Financial, as a savings and loan holding company, will be subject to capital requirements to the New Capital Rules.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, [including Westfield Financial,] the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to Westfield Financial will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of Westfield Financial’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in a holding company’s Tier 1 capital. However, depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 are permitted to continue to count as Tier 1 capital trust preferred securities issued before May 19, 2010.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

We believe that Westfield Financial will be able to comply with the targeted capital ratios upon implementation of the New Capital Rules.

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

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2013, we were in compliance with these limitations on loans to one borrower.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure within a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a national bank charter. The Bank met the QTL test in each of the prior 12 months and, therefore, is a “qualified thrift lender.”

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

Tangible capital is defined, generally, as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that would qualify as core capital, and minority interests in equity accounts of fully consolidated subsidiaries, less deductions such as certain intangible assets.  Core capital (or Tier 1 capital) is defined similarly to tangible capital.  Supplementary capital (or Tier 2 capital) includes elements such as cumulative perpetual preferred and other perpetual preferred stock, mandatory convertible subordinated debt securities, perpetual subordinated debt, and the allowance for loan and lease losses (“ALLL”).  In addition, up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values may be included in Tier 2 capital.  The ALLL includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.  At December 31, 2013, the Bank exceeded each of the applicable regulatory capital requirements.

As with Westfield Financial, the Bank will be subject to the New Capital Rules on the same phase-in schedule.  We believe that the Bank similarly will be able to comply with the targeted capital ratios upon implementation of the New Capital Rules.

Liquidity.  The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment.  The Bank has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Westfield Financial. The Bank’s latest CRA rating was “outstanding.”

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective January 10, 2014.

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

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The federal banking agencies are required to take prompt corrective action (“PCA”) with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action.  As of December 31, 2013, the most recent notification from the OCC categorized the Bank as “well capitalized” under the PCA framework.

The New Capital Rules revise the PCA regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

The Bank’s FDIC deposit insurance assessment expenses totaled $655,000, $611,000 and $683,000, for the years ended December 31, 2013, 2012, and 2011, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB.  While the required percentages of stock ownership are subject to change by the FHLBB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2013 of $15.4 million.  Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which in turn could affect our net income and shareholders’ equity.

Federal Reserve System.  Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $13.3 million, which are exempt. Transaction accounts greater than $13.3 million up to $89.0 million have a reserve requirement of 3%, and those greater than $89.0 million have a reserve requirement of $2.27 million plus 10% of the amount over $89.0 million. The Federal Reserve Board generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

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

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve Board, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.  At the 2012 Annual Meeting of Shareholders, Westfield Financial’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Westfield Financial annually. In light of the results, the Board of Directors determined to hold the vote annually.

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

Available Information

We maintain a website at www.westfieldbank.com. The website contains information about us and our operations.  Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the SEC's public reference room by calling the SEC at 1-800-SEC-0330.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. The information found on our website or the website of the SEC is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.  As of December 31, 2013, the fair value of our securities portfolio was approximately $525.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment (“OTTI”) in future periods and result in realized losses.

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

The Dodd-Frank Act created the CFBP as an independent bureau of the Federal Reserve Board, which began operations on July 21, 2011.  The Bureau has broad authority to write regulations regarding consumer financial products and services, and certain examination and enforcement powers. We will have to devote resources to evaluating any regulations proposed by the Bureau and to complying with any such regulations after they are finalized.

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

We currently conduct our business through our 11 banking offices and 12 off-site ATMs.  The following table sets forth certain information regarding our properties as of December 31, 2013.  We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St., Westfield, MA	Owned	1964	N/A

Loan Center:
136 Elm St., Westfield, MA	Leased	2011	2015

Branch Offices:
206 Park St., West Springfield, MA	Owned	1957	N/A

655 Main St., Agawam, MA	Owned	1968	N/A

26 Arnold St., Westfield, MA	Owned	1976	N/A

300 Southampton Rd., Westfield, MA	Owned	1987	N/A

462 College Highway, Southwick, MA	Owned	1990	N/A

382 North Main St., E. Longmeadow, MA	Leased	1997	2017

1500 Main St., Springfield, MA	Leased	2006	2016

1642 Northampton St., Holyoke, MA	Owned	2001	N/A

560 East Main St., Westfield, MA	Leased	2007	2046

237 South Westfield St., Feeding Hills, MA	Leased	2009	2038

10 Hartford Avenue, Granby, CT	Leased	2013	2018

ATMs:
98 Lower Westfield Road, Holyoke, MA	Leased	2010	2020

516 Carew St., Springfield, MA	Tenant at will	2002	N/A

1000 State St., Springfield, MA	Tenant at will	2003	N/A

214 College Highway, Southwick, MA	Leased	2010	2015

1342 Liberty St., Springfield, MA	Owned	2001	N/A

788 Memorial Ave., West Springfield, MA	Leased	2006	2016

2620 Westfield St., West Springfield, MA	Leased	2006	2020

98 Southwick Rd., Westfield, MA	Leased	2006	2021

115 West Silver St., Westfield, MA	Tenant at will	2005	N/A

Westfield State University
577 Western Avenue, Westfield, MA
Woodward Center	Leased	2010	2015
Wilson Hall	Leased	2010	2015
Ely Hall	Leased	2010	2015

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is currently listed on The NASDAQ Stock Market under the symbol “WFD.”  Prior to August 21, 2007, we were listed on the American Stock Exchange.  At December 31, 2013, there were 20,140,669 shares of common stock issued and outstanding, and there were approximately 2,183 shareholders of record.

The table below shows the high and low sales prices during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2013	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2013	7.55	6.94	0.06
Third Quarter ended September 30, 2013	7.50	6.50	0.06
Second Quarter ended June 30, 2013	8.07	6.91	0.11 *
First Quarter ended March 31, 2013	7.94	7.05	0.06

*Includes a special cash dividend of $0.05 in addition to the regular quarterly cash dividend.

	Price Per Share		Cash Dividends Declared
2012	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2012	7.57	6.45	0.16	*
Third Quarter ended September 30, 2012	7.83	7.09	0.06
Second Quarter ended June 30, 2012	8.20	6.94	0.16	*
First Quarter ended March 31, 2012	8.71	7.35	0.06

*Includes a special cash dividend of $0.10 in addition to the regular quarterly cash dividend.

Dividend Policy

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2013	90,902	(2)	7.49	89,825	938,261	(1)
November 1 - 30, 2013	227,934		7.33	227,934	710,327
December 1 - 31, 2013	276,640	(3)	7.43	276,373	433,954
Total	595,476		7.40	594,132	433,954

(1)
On September 17, 2013, the Board of Directors authorized the commencement of a stock repurchase program under which the Company may purchase up to 1,037,000 shares, or 5% of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases.  As of December 31, 2013, there were 433,954 shares remaining to be purchased under the new repurchase program.

(2)
Number includes repurchase of 1,077 shares from certain executives as payment of their tax obligations for shares of restricted stock that vested onOctober 21, 2013, under our 2007 Recognition and Retention Plan. These repurchases were reported by each reporting person on October 24, 2013.

(3)
Number includes open-market repurchase of 276,373 shares with an average price of $7.43 and 267 shares with an average price of $7.23. These shares were repurchased for forfeited ESOP shares to offset our ESOP annual contribution.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2008 to December 31, 2013, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the NASDAQ Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Westfield Financial, Inc., The Russell 2000 Index and the
NASDAQ Bank Index

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Westfield Financial, Inc.	100.00	84.60	100.87	85.96	89.60	96.18
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements.  The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,276,841	$1,301,462	$1,263,264	$1,239,489	$1,191,410
Loans, net (1)	629,968	587,124	546,392	502,392	469,149
Securities available for sale	243,204	621,507	617,537	642,467	317,638
Securities held to maturity (2)	295,013	-	-	-	295,011
Deposits	817,112	753,413	732,958	700,335	647,975
Short-term borrowings	48,197	69,934	52,985	62,937	74,499
Long-term debt	248,377	278,861	247,320	238,151	213,845
Total shareholders’ equity	154,144	189,187	218,988	221,245	247,299
Allowance for loan losses	7,459	7,794	7,764	6,934	7,645
Nonperforming loans	2,586	3,009	2,933	3,204	5,470

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$41,031	$43,104	$45,005	$46,147	$52,530
Interest expense	10,290	12,663	14,467	16,765	20,022
Net interest and dividend income	30,741	30,441	30,538	29,382	32,508
Provision for loan losses	(256)	698	1,206	8,923	3,900
Net interest and dividend income after provision for loan losses	30,997	29,743	29,332	20,459	28,608
Total noninterest income	4,272	5,990	3,806	7,390	3,218
Total noninterest expense	26,642	27,223	25,958	24,809	25,100
Income before income taxes	8,627	8,510	7,180	3,040	6,726
Income taxes	1,871	2,256	1,306	34	1,267
Net income	$6,756	$6,254	$5,874	$3,006	$5,459

Basic earnings per share	$0.34	$0.26	$0.22	$0.11	$0.19
Diluted earnings per share	$0.34	$0.26	$0.22	$0.11	$0.18

Dividends per share paid	$0.29	$0.44	$0.54	$0.52	$0.50

(1)	Loans are shown net of deferred loan fees and costs, unearned premiums, allowance for loan losses and unadvanced loan funds.
(2)	In August 2010, we transferred all of our held-to-maturity securities to the available-for-sale category. We determined that we no longer had the positive intent to hold our securities classified as held-to-maturity for an indefinite period of time because of our desire to have more flexibility in managing the investment portfolio. The securities transferred had a total amortized cost of $287.1 million, fair value of $299.7 million and a net unrealized gain of $12.6 million which was recorded as other comprehensive income at the time of transfer.
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

	At or for the Years Ended December 31,
	2013	2012	2011	2010	2009

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
Return on average assets	0.53%	0.48%	0.47%	0.25%	0.47%
Return on average equity	4.04	2.97	2.65	1.25	2.12
Average equity to average assets	13.02	16.17	17.79	19.63	22.16
Equity to total assets at end of year	12.07	14.54	17.34	17.85	20.76
Interest rate spread	2.39	2.24	2.34	2.22	2.41
Net interest margin (2)	2.58	2.53	2.67	2.64	3.04
Average interest-earning assets to average interest-earning liabilities	122.92	126.80	127.30	128.51	134.62
Total noninterest expense to average assets	2.07	2.09	2.08	2.03	2.16
Efficiency ratio (3)	76.79	78.81	76.22	75.53	68.49
Dividend payout ratio	0.85	1.69	2.45	4.73	2.78
Regulatory Capital Ratios:
Total risk-based capital	21.18	25.41	31.60	34.05	38.07
Tier 1 risk-based capital	20.21	24.33	30.46	33.03	36.94
Tier 1 leverage capital	12.28	13.91	16.76	18.07	20.92
Asset Quality Ratios:
Nonperforming loans to total loans	0.41	0.51	0.53	0.63	1.15
Nonperforming assets to total assets	0.20	0.31	0.32	0.28	0.60
Allowance for loan losses to total loans	1.17	1.31	1.40	1.36	1.60
Allowance for loan losses to nonperforming assets	2.88	1.96	1.91	2.02	1.07
Number of:
Banking offices	11	11	11	11	11
Full-time equivalent employees	191	199	180	180	168

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending while decreasing our securities portfolio.  Our strategy also calls for increasing deposit relationships and broadening our product lines and services.  We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service.  In connection with our overall growth strategy, we seek to:

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

You should read the following financial results for the year ended December 31, 2013 in the context of this strategy.

●
Net income was $6.8 million, or $0.34 per diluted share, for the year ended December 31, 2013, compared to $6.3 million, or $0.26 per diluted share, for the same period in 2012.  The results for the year ended December 31, 2013 showed a decrease in the provision for loan losses as well as a decrease in noninterest expense compared to the same period in 2012; however, these were partially offset by a decrease in noninterest income due to loss on prepayment of borrowings.

●
We had a credit provision for loan losses of $256,000 for the year ended December 31, 2013, compared to provision expense of $698,000 for the same period in 2012.  The credit for loan losses for the year ended December 31, 2013 is the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.  The allowance was $7.5 million for December 31, 2013 and $7.8 million for December 31, 2012, or 1.17% and 1.31% of total loans, respectively.

●
Noninterest expense decreased $587,000 to $26.6 million at December 31, 2013, compared to $27.2 million at December 31, 2012.  The decrease in noninterest expense for the year ended December 31, 2013 was primarily due to a decrease in salaries and benefits of $1.1 million resulting from the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.

●
Noninterest income decreased $1.7 million to $4.3 million for the year ended December 31, 2013, compared to $6.0 million for the same period in 2012.  The net gains on the sale of securities of $3.1 million for the year ended December 31, 2013 were completely offset by $3.4 million in prepayment expense incurred on the prepayment of $43.3 million in repurchase agreements, while in 2012, the $1.0 million prepayment expense incurred on the prepayment of $28.0 million in repurchase agreements was offset by $2.9 million in net gains on sales of securities.

General.  Our consolidated results of operations depend primarily on net interest and dividend income.  Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities.  Interest-earning assets consist primarily of securities, commercial real estate loans, commercial and industrial loans and residential real estate loans.  Interest-bearing liabilities consist primarily of certificates of deposit and money market account, demand deposit accounts and savings account deposits, borrowings from the FHLBB and securities sold under repurchase agreements.  The consolidated results of operations also depend on the provision for loan losses, noninterest income, and noninterest expense.  Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.  Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2013, 2012 and 2011 and reflects the average yield on assets and average cost of liabilities for the years indicated.  The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown.  Average balances were derived from actual daily balances over the years indicated.  Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	For the Years Ended December 31,
	2013			2012			2011
	Average		Avg Yield/	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$604,732	$25,558	4.23%	$573,642	$25,762	4.49%	$536,084	$25,485	4.75%
Securities(2)	584,029	16,027	2.74	638,467	18,110	2.84	619,704	20,376	3.29
Other investments - at cost	17,258	93	0.54	15,287	94	0.61	14,034	61	0.43
Short-term investments(3)	9,790	9	0.09	11,074	8	0.07	7,503	1	0.01
Total interest-earning assets	1,215,809	41,687	3.43	1,238,470	43,974	3.55	1,177,325	45,923	3.90
Total noninterest-earning assets	69,753			64,629			70,133

Total assets	$1,285,562			$1,303,099			$1,247,458

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Checking accounts	$46,982	134	0.29	$61,277	266	0.43	$85,094	762	0.90
Savings accounts	87,535	119	0.14	95,129	186	0.20	104,112	515	0.49
Money market accounts	196,265	763	0.39	170,171	807	0.47	99,319	619	0.62
Time certificates of deposit	330,510	4,509	1.36	318,000	4,883	1.54	332,327	5,693	1.71
Total interest-bearing deposits	661,292	5,525		644,577	6,142		620,852	7,589
Short-term borrowings and long-term debt	327,783	4,765	1.45	332,129	6,521	1.96	303,909	6,878	2.26
Interest-bearing liabilities	989,075	10,290	1.04	976,706	12,663	1.30	924,761	14,467	1.56
Noninterest-bearing deposits	118,749			104,454			91,024
Other noninterest-bearing liabilities	10,373			11,179			9,754
Total noninterest-bearing liabilities	129,122			115,633			100,778

Total liabilities	1,118,197			1,092,339			1,025,539
Total equity	167,365			210,760			221,919
Total liabilities and equity	$1,285,562			$1,303,099			$1,247,458
Less: Tax-equivalent adjustment(2)		(656)			(870)			(918)
Net interest and dividend income		$30,741			$30,441			$30,538
Net interest rate spread(4)			2.39%			2.24%			2.34%
Net interest margin(5)			2.58%			2.53%			2.67%
Average interest-earning assets
to average interest-bearing liabilities			122.92			126.80			127.30
__________________________________________
(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.
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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,393	$(1,597)	$(204)	$1,785	$(1,508)	$277
Securities (1)	(1,536)	(547)	(2,083)	617	(2,883)	(2,266)
Other investments - at cost	12	(13)	(1)	5	28	33
Short-term investments	(1)	2	1	-	7	7
Total interest-earning assets	(132)	(2,155)	(2,287)	2,407	(4,356)	(1,949)

Interest-bearing liabilities
Checking accounts	(62)	(70)	(132)	(213)	(283)	(496)
Savings accounts	(13)	(54)	(67)	(44)	(285)	(329)
Money market accounts	119	(163)	(44)	442	(254)	188
Time deposits	200	(574)	(374)	(245)	(565)	(810)
Short-term borrowing and long-time debt	(90)	(1,666)	(1,756)	639	(996)	(357)
Total interest-bearing liabilities	154	(2,527)	(2,373)	579	(2,383)	(1,804)
Change in net interest and dividend income	$(286)	$372	$86	$1,828	$(1,973)	$(145)
______________________
(1)
Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%.
The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets decreased $24.6 million to $1.3 billion at December 31, 2013.  Net loans increased by $42.9 million to $630.0 million at December 31, 2013 from $587.1 million at December 31, 2012.  Cash and cash equivalents decreased $7.9 million to $19.7 million at December 31, 2013 from $11.8 million at December 31, 2012, as funds were reinvested into the loan portfolio.

Securities decreased $82.0 million to $553.8 million at December 31, 2013 from $635.8 million at December 31, 2012.  During the second quarter of 2013, securities with an amortized cost of $172.1 million were reclassified from available-for-sale to held-to-maturity.  In addition, during the third quarter of 2013, securities with an amortized cost of $132.8 million were reclassified from available-for-sale to held-to-maturity.  The transfers of securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in accumulated other comprehensive loss and in the carrying value of the held-to-maturity securities. Such amounts will be amortized from comprehensive income over the remaining life of the securities.

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

The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $395.4 million at December 31, 2013 and $458.8 million at December 31, 2012, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association.  There were no privately issued mortgage-backed securities in the portfolio at December 31, 2013 and 2012.

Corporate bonds totaled $55.0 million and $52.3 million at December 31, 2013 and 2012, respectively.  We began investing in investment grade corporate bonds during the second quarter of 2012 as a means of diversifying our securities portfolio while also increasing the average yield on the portfolio.  Debt securities issued by government-sponsored enterprises were $54.1 million at December 31, 2013 and $62.1 million at December 31, 2012.  Securities issued by government-sponsored enterprises include bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  We also invest in municipal bonds primarily issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured.  Municipal bonds were $26.2 million at December 31, 2013 and $40.8 million at December 31, 2012.  In addition, we have investments in FHLBB stock, common stock and mutual funds that invest only in securities allowed by the OCC.

As of September 30, 2013, we entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. The swap contracts have start dates ranging from the fourth quarter 2013 to the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability.  On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps are expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio.  This is consistent with our objective to reduce total volatility in tangible book value and AOCI.

Net loans increased by $42.9 million to $630.0 million at December 31, 2013 from $587.1 million at December 31, 2012.  The increase in net loans was primarily the result of increases in commercial real estate and residential real estate loans.  Commercial real estate loans increased $18.7 million to $264.5 million at December 31, 2013 from $245.8 million at December 31, 2012.  Non-owner occupied commercial real estate loans totaled $151.9 million at December 31, 2013 and $132.8 million at December 31, 2012, while owner occupied commercial real estate loans totaled $112.5 million at December 31, 2013 and $113.0 million at December 31, 2012.  The growth in commercial real estate loans was due to increased loan originations.

Residential real estate loans increased $14.4 million to $234.1 million at December 31, 2013 from $219.7 million at December 31, 2012.  Through our long standing relationship with a third-party mortgage company, we originated and purchased a total of $37.7 million in residential loans within and contiguous to our market area as a means of diversifying our loan portfolio and improving net interest income.

Commercial and industrial loans increased $9.5 million to $135.6 million at December 31, 2013 from $126.1 million at December 31, 2012.  The growth in commercial and industrial loans was the result of customers increasing balances on their lines of credit and new loan originations partially offset by normal loan payments and payoffs.

Total deposits increased $63.7 million to $817.1 million at December 31, 2013, compared to $753.4 million at December 31, 2012.  Money market accounts increased $36.3 million to $204.5 million at December 31, 2013 from $168.2 million at December 31, 2012.  Checking account balances increased $23.0 million to $190.0 million at December 31, 2013 from $167.0 million at December 31, 2012.  Time deposits increased $15.4 million to $341.4 million at December 31, 2013 from $326.0 million at December 31, 2012.  These increases were offset by a decrease in regular savings accounts, which decreased $11.0 million to $81.2 million at December 31, 2013 from $92.2 million at December 31, 2012.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At December 31, 2013, we had $232.7 million in long-term debt with the FHLBB, $10.0 million in securities sold under repurchase agreements and $5.6 million in customer repurchase agreements.  This compares to $220.1 million in FHLBB advances, $53.3 million in securities sold under repurchase agreements and $5.5 million in customer repurchase agreements at December 31, 2012.  The decrease in securities sold under repurchase agreements in 2013 was due to the prepayment of $43.3 million, on which we incurred a prepayment expense of $3.4 million.  The repurchase agreements had a weighted average cost of 2.99% and the prepayment will decrease the cost of funds which will help increase the net interest margin.  Long-term FHLBB advances increased $12.6 million for the year ended December 31, 2013 to $232.7 million because current interest rates permit us to earn a more advantageous spread by borrowing low-cost long-term funds and reinvesting in loans and securities.

Short-term borrowings decreased $21.7 million to $48.2 million at December 31, 2013 from $69.9 million at December 31, 2012.  Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $20.0 million and $41.7 million at December 31, 2013 and 2012, respectively.  Customer repurchase agreements increased $4.0 million to $28.2 million at December 31, 2013 from $24.2 million at December 31, 2012.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  At December 31, 2013 and 2012, all of our customer repurchase agreements were held by commercial customers.  In addition, we had $4.0 million outstanding on our overnight line of credit with BBN at December 31, 2012.  We had no outstanding BBN advances at December 31, 2013.

Shareholders’ equity was $154.1 million and $189.2 million, which represented 12.1% and 14.5% of total assets at December 31, 2013 and December 31, 2012, respectively.  The decrease in shareholders’ equity reflects the repurchase of 2.7 million shares of our common stock at a cost of $20.4 million pursuant to our stock repurchase program, a decrease in other comprehensive income of $13.7 million primarily due to the change in market value of securities, the payment of regular and special dividends amounting to $5.9 million and a tender offer to repurchase outstanding options amounting to $2.7 million.  This was partially offset by net income of $6.8 million for the year ended December 31, 2013 and an increase of $852,000 related to the recognition of share-based compensation.

Comparison of Operating Results for Years Ended December 31, 2013 and 2012

General.  Net income for the year ended December 31, 2013 was $6.8 million, or $0.34 per diluted share, compared to $6.3 million, or $0.26 per diluted share, for the same period in 2012.

Interest and Dividend Income. Total interest and dividend income decreased $2.1 million to $41.0 million for the year ended December 31, 2013, compared to $43.1 million for the same period in 2012.

The decrease in interest income was primarily the result of a decrease in the average yield on interest-earning assets and a decrease in the average balance of interest-earning assets for the year ended December 31, 2013.  The average yield on interest-earning assets, on a tax-equivalent basis, decreased 12 basis points to 3.43% for the year ended December 31, 2013 from 3.55% for the same period in 2012, while the balance of interest-earning assets decreased $22.7 million to $1.2 billion at December 31, 2013.  At December 31, 2013, the average balance of securities decreased $54.4 million to $584.0 million, while the average balance of loans increased $31.1 million to $604.7 million.  In executing our strategy to improve the balance sheet mix by decreasing securities while increasing loans, a timing difference occurred between decreasing the securities portfolio in the third quarter 2013 and growing commercial loans, which primarily occurred at the end of the fourth quarter 2013.  As a result, the average balance of loans was $604.7 million for the year ended December 31, 2013, yet the ending balance was $637.4 million at December 31, 2013.

Interest income on securities decreased $1.9 million to $15.5 million for the year ended December 31, 2013 from $17.4 million for the year ended December 31, 2012.  The tax-equivalent yield on securities decreased 10 basis points from 2.84% for the year 2012 to 2.74% for the same period in 2013.  The decrease in interest income and tax-equivalent yield on securities for the year ended December 31, 2013 was due to the execution of our strategy to improve the balance sheet mix by reinvesting cash flows from securities sales and pay downs into loans.

The decrease in the average balance of securities was partially offset by an increase in the average balance of loans for the year ended December 31, 2013.  The average balance of loans increased $31.1 million to $604.7 million from $573.6 million for the year ended December 31, 2013.  Interest income on loans decreased $195,000 to $25.6 million for the year ended December 31, 2013 from $25.8 million for the year ended December 31, 2012.  The tax-equivalent yield on loans decreased 26 basis points from 4.49% for the year 2012 to 4.23% for the same period in 2013.  The tax-equivalent yield on loans decreased because a timing difference occurred between decreasing the securities portfolio in the third quarter 2013 and growing commercial loans, which primarily occurred at the end of the fourth quarter 2013 in a lower rate environment.

 Interest Expense.  Interest expense for the year ended December 31, 2013 decreased $2.4 million to $10.3 million from 2012.  This was attributable to a decrease in the average cost of interest-bearing liabilities of 26 basis points to 1.04% for the year ended December 31, 2013 from 1.30% in 2012.  The decrease in the cost of interest-bearing liabilities was due to decreases in rates on short and long-term borrowings, time deposits, checking accounts and savings and money market accounts.  During 2013, we also prepaid repurchase agreements in the amount of $43.3 million and incurred a prepayment expense of $3.4 million.  The repurchase agreements had a weighted average cost of 2.99%.  During the last week of 2012, we prepaid repurchase agreements in the amount of $28.0 million and incurred a prepayment expense of $1.0 million.  The repurchase agreements had a weighted average cost of 3.06%.  The prepayments decreased the cost of funds and improved the net interest margin for the year ended December 31, 2013.

Net Interest and Dividend Income.  Net interest and dividend income increased $300,000 to $30.7 million for the year ended December 31, 2013 as compared to $30.4 million for same period in 2012.  The net interest margin, on a tax-equivalent basis, was 2.58% and 2.53% for the years ended December 31, 2013 and 2012, respectively.  The increase in the net interest margin was due to the cost of interest-bearing liabilities decreasing 26 basis points, while the yield on average interest-bearing assets decreased 12 basis points, both occurring because of the low interest rate environment.

Provision (Credit) for Loan Losses.  The provision (credit) for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

The amount of the credit provision for loan losses during the year ended December 31, 2013 was based upon the changes that occurred in the loan portfolio during that same period.  The changes in the loan portfolio, described in detail below, include increases in the balances of commercial real estate loans, commercial and industrial loans and residential real estate loans as well as the continuous improvement of the overall risk profile of the commercial loan portfolio.  After evaluating these factors, we recorded a credit provision for loan losses of $256,000 for the year ended December 31, 2013, compared to $698,000 in provision expense for the same period in 2012.  The allowance was $7.5 million at December 31, 2013 and $7.8 million at December 31, 2012, respectively.  The allowance for loan losses as a percentage of total loans was 1.17% and 1.31% at December 31, 2013 and 2012, respectively.

Commercial real estate loans increased $18.7 million to $264.5 million at December 31, 2013 from $245.8 million at December 31, 2012.  Commercial and industrial loans increased $9.5 million to $135.6 million at December 31, 2013 from $126.1 million at December 31, 2012.  Residential real estate loans increased $14.4 million to $234.1 million at December 31, 2013.  We consider residential real estate loans to contain less credit risk and market risk than commercial real estate and commercial and industrial loans.

While the loan portfolio increased by $42.9 million to $630.0 million at December 31, 2013 from $587.1 million at December 31, 2012, the portfolio also experienced an overall positive change in its risk profile throughout the year ended December 31, 2013.  Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $441,000 to $97,000 at December 31, 2013 from $538,000 at December 31, 2012.

For the year ended December 31, 2013, we recorded net charge-offs of $79,000 compared to net charge-offs of $668,000 for the year ended December 31, 2012.  The year ended December 31, 2013 net charge off was composed of charge-offs of $340,000 partially offset by recoveries of $261,000.  The 2012 period was composed of charge-offs of $768,000 partially offset by recoveries of $100,000.

 Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income.  Noninterest income decreased $1.7 million to $4.3 million for the year ended December 31, 2013 compared to $6.0 million for the same period in 2012.

The primary reason for the decrease in noninterest income was due to the net gains on the sales of securities being completely offset by prepayment expenses during the year ended December 31, 2013, whereas the 2012 period showed a net overall gain of $1.9 million in sales of securities after prepayment expenses.  The net gains for the years ended December 31, 2013 and 2012 were primarily the result of management selling mortgage-backed securities that were expected to prepay rapidly and decrease the expected yield.

During 2013, we also prepaid repurchase agreements in the amount of $43.3 million and incurred a prepayment expense of $3.4 million.  The repurchase agreements had a weighted average cost of 2.99%.  During the last week of 2012, we prepaid repurchase agreements in the amount of $28.0 million and incurred a prepayment expense of $1.0 million.  The repurchase agreements had a weighted average cost of 3.06%.  The prepayments decreased the cost of funds and improved the net interest margin for the year ended December 31, 2013.  In addition, during the year ended December 31, 2013, we recorded gains on the proceeds of BOLI death benefits of $563,000, as compared to $80,000 in the comparable 2012 period.

Service charges and fees decreased $177,000 to $2.4 million for the year ended December 31, 2013 from $2.6 million for the year ended December 31, 2012.  The year ended included $156,000 related to a written risk participation agreement (“RPA”) with another financial institution.  The RPA is the result of a contract with another financial institution, as a guarantor, to share credit risk associated with an interest rate swap.  As such, we accept a portion of the credit risk in exchange for a one-time fee. Our risks and responsibilities as guarantor are further discussed in Note 14, Commitments and Contingencies.  Fees from the third-party mortgage company decreased $143,000 to $116,000 for the year ended December 31, 2013.  In addition, fees collected from card-based transactions increased $158,000 for the year ended December 31, 2013, which reflects an increase in customer debit card and automated teller machine transactions.

Noninterest Expense.  Noninterest expense decreased $581,000 to $26.6 million for the year ended December 31, 2013, from $27.2 million for the same period in 2012.  The decrease in noninterest expense for the year ended December 31, 2013 was due to a decrease in salaries and benefits of $1.1 million mainly the result of the completion of vesting of certain stock-based compensation during the fourth quarter of 2012.  Expenses associated with other real estate owned (“OREO”) decreased $215,000 for the year ended December 31, 2013 as the 2012 period included a write-down of $167,000 on a foreclosed property.  Data processing fees increased $234,000 due to increased use of technology in customer delivery channels and general bank operations.  Professional fees increased $161,000 to $2.0 million for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012.  This was primarily due to an increase in ongoing consulting services regarding best practices for the year ended December 31, 2013.

Stock Option Tender Offer.  During 2013, we completed a cash tender offer for certain out-of-the-money stock options that were granted prior to January 1, 2013 and held by current and former employees, officers, and directors of Westfield Financial, Inc., provided that such stock options had not expired or terminated prior to the expiration of the offering period. The cash purchase price paid in exchange for the cancellation of eligible options was $2.1 million, Costs associated with the stock option tender offer were $90,000 related to remaining unamortized stock-based compensation expense associated with the unvested portion of the options tendered in the offer, plus $500,000 related to associated taxes.

Income Taxes. The provision for income taxes decreased to $1.9 million for the year ended December 31, 2013, compared to $2.3 million for the comparable 2012 period.  The effective tax rate was 21.7% for the year ended December 31, 2013 and 26.5% for the same period in 2012.  The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the year ended December 31, 2013, while the year ended December 31, 2012 showed an additional income tax provision of $160,000, or 1.9% of income before income taxes, due to the redemption of BOLI.  We also maintained comparable levels of tax-advantaged income such as bank owned life insurance (“BOLI”) and tax-exempt municipal obligations.

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

Service charges and fees increased $608,000 to $2.6 million for the year ended December 31, 2012 from $2.0 million for the year ended December 31, 2011.  Fees from the third-party mortgage company increased $243,000 to $260,000 for the year ended December 31, 2012.  In the third quarter of 2012, we began to refer low rate residential loans to a third-party mortgage company, rather than retaining them on our balance sheet.  Also included in 2012 is $156,000 related to a written RPA with another financial institution.  The RPA is the result of a contract with another financial institution, as a guarantor, to share credit risk associated with an interest rate swap.  As such, we accept a portion of the credit risk in exchange for a one-time fee. Our risks and responsibilities as guarantor are further discussed in Note 13, Commitments and Contingencies, to our consolidated financial statements.  In addition, fees collected from card-based transactions increased $150,000 for the year ended December 31, 2012, which reflects an increase in customer debit card and automated teller machine transactions.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2012 was $27.2 million compared to $26.0 million for the same period in 2011.  The increase in noninterest expense for the year ended December 31, 2012 was due to an increase in salaries and benefits of $973,000 related to regular annual adjustments as well as salaries and benefits related to the hiring of additional personnel, particularly in the commercial lending and compliance divisions.  Expenses associated with OREO increased $167,000 for the year ended December 31, 2012 due to a write-down of $167,000 on a foreclosed property.  Professional fees decreased $161,000 to $1.9 million for the year ended December 31, 2012, compared to $2.0 million for the year ended December 31, 2011.  This was primarily due to a decrease in legal services involving strategic planning and regulatory compliance from the year ended December 31, 2011.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Outstanding borrowings from the FHLBB were $252.7 million at December 31, 2013, and $261.8 million at December 31, 2012.  At December 31, 2013, we had $83.0 million in available borrowing capacity with the FHLBB.  We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans.  In addition, we have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis.  At December 31, 2013, we did not have an outstanding balance under this line.  There was $4.0 million outstanding under this line at December 31, 2012.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are also obligated under agreements with the FHLBB to repay borrowed funds and are obligated under leases for certain of our branches and equipment.  A summary of lease obligations, borrowings and credit commitments at December 31, 2013 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$659	$1,138	$776	$9,073	$11,646

Borrowings and Debt
Federal Home Loan Bank	41,542	98,705	89,500	23,000	252,747
Securities sold under agreements to repurchase	33,827	-	10,000	-	43,827
Total borrowings and debt	75,369	98,705	99,500	23,000	296,574

Credit Commitments
Available lines of credit	76,316	-	-	23,583	99,899
Other loan commitments	21,864	3,000	-	63	24,927
Letters of credit	1,457	-	-	271	1,728
Total credit commitments	99,637	3,000	-	23,917	126,554

Total	$175,665	$102,843	$100,276	$55,990	$434,774

Maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2013, we originated loans of $144.5 million, compared to $133.1 million in 2012.  Under our residential real estate loan program, we refer our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third-party mortgage company.  Purchases of securities totaled $216.2 million for the year ended December 31, 2013 and $375.2 million for the year ended December 31, 2012.  At December 31, 2013, we had loan commitments to borrowers of approximately $26.7 million, and available home equity and unadvanced lines of credit of approximately $99.9 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors.  Total deposits increased $63.7 million and $20.5 million during the years ended December 31, 2013 and 2012, respectively. Time deposit accounts scheduled to mature within one year were $212.9 million at December 31, 2013.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit.  We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2013, Westfield Financial and the Bank exceeded each of the applicable regulatory capital requirements.  Westfield Financial had tier 1 leverage capital of $157.1 million, or 12.3% to adjusted total assets, tier 1 capital to risk weighted assets of $157.1 million, or 20.2%, and total capital of $164.7 million or 21.2% to risk weighted assets.  The Bank had tangible equity to tangible assets of 11.7%, tier 1 leverage capital of $150.0 million, or 11.7% to adjusted total assets, tier 1 capital to risk weighted assets of $150.0 million or 19.3%, and total capital to risk weighted assets of $157.5 million or 20.3%.  See Note 10, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements.

We do not anticipate any material capital expenditures during calendar year 2014, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

●	emphasizing investments with an expected average duration of five years or less; and

●	using interest rate swaps to manage the interest rate position of the balance sheet.

In 2013, increasing the residential loan portfolio has helped generate higher yields than investments in a low rate environment. However management has continued its emphasis on growing commercial loans has which have variable rates and shorter maturities than residential loans.  Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates.  Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans.  However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition.  We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

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

The table below sets forth as of December 31, 2013 the estimated changes in net interest and dividend income for the following 12 month period resulting from a constant balance sheet and instantaneous and parallel shifts in the yield curve up 100, 200, 300 and 400 basis points and down 100 basis points compared to rates remaining unchanged.

For the Year Ending December 31, 2013
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
400	30,357	-3.1%
300	30,748	-1.8%
200	30,916	-1.3%
100	31,288	-0.1%
0	31,316	0.0%
-100	29,630	-5.4%

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

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements for a summary of the recent accounting pronouncements.

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

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-49 of this report.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Wolf & Company, P.C., our independent registered public accounting firm, regarding our internal control over financial reporting as of December 31, 2013 is included elsewhere in this report.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westfield Financial, Inc.

We have audited Westfield Financial, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Westfield Financial, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2013 consolidated financial statements of Westfield Financial, Inc. and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 17, 2014

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

Reference is made to our consolidated financial statements and accompanying notes included in Item 8 of Part II hereof.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2014.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints James C. Hagan and Leo R. Sagan, Jr., and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Leo R. Sagan, Jr.

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ David C. Colton, Jr.	Director
David C. Colton, Jr.

/s/ Robert T. Crowley, Jr.	Director
Robert T. Crowley, Jr.

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Paul R. Pohl	Director
Paul R. Pohl

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Charles E. Sullivan	Director
Charles E. Sullivan

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

/s/ Christos A. Tapases	Director
Christos A. Tapases

EXHIBIT INDEX

3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the SEC on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form 10-K filed with the SEC on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the SEC on November 8, 2011).

10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).

10.3*
The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the SEC on April 28, 2006).

10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the SEC on July 13, 2006).

10.5*	Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).

10.6*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).

10.7*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).

10.8*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).

10.9
Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).

10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).

10.11*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).

10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).

10.13*	Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).

10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).

10.15*	Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).

10.16*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on May 24, 2002).

10.17*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on April 25, 2003).

10.18*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on May 24, 2002).

10.19*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 25, 2003).

10.20*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on June 18, 2007).

10.21*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 14, 2008).

10.22*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on June 18, 2007).

10.23*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on April 14, 2008).

21.1	Subsidiaries of Westfield Financial (incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the SEC on March 15, 2013).

23.1†	Consent of Wolf & Company, P.C.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 17, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 17, 2014

WESTFIELD FINANCIAL INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
CASH AND DUE FROM BANKS	$14,112	$9,847
FEDERAL FUNDS SOLD	521	459
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	5,109	1,455
CASH AND CASH EQUIVALENTS	19,742	11,761

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	243,204	621,507
SECURITIES HELD TO MATURITY (Fair value of $282,555 at December 31, 2013)	295,013	-
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,631	14,269
LOANS - Net of allowance for loan losses of $7,459 and $7,794 at December 31, 2013 and 2012, respectively	629,968	587,124
PREMISES AND EQUIPMENT, Net	10,995	11,077
ACCRUED INTEREST RECEIVABLE	4,201	4,602
BANK-OWNED LIFE INSURANCE	47,179	46,222
DEFERRED TAX ASSET, Net	6,334	123
OTHER REAL ESTATE OWNED	-	964
OTHER ASSETS	4,574	3,813
TOTAL ASSETS	$1,276,841	$1,301,462

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$145,040	$114,388
Interest-bearing	672,072	639,025
Total deposits	817,112	753,413

SHORT-TERM BORROWINGS	48,197	69,934
LONG-TERM DEBT	248,377	278,861
DUE TO BROKER	299	-
OTHER LIABILITIES	8,712	10,067
TOTAL LIABILITIES	1,122,697	1,112,275

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $.01 par value, 75,000,000 shares authorized; 20,140,669 shares issued and outstanding at December 31, 2013; 22,843,722 shares issued and outstanding at December 31, 2012	201	228
Additional paid-in capital	121,860	144,718
Unearned compensation - ESOP	(8,003)	(8,553)
Unearned compensation - Equity Incentive Plan	(187)	(265)
Retained earnings	43,248	42,364
Accumulated other comprehensive income (loss)	(2,975)	10,695
Total shareholders' equity	154,144	189,187
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,276,841	$1,301,462
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Years Ended December 31,
	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$20,204	$20,449	$19,500
Commercial and industrial loans	5,064	4,994	5,630
Consumer loans	140	160	188
Debt securities, taxable	14,302	15,621	17,739
Debt securities, tax-exempt	1,067	1,592	1,680
Equity securities	152	186	205
Other investments – at cost	93	94	62
Federal funds sold, interest-bearing deposits and other short-term investments	9	8	1
Total interest and dividend income	41,031	43,104	45,005
INTEREST EXPENSE:
Deposits	5,525	6,142	7,589
Long-term debt	4,591	6,406	6,731
Short-term borrowings	174	115	147
Total interest expense	10,290	12,663	14,467
Net interest and dividend income	30,741	30,441	30,538
(CREDIT) PROVISION FOR LOAN LOSSES	(256)	698	1,206
Net interest and dividend income after (credit) provision for loan losses	30,997	29,743	29,332

NONINTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on debt securities	-	-	(603)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	-	-	501
Net other-than-temporary impairment losses recognized in income	-	-	(102)
Service charges and fees	2,404	2,581	1,973
Income from bank-owned life insurance	1,549	1,439	1,546
Gain on bank-owned life insurance death benefit	563	80	-
Loss on prepayment of borrowings	(3,370)	(1,017)	-
Gain on sales of securities, net	3,126	2,907	414
Loss on sale of OREO	-	-	(25)
Total noninterest income	4,272	5,990	3,806
NONINTEREST EXPENSE:
Salaries and employees benefits	15,458	16,530	15,557
Occupancy	2,898	2,775	2,671
Computer operations	2,340	2,106	1,917
Professional fees	2,033	1,872	2,033
OREO expense	22	237	70
FDIC insurance assessment	655	611	683
Other	3,236	3,092	3,027
Total noninterest expense	26,642	27,223	25,958
INCOME BEFORE INCOME TAXES	8,627	8,510	7,180
INCOME TAX PROVISION	1,871	2,256	1,306
NET INCOME	$6,756	$6,254	$5,874

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.34	$0.26	$0.22
Weighted average shares outstanding	20,079,251	24,501,951	26,482,064
Diluted earnings per share	$0.34	$0.26	$0.22
Weighted average diluted shares outstanding	20,079,265	24,519,515	26,589,510
See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$6,756	$6,254	$5,874

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (losses) gains	(20,970)	7,371	21,778
Reclassification adjustment for gains realized in income	(3,126)	(2,907)	(414)
Other-than-temporary impairment losses recognized in income	-	-	102
Amortization of net unrealized loss on held-to-maturity securities	(234)	-	-
Net unrealized (losses) gains	(24,330)	4,464	21,466
Tax effect	8,371	(1,532)	(7,371)
Net-of-tax amount	(15,959)	2,932	14,095

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	1,755	-	-
Tax effect	(597)	-	-
Net-of-tax amount	1,158	-	-

Defined benefit pension plans:
Gains (losses) arising during the period	1,608	(94)	(1,412)
Reclassification adjustments(1):
Actuarial loss	117	175	116
Transition asset	(11)	(11)	(12)
Net adjustments pertaining to defined benefit plans	1,714	70	(1,308)
Tax effect	(583)	(23)	445
Net-of-tax amount	1,131	47	(863)

Other comprehensive (loss) income	(13,670)	2,979	13,232

Comprehensive (loss) income	$(6,914)	$9,233	$19,106

(1) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefits expense.

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2010	28,166,419	$282	$181,842	$(9,701)	$(2,158)	$56,496	$(5,516)	$221,245
Comprehensive income	-	-	-	-	-	5,874	13,232	19,106
Common stock held by ESOP committed to be released (86,720 shares)	-	-	112	582	-	-	-	694
Share-based compensation - stock options	-	-	792	-	-	-	-	792
Share-based compensation - equity incentive plan	-	-	-	-	1,157	-	-	1,157
Excess tax shortfalls from equity incentive plan	-	-	(93)	-	-	-	-	(93)
Issuance of common stock to ESOP	1,946	-	15	-	-	-	-	15
Common stock repurchased	(1,331,856)	(14)	(10,057)	-	-	-	-	(10,071)
Issuance of common stock in connection with stock option exercises	81,741	1	688	-	-	(330)	-	359
Issuance of common stock in connection with equity incentive plan	-	-	227	-	(227)	-	-	-
Excess tax benefits in connection with stock option exercises	-	-	89	-	-	-	-	89
Cash dividends declared and paid ($0.54 per share)	-	-	-	-	-	(14,305)	-	(14,305)
BALANCE AT DECEMBER 31, 2011	26,918,250	269	173,615	(9,119)	(1,228)	47,735	7,716	218,988
Comprehensive income	-	-	-	-	-	6,254	2,979	9,233
Common stock held by ESOP committed to be released (84,261 shares)	-	-	62	566	-	-	-	628
Share-based compensation - stock options	-	-	642	-	-	-	-	642
Share-based compensation - equity incentive plan	-	-	-	-	963	-	-	963
Excess tax shortfall from equity incentive plan	-	-	(96)	-	-	-	-	(96)
Common stock repurchased	(4,311,841)	(43)	(31,688)	-	-	-	-	(31,731)
Issuance of common stock in connection with stock option exercises	237,313	2	1,943	-	-	(904)	-	1,041
Excess tax benefits in connection with stock option exercises	-	-	240	-	-	-	-	240
Cash dividends declared and paid ($0.44 per share)	-	-	-	-	-	(10,721)	-	(10,721)
BALANCE AT DECEMBER 31, 2012	22,843,722	228	144,718	(8,553)	(265)	42,364	10,695	189,187
Comprehensive loss	-	-	-	-	-	6,756	(13,670)	(6,914)
Common stock held by ESOP committed to be released (81,803 shares)	-	-	49	550	-	-	-	599
Share-based compensation - stock options	-	-	128	-	-	-	-	128
Share-based compensation - equity incentive plan	-	-	-	-	126	-	-	126
Excess tax shortfall from equity incentive plan	-	-	(1)	-	-	-	-	(1)
Common stock repurchased	(2,703,053)	(27)	(20,365)	-	-	-	-	(20,392)
Issuance of common stock in connection with equity incentive plan	-	-	48	-	(48)	-	-	-
Tender offer to purchase outstanding options, including tax impact of $566,000	-	-	(2,717)	-	-	-	-	(2,717)
Cash dividends declared and paid ($0.29 per share)	-	-	-	-	-	(5,872)	-	(5,872)
BALANCE AT DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144

See accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$6,756	$6,254	$5,874
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(256)	698	1,206
Depreciation and amortization of premises and equipment	1,102	1,049	1,120
Net amortization of premiums and discounts on securities and mortgage loans	4,248	4,411	3,424
Net amortization of premiums on modified debt	627	537	187
Share-based compensation expense	254	1,605	1,949
Amortization of ESOP expense	599	628	694
Excess tax shortfall from equity incentive plan	1	96	93
Excess tax benefits in connection with stock option exercises	-	(240)	(89)
Excess tax expense in connection with tender offer completion	566	-	-
Net gains on sales of securities	(3,126)	(2,907)	(414)
Other than temporary impairment losses on securities	-	-	102
Write-downs of other real estate owned	-	166	-
Loss on sale of other real estate owned	6	-	25
Loss on prepayment of borrowings	3,370	1,017	-
Deferred income tax benefit	980	185	21
Income from bank-owned life insurance	(1,549)	(1,439)	(1,546)
Gain on bank-owned life insurance death benefit	(563)	(80)	-
Changes in assets and liabilities:
Accrued interest receivable	401	(580)	248
Other assets	(21)	976	1,587
Other liabilities	807	(1,066)	309
Net cash provided by operating activities	14,202	11,310	14,790
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(3,461)	-	-
Proceeds from calls, maturities, and principal collections	6,064	-	-
Securities, available for sale:
Purchases	(212,765)	(375,168)	(257,289)
Proceeds from sales	206,788	288,116	203,665
Proceeds from calls, maturities, and principal collections	61,270	86,210	89,183
Purchase of residential mortgages	(37,700)	(62,895)	(58,241)
Loan originations and principal payments, net	(4,946)	21,286	11,848
Purchase of Federal Home Loan Bank of Boston stock	(1,393)	(2,026)	(156)
Proceeds from redemption of other restricted stock	31	195	-
Proceeds from sale of other real estate owned	958	-	198
Purchases of premises and equipment	(1,020)	(1,129)	(514)
Purchase of bank-owned life insurance	-	(2,600)	(2,000)
Surrender of bank-owned life insurance	-	1,585	-
Disbursement of bank-owned life insurance gain	(282)	-	-
Proceeds from payout on bank-owned life insurance	1,437	-	-
Net cash provided by (used in) investing activities	14,981	(46,426)	(13,306)
FINANCING ACTIVITIES:
Net increase in deposits	63,699	20,455	32,623
Net change in short-term borrowings	(21,737)	16,949	(9,952)
Repayment of long-term debt	(66,620)	(88,748)	(5,150)
Proceeds from long-term debt	32,139	118,735	14,132
Tender offer to purchase outstanding options	(2,151)	-	-
Excess tax expense in connection with tender offer completion	(566)	-	-
Cash dividends paid	(5,872)	(10,721)	(14,305)
Common stock repurchased	(20,093)	(32,083)	(9,708)
Issuance of common stock in connection with stock option exercises	-	1,041	359
Excess tax shortfall in connection with equity incentive plan	(1)	(96)	(93)
Excess tax benefits in connection with stock option exercises	-	240	89
Purchase of common stock in connection with employee benefit program	-	-	15
Net cash (used in) provided by financing activities	(21,202)	25,772	8,010

NET CHANGE IN CASH AND CASH EQUIVALENTS:	7,981	(9,344)	9,494
Beginning of year	11,761	21,105	11,611
End of year	$19,742	$11,761	$21,105

Supplemental cashflow information:
Transfer of loans to other real estate owned	$-	$-	$1,130
Securities reclassified from available-for-sale to held-to-maturity	299,203	-	-
Net cash due to (from) broker for investment purchases	-	(11)	(7,780)
Net cash due to (from) broker for common stock repurchased	299	(352)	352
See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (“Westfield Financial,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank operates 11 banking offices in western Massachusetts and 1 banking office in Granby, Connecticut, and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Westfield Financial, the Bank, Elm Street Securities Corporation, WB Real Estate Holdings and WFD Securities Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications – Amounts in the prior year financial statements are reclassified when necessary to conform to the current year presentation.

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.  We are required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract and line of credit with BBN. The required reserve amounted to $975,000 at December 31, 2013 and $925,000 at December 31, 2012.  There were no cash reserve requirements for the Federal Reserve Bank of Boston at December 31, 2013 or 2012.

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

Derivatives - The Company enters into interest rate swap agreements as part of the Company’s interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes.  Based on the Company’s intended use for the interest rate swaps these are hedging instruments subject to hedge accounting provisions.  Cash flow hedges are recorded at fair value in other assets or liabilities within the Company’s balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings.  Any hedge ineffectiveness assessed as part of the Company’s quarterly analysis is recorded directly to earnings. The Company would discontinue hedge accounting if the derivative was not expected to be or ceased to be highly effective as a hedge, and record changes in fair value of the derivative in earnings upon termination of the hedge relationship.

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

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB.  Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLBB may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock.  As of December 31, 2013, no impairment has been recognized.

Loans - Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired.  Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest.  Loan fees, discounts and premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2013, 2012 and 2011.

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

Commercial real estate – Loans in this segment are primarily income-producing investment properties and owner occupied commercial properties throughout New England.  The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment.  Management obtains financial information annually and continually monitors the cash flows of these loans.

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

While we use our best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements.  This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements.  This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2013 and 2012.

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Premises and Equipment – Land is carried at cost.  Buildings, furniture and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the expected lease term, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.  The estimated useful lives of the assets are as follows:

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

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income.  We do not have any uncertain tax positions at December 31, 2013 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2013	2012	2011

Net income applicable to common stock	$6,756	$6,254	$5,874

Average number of common shares issued	21,254	25,763	27,839
Less: Average unallocated ESOP Shares	(1,171)	(1,254)	(1,339)
Less: Average ungranted equity incentive plan shares	(4)	(7)	(18)

Average number of common shares outstanding used
to calculate basic earnings per common share	20,079	24,502	26,482

Effect of dilutive stock options	-	18	107

Average number of common shares outstanding used
to calculate diluted earnings per common share	20,079	24,520	26,589

Basic earnings per share	$0.34	$0.26	$0.22

Diluted earnings per share	$0.34	$0.26	$0.22

Antidilutive shares (1)	833	1,666	1,641

____________________
(1)	Shares outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of our common stock.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Net unrealized (losses) gains on securities available for sale	$(2,410)	$20,188
Tax effect	837	(6,935)
Net-of-tax amount	(1,573)	13,253

Unamortized losses on securities transferred from available-for-sale to held-to-maturity	(1,732)	-
Tax effect	599
Net-of-tax amount	(1,133)	-

Fair value of derivatives used for cash flow hedges	1,755	-
Tax effect	(597)	-
Net-of-tax amount	1,158	-

Unrecognized transition asset pertaining to defined benefit plan	10	21
Unrecognized deferred loss pertaining to defined benefit plan	(2,172)	(3,897)
Net adjustments pertaining to defined benefit plans	(2,162)	(3,876)
Tax effect	735	1,318
Net-of-tax amount	(1,427)	(2,558)

Accumulated other comprehensive (loss) income	$(2,975)	$10,695

The following table presents changes in accumulated other comprehensive (loss) income for the years ended December 31, 2013 and 2012 by component:

	Securities	Derivatives	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2012	$13,253	$-	$(2,558)	$10,695
Current-period other comprehensive (loss) income	(15,959)	1,158	1,131	(13,670)
Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)

Balance at December 31, 2011	$10,321	$-	$(2,605)	$7,716
Current-period other comprehensive income	2,932	-	47	2,979
Balance at December 31, 2012	$13,253	$-	$(2,558)	$10,695

With regard to defined benefit plans, actuarial loss in the amount of $117,000 is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2014.  Amortization of transition asset in the amount of $12,000 is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2014.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective for public entities for reporting periods beginning after December 15, 2012. The amendments in ASU 2013-02 did not have a significant impact on our consolidated financial statements.

In January 2014, FASB issued ASU 2014-04- Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after December 15, 2014. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

2.     SECURITIES

Securities available for sale are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$135,981	$419	$(4,028)	$132,372
U.S. government guaranteed mortgage-backed securities	46,225	240	(137)	46,328
Corporate bonds	26,716	766	(93)	27,389
State and municipal bonds	18,240	659	(2)	18,897
Government-sponsored enterprise obligations	10,992	18	(310)	10,700
Mutual funds	6,150	8	(239)	5,919
Common and preferred stock	1,310	289	-	1,599

Total available for sale securities	245,614	2,399	(4,809)	243,204

Held to maturity securities:
Government-sponsored mortgage-backed securities	176,986	-	(6,819)	170,167
U.S. government guaranteed mortgage-backed securities	39,705	-	(1,391)	38,314
Corporate bonds	27,566	30	(567)	27,029
State and municipal bonds	7,351	5	(345)	7,011
Government-sponsored enterprise obligations	43,405	-	(3,371)	40,034

Total held to maturity securities	295,013	35	(12,493)	282,555

Total	$540,627	$2,434	$(17,302)	$525,759

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$318,951	$9,703	$(631)	$328,023
U.S. government guaranteed mortgage-backed securities	124,650	6,085	-	130,735
Corporate bonds	50,782	1,618	(63)	52,337
State and municipal bonds	38,788	2,067	(9)	40,846
Government-sponsored enterprise obligations	60,840	1,257	(37)	62,060
Mutual funds	5,998	117	(69)	6,046
Common and preferred stock	1,310	150	-	1,460

Total	$601,319	$20,997	$(809)	$621,507

Our repurchase agreements and FHLBB advances are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Notes 6 and 7).

The amortized cost and fair value of securities at December 31, 2013, by final maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	December 31, 2013
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$39,482	$37,783	$44,261	$41,476
Due after ten years	142,724	140,917	172,430	167,005
Total	$182,206	$178,700	$216,691	$208,481

Debt securities:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	34,533	35,204	14,751	14,486
Due after five years through ten years	21,230	21,586	48,014	45,268
Due after ten years	185	196	15,557	14,320
Total	$55,948	$56,986	$78,322	$74,074

Gross realized gains and losses on sales of securities for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Gross gains realized	$3,978	$4,068	$1,901
Gross losses realized	(852)	(1,161)	(1,487)
Net gain realized	$3,126	$2,907	$414

Proceeds from the sale of securities available for sale amounted to $206.8 million, $288.1 million and $203.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The tax provision applicable to net realized gains and losses were $1.1 million, $1.0 million and $144,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$3,717	$118,846	$311	$2,761
U.S. government guaranteed mortgage-backed securities	137	15,045	-	-
Corporate bonds	93	4,659	-	-
State and municipal bonds	2	256	-	-
Government-sponsored enterprise obligations	310	7,189	-	-
Mutual funds	84	3,205	155	1,656

Total available for sale	4,343	149,200	466	4,417

Held to maturity:
Government-sponsored mortgage-backed securities	5,866	145,438	953	24,729
U.S. government guaranteed mortgage-backed securities	1,391	38,314	-	-
Corporate bonds	567	22,059	-	-
State and municipal bonds	345	5,852	-	-
Government-sponsored enterprise obligations	3,330	38,228	41	1,806

Total held to maturity	11,499	249,891	994	26,535

Total	$15,842	$399,091	$1,460	$30,952

	December 31, 2012
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Government-sponsored mortgage-backed securities	$631	$49,081	$-	$-
Corporate bonds	63	4,330	-	-
State and municipal bonds	9	1,178	-	-
Government-sponsored enterprise obligations	37	17,918	-	-
Mutual funds	-	-	69	1,684

Total	$740	$72,507	$69	$1,684

At December 31, 2013, 73 mortgage-backed securities had gross unrealized losses with aggregate depreciation of 3.4% from our amortized cost basis existing for less than 12 months.  At December 31, 2013, nine mortgage-backed securities had gross unrealized losses with aggregate depreciation of 4.4% from our amortized cost basis existing for greater than 12 months.  At December 31, 2013, 13 government-sponsored enterprise obligations had gross unrealized loss with aggregate depreciation of 7.4% from our amortized cost basis existing for less than 12 months.  At December 31, 2013, one government-sponsored enterprise obligation had gross unrealized loss with aggregate depreciation of 2.2% from our amortized cost basis existing for greater than 12 months.  At December 31, 2013, 10 corporate bonds had gross unrealized loss of 2.4% from our amortized cost basis existing for less than 12 months.  At December 31, 2013, 14 municipal bonds had gross unrealized loss of 5.4% from our amortized cost basis existing for less than 12 months.  These unrealized losses are the result of changes in interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

At December 31, 2013, one mutual fund had a gross unrealized loss with aggregate depreciation of 2.6% from our amortized cost basis existing for less than 12 months.  At December 31, 2013, one mutual fund had a gross unrealized loss with depreciation of 8.6% from our cost basis existing for greater than 12 months and was principally related to fluctuations in interest rates.  These losses relate to mutual funds that invest primarily in short-term debt instruments and adjustable rate mortgage-backed securities.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell these prior to the recovery of the amortized cost basis, the losses are deemed temporary.

Credit losses on mortgage-backed securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) in the amount of $442,000 was eliminated when the securities were sold during the year ended December 31, 2012.

3.     LOANS

Loans consisted of the following amounts:	December 31,
	2013	2012
	(In thousands)

Commercial real estate	$264,476	$245,764
Residential real estate:
Residential	198,686	185,345
Home equity	35,371	34,352
Commercial and industrial	135,555	126,052
Consumer	2,572	2,431
Total loans	636,660	593,944
Unearned premiums and deferred loan fees and costs, net	767	974
Allowance for loan losses	(7,459)	(7,794)
	$629,968	$587,124

During 2013 and 2012, we purchased residential real estate loans aggregating $37.7 million and $62.9 million, respectively.  These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At December 31, 2013 and 2012, we serviced loans for participants aggregating $14.3 million and $7.8 million, respectively.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (credit)	9	40	148	11	(464)	(256)
Charge-offs	(20)	(80)	(208)	(33)	-	(341)
Recoveries	155	1	84	22	-	262
Balance at December 31, 2013	$3,549	$1,707	$2,192	$13	$(2)	$7,459

Balance at December 31, 2011	$3,504	$1,531	$2,712	$17	$-	$7,764
Provision (credit)	19	365	(161)	13	462	698
Charge-offs	(195)	(155)	(391)	(27)	-	(768)
Recoveries	78	5	7	10	-	100
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794

Balance at December 31, 2010	$3,182	$877	$2,849	$26	$-	$6,934
Provision (credit)	357	647	215	(13)	-	1,206
Charge-offs	(175)	(2)	(442)	(21)	-	(640)
Recoveries	140	9	90	25	-	264
Balance at December 31, 2011	$3,504	$1,531	$2,712	$17	$-	$7,764

Further information pertaining to the allowance for loan losses by segment at December 31, 2013 and 2012 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2013
Amount of allowance for loans individually evaluated and deemed impaired	$82	$-	$15	$-	$-	$97
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,467	1,707	2,177	13	(2)	7,362
Total allowance for loan losses	3,549	1,707	2,192	13	(2)	7,459

Loans individually evaluated and deemed impaired	14,962	234	1,352	-	-	16,548
Loan collectively evaluated and not deemed impaired	249,514	233,823	134,203	2,572	-	620,112
Total loans	$264,476	$234,057	$135,555	$2,572	$-	$636,660

December 31, 2012
Amount of allowance for loans individually evaluated and deemed impaired	$377	$57	$104	$-	$-	$538
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,029	1,689	2,063	13	462	7,256
Total allowance for loan losses	3,406	1,746	2,167	13	462	7,794

Loans individually evaluated and deemed impaired	15,398	302	1,379	-	-	17,079
Loan collectively evaluated and not deemed impaired	230,366	219,395	124,673	2,431	-	576,865
Total loans	$245,764	$219,697	$126,052	$2,431	$-	$593,944

The following is a summary of past due and non-accrual loans by class at December 31, 2013 and 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
December 31, 2013
Commercial real estate	$430	$146	$793	$1,369	$-	$1,449
Residential real estate:
Residential	1,004	325	311	1,640	-	712
Home equity	217	-	2	219	-	38
Commercial and industrial	516	780	140	1,436	-	386
Consumer	25	16	1	42	-	1
Total	$2,192	$1,267	$1,247	$4,706	$-	$2,586

December 31, 2012
Commercial real estate	$94	$331	$818	$1,243	$-	$1,558
Residential real estate:
Residential	347	70	735	1,152	-	939
Home equity	139	42	-	181	-	103
Commercial and industrial	138	-	178	316	-	409
Consumer	-	1	-	1	-	-
Total	$718	$444	$1,731	$2,893	$-	$3,009

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,449	$1,756	$-	$1,502	$-
Residential real estate	234	306	-	248	-
Commercial and industrial	385	487	-	403	-
Total	2,068	2,549	-	2,153	-

Impaired loans with a valuation allowance:
Commercial real estate	13,513	13,513	82	13,678	582
Commercial and industrial	967	967	15	979	42
Total	14,480	14,480	97	14,657	624

Total impaired loans	$16,548	$17,029	$97	$16,810	$624

				Year Ended
	At December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,011	$1,177	$-	$1,505	$-
Residential real estate	118	125	-	119	-
Commercial and industrial	203	212	-	36	-
Total	1,332	1,514	-	1,660	-

Impaired loans with a valuation allowance:
Commercial real estate	14,387	14,454	377	14,053	643
Residential real estate	184	184	57	186	-
Home equity	-	-	-	72	-
Commercial and industrial	1,176	1,178	104	1,268	42
Total	15,747	15,816	538	15,579	685

Total impaired loans	$17,079	$17,330	$538	$17,239	$685

No interest income was recognized for impaired loans on a cash-basis method during the years ended December 31, 2013 and 2012. Interest income recognized during the years ended December 31, 2013 and 2012 related to TDRs.  As of December 31, 2013, we have not committed to lend additional funds to customers with outstanding loans that are classified as impaired and TDRs.

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

Nonperforming TDRs are shown as nonperforming assets. Loans modified as TDRs in 2012 are shown in the table below. There were no loans modified as TDRs in 2013.  One loan relationship, consisting of one commercial real estate loan and one commercial industrial loan totaling $14.8 million included below, was restructured in 2011 to reduce the interest rate. These loans were restructured again in June 2012 to commence principal and interest payments. The collateral supporting the loan relationship is deemed sufficient and the income levels going forward are expected to sustain continued principal and interest payments. The loan has performed since the June 2012 modification and we have received all scheduled principal and interest payments. Another loan relationship, consisting of three commercial real estate loans and three commercial industrial loans, totaling $1.0 million were allowed an extended interest only period through 2013.  Another loan relationship, consisting of two commercial and industrial loans, totaling $150,000, was restructured in 2012 by extending the remaining amortization from five to ten years. The final commercial real estate loan for $126,000 was restructured in 2012 by extending the remaining amortization from seven to ten years.

	Year Ended
	December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	5	$14,785	$14,785
Commercial and industrial	6	1,344	1,344
Total	11	$16,129	$16,129

The following is a summary of troubled debt restructurings that have subsequently defaulted (30 days or more past due) within one year of modification:

	December 31, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	4	944
Commercial and industrial	1	141
Residential	-	-
Total	5	$1,085

There were no charge-offs on TDRs during the years ended December 31, 2013 or 2012.

Credit Quality Information

We use an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are monitored individually for impairment and risk rated as “substandard.”

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $23.4 million and $16.3 million at December 31, 2013 and 2012, respectively.  We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at December 31, 2013 and December 31, 2012:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
December 31, 2013
Loans rated 1 – 3	$213,985	$197,974	$35,333	$108,671	$2,571	$558,534
Loans rated 4	41,459	-	-	15,722	-	57,181
Loans rated 5	1,972	-	-	3,509	-	5,481
Loans rated 6	7,060	712	38	7,653	1	15,464
	$264,476	$198,686	$35,371	$135,555	$2,572	$636,660

December 31, 2012
Loans rated 1 – 3	$203,756	$184,406	$34,249	$99,405	$2,431	$524,247
Loans rated 4	19,027	-	-	15,804	-	34,831
Loans rated 5	1,943	-	-	941	-	2,884
Loans rated 6	21,038	939	103	9,902	-	31,982
	$245,764	$185,345	$34,352	$126,052	$2,431	$593,944

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances of these loans totaled $1.4 million and $2.0 million at December 31, 2013 and 2012, respectively.  Net service fee income of $5,000, $7,000 and $12,000 was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in service charges and fees on the consolidated statements of income.

4.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2013	2012
	(In thousands)

Land	$1,826	$1,826
Buildings	13,104	12,951
Leasehold improvements	1,622	1,446
Furniture and equipment	10,777	10,108
Total	27,329	26,331

Accumulated depreciation and amortization	(16,334)	(15,254)

Premises and equipment, net	$10,995	$11,077

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $1.1 million, $1.0 million and $1.1 million, respectively.

5.     DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand:
Interest-bearing	$44,924	0.27%	$52,595	0.30%
Noninterest-bearing deposits	145,040	-	114,388	-

Savings:
Regular	81,244	0.10	92,188	0.17
Money market	204,469	0.38	168,195	0.38

Time certificates of deposit	341,435	1.28	326,047	1.46

Total deposits	$817,112	0.66%	$753,413	0.76%

Time deposits of $100,000 or more totaled $139.6 million and $121.0 million at December 31, 2013 and 2012, respectively.  Interest expense on such deposits totaled $1.6 million, $1.7 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2014	$212,901
2015	70,330
2016	34,197
2017	22,918
2018	1,089
$341,435

Interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Regular	$119	$186	$515
Money market	762	807	620
Time	4,509	4,883	5,693
Interest-bearing demand	135	266	761
	$5,525	$6,142	$7,589

Cash paid for interest on deposits totaled $5.5 million, $6.2 million and $7.6 million for years ended December 31, 2013, 2012 and 2011, respectively.

6.     SHORT-TERM BORROWINGS

FHLBB Advances – FHLBB advances, including line of credit advances, with an original maturity of less than one year, amounted to $20.0 million and $41.7 million at December 31, 2013 and 2012, respectively, at a weighted average rate of 0.30% and 0.24%, respectively.

We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2013 and 2012.  Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis.  The outstanding principal is due daily but the portion not repaid will be automatically renewed.  At December 31, 2013, there were no advances outstanding under this line. At December 31, 2012, there was an outstanding advance under this line, amounting to $8.7 million.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

BBN Advances – We have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. At December 31, 2013, there were no advances outstanding under this line. At December 31, 2012, we had $4.0 million outstanding under this line. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2013	2012
	(Dollars in thousands)
Balance outstanding at end of year	$28,197	$24,213
Maximum amount outstanding during year	40,860	43,027
Average amount outstanding during year	31,754	24,270
Weighted average interest rate at end of year	0.19%	0.19%
Amortized cost of collateral pledged at end of year (1)	53,714	51,000
Fair value of collateral pledged at end of year (1)	54,885	54,957

(1) Includes collateral pledged toward $5.6 million in long-term customer repurchase agreements.

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities.  The weighted average interest rate on the pledged collateral was 3.49% and 3.41% at December 31, 2013 and 2012, respectively.

Cash paid for interest on short-term borrowings totaled $111,000, $114,000 and $154,000 for years ended December 31, 2013, 2012 and 2011, respectively.

7.     LONG-TERM DEBT

FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

	Amount		Weighted Average Rate
	2013	2012	2013	2012
	(In thousands)
Fixed-rate advances maturing:
2013	$-	$19,950	-%	1.1%
2014	21,542	21,413	1.2	1.2
2015	25,395	25,215	1.6	1.6
2016	53,574	40,932	2.2	2.4
2017	17,500	17,500	2.6	2.6
2018	10,000	5,000	2.2	3.2
2019	5,000	5,000	3.2	3.2
2020	7,000	-	1.8	-
	140,011	134,470	2.0%	2.0%
Variable-rate advances maturing:
2015	9,736	9,600	0.9	1.1
2016*	10,000	23,000	1.4	0.6
2017*	30,000	30,000	(0.2)	(0.2)
2018*	32,000	12,000	0.4	(0.1)
2019*	11,000	11,000	(0.1)	-
	92,736	85,600	0.3	0.2

Total advances	$232,747	$220,070	1.3%	1.3%

*At December 31, 2013, the following amounts are callable at the option of FHLBB: $30.0 million in 2014 and $33.0 million in 2015. If these advances are not called, the weighted average rate on these advances, which is currently variable and resets based on LIBOR, will become fixed and increase to 2.2% for the 2014 call, and 2.3% for the 2015 call. No FHLBB advances were callable at December 31, 2012.

At December 31, 2013 and 2012, securities pledged as collateral to the FHLB had a carrying value of $245.1 million and $255.1 million, respectively.

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

Customer Repurchase Agreements - At December 31, 2013, we had one long-term customer repurchase agreement for $5.6 million with a rate of 2.5% and a final maturity in 2014.  At December 31, 2012, we had one long-term customer repurchase agreement for $5.5 million with a rate of 2.5% and a final maturity in 2013.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase are secured by government-sponsored enterprise obligations with a carrying value of $12.4 million and $65.1 million as of December 31, 2013 and 2012, respectively. We may be required to provide additional collateral based on the fair value of the underlying securities.

	Amount		Weighted Average Rate
	2013	2012	2013	2012
	(In thousands)
Fixed-rates maturing:
2013	$-	$14,800	-%	2.5%
2018	10,000	29,500	2.7	2.9
	10,000	44,300	2.7	2.8
Variable-rates maturing:
2018	-	9,000	-	3.8

Total	$10,000	$53,300	2.7%	2.9%

At December 31, 2013 and 2012, the years in which securities sold under agreements to repurchase are callable are as follows:

	Amount		Weighted Average Rate
	2013	2012	2013	2012
	(In thousands)

2013	$-	$48,300	-%	3.0%
2014	10,000	-	2.7	-
	$10,000	$48,300	2.7%	3.0%

Cash paid for interest on long-term debt totaled $4.8 million, $6.5 million and $6.7 million for years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, we prepaid repurchase agreements in the amount of $43.3 million and incurred a prepayment expense of $3.4 million.  The repurchase agreements had a weighted average cost of 2.99%.  During the last week of 2012, we prepaid repurchase agreements in the amount of $28.0 million and incurred a prepayment expense of $1.0 million.  The repurchase agreements had a weighted average cost of 3.06%.

8.     STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under our 2002 Stock Option Plan and 2007 Stock Option Plan, we could grant both incentive and non-statutory options to our directors, officers, and employees for up to 1,631,682 and 1,560,101, respectively, shares of common stock, of which 1,631,682 and 1,503,869, respectively, have been granted.  The exercise price of each option equals the market price of our stock on the date of grant with a maximum term of 10 years.  The fair value of each option grant is estimated on the date of grant using the binomial option pricing model.

During the third quarter of 2013, we completed a tender offer to purchase for cancellation 1,665,415 outstanding options to purchase common stock.  The recipients of each eligible option tendered received a cash payment equal to the current fair valuation of the option as measured under the binomial model.  The total cash paid to purchase the options was $2.1 million and resulted in a decrease to cash and shareholders’ equity.  A deferred tax asset of $566,000 was charged to shareholders’ equity as a result of the tender offer.  As of December 31, 2013, 4,016 forfeited outstanding options and 56,232 stock options that had been available for future grants were cancelled and the 2002 and 2007 Stock Option Plans were terminated.

No stock options were granted in 2013 or 2012.

A summary of the status of our stock options at December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,669,431	$10.02
Tender offer to purchase outstanding options	(1,665,415)	-
Cancelled	(4,016)	-
Outstanding at December 31, 2013	-	$-

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $819,000, and $277,000, respectively.  Cash received for options exercised during the years ended December 31, 2012 and 2011 was $1.0 million, and $359,000, respectively.

For the years ended December 31, 2013, 2012 and 2011, share-based compensation expense applicable to stock options was $128,000, $642,000 and $792,000, respectively, with related tax benefits of $35,000, $173,000 and $209,000, respectively. The completion of the tender offer caused the acceleration of vesting of certain stock options and resulted in $97,000 of total option expense with a related tax benefit of $26,000 for the year ended December 31, 3013.

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued and outstanding as of December 31, 2013.  Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by us.  Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.  Shares awarded vest ratably over five years.  The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

A summary of the status of unvested restricted stock awards at December 31, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	33,800	$8.23
Shares vested	(15,520)	8.17
Shares granted	7,440	7.08
Balance at December 31, 2013	25,720	$7.93

We recorded total expense for restricted stock awards of $126,000, $963,000 and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Tax provisions related to equity incentive plan expense were $1,000, $96,000 and $93,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Unrecognized compensation cost for stock awards was $187,000 at December 31, 2013 with a remaining life of 2.34 years.

Employee Stock Ownership Plan - We established an ESOP for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous 12-month period.  In January 2002, as part of the initial stock conversion, we provided a loan to the ESOP Trust which was used to purchase 8%, or 1,305,359 shares, of the common stock sold in the initial public offering.

In January 2007, as part of the second-step stock conversion, we provided an additional loan to the ESOP Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering.  The 2002 and 2007 loans bear interest equal to 8.0% and provide for annual payments of interest and principal.

At December 31, 2013, the remaining principal balance is payable as follows:

Year Ending
December 31,	Amount
(In thousands)
2014	$447
2015	447
2016	447
2017	447
2018	447
Thereafter	7,034
$9,269

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $599,000, $628,000 and $694,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Shares held by the ESOP include the following at December 31, 2013 and 2012:

	2013	2012
Allocated	662,013	624,823
Committed to be allocated	81,803	84,261
Unallocated	1,120,096	1,201,899
	1,863,912	1,910,983

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $8.4 million and $8.7 million at December 31, 2013 and 2012, respectively.  ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

9.     RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide a defined benefit pension plan for eligible employees (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$18,752	$18,326	$16,191
Service cost	1,170	1,094	989
Interest	763	800	890
Actuarial (gain) loss	(1,540)	27	401
Benefits paid	(106)	(1,495)	(145)
Benefit obligation at end of year	19,039	18,752	18,326

Change in plan assets:
Fair value of plan assets at beginning of year	12,200	11,377	10,950
Actual return (loss) on plan assets	992	818	(28)
Employer contribution	725	1,500	600
Benefits paid	(106)	(1,495)	(145)
Fair value of plan assets at end of year	13,811	12,200	11,377

Funded status and accrued benefit at end of year	$5,228	$6,552	$6,949

Accumulated benefit obligation at end of year	$13,192	$13,297	$11,964

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2013	2012
Discount rate	5.00%	4.00%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2013	2012	2011
	(In thousands)
Service cost	$1,170	$1,094	$989
Interest cost	763	800	890
Expected return on assets	(948)	(867)	(876)
Amortization of transition asset	(12)	(12)	(12)
Amortization of actuarial loss	117	175	116

Net periodic pension cost	$1,090	$1,190	$1,107

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	5.00

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2013
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$-	$3,325	$-	$3,325
Small/mid U.S. equity	-	831	-	831
International equity	-	1,394	-	1,394
Balanced/asset allocation	-	693	-	693
Short-term fixed income	-	1,519	-	1,519
Fixed income	-	6,049	-	6,049
	$-	$13,811	$-	$13,811

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$-	$2,987	$-	$2,987
Small/mid U.S. equity	-	755	-	755
International equity	-	1,286	-	1,286
Balanced/asset allocation	-	603	-	603
Short-term fixed income	-	711	-	711
Fixed income	-	5,858	-	5,858
	$-	$12,200	$-	$12,200

Plan assets are all measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

The asset or liability fair value measurement level within fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The plan reports bonds and other obligations, short-term investments and equity securities at fair value based on published quotations.  Collective funds are valued in accordance with valuations provided by such Funds, which generally value marketable equity securities at the last reported sales price on the valuation date and other investments at fair value, as determined by each Fund’s manager.

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

The following is a reconciliation of Level 3 investments for which significant unobservable inputs were used to determine fair value:

Year Ended December 31, 2012

Balance at beginning of year	$844
Unrealized appreciation	-
Reductions for assets transferred during the year	(844)

Balance at end of year	$-

We had no Level 3 investments in 2013.

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2013 was an equity-based investment deployment of 40% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee.  The remainder of the portfolio is allocated to fixed income at 50% and other real assets up to 10% of total assets.  The assets of the plan were transferred to a new third-party provider during 2012 and were allocated to similar fund categories within such provider’s platform.   The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2014	$1,210
2015	863
2016	1,878
2017	595
2018	1,120
In aggregate for 2019 – 2023	5,418

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2014.

Postretirement Benefits - We provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement.  As of December 31, 2013 and 2012; the accrued liability recorded in other liabilities on the consolidated balance sheets amounted to $217,000 and $301,000, respectively.  Total expense associated with this plan amounted to $27,000 for the year ended 2013, $29,000 for the year ended 2012 and $25,000 for the year ended December 31, 2011.

401(k) - Employees are eligible to participate in a 401(k) plan.  We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan.  Our contributions to the plan were $231,000, $214,000 and $205,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

10.   DERIVATES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2013.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$1,755	N/A	-
Total derivatives designated as hedging instruments		$1,755		-

At December 31, 2013, we held no derivatives that were not designated as hedging instruments. We had no derivative financial instruments at December 31, 2012.

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

The following table presents information about our cash flow hedges at December 31, 2013:

		Weighted
	Notional	Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Received	Paid	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.8	0.24%	1.17%	$40
Forward starting interest rate swaps on FHLBB borrowings	135,000	7.2	-	2.93%	1,715
Total cash flow hedges	$155,000	6.8			$1,755

The five forward-starting interest rate swaps will become effective in 2014, 2015, and 2016 with notional amounts of $20.0 million, $47.5 million and $67.5 million, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  We did not recognize any hedge ineffectiveness in earnings in 2013.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities.  During the period ended December 31, 2013, we had no reclassifications to interest expense.  During the next 12 months, we estimate that $239,000 will be reclassified as an increase in interest expense.

The table below presents the pre-tax net gain of our cash flow hedges for the period indicated.

Year Ended December 31,
2013
Effective Portion:	(In thousands)
Amount of gain recognized in OCI	$1,755

During the year ended December 31, 2013, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

Credit-risk-related Contingent Features

By using derivative financial instruments, we expose the Company to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that we believe to be creditworthy and by limiting the amount of exposure to each counterparty.

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

As of December 31, 2013, we had no derivatives in a net liability position.

11.   REGULATORY CAPITAL

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

To ensure capital adequacy, the OCC regulations establish quantitative measures which require the Bank and Westfield Financial to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets and of tangible capital to tangible assets.  We believe, as of December 31, 2013 and 2012, that we met all capital adequacy requirements to which we are subject. Westfield Financial’s and the Bank’s capital ratios as of December 31, 2013 and 2012 are set forth in the following table.

As of December 31, 2013, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013

Total Capital (to Risk Weighted Assets):
Consolidated	$164,605	21.17%	$62,207	8.00%	N/A	-
Bank	157,484	20.30	62,073	8.00	$77,591	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$157,119	20.21	31,104	4.00	N/A	-
Bank	149,965	19.33	31,036	4.00	46,555	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$157,119	12.28	51,193	4.00	N/A	-
Bank	149,965	11.73	51,121	4.00	63,901	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	149,965	11.73	19,170	1.50	N/A	-

December 31, 2012
Total Capital (to Risk Weighted Assets):
Consolidated	$186,084	25.41%	$58,586	8.00%	N/A	-
Bank	176,904	24.24	58,390	8.00	$72,988	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	178,201	24.33	29,293	4.00	N/A	-
Bank	169,191	23.18	29,195	4.00	43,793	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	178,201	13.91	51,239	4.00	N/A	-
Bank	169,191	13.25	51,090	4.00	63,862	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	169,191	13.25	19,159	1.50	N/A	-

The following is a reconciliation of our GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2013	2012
	(In thousands)
Consolidated GAAP capital	$154,144	$189,187
Unrealized losses (gains) on certain available-for-sale
securities, net of tax	2,706	(13,253)
Unrealized loss on defined benefit pension plan	1,427	2,558
Accumulated net gain on cash flow hedges	(1,158)	-
Disallowed deferred tax asset	-	(291)
Tier 1 capital	157,119	178,201

Unrealized gains on certain available-for-sale equity securities	27	89
Allowance for loan losses	7,459	7,794

Total regulatory capital	$164,605	$186,084

On September 17, 2013, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 1,037,000 shares, or 5% of our outstanding shares of common stock. There were 433,954 shares available to be purchased under the repurchase program as of December 31, 2013.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval.  In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  At December 31, 2013 and 2012, the Bank had no retained earnings available for payment of dividends without prior regulatory approval.  The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.  Accordingly, $62.1 million and $58.4 million of our equity in the net assets of the Bank was restricted at December 31, 2013 and 2012, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.

12.   INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Current tax provision:
Federal	$795	$1,856	$1,179
State	96	215	106
Total	891	2,071	1,285

Deferred tax provision:
Federal	980	184	21
State	-	1	-
Total	980	185	21

Total	$1,871	$2,256	$1,306

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2013	2012	2011

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.7	1.7	1.0
Tax exempt income	(4.7)	(6.4)	(9.3)
Bank-owned life insurance (BOLI)	(6.1)	(5.7)	(7.1)
Gain on life insurance proceeds	(3.3)	(0.3)	-
Tax benefit of stock option buyout	(2.1)	-	-
Surrender of BOLI policies	-	1.9	-
Other, net	3.2	1.3	(0.4)

Effective tax rate	21.7%	26.5%	18.2%

Cash paid for income taxes for the years ended December 31, 2013, 2012 and 2011 was $941,000, $2.6 million and $16,000, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2013	2012
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$2,536	$2,650
Employee benefit and share-based compensation plans	2,071	2,970
Net unrealized loss on securities available for sale	837	-
Net unrealized loss on securities held to maturity	599	-
Defined benefit plan	735	1,318
Other-than-temporary impairment write-down	110	110
Other	334	245
	7,222	7,293

Deferred tax liabilities:
Net unrealized gain on derivative and hedging activity	(597)	-
Net unrealized gain on securities available for sale	-	(6,935)
Deferred loan fees	(117)	(179)
Other	(174)	(56)
	(888)	(7,170)

Net deferred tax asset	$6,334	$123

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

We do not have any uncertain tax positions at December 31, 2013 or 2012 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.  Interest of $9,000 was recorded for the year ended December 31, 2013.  No interest or penalties were recorded for the years ended December 31, 2012 and 2011.

Our income tax returns are subject to review and examination by federal and state tax authorities.  We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013.  The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2010 are open.

13.   TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers.  Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2013	2012
	(In thousands)

Balance at beginning of year	$16,264	$19,518
Principal distributions	2,713	1,063
Repayments of principal	(2,635)	(4,317)
Change in related party status	(10,117)	-

Balance at end of year	$6,225	$16,264

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

We do not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$99,899	$86,474
Loan commitments	10,260	14,984
Existing construction loan agreements	14,667	22,641
Standby letters of credit	1,728	2,190

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

During 2012, we entered into a risk participation agreement (“RPA”) with another financial institution.  The RPA is a guarantee to share credit risk associated with an interest rate swap on a participation loan in the event of counterparty default.   As such, we accept a portion of the credit risk in order to participate in the loan and we receive a one-time fee.  The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPA. Per the terms of the RPA, we must pledge collateral equal to our exposure for the interest rate swap.  We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2013, believe sufficient collateral is available to cover potential swap losses.  The term of the RPA, which correspond to the term of the underlying swap, is 10 years.  At December 31, 2013, the fair value of the interest rate swap was $632,000 of which we guarantee 50% of the amount in a default event.  The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swap and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2013, we would have been required to make payments of approximately $316,000.

Standby letters of credit are written conditional commitments issued by us that guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2013, outstanding commitments to extend credit totaled $126.6 million, with $27.0 million in fixed rate commitments with interest rates ranging from 2.75% to 12.00% and $99.6 million in variable rate commitments.  At December 31, 2012, outstanding commitments to extend credit totaled $126.3 million, with $35.5 million in fixed rate commitments with interest rates ranging from 3.50% to 12.00% and $91.3 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2046.  Certain of the leases provide for renewal periods for up to forty years at our discretion.  Rent expense under operating leases was $671,000, $625,000, and $591,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2013, are as follows:

Year Ending December 31,	Amount
(In thousands)

2014	$659
2015	630
2016	508
2017	406
2018	370
Thereafter	9,073
$11,646

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

15.   CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts.  As of December 31, 2013 and 2012, our residential and commercial related real estate loans represented 78.3% and 78.4% of total loans, respectively.  Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted.  For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof, and private-label residential mortgage-backed securities.  At December 31, 2013 and December 31, 2012, all fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored residential mortgage-backed securities	$-	$132,372	$-	$132,372
U.S. government guaranteed residential mortgage-backed securities	-	46,328	-	46,328
Corporate bonds	-	27,389	-	27,389
State and municipal bonds	-	18,897	-	18,897
Government-sponsored enterprise obligations	-	10,700	-	10,700
Mutual funds	5,919	-	-	5,919
Common and preferred stock	1,599	-	-	1,599
Total securities available for sale	7,518	235,686	-	243,204
Interest rate swaps	-	1,755	-	1,755
Total assets	$7,518	$237,441	$-	$244,959

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)

Government-sponsored residential mortgage-backed securities	$-	$328,023	$-	$328,023
U.S. government guaranteed residential mortgage-backed securities	-	130,735	-	130,735
Private-label residential mortgage-backed securities	-	52,337	-	52,337
State and municipal bonds	-	40,846	-	40,846
Government-sponsored enterprise obligations	-	62,060	-	62,060
Mutual funds	6,046	-	-	6,046
Common and preferred stock	1,460	-	-	1,460
Total assets	$7,506	$614,001	$-	$621,507

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2013 and 2012.  There were no interest rate swaps measured at fair value at December 31, 2012.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2013 and 2012.

	At			Year Ended
	December 31, 2013			December 31, 2013
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$2,069	$(31)
Total assets	$-	$-	$2,069	$(31)

	At			Year Ended
	December 31, 2012			December 31, 2012
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$1,229	$160
Other real estate owned	-	-	964	(166)
Total assets	$-	$-	$2,193	$(6)
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

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,742	$19,742	$-	$-	$19,742
Securities available for sale	243,204	7,518	237,441	-	243,204
Securities held to maturity	295,013	-	282,555	-	282,555
Federal Home Loan Bank of Boston and other restricted stock	15,631	-	-	15,631	15,631
Loans - net	629,968	-	-	631,417	631,417
Accrued interest receivable	4,201	-	-	4,201	4,201
Derivative assets	1,755	-	1,755	-	1,755

Liabilities:
Deposits	817,112	-	-	819,109	819,109
Short-term borrowings	48,197	-	48,197	-	48,197
Long-term debt	248,377	-	251,678	-	251,678
Accrued interest payable	392	-	-	392	392

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$11,761	$11,761	$-	$-	$11,761
Securities available for sale	621,507	7,506	614,001	-	621,507
Federal Home Loan Bank of Boston and other restricted stock	14,269	-	-	14,269	14,269
Loans - net	587,124	-	-	610,695	610,695
Accrued interest receivable	4,602	-	-	4,602	4,602

Liabilities:
Deposits	753,413	-	-	757,450	757,450
Short-term borrowings	69,934	-	69,936	-	69,936
Long-term debt	278,861	-	290,536	-	290,536
Accrued interest payable	471	-	-	471	471

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

We operate only in the U.S. domestic market, primarily in western Massachusetts.  For the years ended December 31, 2013, 2012 and 2011, there is no customer that accounted for more than 10% of our revenue.

18.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2013	2012
	(In thousands)
ASSETS:
Cash equivalents	$158	$572
Securities available for sale	1,599	2,772
Investment in subsidiaries	146,951	179,784
ESOP loan receivable	9,269	9,716
Other assets	5,912	6,142
TOTAL ASSETS	163,889	198,986

LIABILITIES:
ESOP loan payable	9,269	9,716
Other liabilities	476	83
EQUITY	154,144	189,187
TOTAL LIABILITIES AND EQUITY	$163,889	$198,986

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
INCOME:
Dividends from subsidiaries	$26,964	$42,372	$21,661
Interest income from securities	16	68	98
ESOP loan interest income	777	813	848
Gain (loss) on sale of securities, net	3	-	134
Other income	-	-	1
Total income	27,760	43,253	22,742

OPERATING EXPENSE:
Salaries and employee benefits	879	2,262	2,670
ESOP interest expense	777	813	848
Other	586	511	762
Total operating expense	2,242	3,586	4,280

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	25,518	39,667	18,462

EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARIES	(19,073)	(34,130)	(13,237)

NET INCOME BEFORE TAXES	6,445	5,537	5,225

INCOME TAX BENEFIT	(311)	(717)	(649)

NET INCOME	$6,756	$6,254	$5,874

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,756	$6,254	$5,874
Dividends in excess of earnings of subsidiaries	19,073	34,130	13,237
Net amortization of premiums and discounts on securities	-	-	1
Net realized securities gains	(3)	-	(134)
Change in other liabilities	198	36	(10)
Change in other assets	(487)	(271)	29
Other, net	1,422	2,089	2,439

Net cash provided by operating activities	26,959	42,238	21,799

INVESTING ACTIVITIES:
Purchase of securities	(349)	(1,533)	(1,095)
Proceeds from principal collections	1,307	575	1
Sale of securities	352	566	3,299

Net cash provided by (used in) investing activities	1,310	(392)	2,205

FINANCING ACTIVITIES:
Cash dividends paid	(5,872)	(10,721)	(14,305)
Common stock repurchased	(20,093)	(32,083)	(9,708)
Tender offer to purchase outstanding options	(2,151)	-	-
Excess tax expense in connection with tender offer completion	(566)
Excess tax (shortfall) benefit from share-based compensation	(1)	144	(4)
Issuance of common stock to ESOP	-	-	15
Issuance of common stock in connection with stock option exercises	-	1,041	359
Repayment of long-term debt	-	(446)	(446)

Net cash used in financing activities	(28,683)	(42,065)	(24,452)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(414)	(219)	(448)

CASH AND CASH EQUIVALENTS
Beginning of year	572	791	1,239

End of year	$158	$572	$791

Supplemental cashflow information:
Net cash due to (from) broker for common stock repurchased	299	(352)	352

19.   OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2013, 2012 and 2011.

20.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated.  The year to date totals may differ slightly due to rounding.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,349	$10,246	$10,348	$10,089
Interest expense	2,679	2,609	2,520	2,482

Net interest and dividend income	7,670	7,637	7,828	7,607

Provision for loan losses	(235)	(70)	(71)	120
Other noninterest income	957	981	1,003	1,013

Gain on bank-owned life insurance	-	563	-	-
Loss on prepayment of borrowings	(1,426)	(1,404)	(540)	-
Gain on sales of securities, net	1,427	823	546	330
Noninterest expense	6,515	6,789	6,851	6,488

Income before income taxes	2,348	1,881	2,057	2,342
Income tax provision	566	297	476	533
Net income	$1,782	$1,584	$1,581	$1,809

Basic earnings per share	$0.08	$0.08	$0.08	$0.09
Diluted earnings per share	$0.08	$0.08	$0.08	$0.09

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,715	$10,910	$10,853	$10,626
Interest expense	3,298	3,183	3,150	3,032

Net interest and dividend income	7,417	7,727	7,703	7,594

Provision for loan losses	220	260	218	-
Other noninterest income	968	804	1,007	1,321

Loss on sale of OREO	-	-	-	(1,017)
Gain on sales of securities, net	1,585	97	174	1,051
Noninterest expense	6,844	6,833	6,798	6,748

Income before income taxes	2,906	1,535	1,868	2,201
Income tax provision	567	561	481	647
Net income	$2,339	$974	$1,387	$1,554

Basic earnings per share	$0.09	$0.04	$0.06	$0.07
Diluted earnings per share	$0.09	$0.04	$0.06	$0.07