Form 10-Q
period 2014-03-31
WESTFIELD FINANCIAL INC
filed 2014-05-09
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 1, 2014, the registrant had 19,522,097 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.
WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	March 31,	December 31,
	2014	2013
ASSETS
CASH AND DUE FROM BANKS	$12,149	$14,112
FEDERAL FUNDS SOLD	93	521
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	9,128	5,109
CASH AND CASH EQUIVALENTS	21,370	19,742

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	233,899	243,204
SECURITIES HELD TO MATURITY (Fair value of $283,672 and $282,555 at March 31, 2014 and December 31,2013, respectively)	292,019	295,013
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,631	15,631
LOANS - Net of allowance for loan losses of $7,567 and $7,459 at March 31, 2014 and December 31, 2013, respectively	640,673	629,968
PREMISES AND EQUIPMENT, Net	11,004	10,995
ACCRUED INTEREST RECEIVABLE	4,120	4,201
BANK-OWNED LIFE INSURANCE	47,558	47,179
DEFERRED TAX ASSET, Net	6,697	6,334
OTHER ASSETS	2,045	4,574
TOTAL ASSETS	$1,275,016	$1,276,841

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$130,842	$145,040
Interest-bearing	675,853	672,072
Total deposits	806,695	817,112

SHORT-TERM BORROWINGS	58,460	48,197
LONG-TERM DEBT	248,568	248,377
SECURITIES PENDING SETTLEMENT	195	299
OTHER LIABILITIES	9,512	8,712
TOTAL LIABILITIES	1,123,430	1,122,697

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock - $.01 par value, 75,000,000 shares authorized, 19,784,743 shares issued and outstanding at March 31, 2014; 20,140,669 shares issued and outstanding at December 31, 2013	197	201
Additional paid-in capital	119,233	121,860
Unearned compensation - ESOP	(7,870)	(8,003)
Unearned compensation - Equity Incentive Plan	(162)	(187)
Retained earnings	43,888	43,248
Accumulated other comprehensive loss	(3,700)	(2,975)
Total shareholders' equity	151,586	154,144
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,275,016	$1,276,841
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED
(Dollars in thousands, except share and per share data)

	Three Months
	Ended March 31,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,247	$4,995
Commercial and industrial loans	1,277	1,241
Consumer loans	33	35
Debt securities, taxable	3,160	3,716
Debt securities, tax-exempt	210	304
Equity securities	36	37
Other investments - at cost	65	19
Federal funds sold, interest-bearing deposits and other short-term investments	6	2
Total interest and dividend income	10,034	10,349
INTEREST EXPENSE:
Deposits	1,291	1,387
Long-term debt	1,011	1,258
Short-term borrowings	77	34
Total interest expense	2,379	2,679
Net interest and dividend income	7,655	7,670
PROVISION (CREDIT) FOR LOAN LOSSES	100	(235)
Net interest and dividend income after provision (credit) for loan losses	7,555	7,905

NONINTEREST INCOME (LOSS):
Service charges and fees	670	572
Income from bank-owned life insurance	379	385
Loss on prepayment of borrowings	-	(1,426)
Gain on sales of securities, net	29	1,427
Total noninterest income	1,078	958
NONINTEREST EXPENSE:
Salaries and employees benefits	3,778	3,808
Occupancy	761	705
Computer operations	515	526
Professional fees	512	510
Other real estate owned expense	-	22
FDIC insurance assessment	165	161
Other	803	783
Total noninterest expense	6,534	6,515
INCOME BEFORE INCOME TAXES	2,099	2,348
INCOME TAX PROVISION	451	566
NET INCOME	$1,648	$1,782

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.09	$0.08
Weighted average shares outstanding	18,812,795	21,102,021
Diluted earnings per share	$0.09	$0.08
Weighted average diluted shares outstanding	18,812,795	21,102,075
See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$1,648	$1,782

Other comprehensive income (loss):
Unrealized (loss) gains on securities:
Unrealized holding (loss) gains on available for sale securities	1,277	(4,418)
Reclassification adjustment for gains realized in income	(29)	(1,427)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity	12	-
Net unrealized gain (loss)	1,260	(5,845)
Tax effect	(434)	2,007
Net-of-tax amount	826	(3,838)

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(2,390)	-
Reclassification adjustment for loss realized in interest expense	46	-
Tax effect	797	-
Net-of-tax amount	(1,547)	-

Defined benefit pension plans:
Reclassification adjustments (1) :
Actuarial loss	-	12
Transition asset	(5)	(3)
Net adjustments pertaining to defined benefit plans	(5)	9
Tax effect	1	(3)
Net-of-tax amount	(4)	6

Other comprehensive loss	(725)	(3,832)

Comprehensive income (loss)	$923	$(2,050)

See accompanying notes to unaudited consolidated financial statements.

 (1) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and benefit expense.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Comprehensive income (loss)	-	-	-	-	-	1,782	(3,832)	(2,050)
Common stock held by ESOP committed to be released (81,803 shares)	-	-	14	137	-	-	-	151
Share-based compensation - stock options	-	-	13	-	-	-	-	13
Share-based compensation - equity incentive plan	-	-	-	-	25	-	-	25
Excess tax benefit from equity incentive plan	-	-	1	-	-	-	-	1
Common stock repurchased	(941,080)	(9)	(7,069)	-	-	-	-	(7,078)
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,269)	-	(1,269)
BALANCE AT MARCH, 31 2013	21,902,642	$219	$137,677	$(8,416)	$(240)	$42,877	$6,863	$178,980

BALANCE, DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income (loss)	-	-	-	-	-	1,648	(725)	923
Common stock held by ESOP committed to be released (79,345 shares)	-	-	13	133	-	-	-	146
Share-based compensation - equity incentive plan	-	-	-	-	25	-	-	25
Excess tax benefit from equity incentive plan	-	-	1	-	-	-	-	1
Common stock repurchased	(355,926)	(4)	(2,641)	-	-	-	-	(2,645)
Return of dividends issued in connection with equity incentive plan	-	-	-	-	-	121	-	121
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(1,129)	-	(1,129)
BALANCE AT MARCH, 31 2014	19,784,743	$197	$119,233	$(7,870)	$(162)	$43,888	$(3,700)	$151,586
See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$1,648	$1,782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	100	(235)
Depreciation and amortization of premises and equipment	281	260
Net amortization of premiums and discounts on securities and mortgage loans	1,045	1,128
Net amortization of premiums on modified debt	156	155
Share-based compensation expense	25	38
ESOP expense	146	151
Excess tax benefits from equity incentive plan	(1)	(1)
Net gains on sales of securities	(29)	(1,427)
Loss on sale of other real estate owned	-	6
Loss on prepayment of borrowings	-	1,426
Deferred income tax benefit	-	(3)
Income from bank-owned life insurance	(379)	(385)
Changes in assets and liabilities:
Accrued interest receivable	81	125
Other assets	169	580
Other liabilities	207	(95)
Net cash provided by operating activities	3,449	3,505
INVESTING ACTIVITIES:
Securities, held to maturity:
Proceeds from calls, maturities, and principal collections	2,406	-
Securities, available for sale:
Purchases	(12,170)	(106,632)
Proceeds from sales	13,003	77,163
Proceeds from calls, maturities, and principal collections	9,323	29,298
Purchase of residential mortgages	(7,468)	(13,089)
Loan originations and principal payments, net	(2,750)	11,726
Purchase of Federal Home Loan Bank of Boston stock	-	(1,004)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	-	31
Proceeds from sale of other real estate owned	-	958
Purchases of premises and equipment	(313)	(310)
Proceeds from sale of premises and equipment	23	-
Net cash provided by (used in) investing activities	2,054	(1,859)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(10,417)	18,783
Net change in short-term borrowings	10,263	(14,107)
Repayment of long-term debt	-	(22,876)
Proceeds from long-term debt	35	32,034
Return of dividends issued in connection with equity incentive plan	121	-
Cash dividends paid	(1,129)	(1,269)
Common stock repurchased	(2,749)	(6,790)
Excess tax shortfalls benefits in connection with equity incentive plan	1	1
Net cash (used in) provided by financing activities	(3,875)	5,776

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,628	7,422
Beginning of period	19,742	11,761
End of period	$21,370	$19,183

Supplemental cashflow information:
Securities reclassified to loan portfolio	$606	$-
Interest paid	2,395	2,695
Taxes paid	41	53
Net cash due to (from) broker for common stock repurchased	195	(288)
See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2014, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

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

Earnings per common share for the three months ended March 31, 2014 and 2013 have been computed based on the following:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)

Net income applicable to common stock	$1,648	$1,782

Average number of common shares issued	19,933	22,311
Less: Average unallocated ESOP Shares	(1,120)	(1,202)
Less: Average ungranted equity incentive plan shares	-	(7)

Average number of common shares outstanding used
to calculate basic earnings per common share	18,813	21,102

Effect of dilutive stock options	-	-

Average number of common shares outstanding used
to calculate diluted earnings per common share	18,813	21,102

Basic earnings per share	$0.09	$0.08

Diluted earnings per share	$0.09	$0.08

Antidilutive shares (1)	-	1,661
___________________
(1)
Shares outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.  At March 31, 2014, there were no stock options outstanding.

3.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)

Net unrealized loss on securities available for sale	$(1,162)	$(2,410)
Tax effect	407	837
Net-of-tax amount	(755)	(1,573)

Net unrealized losses on securities transferred from
available-for-sale to held-to-maturity (1)	(1,720)	(1,732)
Tax effect	595	599
Net-of-tax amount	(1,125)	(1,133)

Fair value of derivatives used for cash flow hedges	(589)	1,755
Tax effect	200	(597)
Net-of-tax amount	(389)	1,158

Unrecognized transition asset pertaining to defined benefit plan	5	10
Unrecognized deferred loss pertaining to defined benefit plan	(2,172)	(2,172)
Net adjustments pertaining to defined benefit plans	(2,167)	(2,162)
Tax effect	736	735
Net-of-tax amount	(1,431)	(1,427)

Accumulated other comprehensive loss	$(3,700)	$(2,975)
_________________________________
(1) The net unrealized loss at the date of transfer before tax was $1.5 million for all securities transferred in 2013. The gains or losses on individual securities are amortized through comprehensive income over the remaining life of the security.

The following table presents changes in accumulated other comprehensive (loss) income for the periods ended March 31, 2014 and 2013 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2012	$13,253	$-	$(2,558)	$10,695
Current-period other comprehensive income (loss)	(3,838)	-	6	(3,832)
Balance at March 31, 2013	$9,415	$-	$(2,552)	$6,863

Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive income (loss)	826	(1,547)	(4)	(725)
Balance at March 31, 2014	$(1,880)	$(389)	$(1,431)	$(3,700)

4.      SECURITIES

Securities available for sale and held to maturity are summarized as follows:
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$137,860	$423	$(2,848)	$135,435
U.S. government guaranteed mortgage-backed securities	33,806	168	(135)	33,839
Corporate bonds	28,686	808	(129)	29,365
State and municipal bonds	16,501	660	-	17,161
Government-sponsored enterprise obligations	10,713	23	(242)	10,494
Mutual funds	6,186	7	(214)	5,979
Common and preferred stock	1,309	317	-	1,626

Total available for sale securities	235,061	2,406	(3,568)	233,899

Held to maturity securities:
Government-sponsored mortgage-backed securities	174,411	78	(4,533)	169,956
U.S. government guaranteed mortgage-backed securities	39,501	-	(1,200)	38,301
Corporate bonds	27,350	73	(354)	27,069
State and municipal bonds	7,334	34	(226)	7,142
Government-sponsored enterprise obligations	43,423	12	(2,231)	41,204

Total held to maturity securities	292,019	197	(8,544)	283,672

Total	$527,080	$2,603	$(12,112)	$517,571

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$135,981	$419	$(4,028)	$132,372
U.S. government guaranteed mortgage-backed securities	46,225	240	(137)	46,328
Corporate bonds	26,716	766	(93)	27,389
State and municipal bonds	18,240	659	(2)	18,897
Government-sponsored enterprise obligations	10,992	18	(310)	10,700
Mutual funds	6,150	8	(239)	5,919
Common and preferred stock	1,310	289	-	1,599

Total available for sale securities	245,614	2,399	(4,809)	243,204

Held to maturity securities:
Government-sponsored mortgage-backed securities	176,986	-	(6,819)	170,167
U.S. government guaranteed mortgage-backed securities	39,705	-	(1,391)	38,314
Corporate bonds	27,566	30	(567)	27,029
State and municipal bonds	7,351	5	(345)	7,011
Government-sponsored enterprise obligations	43,405	-	(3,371)	40,034

Total held to maturity securities	295,013	35	(12,493)	282,555

Total	$540,627	$2,434	$(17,302)	$525,759

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2014, by maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2014
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$39,206	$38,117	$45,982	$43,823
Due after ten years	132,460	131,157	167,930	164,434
Total	$171,666	$169,274	$213,912	$208,257

Debt securities:
Due in one year or less	$1,245	$1,259	$-	$-
Due after one year through five years	32,406	33,181	22,987	22,638
Due after five years through ten years	22,064	22,378	39,578	38,086
Due after ten years	185	202	15,542	14,691
Total	$55,900	$57,020	$78,107	$75,415

Gross realized gains and losses on sales of securities available for sale for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Gross gains realized	$193	$1,442
Gross losses realized	(164)	(15)
Net gain realized	$29	$1,427

Proceeds from the sale of securities available for sale amounted to $13.0 million and $77.2 million for the three months ended March 31, 2014 and 2013, respectively.

The tax provision applicable to net realized gains and losses was $9,000 and $488,000 for the three months ended March 31, 2014 and 2013, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$2,242	$112,966	$606	$10,131
U.S. government guaranteed mortgage-backed securities	135	9,507	-	-
Corporate bonds	129	8,217	-	-
Government-sponsored enterprise obligations	242	7,258	-	-
Mutual funds	66	3,240	148	1,678

Total available for sale	2,814	141,188	754	11,809

Held to maturity:
Government-sponsored mortgage-backed securities	3,730	124,922	803	36,289
U.S. government guaranteed mortgage-backed securities	1,200	38,301	-	-
Corporate bonds	354	22,065	-	-
State and municipal bonds	226	5,044	-	-
Government-sponsored enterprise obligations	1,830	34,107	401	4,568

Total held to maturity	7,340	224,439	1,204	40,857

Total	$10,154	$365,627	$1,958	$52,666

	December 31, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$3,717	$118,846	$311	$2,761
U.S. government guaranteed mortgage-backed securities	137	15,045	-	-
Corporate bonds	93	4,659	-	-
State and municipal bonds	2	256	-	-
Government-sponsored enterprise obligations	310	7,189	-	-
Mutual funds	84	3,205	155	1,656

Total available for sale	4,343	149,200	466	4,417

Held to maturity:
Government-sponsored mortgage-backed securities	5,866	145,438	953	24,729
U.S. government guaranteed mortgage-backed securities	1,391	38,314	-	-
Corporate bonds	567	22,059	-	-
State and municipal bonds	345	5,852	-	-
Government-sponsored enterprise obligations	3,330	38,228	41	1,806

Total held to maturity	11,499	249,891	994	26,535

Total	$15,842	$399,091	$1,460	$30,952

	March 31, 2014
	Less Than 12 Months				Over 12 Months
	Number of Securities	AC Basis	Gross Loss	Depreciation from AC Basis (%)	Number of Securities	AC Basis	Gross Loss	Depreciation from AC Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	56	$243,860	$(5,972)	2.4%	13	$47,829	$(1,409)	2.9%
U.S. government guaranteed mortgage-backed securities	8	49,143	(1,335)	2.7	-	-	-	-
Government sponsored enterprise obligations	11	43,437	(2,072)	4.8	1	4,969	(401)	8.1
Corporate Bonds	13	30,765	(483)	1.6	-	-	-	-
State and municipal bonds	11	5,270	(226)	4.3	-	-	-	-
Mutual funds	1	3,306	(66)	2.0	1	1,826	(148)	8.1

These unrealized losses are the result of changes in interest rates and not credit quality.  Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2014	2013
	(In thousands)
Commercial real estate	$274,131	$264,476
Residential real estate:
Residential	202,759	198,686
Home equity	35,890	35,371
Commercial and industrial	133,116	135,555
Consumer	1,495	2,572
Total Loans	647,391	636,660
Unearned premiums and deferred loan fees and costs, net	849	767
Allowance for loan losses	(7,567)	(7,459)
	$640,673	$629,968

During the three months ended March 31, 2014 and 2013, we purchased residential real estate loans aggregating $7.5 million and $13.1 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets.  We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties.  At March 31, 2014 and December 31, 2013, we serviced loans for participants aggregating $16.3 million and $14.3 million, respectively.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80% and we do not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.  Home equity loans are secured by first or second mortgages on one-to-four family owner occupied properties.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2014 and 2013 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (credit)	(251)	33	(23)	2	4	(235)
Charge-offs	(20)	(57)	(72)	(5)	-	(154)
Recoveries	154	-	5	1	-	160
Balance at March 31, 2013	$3,289	$1,722	$2,077	$11	$466	$7,565

Balance at December 31, 2013	$3,549	$1,707	$2,192	$13	$(2)	$7,459
Provision (credit)	140	119	(172)	7	6	100
Charge-offs	-	(15)	(74)	(10)	-	(99)
Recoveries	-	1	103	3	-	107
Balance at March 31, 2014	$3,689	$1,812	$2,049	$13	$4	$7,567

Further information pertaining to the allowance for loan losses by segment at March 31, 2014 and December 31, 2013 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2014

Amount of allowance for loans individually evaluated and deemed impaired	$9	$-	$10	$-	$-	$19
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,680	1,812	2,039	13	4	7,548
Total allowance for loan losses	$3,689	$1,812	$2,049	$13	$4	$7,567

Loans individually evaluated and deemed impaired	$14,860	$214	$1,727	$-	$-	$16,801
Loans collectively or individually evaluated and not deemed impaired	259,271	238,435	131,389	1,495	-	630,590
Total loans	$274,131	$238,649	$133,116	$1,495	$-	$647,391

December 31, 2013

Amount of allowance for loans individually evaluated and deemed impaired	$82	$-	$15	$-	$-	$97
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,467	1,707	2,177	13	(2)	7,362
Total allowance for loan losses	$3,549	$1,707	$2,192	$13	$(2)	$7,459

Loans individually evaluated and deemed impaired	14,962	234	1,352	-	-	16,548
Loans collectively or individually evaluated and not deemed impaired	249,514	233,823	134,203	2,572	-	620,112
Total loans	$264,476	$234,057	$135,555	$2,572	$-	$636,660

The following is a summary of past due and non-accrual loans by class at March 31, 2014 and December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
March 31, 2014
Commercial real estate	$3,260	$145	$782	$4,187	$-	$1,310
Residential real estate:
Residential	746	224	611	1,581	-	931
Home equity	304	-	22	326	-	56
Commercial and industrial	619	65	139	823	-	798
Consumer	4	15	1	20	-	2
Total	$4,933	$449	$1,555	$6,937	$-	$3,097

December 31, 2013
Commercial real estate	$430	$146	$793	$1,369	$-	$1,449
Residential real estate:
Residential	1,004	325	311	1,640	-	712
Home equity	217	-	2	219	-	38
Commercial and industrial	516	780	140	1,436	-	386
Consumer	25	16	1	42	-	1
Total	$2,192	$1,267	$1,247	$4,706	$-	$2,586

The following is a summary of impaired loans by class at March 31, 2014 and December 31, 2013:

				Three Months Ended
	At March 31, 2014			March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,431	$1,747	$-	$1,440	$-
Residential real estate	214	305	-	224	-
Commercial and industrial	766	789	-	576	-
Total	2,411	2,841	-	2,240	-

Impaired loans with a valuation allowance:
Commercial real estate	13,429	13,429	9	13,471	143
Commercial and industrial	961	961	10	964	10
Total	14,390	14,390	19	14,435	153

Total impaired loans	$16,801	$17,231	$19	$16,675	$153

				Three Months Ended
	At December 31, 2013			March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,449	$1,756	$-	$1,542	$-
Residential real estate	234	306	-	273	-
Commercial and industrial	385	487	-	392	-
Total	2,068	2,549	-	2,207	-

Impaired loans with a valuation allowance:
Commercial real estate	13,513	13,513	82	13,800	147
Commercial and industrial	967	967	15	988	11
Total	14,480	14,480	97	14,788	158

Total impaired loans	$16,548	$17,029	$97	$16,995	$158

All interest income recognized for impaired loans was recognized on the accrual basis during the three months ended March 31, 2014 and 2013.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three months ended March 31, 2014 and 2013.

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring.  The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	March 31, 2013
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	1	$44
Total	1	$44

No TDRs defaulted during the three months ended March 31, 2014.

There were no charge-offs on TDRs during the three months ended March 31, 2014.  There was $36,000 in charge-offs on TDRs during the three months ended March 31, 2013.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $27.7 million and $23.4 million at March 31, 2014 and December 31, 2013, respectively.  We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at March 31, 2014 and December 31, 2013:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2014
Loans rated 1 – 3	$223,071	$201,828	$35,834	$112,975	$1,495	$575,203
Loans rated 4	42,407	-	-	8,498	-	50,905
Loans rated 5	693	-	-	417	-	1,110
Loans rated 6	7,960	931	56	11,226	-	20,173
	$274,131	$202,759	$35,890	$133,116	$1,495	$647,391

December 31, 2013
Loans rated 1 – 3	$213,985	$197,974	$35,333	$108,671	$2,571	$558,534
Loans rated 4	41,459	-	-	15,722	-	57,181
Loans rated 5	1,972	-	-	3,509	-	5,481
Loans rated 6	7,060	712	38	7,653	1	15,464
	$264,476	$198,686	$35,371	$135,555	$2,572	$636,660

6.  SHARE-BASED COMPENSATION

Under our 2007 Recognition and Retention Plan and our 2007 Stock Option Plan, we may grant up to 624,041 stock awards and 1,560,101 stock options, respectively, to our directors, officers, and employees.

During the third quarter of 2013, we completed a tender offer to purchase for cancellation 1,665,415 outstanding options to purchase common stock.  The recipients of each eligible option tendered received a cash payment equal to the current fair valuation of the option as measured under the binomial model.  The total cash paid to purchase the options was $2.1 million, which resulted in a decrease to cash and shareholders’ equity.  A deferred tax asset of $566,000 was charged to shareholders’ equity as a result of the tender offer.  As of December 31, 2013, 57,232 stock options that had been available for future grants were returned to the 2007 Stock Option Plan reserve and the 2002 and 2007 Stock Option Plans were frozen.

Stock awards are recorded as unearned compensation based on the market price at the date of grant.  Unearned compensation is amortized over the vesting period.  No stock awards were granted during the three months ended March 31, 2014. At March 31, 2014, no stock awards were available for future grants.

No stock options were granted during the three months ended March 31, 2014.

Our stock award and stock option plans activity for the three months ended March 31, 2014 and 2013 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	25,720	$7.93	-	-
No activity	-	-	-	-
Outstanding at March 31, 2014	25,720	$7.93	-	-

Outstanding at December 31, 2012	33,800	$8.23	1,669,431	$10.02
No activity	-	-	-	-
Outstanding at March 31, 2013	33,800	$8.23	1,669,431	$10.02

We recorded compensation cost related to the stock awards of $25,000 for the three months ended March 31, 2014.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day.  Short-term borrowings issued by the FHLBB were $20.0 million at March 31, 2014 and December 31, 2013, respectively. There were no advances outstanding on the line of credit as of March 31, 2014 and December 31, 2013, respectively.  Customer repurchase agreements were $38.5 million at March 31, 2014 and $28.2 million at December 31, 2013.  A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.  This transaction settles immediately on a same day basis in immediately available funds.  Interest paid is commensurate with other products of equal interest and credit risk.  All of our customer repurchase agreements at March 31, 2014 and December 31, 2013, were held by commercial customers. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under this line of credit at March 31, 2014 or December 31, 2013.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more.  At March 31, 2014, we had $232.9 million in long-term debt with the FHLBB and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer.  This compares to $232.7 million in long-term debt with FHLBB advances and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2013.  The agreement to repurchase is callable at the issuer’s option beginning in the year 2014.  Customer repurchase agreements were $5.6 million at March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2013, we prepaid repurchase agreements in the amount $9.0 million and incurred a prepayment expense of $1.4 million. The repurchase agreements had a weighted average cost of 3.77%.  The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.  There were no such prepayments on any repurchase agreements for the three months ended March 31, 2014.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

8.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$250	$277
Interest cost	206	178
Expected return on assets	(240)	(232)
Transition asset	(3)	(3)
Actuarial loss	-	12
Net periodic pension cost	$213	$232

We maintain a pension plan for our eligible employees.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2014.  No contributions have been made to the plan for the three months ended March 31, 2014.  The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan provider.

9. DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2014 and December 31, 2013.

March 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$31	Other Liabilities	$620
Total derivatives designated as hedging instruments		$31		$620

December 31, 2013	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$1,755	N/A	$-
Total derivatives designated as hedging instruments		$1,755		$-

At March 31, 2014, we held no derivatives that were not designated as hedging instruments.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest income and expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into interest rate swaps in September 2013 as part of our interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.  As of March 31, 2014, we had six forward-starting interest rate swaps with a notional amount of $155.0 million related to our cash outflows associated with various FHLB advances. The forward-starting interest rate swaps are effective between October 2013 and September 2016, and they mature between October 2017 and September 2022.

The following table presents information about our cash flow hedges at March 31, 2014 and December 31, 2013:

March 31, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.5	0.24%	1.17%	$31
Forward starting interest rate swaps on FHLBB borrowings	135,000	7.0	-	2.93%	(620)
Total cash flow hedges	$155,000	6.5			$(589)

December 31, 2013	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.8	0.24%	1.17%	$40
Forward starting interest rate swaps on FHLBB borrowings	135,000	7.2	-	2.93%	1,715
Total cash flow hedges	$155,000	6.8			$1,755

The five forward-starting interest rate swaps will become effective in 2014, 2015, and 2016 with notional amounts of $20.0 million, $47.5 million and $67.5 million, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  We did not recognize any hedge ineffectiveness in earnings during the three months ended March 31, 2014.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities.  The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $46,000 during the three months ended March 31, 2014.  We had no gain or loss reclassified from accumulated comprehensive income into income during the three months ended March 31, 2013. During the next 12 months, we estimate that $326,000 will be reclassified as an increase in interest expense.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest rate swaps	$(2,390)	$-

Credit-risk-related Contingent Features

By using derivative financial instruments, we expose ourselves to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that we believe to be creditworthy and by limiting the amount of exposure to each counterparty.

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

As of March 31, 2014, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $628,000. As of March 31, 2014, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements.  If we had breached any of these provisions at March 31, 2014, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available for sale:
Government-sponsored residential mortgage-backed securities	$-	$135,435	$-	$135,435
U.S. government guaranteed residential mortgage-backed securities	-	33,839	-	33,839
Corporate bonds	-	29,365	-	29,365
State and municipal bonds	-	17,161	-	17,161
Government-sponsored enterprise obligations	-	10,494	-	10,494
Mutual funds	5,979	-	-	5,979
Common and preferred stock	1,626	-	-	1,626
Total assets	$7,605	$226,294	$-	$233,899

Liabilities:
Interest rate swaps, net	$-	$589	$-	$589

		December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:		(In thousands)
Government-sponsored residential mortgage-backed securities	$-	$132,372	$-	$132,372
U.S. government guaranteed residential mortgage-backed securities	-	46,328	-	46,328
Corporate bonds	-	27,389	-	27,389
State and municipal bonds	-	18,897	-	18,897
Government-sponsored enterprise obligations	-	10,700	-	10,700
Mutual funds	5,919	-	-	5,919
Common and preferred stock	1,599	-	-	1,599
Total securities available for sale	7,518	235,686	-	243,204
Interest rate swaps	-	1,755	-	1,755
Total assets	$7,518	$237,441	$-	$244,959

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2014 and 2013.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2014 and 2013.

	At			Three Months Ended
	March 31, 2014			March 31, 2014
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$96	$(15)
Total assets	$-	$-	$96	$(15)

	At			Three Months Ended
	March 31, 2013			March 31, 2013
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$-	$-	$2,166	$69
Total assets	$-	$-	$2,166	$69

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

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2014 and 2013.  We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	March 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$21,370	$21,370	$-	$-	$21,370
Securities available for sale	233,899	7,605	226,294	-	233,899
Securities held to maturity	292,019	-	283,672	-	283,672
Federal Home Loan Bank of Boston and other restricted stock	15,631	-	-	15,631	15,631
Loans - net	640,673	-	-	643,402	643,402
Accrued interest receivable	4,120	-	-	4,120	4,120

Liabilities:
Deposits	806,695	-	-	808,147	808,147
Short-term borrowings	58,460	-	58,459	-	58,459
Long-term debt	248,568	-	252,368	-	252,368
Accrued interest payable	376	-	-	376	376
Derivative liabilities, net	589	-	589	-	589

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,742	$19,742	$-	$-	$19,742
Securities available for sale	243,204	7,518	235,686	-	243,204
Securities held to maturity	295,013	-	282,555	-	282,555
Federal Home Loan Bank of Boston and other restricted stock	15,631	-	-	15,631	15,631
Loans - net	629,968	-	-	631,417	631,417
Accrued interest receivable	4,201	-	-	4,201	4,201
Derivative assets	1,755	-	1,755	-	1,755

Liabilities:
Deposits	817,112	-	-	819,109	819,109
Short-term borrowings	48,197	-	48,197	-	48,197
Long-term debt	248,377	-	251,678	-	251,678
Accrued interest payable	392	-	-	392	392

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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

You should read the following financial results for the three months ended March 31, 2014 in the context of this strategy.

●	Net income was $1.6 million, or $0.09 per diluted share, for the three months ended March 31, 2014, compared to $1.8 million, or $0.08 per diluted share, for the same period in 2013.

●
The provision (credit) for loan losses was $100,000 and $(235,000) for the three months ended March 31, 2014 and 2013, respectively.  The credit for loan losses in the 2013 period was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.

●
Net interest income was $7.7 million for both the three months ended March 31, 2014 and 2013, respectively.  The net interest margin, on a tax-equivalent basis, was 2.63% for the three months ended March 31, 2014, compared to 2.59% for the same period in 2013.  The stable net interest income was primarily due to an 11 basis point decrease in the cost of average interest-bearing liabilities along with a shift in average interest-earning assets out of securities and into loans, which tend to carry a higher average yield.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2013 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013

Total assets were stable at $1.3 billion at March 31, 2014 and December 31, 2013.  Securities decreased $12.3 million to $541.5 million at March 31, 2014, from $553.8 million at December 31, 2013.

We have entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. The swap contracts have start dates ranging from the fourth quarter 2013 to the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability.  On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps is expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio.  This is consistent with our objective to reduce total volatility in tangible book value and AOCI.

Total loans increased by $10.8 million to $648.2 million at March 31, 2014 from $637.4 million at December 31, 2013.  Commercial real estate loans increased $9.6 million to $274.1 million at March 31, 2014 from $264.5 at December 31, 2013.  Non-owner occupied commercial real estate loans increased $11.1 million to $163.0 million at March 31, 2014 from $151.9 million at December 31, 2013, while owner occupied commercial real estate loans decreased $1.4 million to $111.1 million at March 31, 2014, from $112.5 million at December 31, 2013.  Commercial and industrial loans decreased $2.4 million to $133.2 million at March 31, 2014 from $135.6 million at December 31, 2013.  The primary reason for the decreases in commercial and industrial loans and owner occupied commercial real estate loans was the payoff of a commercial loan relationship totaling $7.9 million that occurred during the first quarter of 2014, which offset growth in these same areas.

Residential loans increased $4.5 million to $238.6 million at March 31, 2014 from $234.1 million at December 31, 2013.  Through our long standing relationship with a third-party mortgage company, we purchased a total of $4.2 million in residential loans within and contiguous to our market area.  In addition, we purchased $3.3 million in residential loans from a New England-based bank as a means of supplementing our purchased mortgage relationships.  While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans were $3.1 million at March 31, 2014 and $2.6 million at December 31, 2013.  The increase in nonaccrual loans for the quarter ended March 31, 2014 was primarily due to a single commercial loan relationship of $497,000.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $43,000 for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014 and December 31, 2013, there was no real estate in foreclosure.  At March 31, 2014 and December 31, 2013, our nonperforming loans to total loans were 0.48% and 0.41%, respectively, while our nonperforming assets to total assets were 0.24% and 0.20%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits decreased $10.4 million to $806.7 million at March 31, 2014 from $817.1 million at December 31, 2013.  The decrease in deposits was due to a $16.4 million decrease in checking accounts, which were $173.6 million and $190.0 million at March 31, 2014 and December 31, 2013, respectively.  This was primarily the result of an $18.2 million customer withdrawal during the first quarter of 2014.  Money market accounts increased $6.3 million to $210.8 million at March 31, 2014 from $204.5 million at December 31, 2013.  We modified the interest rate structure on consumer checking accounts, which resulted in some funds from consumer checking shifting to the relationship-based money market account.  Regular savings accounts decreased $268,000 to $81.0 million while time deposit accounts decreased $150,000 to $341.3 million at March 31, 2014 from December 31, 2013, respectively.

Borrowings increased $10.4 million to $307.0 million at March 31, 2014 from $296.6 million at December 31, 2013.  Short-term borrowings increased $10.2 million to $58.4 million at March 31, 2014 from $48.2 million at December 31, 2013.  Long-term debt increased $200,000 to $248.6 million from $248.4 million at December 31, 2013.  The change in our short-term debt and long-term borrowings was to take advantage of short-term, low cost FHLBB funding in this interest rate environment.  Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity was $151.6 million and $154.1 million, which represented 11.9% and 12.1% of total assets at March 31, 2014 and December 31, 2013, respectively.  The decrease in shareholders’ equity during the quarter reflects the repurchase of 355,926 shares of our common stock at a cost of $2.6 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $1.1 million and a decrease in other comprehensive income of $725,000 due to changes in the market value of securities.  This was partially offset by net income of $1.6 million for the three months ended March 31, 2014.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

General

Net income was $1.6 million, or $0.09 per diluted share, for the quarter ended March 31, 2014, compared to $1.8 million, or $0.08 per diluted share, for the same period in 2013.  Net interest income was $7.7 million for both the three months ended March 31, 2014 and 2013, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2014 and 2013, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2014			2013
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$640,855	$6,595	4.12%	$590,290	$6,309	4.28%
Securities(2)	530,046	3,506	2.65	613,288	4,202	2.74
Other investments - at cost	17,530	65	1.48	16,671	19	0.46
Short-term investments(3)	13,017	6	0.18	8,016	2	0.10
Total interest-earning assets	1,201,448	10,172	3.39	1,228,265	10,532	3.43
Total noninterest-earning assets	72,994			65,848

Total assets	$1,274,442			$1,294,113

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$42,892	28	0.26	$50,195	37	0.29
Savings accounts	80,462	20	0.10	91,770	37	0.16
Money market accounts	210,884	193	0.37	174,218	165	0.38
Time certificates of deposit	340,428	1,050	1.23	326,384	1,148	1.41
Total interest-bearing deposits	674,666	1,291		642,567	1,387
Short-term borrowings and long-term debt	308,642	1,088	1.41	346,382	1,292	1.49
Interest-bearing liabilities	983,308	2,379	0.97	988,949	2,679	1.08
Noninterest-bearing deposits	129,423			112,947
Other noninterest-bearing liabilities	9,077			10,050
Total noninterest-bearing liabilities	138,500			122,997

Total liabilities	1,121,808			1,111,946
Total equity	152,634			182,167
Total liabilities and equity	$1,274,442			$1,294,113
Less: Tax-equivalent adjustment(2)		(138)			(183)
Net interest and dividend income		$7,655			$7,670
Net interest rate spread(4)			2.42%			2.35%
Net interest margin(5)			2.63%			2.59%
Ratio of average interest-earning
assets to average interest-bearing liabilities			122.18			124.20
________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
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

	Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$540	$(254)	$286
Securities (1)	(570)	(126)	(696)
Other investments - at cost	1	45	46
Short-term investments	1	3	4
Total interest-earning assets	(28)	(332)	(360)

Interest-bearing liabilities
Interest-bearing accounts	(5)	(4)	(9)
Savings accounts	(5)	(12)	(17)
Money market accounts	35	(7)	28
Time deposits	49	(147)	(98)
Short-term borrowing and long-time debt	(141)	(63)	(204)
Total interest-bearing liabilities	(67)	(233)	(300)
Change in net interest and dividend income	$39	$(99)	$(60)
__________________________

(1)
Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.7 million for both the three months ended March 31, 2014 and 2013, respectively.  The net interest margin, on a tax-equivalent basis, was 2.63% for the three months ended March 31, 2014, compared to 2.59% for the same period in 2013.

The stable net interest income was primarily driven by an 11 basis point reduction in the cost of interest-bearing liabilities in addition to a shift in average interest-earnings assets from securities into loans.  Interest expense decreased $300,000 to $2.4 million for the three months ended March 31, 2014 from $2.7 million for the same period in 2013.  The average cost of interest-bearing liabilities decreased 11 basis points to 0.97% for the three months ended March 31, 2014 from 1.08% for the same period in 2013.  The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits along with a decrease in the volume of short-term borrowings and long-term debt.  The cost of time deposits decreased 18 basis points to 1.23% for the three months ended March 31, 2014 from 1.41% for the three months ended March 31, 2013, primarily due to time deposit balances maturing and being reinvested into lower rates.  In addition, the average balance of short-term borrowings and long-term debt decreased $37.7 million to $308.6 million at March 31, 2014.  During 2013, we prepaid a total of $43.3 million in repurchase agreements that had a weighted average cost of 2.99% and their prepayment resulted in a decrease to the cost of funds and an increase to the net interest margin for the three months ended March 31, 2014.

Interest on earning-assets, on a tax-equivalent basis, decreased $360,000 to $10.2 million for the three months ended March 31, 2014, from $10.5 million for the same period in 2013. The average balance of interest-earning assets decreased $26.8 million to $1.2 billion for March 31, 2014.  The average yield on interest-earning assets decreased 4 basis points to 3.39% for the three months ended March 31, 2014 from 3.43% for the same period in 2013.  While the average balance of and average yield on interest-earning assets decreased, the asset mix showed a favorable shift from securities into loans, which helped to mitigate the reduction in average yield on interest-earning assets due to the higher average yield on loans.  The average balance of securities decreased $83.3 million to $530.0 million from $613.3 million, while the average balance of loans increased $50.6 million to $640.9 million from $590.3 million for the three months ended March 31, 2014 from the same period in 2013.  The change in average asset balances is the result of our strategy to gradually shift our asset mix out of securities and into loans, which should have a favorable impact our net interest margin in future periods.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended March 31, 2014 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in commercial real estate loans and residential real estate loans, which were partially offset by a decrease in commercial and industrial loans, loan charge-offs and the continuous improvement of the overall risk profile of the commercial loan portfolio.  After evaluating these factors, we recorded a provision of $100,000 for loan losses for the three months ended March 31, 2014, compared to a credit of $235,000 for the same period in 2013.  The allowance was $7.6 million and $7.5 million and 1.17% of total loans at March 31, 2014 and December 31, 2013, respectively.

Commercial real estate loans increased $9.6 million to $274.1 million at March 31, 2014 from $264.5 at December 31, 2013.  Non-owner occupied commercial real estate loans increased $11.1 million to $163.0 million at March 31, 2014 from $151.9 million at December 31, 2013, while owner occupied commercial real estate loans decreased $1.4 million to $111.1 million at March 31, 2014, from $112.5 million at December 31, 2013.  Residential loans increased $4.5 million to $238.6 million at March 31, 2014 from $234.1 million at December 31, 2013.  Commercial and industrial loans decreased $2.4 million to $133.2 million at March 31, 2014 from $135.6 million at December 31, 2013.  We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

The credit for loan losses during the 2013 period was the result of continued improvement in the overall risk profile of the commercial loan portfolio.  Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $230,000 to $308,000 at March 31, 2013.  A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying consolidated financial statements.

Net recoveries were $8,000 for the three months ended March 31, 2014.  This comprised recoveries of $107,000 for the three months ended March 31, 2014, offset partially by charge-offs of $99,000 for the same period.

Net recoveries were $6,000 for the three months ended March 31, 2013.  This comprised recoveries of $160,000 for the three months ended March 31, 2013, offset partially by charge-offs of $154,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $120,000 to $1.1 million for the three months ended March 31, 2014, compared to $958,000 for the same period in 2013.  Service charges and fees increased $98,000 to $670,000 at March 31, 2014, from $572,000 at March 31, 2013.  The increase was primarily due to the collection of $97,000 in prepayment fees on a commercial loan relationship that paid off early.  Fees collected from card-based transactions increased $21,000 for the three months ended March 31, 2014, which reflects an increase in customer debit card and automated teller machine transactions.  Fees from the third-party mortgage company decreased $14,000 to $30,000 for the three months ended March 31, 2014.  In addition, while there were $1.4 million in gains on sales of securities during the three months ended March 31, 2013, we also incurred $1.4 million in expense on the prepayment of borrowings.

Noninterest Expense

Noninterest expense was stable at $6.5 million for the three months ended March 31, 2014 and 2013. Salaries and benefits remained consistent at $3.8 million for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

For the three months ended March 31, 2014, we had a tax provision of $451,000 as compared to $566,000 for the same period in 2013.  The effective tax rate was 21.5% for the three months ended March 31, 2014 and 24.1% for the same period in 2013.  The change in effective tax rate from March 31, 2013 reflects lower pre-tax income and the maintenance of comparable levels of tax-advantaged income such as bank owned life insurance (“BOLI”) and slightly lower levels of tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  We also can borrow funds from the FHLBB based on eligible collateral of loans and securities.  Our maximum additional borrowing capacity from the FHLBB at March 31, 2014, was $67.7 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.  As of March 31, 2014, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $50.0 million, respectively.

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

At March 31, 2014, we exceeded each of the applicable regulatory capital requirements.  As of March 31, 2014, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category.  Our actual capital ratios of March 31, 2014, and December 31, 2013, are also presented in the following table.
	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$162,902	20.77%	$62,757	8.00%	N/A	-
Bank	155,572	19.87	62,638	8.00	$78,297	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$155,286	19.80	31,378	4.00	N/A	-
Bank	147,945	18.90	31,319	4.00	46,978	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$155,286	12.14	51,149	4.00	N/A	-
Bank	147,945	11.58	51,083	4.00	63,854	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	147,945	11.58	19,156	1.50	N/A	-

December 31, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$164,605	21.17%	$62,207	8.00%	N/A	-
Bank	157,484	20.30	62,073	8.00	$77,591	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$157,119	20.21	31,104	4.00	N/A	-
Bank	149,965	19.33	31,036	4.00	46,555	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$157,119	12.28	51,193	4.00	N/A	-
Bank	149,965	11.73	51,121	4.00	63,901	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	-	N/A	-	N/A	-
Bank	149,965	11.73	19,170	1.50	N/A	-

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  We are obligated under leases for certain of our branches and equipment.  The following table summarizes the contractual obligations and credit commitments at March 31, 2014:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$655	$1,087	$800	$9,283	$11,825

Borrowings and Debt
Federal Home Loan Bank	51,468	88,936	89,500	23,000	252,904
Securities sold under agreements to repurchase	44,124	-	10,000	-	54,124
Total borrowings and debt	95,592	88,936	99,500	23,000	307,028

Credit Commitments
Available lines of credit	75,894	-	-	24,617	100,511
Other loan commitments	37,115	3,000	-	43	40,158
Letters of credit	1,467	-	-	271	1,738
Total credit commitments	114,476	3,000	-	24,931	142,407

Total Obligations	$210,723	$93,023	$100,300	$57,214	$461,260

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2013 Annual Report. Please refer to Item 7A of the 2013 Annual Report for additional information.

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

ITEM 1A.    RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2013 Annual Report.  There are no material changes in the risk factors relevant to our operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2014	197,226	7.36	197,226	236,728
February 1 - 28, 2014	80,235	7.43	80,235	156,493
March 1 - 31, 2014	78,465	7.61	78,465	78,028	(1)	(2)
Total	355,926	7.43	355,926	78,028

(1)
On September 17, 2013, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 1,037,000 shares, or 5% of our outstanding common stock. This repurchase program commenced upon the completion of the previously announced program. As of March 31, 2014, there were 78,028 shares remaining to be purchased under the new repurchase program. We completed the stock repurchase program on April 14, 2014.

(2)	On March 13, 2014, the Board of Directors voted to authorize a stock repurchase program under which we may repurchase up to 1,970,000 shares, or 10% of our outstanding common stock.

There were no sales by us of unregistered securities during the three months ended March 31, 2014.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2014.

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