Form 10-Q
period 2014-06-30
WESTFIELD FINANCIAL INC
filed 2014-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 31, 2014, the registrant had 19,170,195 shares of common stock, $.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	June 30,	December 31,
	2014	2013
ASSETS
CASH AND DUE FROM BANKS	$12,590	$14,112
FEDERAL FUNDS SOLD	453	521
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	26,319	5,109
CASH AND CASH EQUIVALENTS	39,362	19,742

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	192,754	243,204
SECURITIES HELD TO MATURITY (Fair value of $285,041 and $282,555 at June 30, 2014 and December 31,2013, respectively)	288,199	295,013
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,056	15,631
LOANS - Net of allowance for loan losses of $8,017 and $7,459 at June 30, 2014 and December 31, 2013, respectively	678,051	629,968
PREMISES AND EQUIPMENT, Net	10,996	10,995
ACCRUED INTEREST RECEIVABLE	4,165	4,201
BANK-OWNED LIFE INSURANCE	47,945	47,179
DEFERRED TAX ASSET, Net	7,419	6,334
OTHER ASSETS	2,371	4,574
TOTAL ASSETS	$1,286,318	$1,276,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$136,423	$145,040
Interest-bearing	682,167	672,072
Total deposits	818,590	817,112

SHORT-TERM BORROWINGS	59,751	48,197
LONG-TERM DEBT	248,760	248,377
SECURITIES PENDING SETTLEMENT	67	299
OTHER LIABILITIES	12,185	8,712
TOTAL LIABILITIES	1,139,353	1,122,697

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 19,170,195 shares issued and outstanding at June 30, 2014; 20,140,669 shares issued and outstanding at December 31, 2013	192	201
Additional paid-in capital	114,810	121,860
Unearned compensation - ESOP	(7,736)	(8,003)
Unearned compensation - Equity Incentive Plan	(138)	(187)
Retained earnings	44,134	43,248
Accumulated other comprehensive loss	(4,297)	(2,975)
Total shareholders’ equity	146,965	154,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,286,318	$1,276,841

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,419	$5,006	$10,666	$10,002
Commercial and industrial loans	1,368	1,267	2,645	2,507
Consumer loans	34	34	67	69
Debt securities, taxable	2,994	3,611	6,154	7,327
Debt securities, tax-exempt	209	270	419	574
Equity securities	53	36	89	73
Other investments - at cost	63	21	128	40
Federal funds sold, interest-bearing deposits and other short-term investments	3	1	9	3
Total interest and dividend income	10,143	10,246	20,177	20,595
INTEREST EXPENSE:
Deposits	1,288	1,390	2,580	2,777
Long-term debt	1,071	1,188	2,081	2,446
Short-term borrowings	83	31	160	65
Total interest expense	2,442	2,609	4,821	5,288
Net interest and dividend income	7,701	7,637	15,356	15,307
PROVISION (CREDIT) FOR LOAN LOSSES	450	(70)	550	(305)
Net interest and dividend income after provision (credit) for loan losses	7,251	7,707	14,806	15,612

NONINTEREST INCOME (LOSS):
Service charges and fees	632	594	1,303	1,164
Income from bank-owned life insurance	386	387	765	773
Gain on bank-owned life insurance death benefit	—	563	—	563
Loss on prepayment of borrowings	—	(1,404)	—	(2,830)
Gain on sales of securities, net	21	823	50	2,250
Total noninterest income	1,039	963	2,118	1,920
NONINTEREST EXPENSE:
Salaries and employees benefits	3,665	3,817	7,444	7,625
Occupancy	751	730	1,512	1,434
Computer operations	610	602	1,125	1,152
Professional fees	483	527	994	1,037
Other real estate owned expense	—	—	—	22
FDIC insurance assessment	177	163	342	324
Other	845	950	1,649	1,709
Total noninterest expense	6,531	6,789	13,066	13,303
INCOME BEFORE INCOME TAXES	1,759	1,881	3,858	4,229
INCOME TAX PROVISION	417	297	868	863
NET INCOME	$1,342	$1,584	$2,990	$3,366

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.07	$0.08	$0.16	$0.16
Weighted average shares outstanding	18,308,828	20,276,261	18,559,419	20,686,860
Diluted earnings per share	$0.07	$0.08	$0.16	$0.16
Weighted average diluted shares outstanding	18,308,828	20,276,261	18,559,419	20,686,887

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,342	$1,584	$2,990	$3,366

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on available for sale securities	1,703	(13,282)	2,980	(17,701)
Reclassification adjustment for gain realized in income	(21)	(823)	(50)	(2,250)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity	(11)	—	1	—
Net unrealized gain (loss)	1,671	(14,105)	2,931	(19,951)
Tax effect	(575)	4,857	(1,009)	6,864
Net-of-tax amount	1,096	(9,248)	1,922	(13,087)

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(2,609)	—	(4,999)	—
Reclassification adjustment for loss realized in interest expense	48		94
Tax effect	871	—	1,668	—
Net-of-tax amount	(1,690)	—	(3,237)	—

Defined benefit pension plans:
Reclassification adjustments (1) :
Actuarial loss	—	17	—	29
Transition asset	(5)	(3)	(10)	(6)
Net adjustments pertaining to defined benefit plans	(5)	14	(10)	23
Tax effect	2	(5)	3	(8)
Net-of-tax amount	(3)	9	(7)	15

Other comprehensive loss	(597)	(9,239)	(1,322)	(13,072)

Comprehensive income (loss)	$745	$(7,655)	$1,668	$(9,706)

(1)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and benefit expense.

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Comprehensive income (loss)	—	—	—	—	—	3,366	(13,072)	(9,706)
Common stock held by ESOP committed to be released (81,803 shares)	—	—	32	275	—	—	—	307
Share-based compensation - stock options	—	—	27	—	—	—	—	27
Share-based compensation - equity incentive plan	—	—	—	—	55	—	—	55
Excess tax benefit from equity incentive plan	—	—	2	—	—	—	—	2
Common stock repurchased	(2,098,662)	(21)	(15,900)	—	—	—	—	(15,921)
Issuance of common stock in connection with equity incentive plan	—	—	53	—	(53)	—	—	—
Cash dividends declared ($0.17 per share)	—	—	—	—	—	(3,534)	—	(3,534)
BALANCE AT JUNE, 30 2013	20,745,060	$207	$128,932	$(8,278)	$(263)	$42,196	$(2,377)	$160,417

BALANCE, DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income (loss)	—	—	—	—	—	2,990	(1,322)	1,668
Common stock held by ESOP committed to be released (79,345 shares)	—	—	25	267	—	—	—	292
Share-based compensation - equity incentive plan	—	—	—	—	49	—	—	49
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(970,474)	(9)	(7,076)	—	—	—	—	(7,085)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(2,225)	—	(2,225)
BALANCE AT JUNE, 30 2014	19,170,195	$192	$114,810	$(7,736)	$(138)	$44,134	$(4,297)	$146,965

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,990	$3,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	550	(305)
Depreciation and amortization of premises and equipment	575	530
Net amortization of premiums and discounts on securities and mortgage loans	2,073	2,307
Net amortization of premiums on modified debt	313	312
Share-based compensation expense	49	82
ESOP expense	292	307
Excess tax benefits from equity incentive plan	(1)	(2)
Net gains on sales of securities	(50)	(2,250)
Gain on sale of other real estate owned	—	6
Deferred income tax benefit	—	(8)
Income from bank-owned life insurance	(765)	(773)
Gain on bank-owned life insurance death benefit	—	(563)
Changes in assets and liabilities:
Accrued interest receivable	36	141
Other assets	(159)	842
Other liabilities	(109)	531
Net cash provided by operating activities	5,794	4,523
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	—	(2,636)
Proceeds from calls, maturities, and principal collections	5,610	363
Securities, available for sale:
Purchases	(21,206)	(150,972)
Proceeds from sales	60,690	122,092
Proceeds from calls, maturities, and principal collections	13,102	41,654
Purchase of residential mortgages	(21,561)	(28,491)
Loan originations and principal payments, net	(26,490)	16,751
Purchase of Federal Home Loan Bank of Boston stock	575	(1,391)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	—	31
Proceeds from sale of other real estate owned	—	958
Purchases of premises and equipment	(609)	(764)
Proceeds from sale of premises and equipment	33	—
Disbursement of bank-owned life insurance gain	—	(282)
Proceeds from payout on bank-owned life insurance	—	1,437
Net cash provided by (used in) investing activities	10,144	(1,250)
FINANCING ACTIVITIES:
Net increase in deposits	1,478	29,269
Net change in short-term borrowings	11,554	38
Repayment of long-term debt	—	(41,250)
Proceeds from long-term debt	70	32,068
Return of dividends issued in connection with equity incentive plan	121	—
Cash dividends paid	(2,225)	(3,534)
Common stock repurchased	(7,317)	(15,921)
Excess tax shortfalls benefits in connection with equity incentive plan	1	2
Net cash provided by financing activities	3,682	672

NET CHANGE IN CASH AND CASH EQUIVALENTS:	19,620	3,945
Beginning of period	19,742	11,761
End of period	$39,362	$15,706

Supplemental cashflow information:
Securities reclassified from available-for-sale to held-to-maturity	$—	$172,091
Securities reclassified to loan portfolio	606	—
Interest paid	4,817	5,359
Taxes paid	41	313
Net cash due to (from) broker for common stock repurchased	67	—

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2014

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2014, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2014 and 2013 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income applicable to common stock	$1,342	$1,584	$2,990	$3,366

Average number of common shares issued	19,409	21,464	19,669	21,885
Less: Average unallocated ESOP Shares	(1,100)	(1,181)	(1,110)	(1,191)
Less: Average ungranted equity incentive plan shares	—	(7)	—	(7)

Average number of common shares outstanding used to calculate basic earnings per common share	18,309	20,276	18,559	20,687

Effect of dilutive stock options	—	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	18,309	20,276	18,559	20,687

Basic earnings per share	$0.07	$0.08	$0.16	$0.16

Diluted earnings per share	$0.07	$0.08	$0.16	$0.16

Antidilutive shares (1)	—	1,669	—	1,665

(1) Shares outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.  At June 30, 2014, there were no stock options outstanding.

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)

Net unrealized gain (loss) on securities available for sale	$520	$(2,410)
Tax effect	(171)	837
Net-of-tax amount	349	(1,573)

Net unrealized losses on securities transferred from available-for-sale to held-to-maturity (1)	(1,731)	(1,732)
Tax effect	598	599
Net-of-tax amount	(1,133)	(1,133)

Fair value of derivatives used for cash flow hedges	(3,150)	1,755
Tax effect	1,071	(597)
Net-of-tax amount	(2,079)	1,158

Unrecognized transition asset pertaining to defined benefit plan	—	10
Unrecognized deferred loss pertaining to defined benefit plan	(2,172)	(2,172)
Net adjustments pertaining to defined benefit plans	(2,172)	(2,162)
Tax effect	738	735
Net-of-tax amount	(1,434)	(1,427)

Accumulated other comprehensive loss	$(4,297)	$(2,975)

(1) The net unrealized loss at the date of transfer before tax was $1.5 million for all securities transferred in 2013.  The gains or losses on individual securities are amortized through comprehensive income over the remaining life of the security.

The following table presents changes in accumulated other comprehensive (loss) income for the periods ended June 30, 2014 and 2013 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at December 31, 2012	$13,253	$—	$(2,558)	$10,695
Current-period other comprehensive (loss) income	(13,087)	—	15	(13,072)
Balance at June 30, 2013	$166	$—	$(2,543)	$(2,377)

Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive income (loss)	1,922	(3,237)	(7)	(1,322)
Balance at June 30, 2014	$(784)	$(2,079)	$(1,434)	$(4,297)

4. SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$128,333	$394	$(1,503)	$127,224
U.S. government guaranteed mortgage-backed securities	793	—	(15)	778
Corporate bonds	28,579	1,000	(9)	29,570
State and municipal bonds	16,491	693	—	17,184
Government-sponsored enterprise obligations	10,507	40	(190)	10,357
Mutual funds	6,222	7	(149)	6,080
Common and preferred stock	1,309	252	—	1,561

Total available for sale securities	192,234	2,386	(1,866)	192,754

Held to maturity securities:
Government-sponsored mortgage-backed securities	$171,085	$1,401	$(2,384)	$170,102
U.S. government guaranteed mortgage-backed securities	39,223	56	(721)	38,558
Corporate bonds	27,132	178	(194)	27,116
State and municipal bonds	7,318	57	(148)	7,227
Government-sponsored enterprise obligations	43,441	114	(1,517)	42,038

Total held to maturity securities	288,199	1,806	(4,964)	285,041

Total	$480,433	$4,192	$(6,830)	$477,795

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$135,981	$419	$(4,028)	$132,372
U.S. government guaranteed mortgage-backed securities	46,225	240	(137)	46,328
Corporate bonds	26,716	766	(93)	27,389
State and municipal bonds	18,240	659	(2)	18,897
Government-sponsored enterprise obligations	10,992	18	(310)	10,700
Mutual funds	6,150	8	(239)	5,919
Common and preferred stock	1,310	289	—	1,599

Total available for sale securities	245,614	2,399	(4,809)	243,204

Held to maturity securities:
Government-sponsored mortgage-backed securities	176,986	—	(6,819)	170,167
U.S. government guaranteed mortgage-backed securities	39,705	—	(1,391)	38,314
Corporate bonds	27,566	30	(567)	27,029
State and municipal bonds	7,351	5	(345)	7,011
Government-sponsored enterprise obligations	43,405	—	(3,371)	40,034

Total held to maturity securities	295,013	35	(12,493)	282,555

Total	$540,627	$2,434	$(17,302)	$525,759

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2014, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2014
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$5,181	$5,218	$—	$—
Due after five years through ten years	28,389	27,796	46,769	45,404
Due after ten years	95,556	94,988	163,539	163,256
Total	$129,126	$128,002	$210,308	$208,660

Debt securities:
Due in one year or less	$2,025	$2,056	$—	$—
Due after one year through five years	33,719	34,765	22,777	22,597
Due after five years through ten years	19,647	20,085	39,989	39,179
Due after ten years	186	205	15,125	14,605
Total	$55,577	$57,111	$77,891	$76,381

Gross realized gains and losses on sales of securities available for sale for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Gross gains realized	$338	$879	$531	$2,321
Gross losses realized	(317)	(56)	(481)	(71)
Net gain realized	$21	$823	$50	$2,250

Proceeds from the sale of securities available for sale amounted to $60.7 million and $122.1 million for the six months ended June 30, 2014 and 2013, respectively.

The tax provision applicable to net realized gains was $9,000 and $17,000 for the three and six months ended June 30, 2014, respectively. The tax provision applicable to net realized gains was $283,000 and $771,000 for the three and six months ended June 30, 2013, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$74	$21,566	$1,429	$57,177
U.S. government guaranteed mortgage-backed securities	—	—	15	778
Corporate bonds	1	1,164	8	1,493
Government-sponsored enterprise obligations	—	—	190	7,309
Mutual funds	—	—	149	5,015

Total available for sale	75	22,730	1,791	71,772

Held to maturity:
Government-sponsored mortgage-backed securities	17	7,294	2,367	72,534
U.S. government guaranteed mortgage-backed securities	—	—	721	21,467
Corporate bonds	194	19,052	—	—
State and municipal bonds	—	—	148	4,537
Government-sponsored enterprise obligations	—	—	1,517	32,563

Total held to maturity	211	26,346	4,753	131,101

Total	$286	$49,076	$6,544	$202,873

	December 31, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$3,717	$118,846	$311	$2,761
U.S. government guaranteed mortgage-backed securities	137	15,045	—	—
Corporate bonds	93	4,659	—	—
State and municipal bonds	2	256	—	—
Government-sponsored enterprise obligations	310	7,189	—	—
Mutual funds	84	3,205	155	1,656

Total available for sale	4,343	149,200	466	4,417

Held to maturity:
Government-sponsored mortgage-backed securities	5,866	145,438	953	24,729
U.S. government guaranteed mortgage-backed securities	1,391	38,314	—	—
Corporate bonds	567	22,059	—	—
State and municipal bonds	345	5,852	—	—
Government-sponsored enterprise obligations	3,330	38,228	41	1,806

Total held to maturity	11,499	249,891	994	26,535

Total	$15,842	$399,091	$1,460	$30,952

	June 30, 2014
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	8	$28,951	$91	0.3%	34	$133,507	$3,796	2.8%
U.S. government guaranteed mortgage-backed securities	0	—	—	—	4	22,981	736	3.2
Government sponsored enterprise obligations	0	—	—	—	9	41,579	1,707	4.1
Corporate Bonds	6	20,411	195	1.0	1	1,501	8	0.5
State and municipal bonds	0	—	—	—	8	4,685	148	3.2
Mutual funds	0	—	—	—	2	5,164	149	2.9

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:

	June 30,	December 31,
	2014	2013
	(In thousands)
Commercial real estate	$286,009	$264,476
Residential real estate:
Residential	213,078	198,686
Home equity	36,866	35,371
Commercial and industrial	147,623	135,555
Consumer	1,503	2,572
Total Loans	685,079	636,660
Unearned premiums and deferred loan fees and costs, net	989	767
Allowance for loan losses	(8,017)	(7,459)
	$678,051	$629,968

During the six months ended June 30, 2014 and 2013, we purchased residential real estate loans aggregating $21.6 million and $28.5 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At June 30, 2014 and December 31, 2013, we serviced loans for participants aggregating $18.2 million and $14.3 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2014 and 2013 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2013	$3,289	$1,722	$2,077	$11	$466	$7,565
Provision (credit)	(45)	85	9	9	(128)	(70)
Charge-offs	—	—	(56)	(10)	—	(66)
Recoveries	—	—	42	2	—	44
Balance at June 30, 2013	$3,244	$1,807	$2,072	$12	$338	$7,473

Balance at March 31, 2014	$3,689	$1,812	$2,049	$13	$4	$7,567
Provision (credit)	209	36	202	8	(5)	450
Charge-offs	—	—	—	(13)	—	(13)
Recoveries	—	—	7	6	—	13
Balance at June 30, 2014	$3,898	$1,848	$2,258	$14	$(1)	$8,017

Six Months Ended
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (credit)	(297)	118	(12)	10	(124)	(305)
Charge-offs	(20)	(57)	(129)	(14)	—	(220)
Recoveries	155	—	46	3	—	204
Balance at June 30, 2013	$3,244	$1,807	$2,072	$12	$338	$7,473

Balance at December 31, 2013	$3,549	$1,707	$2,192	$13	$(2)	$7,459
Provision (credit)	349	155	30	15	1	550
Charge-offs	—	(15)	(74)	(23)	—	(112)
Recoveries	—	1	110	9	—	120
Balance at June 30, 2014	$3,898	$1,848	$2,258	$14	$(1)	$8,017

Further information pertaining to the allowance for loan losses by segment at June 30, 2014 and December 31, 2013 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2014

Amount of allowance for loans individually evaluated and deemed impaired	$9	$—	$10	$—	$—	$19
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,889	1,848	2,248	14	(1)	7,998
Total allowance for loan losses	$3,898	$1,848	$2,258	$14	$(1)	$8,017

Loans individually evaluated and deemed impaired	$14,746	$209	$1,704	$—	$—	$16,659
Loans collectively or individually evaluated and not deemed impaired	271,263	249,735	145,919	1,503	—	668,420
Total loans	$286,009	$249,944	$147,623	$1,503	$—	$685,079

December 31, 2013

Amount of allowance for loans individually evaluated and deemed impaired	$82	$—	$15	$—	$—	$97
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,467	1,707	2,177	13	(2)	7,362
Total allowance for loan losses	$3,549	$1,707	$2,192	$13	$(2)	$7,459

Loans individually evaluated and deemed impaired	$14,962	$234	$1,352	$—	$—	$16,548
Loans collectively or individually evaluated and not deemed impaired	249,514	233,823	134,203	2,572	—	620,112
Total loans	$264,476	$234,057	$135,555	$2,572	$—	$636,660

The following is a summary of past due and non-accrual loans by class at June 30, 2014 and December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
June 30, 2014
Commercial real estate	$3,050	$322	$517	$3,889	$—	$1,284
Residential real estate:
Residential	1,524	285	585	2,394	—	1,023
Home equity	79	128	22	229	—	22
Commercial and industrial	106	14	346	466	—	894
Consumer	27	4	2	33	—	2
Total	$4,786	$753	$1,472	$7,011	$—	$3,225

December 31, 2013
Commercial real estate	$430	$146	$793	$1,369	$—	$1,449
Residential real estate:
Residential	1,004	325	311	1,640	—	712
Home equity	217	—	2	219	—	38
Commercial and industrial	516	780	140	1,436	—	386
Consumer	25	16	1	42	—	1
Total	$2,192	$1,267	$1,247	$4,706	$—	$2,586

The following is a summary of impaired loans by class at June 30, 2014 and December 31, 2013:

				Three Months Ended		Six Months Ended
	At June 30, 2014			June 30, 2014		June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,402	$1,738	$—	$1,417	$—	$1,429	—
Residential real estate	209	304	—	211	—	217	—
Commercial and industrial	749	782	—	758	—	667	—
Total	2,360	2,824	—	2,386	—	2,313	—

Impaired loans with a valuation allowance:
Commercial real estate	13,344	13,344	9	13,386	143	13,428	286
Commercial and industrial	955	955	10	958	10	961	20
Total	14,299	14,299	19	14,344	153	14,389	306

Total impaired loans	$16,659	$17,123	$19	$16,730	$153	$16,702	$306

				Three Months Ended		Six Months Ended
	At December 31, 2013			June 30, 2013		June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,449	$1,756	$—	$1,513	$—	$1,528	—
Residential real estate	234	306	—	243	—	258	—
Commercial and industrial	385	487	—	416	—	404	—
Total	2,068	2,549	—	2,172	—	2,190	—

Impaired loans with a valuation allowance:
Commercial real estate	13,513	13,513	82	13,719	146	13,760	293
Commercial and industrial	967	967	15	982	10	985	21
Total	14,480	14,480	97	14,701	156	14,745	314

Total impaired loans	$16,548	$17,029	$97	$16,873	$156	$16,935	$314

All interest income recognized for impaired loans was recognized on the accrual basis during the three and six months ended June 30, 2014 and 2013.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three and six months ended June 30, 2014 and 2013.

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. No TDRs defaulted during the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, we have committed to lend an additional $140,000 to one customer with outstanding loans that are classified as TDRs. This loan will be used to provide working capital and has a maturity of 90 days. There were no charge-offs on TDRs during the three and six months ended June 30, 2014. There were $0 and $36,000 in charge-offs on TDRs during the three and six months ended June 30, 2013.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $27.7 million and $23.4 million at June 30, 2014 and December 31, 2013, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at June 30, 2014 and December 31, 2013:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2014
Loans rated 1 – 3	$234,292	$212,055	$36,844	$126,710	$1,501	$611,402
Loans rated 4	42,209	—	—	9,021	—	51,230
Loans rated 5	1,626	—	—	781	—	2,407
Loans rated 6	7,882	1,023	22	11,111	2	20,040
	$286,009	$213,078	$36,866	$147,623	$1,503	$685,079

December 31, 2013
Loans rated 1 – 3	$213,985	$197,974	$35,333	$108,671	$2,571	$558,534
Loans rated 4	41,459	—	—	15,722	—	57,181
Loans rated 5	1,972	—	—	3,509	—	5,481
Loans rated 6	7,060	712	38	7,653	1	15,464
	$264,476	$198,686	$35,371	$135,555	$2,572	$636,660

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

Stock awards are recorded as unearned compensation based on the market price at the date of grant. Unearned compensation is amortized over the vesting period. No stock awards were granted during the three and six months ended June 30, 2014. At June 30, 2014, no stock awards were available for future grants.

No stock options were granted during the three and six months ended June 30, 2014.

Our stock award and stock option plans activity for the six months ended June 30, 2014 and 2013 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	25,720	$7.93	—	—
No activity	—	—	—	—
Outstanding at June 30, 2014	25,720	$7.93	—	—

Outstanding at December 31, 2012	33,800	$8.23	1,669,431	$10.02
Shares Granted	7,440	7.08	—	—
Outstanding at June 30, 2013	41,240	$8.02	1,669,431	$10.02

We recorded compensation cost related to the stock options of $14,000 with a related tax benefit of $4,000 for the three months ended June 30, 2013. We recorded compensation cost related to the stock options of $27,000 with a related tax benefit of $7,000 for the six months ended June 30, 2013.

We recorded compensation cost related to the stock awards of $25,000 and $30,000 for the three months ended June 30, 2014 and 2013, respectively. We recorded compensation cost related to the stock awards of $49,000 and $55,000 with related tax benefits of $1,000 and 2,000 for the six months ended June 30, 2014 and 2013, respectively.

In May 2014, our shareholders approved a new stock based compensation plan under which up to 516,000 shares of our common stock have been reserved for future grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of Westfield Financial. At June 30, 2014, no awards had been granted under this plan.

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $20.0 million at June 30, 2014 and December 31, 2013, respectively. Outstanding line of credit with the FHLBB was $8.0 million at June 30, 2014 while there were no outstanding lines at December 31, 2013. Customer repurchase agreements were $31.7 million at June 30, 2014 and $28.2 million at December 31, 2013. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of our customer repurchase agreements at June 30, 2014 and December 31, 2013, were held by commercial customers. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at June 30, 2014 or December 31, 2013.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At June 30, 2014, we had $233.1 million in long-term debt with the FHLBB and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $232.7 million in long-term debt with FHLBB advances and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2013. The securities sold under agreement to repurchase are callable quarterly at the issuer’s option. Customer repurchase agreements were $5.7 million and $5.6 million at June 30, 2014 and December 31, 2013, respectively. All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

For the six months ended June 30, 2014, we did not prepay any repurchase agreements. Likewise, there were no prepayments of repurchase agreements as of December 31, 2013.

8. PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$250	$269	$500	$538
Interest cost	208	178	417	355
Expected return on assets	(240)	(232)	(480)	(464)
Transition obligation	(5)	(3)	(10)	(6)
Actuarial loss	—	20	—	40
Net periodic pension cost	$213	$232	$427	$463

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2014. No contributions have been made to the plan for the six months ended June 30, 2014. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan provider.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of June 30, 2014 and December 31, 2013.

June 30, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	N/A	$—	Other Liabilities	$3,150
Total derivatives designated as hedging instruments		$—		$3,150

December 31, 2013	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$1,755	N/A	$—
Total derivatives designated as hedging instruments		$1,755		$—

At June 30, 2014, we held no derivatives that were not designated as hedging instruments.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest income and expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into interest rate swaps in September 2013 as part of our interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments. As of June 30, 2014, we had six forward-starting interest rate swaps with a notional amount of $155.0 million related to our cash outflows associated with various FHLB advances. The forward-starting interest rate swaps are effective between October 2013 and September 2016, and they mature between October 2017 and September 2022.

The following table presents information about our cash flow hedges at June 30, 2014 and December 31, 2013:

June 30, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.3	0.24%	1.17%	$(50)
Forward starting interest rate swaps on FHLBB borrowings	135,000	6.7	—	2.93%	(3,100)
Total cash flow hedges	$155,000	6.3			$(3,150)

December 31, 2013	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.8	0.24%	1.17%	$40
Forward starting interest rate swaps on FHLBB borrowings	135,000	7.2	—	2.93%	1,715
Total cash flow hedges	$155,000	6.8			$1,755

The five forward-starting interest rate swaps will become effective in 2014, 2015, and 2016 with notional amounts of $20.0 million, $47.5 million and $67.5 million, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings on any of the interest rate swaps since inception.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $48,000 and $94,000 during the three and six months ended June 30, 2014, respectively. We had no gain or loss reclassified from accumulated comprehensive income into income during the three and six months ended June 30, 2014. During the next 12 months, we estimate that $499,000 will be reclassified as an increase in interest expense.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest rate swaps	$(2,609)	$—	$(4,999)	$—

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

As of June 30, 2014, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $3.2 million. As of June 30, 2014, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements. If we had breached any of these provisions at June 30, 2014, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$127,224	$—	$127,224
U.S. government guaranteed residential mortgage-backed securities	—	778	—	778
Corporate bonds	—	29,570	—	29,570
State and municipal bonds	—	17,184	—	17,184
Government-sponsored enterprise obligations	—	10,357	—	10,357
Mutual funds	6,080	—	—	6,080
Common and preferred stock	1,561	—	—	1,561
Total assets	$7,641	$185,113	$—	$192,754

Liabilities:
Interest rate swaps, net	$—	$3,150	$—	$3,150

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$132,372	$—	$132,372
U.S. government guaranteed residential mortgage-backed securities	—	46,328	—	46,328
Corporate bonds	—	27,389	—	27,389
State and municipal bonds	—	18,897	—	18,897
Government-sponsored enterprise obligations	—	10,700	—	10,700
Mutual funds	5,919	—	—	5,919
Common and preferred stock	1,599	—	—	1,599
Total securities available for sale	7,518	235,686	—	243,204
Interest rate swaps	—	1,755	—	1,755
Total assets	$7,518	$237,441	$—	$244,959

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2014 and 2013. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2014 and 2013.

	At			Three Months Ended	Six Months Ended
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3		Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$—	$—	$91	$—	$15
Total assets	$—	$—	$91	$—	$15

	At			Three Months Ended	Six Months Ended
	June 30, 2013			June 30, 2013	June 30, 2013
	Level 1	Level 2	Level 3		Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$—	$—	$2,177	$—	$69
Total assets	$—	$—	$2,177	$—	$69

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

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2014 and 2013. We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	June 30, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$39,362	$39,362	$—	$—	$39,362
Securities available for sale	192,754	7,641	185,113	—	192,754
Securities held to maturity	288,199	—	285,041	—	285,041
Federal Home Loan Bank of Boston and other restricted stock	15,056	—	—	15,056	15,056
Loans - net	678,051	—	—	684,004	684,004
Accrued interest receivable	4,165	—	—	4,165	4,165

Liabilities:
Deposits	818,590	—	—	819,866	819,866
Short-term borrowings	59,751	—	59,751	—	59,751
Long-term debt	248,760	—	253,355	—	253,355
Accrued interest payable	396	—	—	396	396
Derivative liabilities, net	3,150	—	3,150	—	3,150

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,742	$19,742	$—	$—	$19,742
Securities available for sale	243,204	7,518	235,686	—	243,204
Securities held to maturity	295,013	—	282,555	—	282,555
Federal Home Loan Bank of Boston and other restricted stock	15,631	—	—	15,631	15,631
Loans - net	629,968	—	—	631,417	631,417
Accrued interest receivable	4,201	—	—	4,201	4,201
Derivative assets	1,755	—	1,755	—	1,755

Liabilities:
Deposits	817,112	—	—	819,109	819,109
Short-term borrowings	48,197	—	48,197	—	48,197
Long-term debt	248,377	—	251,678	—	251,678
Accrued interest payable	392	—	—	392	392

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

•	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships. We will maintain our arrangement with a third-party mortgage company which assists in originating and servicing residential real estate loans. By doing this, we reduce the overhead costs associated with these loans.

You should read the following financial results for the three and six months ended June 30, 2014 in the context of this strategy.

•	Net income was $1.3 million, or $0.07 per diluted share, for the three months ended June 30, 2014, compared to $1.6 million, or $0.08 per diluted share, for the same period in 2013. For the six months ended June 30, 2014, net income was $3.0 million, or $0.16 per diluted share, as compared to net income of $3.4 million, or $0.16 per diluted share, for the same period in 2013.

•	The provision (credit) for loan losses was $450,000 and $(70,000) for the three months ended June 30, 2014 and 2013, respectively, and $550,000 and $(305,000) for the six months ended June 30, 2014 and 2013, respectively. The credit for loan losses in both 2013 periods was the result of continued improvement in the overall risk profile of the commercial loan portfolio. Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.

•	Net interest income was $7.7 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% for the three months ended June 30, 2014, compared to 2.55% for the same period in 2013. For the six months ended June 30, 2014 and 2013, net interest income was $15.4 million and $15.3 million, respectively. The net interest margin, on a tax-equivalent basis, was 2.62% and 2.57% for the six months ended June 30, 2014 and 2013, respectively. The increase in net interest income for both the three and six months ended June 30, 2014 was due to a decrease in the cost of average interest-bearing liabilities along with a shift in average interest-earning assets out of securities and into loans, which tend to carry a higher average yield.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2014. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2013 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013

Total assets were stable at $1.3 billion at June 30, 2014 and December 31, 2013. Securities decreased $57.8 million to $496.0 million at June 30, 2014 from $553.8 million at December 31, 2013 primarily due to sales of securities.

We have entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. The swap contracts have start dates ranging from the fourth quarter of 2013 to the third quarter of 2016 and have durations ranging from four to six years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps is expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio. This is consistent with our objective to reduce total volatility in tangible book value and AOCI.

Total loans increased by $48.7 million to $686.1 million at June 30, 2014 from $637.4 million at December 31, 2013. Commercial real estate loans increased $21.5 million to $286.0 million at June 30, 2014 from $264.5 at December 31, 2013. Non-owner occupied commercial real estate loans increased $23.0 million to $174.9 million at June 30, 2014 from $151.9 million at December 31, 2013, while owner occupied commercial real estate loans decreased $1.4 million to $111.1 million at June 30, 2014 from $112.5 million at December 31, 2013. Commercial and industrial loans increased $12.0 million to $147.6 million at June 30, 2014 from $135.6 million at December 31, 2013.

Residential loans increased $15.8 million to $249.9 million at June 30, 2014 from $234.1 million at December 31, 2013. Through our long standing relationship with a third-party mortgage company, we purchased a total of $9.9 million in residential loans within and contiguous to our market area. In addition, we purchased $11.7 million in residential loans from a New England-based bank as a means of supplementing our purchased mortgage relationships. While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $3.2 million at June 30, 2014 and $2.6 million at December 31, 2013. The increase in nonaccrual loans for the six months ended June 30, 2014 was primarily due to two commercial loan relationships totaling $597,000. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $84,000 and $88,000 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, there was no real estate in foreclosure. At June 30, 2014 and December 31, 2013, our nonperforming loans to total loans were 0.47% and 0.41%, respectively, while our nonperforming assets to total assets were 0.25% and 0.20%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $1.5 million to $818.6 million at June 30, 2014 from $817.1 million at December 31, 2013. The increase in deposits was due to a $15.8 million increase in money market accounts, which were $220.3 million and $204.5 million at June 30, 2014 and December 31, 2013, respectively. Checking accounts decreased $12.3 million to $177.7 million at June 30, 2014 from $190.0 million at December 31, 2013. Time deposit accounts decreased $1.4 million to $340.0 million at June 30, 2014 from $341.4 million at December 31, 2013. Regular savings accounts decreased $641,000 to $80.6 million at June 30, 2014. We modified the interest rate structure on consumer checking accounts, which resulted in some funds from consumer checking shifting to the relationship-based money market account.

Borrowings increased $12.0 million to $308.5 million at June 30, 2014 from $296.5 million at December 31, 2013. Short-term borrowings increased $11.5 million to $59.7 million at June 30, 2014 from $48.2 million at December 31, 2013. Long-term debt increased $383,000 to $248.8 million at June 30, 2014from $248.3 million at December 31, 2013. The change in our short-term debt and long-term borrowings was to take advantage of short-term, low cost FHLBB funding in this interest rate environment. Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying unaudited consolidated financial statements.

Shareholders’ equity was $147.0 million and $154.1 million, which represented 11.4% and 12.1% of total assets at June 30, 2014 and December 31, 2013, respectively. The decrease in shareholders’ equity during the six months ended June 30, 2014 reflects the repurchase of 970,474 shares of our common stock at a cost of $7.1 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $2.2 million and a decrease in other comprehensive income of $1.3 million due to changes in the market value of our securities and swaps. This was partially offset by net income of $3.0 million for the six months ended June 30, 2014.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

General

Net income was $1.3 million, or $0.07 per diluted share, for the quarter ended June 30, 2014, compared to $1.6 million, or $0.08 per diluted share, for the same period in 2013. Net interest income was $7.7 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2014 and 2013, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2014			2013
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$665,024	$6,857	4.12%	$599,149	$6,345	4.24%
Securities(2)	501,132	3,357	2.68	608,404	4,045	2.66
Other investments - at cost	16,546	63	1.52	17,276	21	0.49
Short-term investments(3)	19,912	3	0.06	3,280	1	0.12
Total interest-earning assets	1,202,614	10,280	3.42	1,228,109	10,412	3.39
Total noninterest-earning assets	72,051			66,393

Total assets	$1,274,665			$1,294,502

LIABILITIES AND EQUITY:
Interest-bearing liabilities

Interest-bearing accounts	$41,797	26	0.25	$47,533	35	0.29
Savings accounts	81,144	21	0.10	89,994	35	0.16
Money market accounts	213,227	208	0.39	195,885	193	0.39
Time certificates of deposit	341,041	1,033	1.21	327,036	1,127	1.38
Total interest-bearing deposits	677,209	1,288		660,448	1,390
Short-term borrowings and long-term debt	308,757	1,154	1.50	334,035	1,219	1.46
Interest-bearing liabilities	985,966	2,442	0.99	994,483	2,609	1.05
Noninterest-bearing deposits	130,033			116,479
Other noninterest-bearing liabilities	10,679			9,992
Total noninterest-bearing liabilities	140,712			126,471

Total liabilities	1,126,678			1,120,954
Total equity	147,987			173,548
Total liabilities and equity	$1,274,665			$1,294,502
Less: Tax-equivalent adjustment(2)		(137)			(166)
Net interest and dividend income		$7,701			$7,637
Net interest rate spread(4)			2.43%			2.34%
Net interest margin(5)			2.61%			2.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.97			123.49

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$698	$(186)	$512
Securities (1)	(713)	25	(688)
Other investments - at cost	(1)	43	42
Short-term investments	5	(3)	2
Total interest-earning assets	(11)	(121)	(132)

Interest-bearing liabilities
Interest-bearing accounts	(4)	(5)	(9)
Savings accounts	(3)	(11)	(14)
Money market accounts	17	(2)	15
Time deposits	48	(142)	(94)
Short-term borrowing and long-time debt	(92)	27	(65)
Total interest-bearing liabilities	(34)	(133)	(167)
Change in net interest and dividend income	$23	$12	$35

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.7 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% for the three months ended June 30, 2014, compared to 2.55% for the same period in 2013.

The increase in net interest income was primarily driven by a reduction in the cost of interest-bearing liabilities in addition to a favorable shift in average interest-earnings assets out of securities and into loans. Interest expense decreased $167,000 to $2.4 million for the three months ended June 30, 2014 from $2.6 million for the same period in 2013. The average cost of interest-bearing liabilities decreased 6 basis points to 0.99% for the three months ended June 30, 2014 from 1.05% for the same period in 2013. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits along with a decrease in the volume of short-term borrowings and long-term debt. The cost of time deposits decreased 17 basis points to 1.21% for the three months ended June 30, 2014 from 1.38% for the three months ended June 30, 2013, primarily due to time deposit balances maturing and being reinvested into lower rates. In addition, the average balance of short-term borrowings and long-term debt decreased $25.3 million to $308.8 million at June 30, 2014. During 2013, we prepaid a total of $43.3 million in repurchase agreements that had a weighted average cost of 2.99% and their prepayment resulted in a decrease to the cost of funds and an increase to the net interest margin for the three months ended June 30, 2014.

While the average yield on interest-earning assets increased 3 basis points to 3.42% for the three months ended June 30, 2014 from 3.39% for the same period in 2013, interest on earning-assets, on a tax-equivalent basis, decreased $132,000 to $10.3 million for the three months ended June 30, 2014 from $10.4 million for the same period in 2013. The average balance of interest-earning assets decreased $25.5 million to $1.2 billion for June 30, 2014. While the average balance of interest-earning assets decreased, the asset mix showed a favorable shift from securities into loans, which helped to increase the average yield on interest-earning assets due to the higher average yield on loans.

The average balance of securities decreased $107.3 million to $501.1 million from $608.4 million, while the average balance of loans increased $65.9 million to $665.0 million from $599.1 million for the three months ended June 30, 2014 from the same period in 2013. For the three months ended June 30, 2014, we reduced our securities portfolio earlier in the quarter while we closed on a substantial portion of the loan growth later in the quarter. This timing difference was a primary cause of the difference in average balances of securities and loans. Our strategy is to gradually shift our asset mix out of securities and into loans, which should continue to have a favorable impact on our net interest margin in future periods due to the higher average yield on loans.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2014 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the three months ended June 30, 2014, described in detail below, include an increase in commercial and industrial loans, commercial real estate loans and residential real estate loans along with the continuous improvement of the overall risk profile of the commercial loan portfolio. After evaluating these factors, we recorded a provision of $450,000 for loan losses for the three months ended June 30, 2014, compared to a credit of $70,000 for the same period in 2013. The allowance was $8.0 million and $7.6 million and 1.17% of total loans at June 30, 2014 and March 31, 2014, respectively.

Commercial and industrial loans increased $14.5 million to $147.6 million at June 30, 2014 from $133.1 million at March 31, 2014. Commercial real estate loans increased $11.9 million to $286.0 million at June 30, 2014 from $274.1 at March 31, 2014. Non-owner occupied commercial real estate loans increased $11.9 million to $174.9 million at June 30, 2014 from $163.0 million at March 31, 2014, while owner occupied commercial real estate loans remained unchanged at $111.1 million at June 30, 2014 and March 31, 2014. Residential loans increased $11.3 million to $249.9 million at June 30, 2014 from $238.6 million at March 31, 2014. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

During the 2013 period, the credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio. Impaired loans that previously carried higher allowances showed improvement resulting in allowances on impaired loans decreasing $70,000 to $238,000 at June 30, 2013. A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Net charge-offs were $0 for the three months ended June 30, 2014. This comprised charge-offs of $13,000 for the three months ended June 30, 2014, offset by recoveries of $13,000.

Net charge-offs were $22,000 for the three months ended June 30, 2013. This comprised charge-offs of $66,000 for the three months ended June 30, 2013, partially offset by recoveries of $44,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $76,000 to $1.0 million for the three months ended June 30, 2014, compared to $963,000 for the same period in 2013. The three months ended June 30, 2013 included a loss on prepayment of borrowings of $1.4 million, partially offset by securities gains of $823,000 and net bank-owned life insurance (“BOLI”) income of $563,000. Service charges and fees increased $38,000 to $632,000 at June 30, 2014 from $594,000 at June 30, 2013.

Noninterest Expense

Noninterest expense decreased $258,000 to $6.5 million for the three months ended June 30, 2014 from $6.8 million for the same period in 2013. Salaries and benefits decreased $152,000 to $3.7 million for the three months ended June 30, 2014 from $3.8 million for the same period in 2013, primarily due to a $105,000 decrease in employee benefits costs. Other noninterest expense decreased $105,000 to $845,000 for the three months ended June 30, 2014, primarily due to a $40,000 decrease in advertising expenses for the period.

Income Taxes

For the three months ended June 30, 2014, we had a tax provision of $417,000 as compared to $297,000 for the same period in 2013. The effective tax rate was 23.7% for the three months ended June 30, 2014 and 15.8% for the same period in 2013. The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the three months ended June 30, 2013. In addition, the three months ended June 30, 2014 reflects slightly lower levels of tax-advantaged income such as BOLI and tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

General

Net income was $3.0 million, or $0.16 per diluted share, for the six months ended June 30, 2014, compared to $3.4 million, or $0.16 per diluted share, for the same period in 2013. Net interest income was $15.4 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2014 and 2013, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2014			2013
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$653,007	$13,452	4.12%	$594,745	$12,656	4.26%
Securities(2)	515,509	6,861	2.66	610,832	8,246	2.70
Other investments - at cost	17,035	128	1.50	16,975	40	0.47
Short-term investments(3)	16,483	9	0.11	5,635	3	0.11
Total interest-earning assets	1,202,034	20,450	3.40	1,228,187	20,945	3.41
Total noninterest-earning assets	72,520			66,122

Total assets	$1,274,554			$1,294,309

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$42,342	55	0.26	$48,857	72	0.29
Savings accounts	80,805	41	0.10	90,877	72	0.16
Money market accounts	212,062	401	0.38	185,111	358	0.39
Time certificates of deposit	340,736	2,083	1.22	326,712	2,275	1.39
Total interest-bearing deposits	675,945	2,580		651,557	2,777
Short-term borrowings and long-term debt	308,700	2,241	1.45	340,174	2,511	1.48
Interest-bearing liabilities	984,645	4,821	0.98	991,731	5,288	1.07
Noninterest-bearing deposits	129,730			114,723
Other noninterest-bearing liabilities	9,883			10,021
Total noninterest-bearing liabilities	139,613			124,744

Total liabilities	1,124,258			1,116,475
Total equity	150,296			177,834
Total liabilities and equity	$1,274,554			$1,294,309
Less: Tax-equivalent adjustment(2)		(273)			(350)
Net interest and dividend income		$15,356			$15,307
Net interest rate spread(4)			2.42%			2.34%
Net interest margin(5)			2.62%			2.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.08			123.84

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,240	$(444)	$796
Securities (1)	(1,287)	(98)	(1,385)
Other investments - at cost	—	88	88
Short-term investments	6	—	6
Total interest-earning assets	(41)	(454)	(495)

Interest-bearing liabilities
NOW accounts	(10)	(7)	(17)
Savings accounts	(8)	(23)	(31)
Money market accounts	52	(9)	43
Time deposits	98	(290)	(192)
Short-term borrowing and long-time debt	(232)	(38)	(270)
Total interest-bearing liabilities	(100)	(367)	(467)
Change in net interest and dividend income	$59	$(87)	$(28)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $15.3 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively. The net interest margin, on a tax-equivalent basis, was 2.62% and 2.57% for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the primary reason for the $49,000 increase in net interest income and the 5 basis point increase in net interest margin was a decrease in the cost of interest-bearing liabilities coupled with a favorable shift in average interest-earning assets out of securities and into loans. Despite a decrease in the average yield on interest-earning assets, this asset shift helped to stabilize the average yield on interest-earning assets due to the higher average yield on loans.

Interest expense decreased $467,000 to $4.8 million for the six months ended June 30, 2014 from $5.3 million for the same period in 2013. The average cost of interest-bearing liabilities decreased 9 basis points to 0.98% for the six months ended June 30, 2014 from 1.07% for the same period in 2013. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on short-term borrowings, long-term debt and time deposits. We prepaid repurchase agreements in the amount $33.8 million and incurred a prepayment expense of $2.8 million for the six months ended June 30, 2013. The repurchase agreements had a weighted average cost of 3.02%. During the last week of December 2012, we prepaid repurchase agreements in the amount $28.0 million, which had a weighted average cost of 3.06%. The prepayments of repurchase agreements resulted in a decrease to the cost of funds and an increase to the net interest margin.

Interest on earning-assets, on a tax-equivalent basis, decreased $495,000 to $20.5 million for the six months ended June 30, 2014 from $20.9 million for the same period in 2013. The average yield on interest-earning assets decreased 1 basis point to 3.40% for the six months ended June 30, 2014 from 3.41% for the same period in 2013. In addition, average interest-earning assets decreased $26.2 million to $1.2 billion for the six months ended June 30, 2014. The average yield on interest-earning assets decreased primarily due to a reduction in our securities portfolio earlier in the second quarter of 2014 while we closed on a substantial portion of the loan growth later in the quarter, which created a timing difference that affected the average balances of securities and loans for the six months ended June 30, 2014. The average balance of securities decreased $95.3 million to $515.5 million, while the average balance of loans increased $58.3 million to $653.0 million for the six months ended June 30, 2014. Our strategy is to gradually shift our asset mix out of securities and into loans, which should continue to have a favorable impact on our net interest margin in future periods due to the higher average yield on loans.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2014 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2014, described in detail below, include increases in commercial real estate loans, residential real estate loans and commercial and industrial loans along with the continuous improvement of the overall risk profile of the commercial loan portfolio. After evaluating these factors, we recorded a provision of $550,000 for loan losses for the six months ended June 30, 2014, compared to a credit of $305,000 for the same period in 2013. The allowance was $8.0 million at June 30, 2014 and $7.5 million at December 31, 2013. The allowance for loan losses was 1.17% of total loans at June 30, 2014 and December 31, 2013, respectively.

Commercial real estate loans increased $21.5 million to $286.0 million at June 30, 2014 from $264.5 million at December 31, 2013. Residential real estate loans increased $15.8 million to $249.9 million at June 30, 2014 compared to $234.1 million at December 31, 2013. Commercial and industrial loans increased $12.0 million to $147.6 million at June 30, 2014 from $135.6 million at December 31, 2013. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans. During the 2013 period, the credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio. Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $300,000 to $238,000 at June 30, 2013. A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Net recoveries were $8,000 for the six months ended June 30, 2014. This comprised recoveries of $120,000 for the six months ended June 30, 2014, partially offset by charge-offs of $112,000.

Net charge-offs were $16,000 for the six months ended June 30, 2013. This comprised charge-offs of $220,000 for the six months ended June 30, 2013, partially offset by recoveries of $204,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $198,000 to $2.1 million for the six months ended June 30, 2014, compared to $1.9 million for the same period in 2013. Service charges and fees increased $139,000 to $1.3 million at June 30, 2014 from $1.2 million at June 30, 2013. This was primarily due to the collection of $97,000 in prepayment fees on a commercial loan relationship that paid off early during the first quarter of 2014. Fees collected from card-based transactions increased $42,000 for the six months ended June 30, 2014, which reflects an increase in customer debit card and automated teller machine transactions. In addition, fee income from wealth management was $27,000 for the six months ended June 30, 2014. We began offering wealth management services during the first quarter of 2014.

During the six months ended June 30, 2013, we recorded income on the proceeds of BOLI death benefits of $563,000 and $2.3 million in gains on sales of securities. For the six months ended June 30, 2013, the income on BOLI death benefits and sales of securities were offset by $2.8 million in expense on the prepayment of borrowings.

Noninterest Expense

Noninterest expense decreased $237,000 to $13.1 million for the six months ended June 30, 2014 from $13.3 million for the same period in 2013. Salaries and benefits decreased $181,000 to $7.4 million for the six months ended June 30, 2014 from $7.6 million for the same period in 2013 mainly resulting from a reduction in employee benefits costs. Other expenses decreased $60,000 to $$1.6 million for the six months ended June 30, 2014, primarily due to a decrease of $44,000 in charitable contributions due to the timing of when the expenses are incurred and a decrease of $25,000 in net ATM/debit card expense resulting from changes in interchange fees.

Income Taxes

For the six months ended June 30, 2014, we had a tax provision of $868,000 as compared to $863,000 for the same period in 2013. The effective tax rate was 22.5% for the six months ended June 30, 2014 and 20.4% for the same period in 2013. The change in effective tax rate is primarily due to the net income on BOLI death benefits recognized during the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at June 30, 2014, was $67.7 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.  As of June 30, 2014, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $50.0 million, respectively.

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

At June 30, 2014, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2014, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of June 30, 2014, and December 31, 2013, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$159,328	19.42%	$65,618	8.00%	N/A	—
Bank	151,531	18.51	65,490	8.00	$81,862	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$151,262	18.44	32,809	4.00	N/A	—
Bank	143,454	17.52	32,745	4.00	49,117	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$151,262	11.72	51,625	4.00	N/A	—
Bank	143,454	11.13	51,545	4.00	64,432	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	143,454	11.13	19,329	1.50	N/A	—

December 31, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$164,605	21.17%	$62,207	8.00%	N/A	—
Bank	157,484	20.30	62,073	8.00	$77,591	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$157,119	20.21	31,104	4.00	N/A	—
Bank	149,965	19.33	31,036	4.00	46,555	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	$157,119	12.28	51,193	4.00	N/A	—
Bank	149,965	11.73	51,121	4.00	63,901	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	149,965	11.73	19,170	1.50	N/A	—

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at June 30, 2014:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$704	$1,153	$926	$9,188	$11,971

Borrowings and Debt
Federal Home Loan Bank	66,526	113,534	58,000	23,000	261,060
Securities sold under agreements to repurchase	37,451	—	10,000	—	47,451
Total borrowings and debt	103,977	113,534	68,000	23,000	308,511

Credit Commitments
Available lines of credit	69,006	—	—	25,364	94,370
Other loan commitments	49,511	—	—	40	49,551
Letters of credit	1,458	374	—	271	2,103
Total credit commitments	119,975	374	—	25,675	146,024

Total Obligations	$224,656	$115,061	$68,926	$57,863	$466,506

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2014	346,040	7.26	346,040	1,701,988	(1)(2)
May 1 - 31, 2014	140,711	7.18	140,711	1,561,277
June 1 - 30, 2014	127,797	7.18	127,797	1,433,480
Total	614,548	7.23	614,548	1,433,480

(1)	On September 17, 2013, the Board of Directors voted to authorize the commencement of a new repurchase program, authorizing the repurchase of 1,037,000 shares, or 5% of our outstanding common stock. This repurchase program commenced upon the completion of the previously announced program. We completed the stock repurchase program on April 14, 2014.

(2)	On March 13, 2014, the Board of Directors voted to authorize a stock repurchase program under which we may repurchase up to 1,970,000 shares, or 10% of our outstanding common stock. As of June 30, 2014, there were 1,433,480 shares remaining to be purchased under the new repurchase program.

There were no sales by us of unregistered securities during the three months ended June 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2014.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.1^	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-16767), filed with the Commission on May 19, 2014).

10.2^

Form of Incentive Stock Option Agreement under 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-197928), filed with the Commission on August 7, 2014).

10.3^

Form of Non-Qualified Option Agreement under 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-197928), filed with the Commission on August 7, 2014).

10.4^

Form of Restricted Stock Agreement under 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-197928), filed with the Commission on August 7, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

^	Management contract or compensatory arrangement or agreement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.