Form 10-Q
period 2014-09-30
WESTFIELD FINANCIAL INC
filed 2014-11-06
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, the registrant had 18,793,583 shares of common stock, $.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;
•	changes in the regulatory environment;
•	the highly competitive industry and market area in which we operate;
•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in credit market conditions;
•	changes in the securities markets which affect investment management revenues;
•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;
•	changes in technology used in the banking business;
•	the soundness of other financial services institutions which may adversely affect our credit risk;
•	certain of our intangible assets may become impaired in the future;
•	our controls and procedures may fail or be circumvented;
•	new line of business or new products and services, which may subject us to additional risks;
•	changes in key management personnel which may adversely impact our operations;
•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;
•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and
•	other factors detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
CASH AND DUE FROM BANKS	$9,723	$14,112
FEDERAL FUNDS SOLD	197	521
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	4,509	5,109
CASH AND CASH EQUIVALENTS	14,429	19,742

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	212,460	243,204
SECURITIES HELD TO MATURITY (Fair value of $279,499 and $282,555 at September 30, 2014 and December 31,2013, respectively)	283,684	295,013
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,720	15,631
LOANS - Net of allowance for loan losses of $7,695 and $7,459 at September 30, 2014 and December 31, 2013, respectively	711,860	629,968
PREMISES AND EQUIPMENT, Net	11,199	10,995
ACCRUED INTEREST RECEIVABLE	4,192	4,201
BANK-OWNED LIFE INSURANCE	48,329	47,179
DEFERRED TAX ASSET, Net	7,817	6,334
OTHER ASSETS	2,491	4,574
TOTAL ASSETS	$1,311,181	$1,276,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$136,940	$145,040
Interest-bearing	691,845	672,072
Total deposits	828,785	817,112

SHORT-TERM BORROWINGS	78,685	48,197
LONG-TERM DEBT	246,804	248,377
SECURITIES PENDING SETTLEMENT	137	299
OTHER LIABILITIES	12,464	8,712
TOTAL LIABILITIES	1,166,875	1,122,697

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 18,822,724 shares issued and outstanding at September 30, 2014; 20,140,669 shares issued and outstanding at December 31, 2013	188	201
Additional paid-in capital	112,322	121,860
Unearned compensation - ESOP	(7,603)	(8,003)
Unearned compensation - Equity Incentive Plan	(113)	(187)
Retained earnings	44,568	43,248
Accumulated other comprehensive loss	(5,056)	(2,975)
Total shareholders’ equity	144,306	154,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,311,181	$1,276,841

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,590	$5,037	$16,256	$15,039
Commercial and industrial loans	1,509	1,299	4,154	3,807
Consumer loans	36	35	103	104
Debt securities, taxable	2,896	3,659	9,050	10,985
Debt securities, tax-exempt	208	259	626	833
Equity securities	43	36	132	108
Other investments - at cost	59	20	187	60
Federal funds sold, interest-bearing deposits and other short-term investments	2	3	11	6
Total interest and dividend income	10,343	10,348	30,519	30,942
INTEREST EXPENSE:
Deposits	1,298	1,390	3,877	4,167
Long-term debt	1,125	1,094	3,207	3,540
Short-term borrowings	86	36	245	101
Total interest expense	2,509	2,520	7,329	7,808
Net interest and dividend income	7,834	7,828	23,190	23,134
PROVISION (CREDIT) FOR LOAN LOSSES	750	(71)	1,300	(376)
Net interest and dividend income after provision for loan losses	7,084	7,899	21,890	23,510

NONINTEREST INCOME (LOSS):
Service charges and fees	655	615	1,958	1,779
Income from bank-owned life insurance	384	388	1,150	1,161
Gain on bank-owned life insurance death benefit	—	—	—	563
Loss on prepayment of borrowings	—	(540)	—	(3,370)
Gain on sales of securities, net	226	546	276	2,796
Total noninterest income	1,265	1,009	3,384	2,929
NONINTEREST EXPENSE:
Salaries and employees benefits	3,623	4,059	11,066	11,684
Occupancy	743	733	2,255	2,167
Computer operations	600	602	1,725	1,754
Professional fees	495	499	1,489	1,536
FDIC insurance assessment	166	169	508	493
Other	721	789	2,370	2,520
Total noninterest expense	6,348	6,851	19,413	20,154
INCOME BEFORE INCOME TAXES	2,001	2,057	5,861	6,285
INCOME TAX PROVISION	491	476	1,360	1,339
NET INCOME	$1,510	$1,581	$4,501	$4,946

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.08	$0.08	$0.25	$0.24
Weighted average shares outstanding	17,910,223	19,583,632	18,340,642	20,315,076
Diluted earnings per share	$0.08	$0.08	$0.25	$0.24
Weighted average diluted shares outstanding	17,910,223	19,583,632	18,340,642	20,315,094

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$1,510	$1,581	$4,501	$4,946

Other comprehensive loss:
Unrealized (loss) gains on securities:
Unrealized holding (loss) gains on available for sale securities	(1,211)	(1,462)	1,770	(19,041)
Reclassification adjustment for gains realized in income	(226)	(546)	(276)	(2,796)
Amortization of net unrealized loss on held-to-maturity securities (1)	(20)	(108)	(19)	(231)
Net unrealized (loss) gains	(1,457)	(2,116)	1,475	(22,068)
Tax effect	500	724	(510)	7,588
Net-of-tax amount	(957)	(1,392)	965	(14,480)

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	255	(79)	(4,744)	(79)
Reclassification adjustment for loss realized in interest expense (2)	48	—	142	—
Tax effect	(103)	27	1,565	27
Net-of-tax amount	200	(52)	(3,037)	(52)

Defined benefit pension plans:
Reclassification adjustment (3):
Actuarial (gain) loss	(4)	17	(4)	46
Transition asset		(3)	(10)	(9)
Net adjustments pertaining to defined benefit plans	(4)	14	(14)	37
Tax effect	2	(5)	5	(12)
Net-of-tax amount	(2)	9	(9)	25

Other comprehensive loss	(759)	(1,435)	(2,081)	(14,507)

Comprehensive income (loss)	$751	$146	$2,420	$(9,561)

(1) Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities, taxable.

(2) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt.

(3) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and benefit expense.

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Comprehensive income (loss)	—	—	—	—	—	4,946	(14,507)	(9,561)
Common stock held by ESOP committed to be released (81,803 shares)	—	—	43	412	—	—	—	455
Share-based compensation - stock options	—	—	128	—	—	—	—	128
Share-based compensation - equity incentive plan	—	—	—	—	96	—	—	96
Excess tax benefit from equity incentive plan	—	—	3	—	—	—	—	3
Common stock repurchased	(2,107,576)	(21)	(15,965)	—	—	—	—	(15,986)
Issuance of common stock in connection with equity incentive plan	—	—	53	—	(53)	—	—	—
Tender offer to purchase outstanding options	—	—	(2,717)	—	—	—	—	(2,717)
Cash dividends declared ($0.23 per share)	—	—	—	—	—	(4,706)	—	(4,706)
BALANCE AT SEPTEMBER 30, 2013	20,736,146	$207	$126,263	$(8,141)	$(222)	$42,604	$(3,812)	$156,899

BALANCE, DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income (loss)	—	—	—	—	—	4,501	(2,081)	2,420
Common stock held by ESOP committed to be released (79,345 shares)	—	—	35	400	—	—	—	435
Share-based compensation - equity incentive plan	—	—	—	—	74	—	—	74
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(1,317,945)	(13)	(9,574)	—	—	—	—	(9,587)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(3,302)	—	(3,302)
BALANCE AT SEPTEMBER 30, 2014	18,822,724	$188	$112,322	$(7,603)	$(113)	$44,568	$(5,056)	$144,306

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$4,501	$4,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,300	(376)
Depreciation and amortization of premises and equipment	865	820
Net amortization of premiums and discounts on securities and mortgage loans	3,167	3,228
Net amortization of premiums on modified debt	471	469
Share-based compensation expense	74	224
ESOP expense	435	455
Excess tax benefits from equity incentive plan	(1)	(3)
Excess tax expense in connection with tender offer completion	—	566
Net gains on sales of securities	(276)	(2,796)
Loss on sale of other real estate owned	—	6
Deferred income tax benefit	—	(35)
Income from bank-owned life insurance	(1,150)	(1,161)
Gain on bank-owned life insurance death benefit	—	(563)
Changes in assets and liabilities:
Accrued interest receivable	9	438
Other assets	(278)	135
Other liabilities	469	1,399
Net cash provided by operating activities	9,586	7,752
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	—	(2,636)
Proceeds from calls, maturities, and principal collections	9,485	1,898
Securities, available for sale:
Purchases	(50,136)	(163,580)
Proceeds from sales	63,584	168,968
Proceeds from calls, maturities, and principal collections	17,770	52,460
Purchase of residential mortgages	(38,354)	(34,564)
Loan (originations) principal payments, net	(44,278)	9,173
Redemption (purchase) of Federal Home Loan Bank of Boston stock	911	(1,393)
Proceeds from redemption of other restricted stock	—	31
Proceeds from sale of other real estate owned	—	958
Purchases of premises and equipment	(1,109)	(960)
Proceeds from sale of premises and equipment	40	—
Disbursement of bank-owned life insurance gain	—	(282)
Proceeds from bank-owned life insurance	—	1,437
Net cash (used in) provided by investing activities	(42,087)	31,510
FINANCING ACTIVITIES:
Net increase in deposits	11,673	40,097
Net change in short-term borrowings	30,488	(8,150)
Repayment of long-term debt	(7,150)	(63,250)
Proceeds from long-term debt	5,106	32,104
Return of dividends issued in connection with equity incentive plan	121
Tender offer to purchase outstanding options	—	(2,151)
Excess tax expense in connection with tender offer completion	—	(566)
Cash dividends paid	(3,302)	(4,706)
Common stock repurchased	(9,749)	(15,986)
Excess tax shortfalls benefits in connection with equity incentive plan	1	3
Net cash provided by (used in) financing activities	27,188	(22,605)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(5,313)	16,657
Beginning of period	19,742	11,761
End of period	$14,429	$28,418

Supplemental cashflow information:
Securities reclassified from available-for-sale to held-to-maturity	$—	$299,203
Securities reclassified to loan portfolio	606	—
Interest paid	7,332	7,946
Taxes paid	1,831	743
Net cash due to broker for common stock repurchased	137	—

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2014, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represent income available to shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. No dilutive potential shares were outstanding during the periods presented. Share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) are included in basic earnings per share.

Earnings per common share for the three and nine months ended September 30, 2014 and 2013 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income applicable to common stock	$1,510	$1,581	$4,501	$4,946

Average number of common shares issued	18,990	20,744	19,441	21,501
Less: Average unallocated ESOP Shares	(1,080)	(1,161)	(1,100)	(1,181)
Less: Average ungranted equity incentive plan shares	—	—	—	(5)

Average number of common shares outstanding used
to calculate basic and diluted earnings per common share	17,910	19,583	18,341	20,315

Basic and diluted earnings per share	$0.08	$0.08	$0.25	$0.24

Antidilutive shares (1)	—	—	—	1,110

__________

(1)	Options outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock. At September 30, 2014, there were no stock options outstanding.

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)

Net unrealized loss on securities available for sale	$(916)	$(2,410)
Tax effect	321	837
Net-of-tax amount	(595)	(1,573)

Net unrealized loss on securities transferred from available-for-sale to held-to-maturity (1)	(1,751)	(1,732)
Tax effect	605	599
Net-of-tax amount	(1,146)	(1,133)

Fair value of derivatives used for cash flow hedges	(2,847)	1,755
Tax effect	968	(597)
Net-of-tax amount	(1,879)	1,158

Unrecognized transition asset pertaining to defined benefit plan	—	10
Unrecognized loss pertaining to defined benefit plan	(2,176)	(2,172)
Net adjustments pertaining to defined benefit plans	(2,176)	(2,162)
Tax effect	740	735
Net-of-tax amount	(1,436)	(1,427)

Accumulated other comprehensive loss	$(5,056)	$(2,975)

__________

(1) The net unrealized loss at the date of transfer before tax was $1.5 million for all securities transferred in 2013. The gains or losses on individual securities are amortized through comprehensive income over the remaining life of the security.

The following table presents changes in accumulated other comprehensive income (loss) for the periods ended September 30, 2014 and 2013 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2012	$13,253	$—	$(2,558)	$10,695
Current-period other comprehensive income (loss)	(14,480)	(52)	25	(14,507)
Balance at September 30, 2013	$(1,227)	$(52)	$(2,533)	$(3,812)

Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive income (loss)	965	(3,037)	(9)	(2,081)
Balance at September 30, 2014	$(1,741)	$(1,879)	$(1,436)	$(5,056)

4.SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$142,503	$177	$(2,011)	$140,669
U.S. government guaranteed mortgage-backed securities	1,712	—	(23)	1,689
Corporate bonds	25,809	567	(39)	26,337
State and municipal bonds	16,482	665	—	17,147
Government-sponsored enterprise obligations	19,303	38	(193)	19,148
Mutual funds	6,258	7	(167)	6,098
Common and preferred stock	1,309	63	—	1,372

Total available for sale securities	213,376	1,517	(2,433)	212,460

Held to maturity securities:
Government-sponsored mortgage-backed securities	$167,160	$1,022	$(2,718)	$165,464
U.S. government guaranteed mortgage-backed securities	38,850	24	(812)	38,062
Corporate bonds	26,914	113	(372)	26,655
State and municipal bonds	7,301	59	(114)	7,246
Government-sponsored enterprise obligations	43,459	99	(1,486)	42,072

Total held to maturity securities	283,684	1,317	(5,502)	279,499

Total	$497,060	$2,834	$(7,935)	$491,959

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$135,981	$419	$(4,028)	$132,372
U.S. government guaranteed mortgage-backed securities	46,225	240	(137)	46,328
Corporate bonds	26,716	766	(93)	27,389
State and municipal bonds	18,240	659	(2)	18,897
Government-sponsored enterprise obligations	10,992	18	(310)	10,700
Mutual funds	6,150	8	(239)	5,919
Common and preferred stock	1,310	289	—	1,599

Total available for sale securities	245,614	2,399	(4,809)	243,204

Held to maturity securities:
Government-sponsored mortgage-backed securities	176,986	—	(6,819)	170,167
U.S. government guaranteed mortgage-backed securities	39,705	—	(1,391)	38,314
Corporate bonds	27,566	30	(567)	27,029
State and municipal bonds	7,351	5	(345)	7,011
Government-sponsored enterprise obligations	43,405	—	(3,371)	40,034

Total held to maturity securities	295,013	35	(12,493)	282,555

Total	$540,627	$2,434	$(17,302)	$525,759

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2014, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2014
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$10,130	$10,096	$—	$—
Due after five years through ten years	23,270	22,528	46,434	44,844
Due after ten years	110,815	109,734	159,576	158,682
Total	$144,215	$142,358	$206,010	$203,526

Debt securities:
Due in one year or less	$2,743	$2,774	$—	$—
Due after one year through five years	38,213	38,822	22,566	22,198
Due after five years through ten years	20,452	20,830	40,427	39,543
Due after ten years	186	206	14,681	14,232
Total	$61,594	$62,632	$77,674	$75,973

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Gross gains realized	$226	$1,086	$757	$3,407
Gross losses realized	—	(540)	(481)	(611)
Net gain realized	$226	$546	$276	$2,796

Proceeds from the sale of securities available for sale amounted to $63.6 million and $169.0 million for the nine months ended September 30, 2014 and 2013, respectively.

The tax provision applicable to net realized gains was $77,000 and $94,000 for the three and nine months ended September 30, 2014, respectively. The tax provision applicable to net realized gains was $185,000 and $956,000 for the three and nine months ended September 30, 2013, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	September 30, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$336	$54,695	$1,675	$55,630
U.S. government guaranteed mortgage-backed securities	3	941	20	749
Corporate bonds	31	6,740	8	1,492
Government-sponsored enterprise obligations	17	8,955	176	7,323
Mutual funds	—	—	167	5,029

Total available for sale	387	71,331	2,046	70,223

Held to maturity:
Government-sponsored mortgage-backed securities	282	13,537	2,436	65,116
U.S. government guaranteed mortgage-backed securities	—	—	812	27,423
Corporate bonds	276	13,397	96	8,234
State and municipal bonds	—	—	114	4,559
Government-sponsored enterprise obligations	—	—	1,486	36,380

Total held to maturity	558	26,934	4,944	141,712

Total	$945	$98,265	$6,990	$211,935

	December 31, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$3,717	$118,846	$311	$2,761
U.S. government guaranteed mortgage-backed securities	137	15,045	—	—
Corporate bonds	93	4,659	—	—
State and municipal bonds	2	256	—	—
Government-sponsored enterprise obligations	310	7,189	—	—
Mutual funds	84	3,205	155	1,656

Total available for sale	4,343	149,200	466	4,417

Held to maturity:
Government-sponsored mortgage-backed securities	5,866	145,438	953	24,729
U.S. government guaranteed mortgage-backed securities	1,391	38,314	—	—
Corporate bonds	567	22,059	—	—
State and municipal bonds	345	5,852	—	—
Government-sponsored enterprise obligations	3,330	38,228	41	1,806

Total held to maturity	11,499	249,891	994	26,535

Total	$15,842	$399,091	$1,460	$30,952

	September 30, 2014
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	19	$68,850	$618	0.9%	33	$124,857	$4,111	3.3%
U.S. government guaranteed mortgage-backed securities	1	944	3	0.3	5	29,004	832	2.9
Government sponsored enterprise obligations	5	8,972	17	0.2	10	45,365	1,662	3.7
Corporate Bonds	10	20,444	307	1.5	3	9,830	104	1.1
State and municipal bonds	0	—	—	—	8	4,673	114	2.4
Mutual funds	0	—	—	—	2	5,196	167	3.2

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other-than-temporary.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2014	2013
	(In thousands)
Commercial real estate	$287,176	$264,476
Residential real estate:
Residential	225,240	198,686
Home equity	39,182	35,371
Commercial and industrial	165,389	135,555
Consumer	1,546	2,572
Total Loans	718,533	636,660
Unearned premiums and deferred loan fees and costs, net	1,022	767
Allowance for loan losses	(7,695)	(7,459)
	$711,860	$629,968

During the nine months ended September 30, 2014 and 2013, we purchased residential real estate loans aggregating $38.4 million and $34.6 million, respectively. None were deemed credit impaired at the time of acquisition.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At September 30, 2014 and December 31, 2013, we serviced loans for participants aggregating $26.0 million and $14.3 million, respectively.

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

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance, if any, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2014 and 2013 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2013	$3,244	$1,807	$2,072	$12	$338	$7,473
Provision (credit)	162	36	45	—	(314)	(71)
Charge-offs	—	(23)	(79)	(14)	—	(116)
Recoveries	—	1	9	15	—	25
Balance at September 30, 2013	$3,406	$1,821	$2,047	$13	$24	$7,311

Balance at June 30, 2014	$3,898	$1,848	$2,258	$14	$(1)	$8,017
Provision (credit)	246	(25)	543	8	(22)	750
Charge-offs	(350)	—	(713)	(13)	—	(1,076)
Recoveries	—	—	—	4	—	4
Balance at September 30, 2014	$3,794	$1,823	$2,088	$13	$(23)	$7,695

Nine Months Ended
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (credit)	(134)	154	33	9	(438)	(376)
Charge-offs	(20)	(80)	(208)	(28)	—	(336)
Recoveries	154	1	55	19	—	229
Balance at September 30, 2013	$3,406	$1,821	$2,047	$13	$24	$7,311

Balance at December 31, 2013	$3,549	$1,707	$2,192	$13	$(2)	$7,459
Provision (credit)	595	130	573	23	(21)	1,300
Charge-offs	(350)	(15)	(787)	(36)	—	(1,188)
Recoveries	—	1	110	13	—	124
Balance at September 30, 2014	$3,794	$1,823	$2,088	$13	$(23)	$7,695

Further information pertaining to the allowance for loan losses by segment at September 30, 2014 and December 31, 2013 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2014

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,794	1,823	2,088	13	(23)	7,695
Total allowance for loan losses	$3,794	$1,823	$2,088	$13	$(23)	$7,695

Loans individually evaluated and deemed impaired	$3,959	$206	$4,201	$—	$—	$8,366
Loans collectively or individually evaluated and not deemed impaired	283,217	264,216	161,188	1,546	—	710,167
Total loans	$287,176	$264,422	$165,389	$1,546	$—	$718,533

December 31, 2013

Amount of allowance for loans individually evaluated and deemed impaired	$82	$—	$15	$—	$—	$97
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,467	1,707	2,177	13	(2)	7,362
Total allowance for loan losses	$3,549	$1,707	$2,192	$13	$(2)	$7,459

Loans individually evaluated and deemed impaired	$14,962	$234	$1,352	$—	$—	$16,548
Loans collectively or individually evaluated and not deemed impaired	249,514	233,823	134,203	2,572	—	620,112
Total loans	$264,476	$234,057	$135,555	$2,572	$—	$636,660

The following is a summary of past due and non-accrual loans by class at September 30, 2014 and December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
September 30, 2014
Commercial real estate	$2,291	$460	$540	$3,291	$—	$3,152
Residential real estate:
Residential	411	493	799	1,703	—	1,416
Home equity	159	45	1	205	—	1
Commercial and industrial	232	120	289	641	—	4,291
Consumer	37	6	4	47	—	7
Total	$3,130	$1,125	$1,633	$5,887	$—	$8,867

December 31, 2013
Commercial real estate	$430	$146	$793	$1,369	$—	$1,449
Residential real estate:
Residential	1,004	325	311	1,640	—	712
Home equity	217	—	2	219	—	38
Commercial and industrial	516	780	140	1,436	—	386
Consumer	25	16	1	42	—	1
Total	$2,192	$1,267	$1,247	$4,706	$—	$2,586

The following is a summary of impaired loans by class at September 30, 2014 and December 31, 2013:

				Three Months Ended		Nine Months Ended
	At September 30, 2014			September 30, 2014		September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,959	$4,470	$—	$2,681	$—	$1,846	—
Residential real estate	206	303	—	207	—	214	—
Commercial and industrial	4,201	4,849	—	2,475	—	1,270	—
Total	8,366	9,622	—	5,363	—	3,330	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	6,672	142	11,176	428
Commercial and industrial	—	—	—	477	11	800	31
Total	—	—	—	7,149	153	11,976	459

Total impaired loans	$8,366	$9,622	$—	$12,512	$153	$15,306	$459

				Three Months Ended		Nine Months Ended
	At December 31, 2013			September 30, 2013		September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,449	$1,756	$—	$1,489	$—	$1,515	$—
Residential real estate	234	306	—	239	—	252	—
Commercial and industrial	385	487	—	415	—	407	—
Total	2,068	2,549	—	2,143	—	2,174	—

Impaired loans with a valuation allowance:
Commercial real estate	13,513	13,513	82	13,637	145	13,719	438
Commercial and industrial	967	967	15	976	10	982	31
Total	14,480	14,480	97	14,613	155	14,701	469

Total impaired loans	$16,548	$17,029	$97	$16,756	$155	$16,875	$469

All interest income recognized for impaired loans was recognized on the accrual basis during the three and nine months ended September 30, 2014 and 2013.

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

Nonperforming TDRs are shown as nonperforming assets and are included in the table below. Prior to modifications, the four loans listed below had been paying interest only. Upon stabilization of the credits, the related loans were modified and placed on an amortization schedule with higher interest rates. During the three months ended September 30, 2014, one loan relationship with a balance of $14.3 million previously restructured in March 2012 was removed from TDR status upon maturity of the existing loans. The new loans were granted under market conditions and are performing according to the terms of the loan agreements.

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$234	$234	1	$234	$234
Commercial and Industrial	3	206	206	3	206	206
Total	4	$440	$440	4	$440	$440

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. No TDRs defaulted during the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014, we have not committed to lend any additional funds for loans that are classified as TDRs. There were no charge-offs on TDRs during the three and nine months ended September 30, 2014. There were $38,000 and $74,000 in charge-offs on TDRs during the three and nine months ended September 30, 2013.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $27.7 million and $23.4 million at September 30, 2014 and December 31, 2013, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process.

The following table presents our loans by risk rating at September 30, 2014 and December 31, 2013:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2014
Loans rated 1 – 3	$241,789	$223,824	$39,157	$145,948	$1,539	$652,257
Loans rated 4	36,905	—	—	9,618	—	46,523
Loans rated 5	1,543	—	24	516	—	2,083
Loans rated 6	6,939	1,416	1	9,252	7	17,615
Loans rated 7	—	—	—	55	—	55
	$287,176	$225,240	$39,182	$165,389	$1,546	$718,533

December 31, 2013
Loans rated 1 – 3	$213,985	$197,974	$35,333	$108,671	$2,571	$558,534
Loans rated 4	41,459	—	—	15,722	—	57,181
Loans rated 5	1,972	—	—	3,509	—	5,481
Loans rated 6	7,060	712	38	7,653	1	15,464
	$264,476	$198,686	$35,371	$135,555	$2,572	$636,660

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

Stock awards are recorded as unearned compensation based on the market price at the date of grant. Unearned compensation is amortized over the vesting period. No stock awards were granted during the three and nine months ended September 30, 2014. At September 30, 2014, no stock awards were available for future grants.

No stock options were granted during the three and nine months ended September 30, 2014.

Our stock award and stock option plans activity for the nine months ended September 30, 2014 and 2013 is summarized below:

	Unvested Stock Awards Outstanding		Stock Options Outstanding
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	25,720	$7.93	—	—
No activity	—	—	—	—
Outstanding at September 30, 2014	25,720	$7.93	—	—

Outstanding at December 31, 2012	33,800	$8.23	1,669,431	$10.02
Shared granted	7,440	7.08	—	—
Tender offer to purchase outstanding options	—	—	(1,665,415)	—
Cancelled	—	—	(4,016)	—
Outstanding at September 30, 2013	41,240	$8.02	—	$—

We recorded compensation cost related to the stock options of $101,000 with a related tax benefit of $27,000 for the three months ended September 30, 2013. We recorded compensation cost related to the stock options of $128,000 with a related tax benefit of $34,000 for the nine months ended September 30, 2013.

We recorded compensation cost related to the stock awards of $25,000 and $41,000 for the three months ended September 30, 2014 and 2013, respectively. We recorded compensation cost related to the stock awards of $74,000 and $96,000 with related tax benefits of $1,000 and 3,000 for the nine months ended September 30, 2014 and 2013, respectively.

In May 2014, our shareholders approved a new stock based compensation plan under which up to 516,000 shares of our common stock have been reserved for future grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of Westfield Financial.  At September 30, 2014, no awards had been granted under this plan.

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $43.0 million at September 30, 2014 and $20.0 million at December 31, 2013. We had a line of credit with the FHLBB of $312,000 at September 30, 2014 while there were no outstanding lines at December 31, 2013. Customer repurchase agreements were $35.4 million at September 30, 2014 and $28.2 million at December 31, 2013. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of our customer repurchase agreements at September 30, 2014 and December 31, 2013, were held by commercial customers. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at September 30, 2014 or December 31, 2013.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At September 30, 2014, we had $231.1 million in long-term debt with the FHLBB and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer. This compares to $232.7 million in long-term debt with FHLBB advances and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2013. The securities sold under agreement to repurchase are callable quarterly at the issuer’s option. Customer repurchase agreements were $5.7 million and $5.6 million at September 30, 2014 and December 31, 2013, respectively. All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

For the nine months ended September 30, 2014, we did not prepay any repurchase agreements. Likewise, there were no prepayments of repurchase agreements as of December 31, 2013.

8. PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$250	$272	$750	$817
Interest cost	207	178	624	533
Expected return on assets	(239)	(232)	(719)	(696)
Transition obligation	—	(3)	(10)	(8)
Actuarial (gain) loss	(4)	17	(4)	76
Net periodic pension cost	$214	$232	$641	$722

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2014. No contributions have been made to the plan for the nine months ended September 30, 2014. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan provider.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of September 30, 2014 and December 31, 2013.

September 30, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$78	Other Liabilities	$2,925
Total derivatives designated as hedging instruments		$78		$2,925

December 31, 2013	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$1,755	N/A	$—
Total derivatives designated as hedging instruments		$1,755		$—

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

The following table presents information about our cash flow hedges at September 30, 2014 and December 31, 2013:

September 30, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.0	0.24%	1.17%	$78
Forward starting interest rate swaps on FHLBB borrowings	135,000	6.5	—	2.93%	(2,925)
Total cash flow hedges	$155,000	6.0			$(2,847)

December 31, 2013	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.8	0.24%	1.17%	$40
Forward starting interest rate swaps on FHLBB borrowings	135,000	7.2	—	2.93%	1,715
Total cash flow hedges	$155,000	6.8			$1,755

The five forward-starting interest rate swaps will become effective in 2014, 2015, and 2016 with notional amounts of $20.0 million, $47.5 million and $67.5 million, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We have not recognized any hedge ineffectiveness in earnings on any of the interest rate swaps since inception.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated other comprehensive loss into interest expense for the effective portion of interest rate swaps was $48,000 and $142,000 during the three and nine months ended September 30, 2014, respectively. We had no gain or loss reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2014. During the next 12 months, we estimate that $728,000 will be reclassified as an increase in interest expense.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest rate swaps	$255	$79	$(4,744)	$(79)

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

As of September 30, 2014, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.9 million. As of September 30, 2014, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements. If we had breached any of these provisions at September 30, 2014, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$140,669	$—	$140,669
U.S. government guaranteed residential mortgage-backed securities	—	1,689	—	1,689
Corporate bonds	—	26,337	—	26,337
State and municipal bonds	—	17,147	—	17,147
Government-sponsored enterprise obligations	—	19,148	—	19,148
Mutual funds	6,098	—	—	6,098
Common and preferred stock	1,372	—	—	1,372
Total assets	$7,470	$204,990	$—	$212,460

Liabilities:
Interest rate swaps, net	$—	$2,847	$—	$2,847

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$132,372	$—	$132,372
U.S. government guaranteed residential mortgage-backed securities	—	46,328	—	46,328
Corporate bonds	—	27,389	—	27,389
State and municipal bonds	—	18,897	—	18,897
Government-sponsored enterprise obligations	—	10,700	—	10,700
Mutual funds	5,919	—	—	5,919
Common and preferred stock	1,599	—	—	1,599
Total securities available for sale	7,518	235,686	—	243,204
Interest rate swaps	—	1,755	—	1,755
Total assets	$7,518	$237,441	$—	$244,959

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2014 and 2013. Total gains (losses) represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2014 and 2013.

	At			Three Months Ended	Nine Months Ended
	September 30, 2014			September 30, 2014	September 30, 2014
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$—	$—	$4,783	$(950)	$(965)
Total assets	$—	$—	$4,783	$(950)	$(965)

	At			Three Months Ended	Nine Months Ended
	September 30, 2013			September 30, 2013	September 30, 2013
	Level 1	Level 2	Level 3	Total Losses	Total Gains
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$—	$—	$2,109	$(38)	$31
Total assets	$—	$—	$2,109	$(38)	$31

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

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2014 and 2013. We did not measure any liabilities, other than those arising from interest rate swaps, at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	September 30, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$14,429	$14,429	$—	$—	$14,429
Securities available for sale	212,460	7,470	204,990	—	212,460
Securities held to maturity	283,684	—	279,499	—	279,499
Federal Home Loan Bank of Boston and other restricted stock	14,720	—	—	14,720	14,720
Loans - net	711,860	—	—	715,235	715,235
Accrued interest receivable	4,192	—	—	4,192	4,192

Liabilities:
Deposits	828,785	—	—	829,282	829,292
Short-term borrowings	78,685	—	78,684	—	78,684
Long-term debt	246,804	—	250,442	—	250,442
Accrued interest payable	390	—	—	390	390
Interest rate swaps, net	2,847	—	2,847	—	2,847

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,742	$19,742	$—	$—	$19,742
Securities available for sale	243,204	7,518	235,686	—	243,204
Securities held to maturity	295,013	—	282,555	—	282,555
Federal Home Loan Bank of Boston and other restricted stock	15,631	—	—	15,631	15,631
Loans - net	629,968	—	—	631,417	631,417
Accrued interest receivable	4,201	—	—	4,201	4,201
Derivative assets	1,755	—	1,755	—	1,755

Liabilities:
Deposits	817,112	—	—	819,109	819,109
Short-term borrowings	48,197	—	48,197	—	48,197
Long-term debt	248,377	—	251,678	—	251,678
Accrued interest payable	392	—	—	392	392

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

You should read the following financial results for the three and nine months ended September 30, 2014 in the context of this strategy.

•	Net income was $1.5 million, or $0.08 per diluted share, for the three months ended September 30, 2014, compared to $1.6 million, or $0.08 per diluted share, for the same period in 2013. For the nine months ended September 30, 2014, net income was $4.5 million, or $0.25 per diluted share, compared to net income of $4.9 million, or $0.24 per diluted share, for the same period in 2013.

•	The provision (credit) for loan losses was $750,000 and $(71,000) for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $(376,000) for the nine months ended September 30, 2014 and 2013, respectively. The changes in the loan portfolio for both the three and nine months ended September 30, 2014 reflect overall loan growth, a decrease in impaired loan balances due to the financial improvement of a single commercial real estate relationship with a balance of $14.3 million, which returned to the general allowance pool for reserve measurement, and a partial charge off of $950,000 related to one long-standing manufacturing loan relationship deemed impaired during the third quarter of 2014. The credit for loan losses in both 2013 periods was the result of continued improvement in the overall risk profile of the commercial loan portfolio as classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement.

•	Net interest income was $7.8 million for the three months ended September 30, 2014 and 2013, respectively. The net interest margin, on a tax-equivalent basis, was 2.58% for the three months ended September 30, 2014, compared to 2.62% for the same period in 2013. For the nine months ended September 30, 2014 and 2013, net interest income was $23.2 million and $23.1 million, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% and 2.59% for the nine months ended September 30, 2014 and 2013, respectively. The increase in net interest income for the nine months ended September 30, 2014 was due to a shift in average interest-earning assets out of securities and into loans, which tend to carry a higher average yield, as well as a decrease in the cost of average interest-bearing liabilities.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2014. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2013 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Total assets were stable at $1.3 billion at September 30, 2014 and December 31, 2013. Securities decreased $42.9 million to $510.9 million at September 30, 2014 from $553.8 million at December 31, 2013 primarily due to sales of securities.

Total loans increased by $82.2 million to $719.6 million at September 30, 2014 from $637.4 million at December 31, 2013. Residential loans increased $30.3 million to $264.4 million at September 30, 2014 from $234.1 million at December 31, 2013. We purchased $24.3 million in residential loans from a New England-based bank as a means of supplementing our loan growth. In addition, through our long standing relationship with a third-party mortgage company, we purchased a total of $15.0 million in residential loans within and contiguous to our market area. While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial and industrial loans increased $29.8 million to $165.4 million at September 30, 2014 from $135.6 million at December 31, 2013. Commercial real estate loans increased $22.7 million to $287.2 million at September 30, 2014 from $264.5 at December 31, 2013. Non-owner occupied commercial real estate loans increased $24.8 million to $176.7 million at September 30, 2014 from $151.9 million at December 31, 2013, while owner occupied commercial real estate loans decreased $2.1 million to $110.4 million at September 30, 2014 from $112.5 million at December 31, 2013. The increase in loans was primarily due to organic growth within and contiguous to our market area.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $8.9 million at September 30, 2014 and $2.6 million at December 31, 2013. The increase in nonaccrual loans for the nine months ended September 30, 2014 was primarily due to a $6.8 million manufacturing loan relationship that went into nonaccrual and impaired status during the third quarter of 2014. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $125,000 for both the nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, there was no real estate in foreclosure. At September 30, 2014 and December 31, 2013, our nonperforming loans to total loans were 1.23% and 0.41%, respectively, while our nonperforming assets to total assets were 0.68% and 0.20%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $11.7 million to $828.8 million at September 30, 2014 from $817.1 million at December 31, 2013. The increase in deposits was due to a $25.9 million increase in money market accounts, which were $230.4 million and $204.5 million at September 30, 2014 and December 31, 2013, respectively. Time deposit accounts increased $3.9 million to $345.3 million at September 30, 2014 from $341.4 million at December 31, 2013. Checking accounts decreased $13.7 million to $176.3 million at September 30, 2014 from $190.0 million at December 31, 2013. Regular savings accounts decreased $4.5 million to $76.7 million at September 30, 2014. We modified the interest rate structure on consumer checking accounts, which resulted in some funds from consumer checking shifting to the relationship-based money market account.

Borrowings increased $29.0 million to $325.5 million at September 30, 2014 from $296.5 million at December 31, 2013. Short-term borrowings increased $30.5 million to $78.7 million at September 30, 2014 from $48.2 million at December 31, 2013. Long-term debt decreased $1.5 million to $246.8 million at September 30, 2014 from $248.3 million at December 31, 2013. The change in our short-term debt and long-term borrowings was to take advantage of short-term, low cost FHLBB funding. Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying unaudited consolidated financial statements.

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

Shareholders’ equity was $144.3 million and $154.1 million, which represented 11.0% and 12.1% of total assets at September 30, 2014 and December 31, 2013, respectively. The decrease in shareholders’ equity during the nine months ended September 30, 2014 reflects the repurchase of 1,317,945 shares of our common stock at a cost of $9.6 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $3.3 million and a decrease in other comprehensive income of $2.1 million due to changes in the market value of our securities and swaps. This was partially offset by net income of $4.5 million for the nine months ended September 30, 2014.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

General

Net income was $1.5 million, or $0.08 per diluted share, for the quarter ended September 30, 2014, compared to $1.6 million, or $0.08 per diluted share, for the same period in 2013. Net interest income was $7.8 million for the three months ended September 30, 2014 and 2013, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2014 and 2013, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$703,736	$7,170	4.08%	$609,876	$6,409	4.20%
Securities(2)	492,948	3,245	2.63	573,955	4,077	2.84
Other investments - at cost	16,129	59	1.46	17,537	20	0.46
Short-term investments(3)	12,399	2	0.06	9,373	3	0.13
Total interest-earning assets	1,225,212	10,476	3.42	1,210,741	10,509	3.47
Total noninterest-earning assets	72,984			73,123

Total assets	$1,298,196			$1,283,864

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$38,889	22	0.23	$45,756	34	0.30
Savings accounts	78,860	20	0.10	85,960	26	0.12
Money market accounts	227,554	225	0.40	206,674	206	0.40
Time certificates of deposit	342,281	1,031	1.20	330,222	1,124	1.36
Total interest-bearing deposits	687,584	1,298		668,612	1,390
Short-term borrowings and long-term debt	318,357	1,211	1.52	326,785	1,130	1.38
Interest-bearing liabilities	1,005,941	2,509	1.00	995,397	2,520	1.01
Noninterest-bearing deposits	133,817			119,462
Other noninterest-bearing liabilities	13,139			10,676
Total noninterest-bearing liabilities	146,956			130,138

Total liabilities	1,152,897			1,125,535
Total equity	145,299			158,329
Total liabilities and equity	$1,298,196			$1,283,864
Less: Tax-equivalent adjustment(2)		(133)			(161)
Net interest and dividend income		$7,834			$7,828
Net interest rate spread(4)			2.42%			2.46%
Net interest margin(5)			2.58%			2.62%
Ratio of average interest-earning
assets to average interest-bearing liabilities			121.80			121.63

__________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$986	$(225)	$761
Securities (1)	(575)	(257)	(832)
Other investments - at cost	(2)	41	39
Short-term investments	1	(2)	(1)
Total interest-earning assets	410	(443)	(33)

Interest-bearing liabilities
Interest-bearing accounts	(5)	(7)	(12)
Savings accounts	(2)	(4)	(6)
Money market accounts	21	(2)	19
Time deposits	41	(134)	(93)
Short-term borrowing and long-time debt	(29)	110	81
Total interest-bearing liabilities	26	(37)	(11)
Change in net interest and dividend income	$384	$(406)	$(22)

__________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.8 million for the three months ended September 30, 2014 and 2013, respectively. The net interest margin, on a tax-equivalent basis, was 2.58% for the three months ended September 30, 2014, compared to 2.62% for the same period in 2013.

The stable net interest income was primarily driven by a favorable shift in average interest-earnings assets out of securities and into loans; however, this was partially offset by a decrease in the average yield on loans. In addition, the cost of interest-bearing liabilities was flat due to an increase in the cost of short-term borrowings and long-term debt that offset a decrease in the cost of interest-bearing deposits. The average balance of securities decreased $81.1 million to $492.9 million from $574.0 million, while the average balance of loans increased $93.8 million to $703.7 million from $609.9 million for the three months ended September 30, 2014 from the same period in 2013. The average yield on loans decreased 12 basis points to 4.08% for the three months ended September 30, 2014, compared to 4.20% for the same period in 2013. The primary reason for the decrease in loan yield from the comparable 2013 period is that a portion of the new loan volume is adjustable and priced around prime rate, which is lower than current fixed rates, but will generate additional revenue and yield once rates begin to rise.

Interest expense was $2.5 million for the three months ended September 30, 2014 and 2013, respectively. The average cost of interest-bearing deposits decreased 16 basis points to 1.20% for the three months ended September 30, 2014 from 1.36% for the same period in 2013. The cost of short-term borrowings and long-term debt increased 14 basis points to 1.52% for the three months ended September 30, 2014 from 1.38% for the three months ended September 30, 2013, primarily due to certain FHLBB flipper advances that converted into a fixed-rate instrument once their adjustable terms reached expiration.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2014 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the three months ended September 30, 2014, described in detail below, include an increase in nonaccrual loans and charge-offs related to a single commercial loan relationship with a balance of $6.8 million, an increase in commercial and industrial loans, commercial real estate loans and residential real estate loans and a decrease in impaired loan balances. After evaluating these factors, we recorded a provision of $750,000 for loan losses for the three months ended September 30, 2014, compared to a credit of $71,000 for the same period in 2013. The allowance was $7.7 million and $8.0 million and 1.07% and 1.17% of total loans at September 30, 2014 and June 30, 2014, respectively.

Nonaccrual loans were $8.9 million at September 30, 2014 and $3.2 million at June 30, 2014. During the third quarter of 2014, one manufacturing loan relationship with a balance of $6.8 million, which is comprised of commercial and industrial loans of $4.1 million and a commercial real estate loan of $2.7 million, was placed into nonaccrual status and deemed impaired. We have maintained a relationship with this borrower for over 15 years. The relationship has been classified as a substandard credit since 2011 and has experienced declining sales that impacted their business operations. Based upon the fair value of the underlying business collateral, we recorded a charge-off of $950,000 for the three months ended September 30, 2014 related to this single relationship.

Net charge-offs were $1.1 million for the three months ended September 30, 2014. This comprised charge-offs of $1.1 million for the three months ended September 30, 2014, offset by recoveries of $4,000. Net charge-offs were $91,000 for the three months ended September 30, 2013. This comprised charge-offs of $116,000 for the three months ended September 30, 2013, partially offset by recoveries of $25,000.

Commercial and industrial loans increased $17.8 million to $165.4 million at September 30, 2014 from $147.6 million at June 30, 2014. Commercial real estate loans increased $1.2 million to $287.2 million at September 30, 2014 from $286.0 at June 30, 2014. Non-owner occupied commercial real estate loans increased $1.8 million to $176.7 million at September 30, 2014 from $174.9 million at June 30, 2014, while owner occupied commercial real estate loans decreased $700,000 to $110.4 million at September 30, 2014 from $111.1 million at June 30, 2014. Residential loans increased $14.5 million to $264.4 million at September 30, 2014 from $249.9 million at June 30, 2014. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

Impaired loans decreased $8.3 million to $8.4 million at September 30, 2014 from $16.7 million at June 30, 2014. The decrease in impaired loan balances was due to the financial improvement of a single commercial real estate loan relationship with a balance of $14.3 million, which returned to the general allowance pool for reserve measurement during the three months ended September 30, 2014. This decrease was partially offset by an increase in impaired loan balances of $6.8 million related to the manufacturing loan relationship described above as of September 30, 2014.

During the 2013 period, the credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio. Impaired loans that previously carried higher allowances showed improvement resulting in allowances on impaired loans decreasing $70,000 to $238,000 at September 30, 2013. A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $256,000 to $1.3 million for the three months ended September 30, 2014, compared to $1.0 million for the same period in 2013, primarily due to net gains on the sales of securities of $226,000 during the three months ended September 30, 2014. The three months ended September 30, 2013 included a loss on the prepayment of borrowings of $540,000, offset by securities gains of $546,000.

Noninterest Expense

Noninterest expense decreased $503,000 to $6.3 million for the three months ended September 30, 2014 from $6.9 million for the same period in 2013. Salaries and benefits decreased $436,000 to $3.6 million for the three months ended September 30, 2014 from $4.1 million for the same period in 2013, primarily due to a $286,000 decrease in share-based compensation expense and other employee benefits costs. Other noninterest expense decreased $68,000 to $721,000 for the three months ended September 30, 2014, primarily due to an $89,000 decrease in advertising expenses for the period.

Income Taxes

For the three months ended September 30, 2014, we had a tax provision of $491,000, as compared to $476,000 for the same period in 2013. The effective tax rate was 24.5% for the three months ended September 30, 2014 and 23.1% for the same period in 2013. The change in effective tax rate reflects slightly lower levels of tax-advantaged income such as BOLI and tax-exempt municipal obligations for the three months ended September 30, 2014.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

General

Net income was $4.5 million, or $0.25 per diluted share, for the nine months ended September 30, 2014, compared to $4.9 million, or $0.24 per diluted share, for the same period in 2013. Net interest income was $23.2 million and $23.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2014 and 2013, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$670,102	$20,622	4.10%	$599,844	$19,063	4.24%
Securities(2)	507,906	10,107	2.65	598,405	12,322	2.75
Other investments - at cost	16,730	187	1.49	17,164	60	0.47
Short-term investments(3)	15,107	11	0.10	6,895	6	0.12
Total interest-earning assets	1,209,845	30,927	3.41	1,222,308	31,451	3.43
Total noninterest-earning assets	72,676			68,481

Total assets	$1,282,521			$1,290,789

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$41,178	77	0.25	$47,812	106	0.30
Savings accounts	80,150	61	0.10	89,220	98	0.15
Money market accounts	217,283	625	0.38	192,378	564	0.39
Time certificates of deposit	341,256	3,114	1.22	327,894	3,399	1.38
Total interest-bearing deposits	679,867	3,877		657,304	4,167
Short-term borrowings and long-term debt	311,954	3,452	1.48	335,662	3,641	1.45
Interest-bearing liabilities	991,821	7,329	0.99	992,966	7,808	1.05
Noninterest-bearing deposits	131,107			116,320
Other noninterest-bearing liabilities	10,981			10,242
Total noninterest-bearing liabilities	142,088			126,562

Total liabilities	1,133,909			1,119,528
Total equity	148,612			171,261
Total liabilities and equity	$1,282,521			$1,290,789
Less: Tax-equivalent adjustment(2)		(408)			(509)
Net interest and dividend income		$23,190			$23,134
Net interest rate spread(4)			2.42%			2.38%
Net interest margin(5)			2.61%			2.59%
Ratio of average interest-earning
assets to average interest-bearing liabilities			121.98			123.10

__________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$2,233	$(674)	$1,559
Securities (1)	(1,864)	(351)	(2,215)
Other investments - at cost	(2)	129	127
Short-term investments	7	(2)	5
Total interest-earning assets	374	(898)	(524)

Interest-bearing liabilities
NOW accounts	(15)	(14)	(29)
Savings accounts	(10)	(27)	(37)
Money market accounts	73	(12)	61
Time deposits	139	(424)	(285)
Short-term borrowing and long-time debt	(257)	68	(189)
Total interest-bearing liabilities	(70)	(409)	(479)
Change in net interest and dividend income	$444	$(489)	$(45)

__________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $23.2 million and $23.1 million for the nine months ended September 30, 2014 and 2013, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% and 2.59% for the nine months ended September 30, 2014 and 2013, respectively.

The stable net interest income was primarily driven by a favorable shift in average interest-earnings assets out of securities and into loans and a reduction in the cost of interest-bearing liabilities; however, this was partially offset by a decrease in the average yield on loans and interest-earning assets. The average balance of securities decreased $90.5 million to $507.9 million from $598.4 million, while the average balance of loans increased $70.3 million to $670.1 million from $599.8 million for the nine months ended September 30, 2014 from the same period in 2013. The average yield on loans decreased 14 basis points to 4.10% for the nine months ended September 30, 2014, compared to 4.24% for the same period in 2013. The primary reason for the decrease in loan yield from the comparable 2013 period is that a portion of the new loan volume is adjustable and priced around prime rate, which is lower than current fixed rates, but will generate additional revenue and yield once rates begin to rise.

Interest on earning-assets, on a tax-equivalent basis, decreased $524,000 to $30.9 million for the nine months ended September 30, 2014 from $31.5 million for the same period in 2013. The average yield on interest-earning assets decreased 2 basis point to 3.41% for the nine months ended September 30, 2014 from 3.43% for the same period in 2013. In addition, average interest-earning assets decreased $12.5 million to $1.2 billion for the nine months ended September 30, 2014. Despite a decrease in the average yield on loans, the asset shift from securities into loans helped to stabilize the average yield on interest-earning assets due to the higher average yield on loans compared to securities.

Interest expense decreased $479,000 to $7.3 million for the nine months ended September 30, 2014 from $7.8 million for the same period in 2013. The average cost of interest-bearing liabilities decreased 6 basis points to 0.99% for the nine months ended September 30, 2014 from 1.05% for the same period in 2013. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in rates on time deposits. In addition, for the nine months ended September 30, 2013, we prepaid repurchase agreements in the amount of $43.3 million and incurred a prepayment expense of $3.4 million. The repurchase agreements had a weighted average cost of 2.99%.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2014 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the nine months ended September 30, 2014, described in detail below, include increases in commercial and industrial loans, commercial real estate loans, residential real estate loans, an increase in charge-offs driven primarily by the impairment of one single manufacturing loan relationship and a decrease in impaired loan balances. After evaluating these factors, we recorded a provision of $1.3 million for loan losses for the nine months ended September 30, 2014, compared to a credit of $376,000 for the same period in 2013. The allowance was $7.7 million at September 30, 2014 and $7.5 million at December 31, 2013. The allowance for loan losses was 1.07% of total loans at September 30, 2014 and 1.17% at December 31, 2013, respectively.

Commercial and industrial loans increased $29.8 million to $165.4 million at September 30, 2014 from $135.6 million at December 31, 2013. Commercial real estate loans increased $22.7 million to $287.2 million at September 30, 2014 from $264.5 million at December 31, 2013. Residential real estate loans increased $30.3 million to $264.4 million at September 30, 2014, compared to $234.1 million at December 31, 2013. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

Nonaccrual loans were $8.9 million at September 30, 2014 and $2.6 million at December 31, 2013. During the third quarter of 2014, one manufacturing loan relationship with a balance of $6.8 million, which is comprised of commercial and industrial loans of $4.1 million and a commercial real estate loan of $2.7 million, was placed into nonaccrual status and deemed impaired. We have maintained a relationship with this borrower for over 15 years. The relationship has been classified as a substandard credit since 2011 and has experienced declining sales that impacted their business operations. Based upon the fair value of the business collateral, we recorded a charge-off of $950,000 for the three months ended September 30, 2014 related to this single relationship. Net charge-offs were $1.1 million for the nine months ended September 30, 2014. This comprised charge-offs of $1.2 million for the nine months ended September 30, 2014, offset by recoveries of $124,000. Net charge-offs were $107,000 for the nine months ended September 30, 2013. This comprised charge-offs of $336,000 for the nine months ended September 30, 2013, partially offset by recoveries of $229,000.

Impaired loans decreased $8.1 million to $8.4 million at September 30, 2014 from $16.5 million at December 31, 2014. The decrease in impaired loan balances was due to the financial improvement of a single commercial real estate loan relationship with a balance of $14.3 million, which returned to the general allowance pool for reserve measurement during the three months ended September 30, 2014. This decrease was partially offset by an increase in impaired loan balances of $6.8 million related to the manufacturing loan relationship described above as of September 30, 2014.

During the 2013 period, the credit for loan losses was the result of continued improvement in the overall risk profile of the commercial loan portfolio. Impaired loans that previously carried higher allowances showed considerable improvement resulting in allowances on impaired loans decreasing $300,000 to $238,000 at September 30, 2013. A summary of our provision for loan losses by loan segment is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income

Noninterest income increased $455,000 to $3.4 million for the nine months ended September 30, 2014, compared to $2.9 million for the same period in 2013. Service charges and fees increased $179,000 to $2.0 million at September 30, 2014 from $1.8 million at September 30, 2013. This was primarily due to the collection of $97,000 in prepayment fees on a commercial loan relationship that paid off early during the first quarter of 2014. Fees collected from card-based transactions increased $62,000 for the nine months ended September 30, 2014, which reflects an increase in customer debit card and automated teller machine transactions. In addition, fee income from wealth management was $46,000 for the nine months ended September 30, 2014. We began offering wealth management services during the first quarter of 2014.

Net gains on the sales of securities were $276,000 during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we recorded income on the proceeds of BOLI death benefits of $563,000 and $2.8 million in gains on sales of securities. For the nine months ended September 30, 2013, the income on BOLI death benefits and sales of securities was offset by $3.4 million in expense on the prepayment of borrowings.

Noninterest Expense

Noninterest expense decreased $741,000 to $19.4 million for the nine months ended September 30, 2014 from $20.2 million for the same period in 2013. Salaries and benefits decreased $618,000 to $11.1 million for the nine months ended September 30, 2014 from $11.7 million for the same period in 2013, mainly resulting from a reduction in share-based compensation expense and other employee benefits costs. Other expenses decreased $150,000 to $2.4 million for the nine months ended September 30, 2014, primarily due to a decrease of $63,000 in advertising expenses for the period and a decrease of $41,000 in net ATM/debit card expense resulting from changes in interchange fees. Occupancy expense increased $88,000 for the nine months ended September 30, 2014.

Income Taxes

For the nine months ended September 30, 2014, we had a tax provision of $1.4 million, as compared to $1.3 million for the same period in 2013. The effective tax rate was 23.2% for the nine months ended September 30, 2014 and 21.3% for the same period in 2013. The change in effective tax rate is primarily due to the net income on BOLI death benefits recognized during the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at September 30, 2014, was $67.7 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.  As of September 30, 2014, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $50.0 million, respectively.

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

At September 30, 2014, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2014, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of September 30, 2014, and December 31, 2013, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$156,993	18.57%	$67,629	8.00%	N/A	—
Bank	149,379	17.71	67,488	8.00	$84,359	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	149,298	17.66	33,815	4.00	N/A	—
Bank	141,624	16.79	33,744	4.00	50,616	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	149,298	11.34	52,653	4.00	N/A	—
Bank	141,624	10.78	52,568	4.00	65,710	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	141,624	10.78	19,713	1.50	N/A	—

December 31, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$164,605	21.17%	$62,207	8.00%	N/A	—
Bank	157,484	20.30	62,073	8.00	$77,591	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	157,119	20.21	31,104	4.00	N/A	—
Bank	149,965	19.33	31,036	4.00	46,555	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	157,119	12.28	51,193	4.00	N/A	—
Bank	149,965	11.73	51,121	4.00	63,901	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	149,965	11.73	19,170	1.50	N/A	—

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at September 30, 2014:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$751	$1,200	$984	$9,133	$12,068

Borrowings and Debt
Federal Home Loan Bank	85,178	123,202	43,000	23,000	274,380
Securities sold under agreements to repurchase	41,109	—	10,000	—	51,109
Total borrowings and debt	126,287	123,202	53,000	23,000	325,489

Credit Commitments
Available lines of credit	78,902	—	5	25,839	104,746
Other loan commitments	42,175	—	—	56	42,231
Letters of credit	1,998	373	392	270	3,033
Total credit commitments	123,075	373	397	26,165	150,010

Total Obligations	$250,113	$124,775	$54,381	$58,298	$487,567

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

ITEM 4.      CONTROLS AND PROCEDURES.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2014	99,959	7.24	99,959	1,333,521	(1)
August 1 - 31, 2014	197,806	7.20	197,806	1,135,715
September 1 - 30, 2014	49,706	7.12	49,706	1,086,009
Total	347,471	7.20	347,471	1,086,009

__________

(1)	On March 13, 2014, the Board of Directors voted to authorize a stock repurchase program under which we may repurchase up to 1,970,000 shares, or 10% of our outstanding common stock. As of September 30, 2014, there were 1,086,009 shares remaining to be purchased under the new repurchase program.

There were no sales by us of unregistered securities during the three months ended September 30, 2014.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2014.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).
3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).
3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).
4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Shareholders’ Equity and Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

__________

*     Filed herewith.