Form 10-K
period 2014-12-31
WESTFIELD FINANCIAL INC
filed 2015-03-13
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was $143,009,655. This amount was based on the closing price as of June 30, 2014 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $7.46 on June 30, 2014.

As of March 5, 2015, the registrant had 18,709,412 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act, Basel guidelines, capital requirements and other applicable laws and regulations;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our SEC filings.

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

Market Area. We operate 13 banking offices in Agawam, Feeding Hills, East Longmeadow, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts and Granby and Enfield, Connecticut. Our banking offices in Granby and Enfield, Connecticut, which we opened in June 2013 and November 2014, respectively, are our first locations outside of western Massachusetts. In 2014, we relocated our middle market and commercial real estate lending team to offices in Springfield, Massachusetts. We also have 12 free-standing ATM locations in Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. In addition, we provide online banking services through our website located at www.westfieldbank.com.

The markets served by our branches are primarily suburban in character, as we operate only one banking office and headquarter our middle market commercial lending team in Springfield, the Pioneer Valley’s primary urban market. Westfield, Massachusetts, is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. The Pioneer Valley of western Massachusetts encompasses the sixth largest metropolitan area in New England. The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas.

Competition. We face intense competition both in making loans and attracting deposits. Our primary market area is highly competitive and we face direct competition from approximately 17 financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than us and have greater financial resources. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Historically, our most direct competition for deposits has come from savings and commercial banks. We face additional competition for deposits from internet-based institutions, credit unions, brokerage firms and insurance companies.

Personnel. As of December 31, 2014, we had 164 full-time employees and 36 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans and consumer loans.

At December 31, 2014, we had total loans of $723.4 million, of which 53.1% were adjustable rate loans and 46.9% were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $278.4 million and $165.7 million, respectively. The remainder of our loans at December 31, 2014 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2014 totaled $277.7 million. Consumer loans outstanding at December 31, 2014 were $1.5 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Commercial	$278,405	38.49%	$264,476	41.54%	$245,764	41.38%	$232,491	42.04%	$221,578	43.57%
Residential	237,436	32.82	198,686	31.21	185,345	31.21	155,994	28.20	112,680	22.17
Home equity	40,305	5.57	35,371	5.56	34,352	5.78	36,464	6.59	36,116	7.09
Total real estate loans	556,146	76.88	498,533	78.31	465,461	78.37	424,949	76.83	370,374	72.83

Other loans
Commercial and industrial	165,728	22.91	135,555	21.29	126,052	21.22	125,739	22.73	135,250	26.59
Consumer	1,542	0.21	2,572	0.40	2,431	0.41	2,451	0.44	2,960	0.58
Total other loans	167,270	23.12	138,127	21.69	128,483	21.63	128,190	23.17	138,210	27.17

Total loans	723,416	100.00%	636,660	100.00%	593,944	100.00%	553,139	100.00%	508,584	100.00%

Unearned premiums and net deferred loan fees and costs, net	1,270		767		974		1,017		742
Allowance for loan losses	(7,948)		(7,459)		(7,794)		(7,764)		(6,934)
Total loans, net	$716,738		$629,968		$587,124		$546,392		$502,392

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2014. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2014
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$45,890	$8,104	$24,980	$89,452	$585	$—	$169,011

After one year:

One to three years	89,568	3,592	562	15,652	354	—	109,728
Three to five years	68,000	14,405	1,326	28,211	254	—	112,196
Five to ten years	49,922	32,789	7,155	32,411	—	—	122,277
Ten to twenty years	22,702	51,450	5,166	—	—	—	79,318
Over twenty years	2,323	127,096	1,116	2	349	—	130,886
Total due after one year	232,515	229,332	15,325	76,276	957	—	554,405

Total amount due:	278,405	237,436	40,305	165,728	1,542	—	723,416

Net deferred loan origination fees and costs and unearned premiums	(125)	978	276	117	24	—	1,270
Allowance for loan losses	(3,705)	(1,755)	(298)	(2,174)	(15)	(1)	(7,948)

Loans, net	$274,575	$236,659	$40,283	$163,671	$1,551	$(1)	$716,738

The following table presents, as of December 31, 2014, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2015, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$189,302	$40,030	$229,332
Home equity	15,325	—	15,325
Commercial real estate	52,835	179,680	232,515
Total real estate loans	257,462	219,710	477,172

Other loans:
Commercial and industrial	72,360	3,916	76,276
Consumer	958	—	957
Total other loans	73,318	3,916	77,233
Total loans	$330,780	$223,626	$554,405

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Loans:
Balance outstanding at beginning of year	$636,660	$593,944	$553,139

Originations:
Real estate loans:
Residential	4,880	4,842	2,688
Home equity	15,089	12,139	9,220
Commercial	37,399	52,027	68,721
Total mortgage originations	57,368	69,008	80,629

Commercial and industrial loans	105,438	74,594	51,521
Consumer loans	1,491	858	975
Total originations	164,297	144,460	133,125
Purchase of one-to-four family mortgage loans	53,272	37,700	62,895
	217,569	182,160	196,020

Less:
Principal repayments, unadvanced funds and other, net	129,729	139,365	154,547
Loan charge-offs, net	1,086	79	668
Total deductions	130,813	139,444	155,215
Balance outstanding at end of year	$723,416	$636,660	$593,944

Commercial and Industrial Loans. We offer commercial and industrial loan products and services that are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans. At December 31, 2014, our commercial and industrial loan portfolio consisted of 1,139 loans, totaling $165.7 million, or 22.9% of our total loans. Our commercial loan team includes nine commercial loan officers, four credit analysts and two portfolio managers. We may hire additional commercial loan officers on an as needed basis.

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

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing, comprised approximately 7.8% of the total loan portfolio as of December 31, 2014. At December 31, 2014, our largest commercial and industrial loan relationship was $20.0 million to a stocking distributor for firearms, ammunition and shooting supplies. The loan relationship is secured by business assets. The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years. Among the $165.7 million we have in our commercial and industrial loan portfolio as of December 31, 2014, $84.9 million have adjustable interest rates and $80.8 million have fixed interest rates. Whenever possible, we seek to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans. We generally require the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2014, our commercial real estate loan portfolio consisted of 422 loans, totaling $278.4 million, or 38.5% of total loans. Since 2010, commercial real estate loans have grown by $56.8 million, or 25.6%, from $221.6 million at December 31, 2010 to $278.4 million at December 31, 2014.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. We generally lend up to a loan-to-value ratio of 80% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio and will generally require a minimum debt coverage ratio of 1.15. Our largest non-owner occupied commercial real estate loan relationship was $15.1 million at December 31, 2014, which is secured by a commercial property located in Rhode Island. The loans to this borrower are performing.

We also offer construction loans to finance the construction of commercial properties located in our primary market area. At December 31, 2014, we had $14.5 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $2.3 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

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

Even though substantially all residential real estate loan originations are referred to a third-party mortgage company, we still hold residential real estate loans in our loan portfolio. In 2014, we purchased $35.3 million in residential loans from a New England-based bank as a means of supplementing our loan growth. In addition, through our long standing relationship with a third-party mortgage company, we purchased a total of $18.0 million in residential loans within and contiguous to our market area during 2014. While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending. At December 31, 2014, loans on one-to-four family residential properties, including home equity lines, accounted for $277.7 million, or 38.4% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default. To date, we have not experienced difficulty with payments for these loans. At December 31, 2014, our residential real estate included $48.1 million in adjustable rate loans, or 6.7% of our total loan portfolio, and $189.3 million in fixed rate loans, or 26.2% of our total loan portfolio.

Our home equity loans totaled $40.3 million, or 5.6% of total loans at December 31, 2014. Home equity loans include $15.4 million in fixed rate loans, or 2.1% of total loans, and $24.9 million in adjustable rate loans, or 3.4% of total loans. These loans may be originated in amounts up to 80% current loan to value (CLTV) of the appraised value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 15 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2014, the consumer loan portfolio totaled $1.5 million, or 0.2% of total loans. Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2014. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

Loan Approval Procedures and Authority. Individuals authorized to make loans on our behalf are designated by our Senior Lending Officer and approved by the Board of Directors. Each designated loan officer has loan approval authority up to prescribed limits that depend upon the officer’s level of experience.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We also require an appraisal for all commercial real estate loans greater than $250,000, which is performed by licensed or certified third-party appraisal firms and reviewed by our credit administration department

Loans that are $250,000 or under, an assessment of valuation will be performed by a qualified individual. The individual performing the assessment of valuation is independent from the loan production and will validate the evaluation methodology by supporting criteria. If the valuation assessment is over 70% loan to value (LTV) a full appraisal will be ordered by a licensed appraiser. For loan amounts over $250,000 a full appraisal is required by a licensed appraiser

Commercial and Industrial Loans and Commercial Real Estate Loans. We lend up to a maximum loan-to-value ratio of 85% on commercial properties and the majority of these loans require a minimum debt coverage ratio of 1.15. Commercial real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our loan policies limit the amounts of loans to a single borrower or group of borrowers to reduce this risk.

Our lending policies permit our lending and underwriting departments to review and approve commercial and industrial loans and commercial real estate loans up to $1.0 million. Any commercial and industrial or commercial real estate loan application that exceeds $1.0 million or that would result in the borrower’s total credit exposure with us to exceed $1.0 million, or whose approval requires an exception to our standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to our standard loan approval procedures would be if a borrower was located outside our primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

Home Equity Loans. We originate and fund home equity loans. These loans may be originated in amounts up to 85% (CLTV) of the current value of the property. Our lending and underwriting department may approve home equity loans up to $250,000. Home equity loans in amounts greater than $250,000 and up to $350,000 may be approved by certain officers who have been approved by the Board of Directors. Home equity loans over $350,000, or who approval requires an exception to our standard approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. At December 31, 2014, 2013 and 2012, we had $8.8 million, $2.6 million, and $3.0 million, respectively, of nonaccrual loans. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $221,000, $162,000 and $406,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$1,323	$712	$939	$670	$629
Home equity	1	38	103	230	144
Commercial real estate	3,257	1,449	1,558	1,879	1,892
Total nonaccrual real estate loans	4,581	2,199	2,600	2,779	2,665
Other loans:
Commercial and industrial	4,233	386	409	154	539
Consumer	16	1	—	—	—
Total nonaccrual other loans	4,249	387	409	154	539
Total nonperforming loans	8,830	2,586	3,009	2,933	3,204
Foreclosed real estate, net	—	—	964	1,130	223
Total nonperforming assets	$8,830	$2,586	$3,973	$4,063	$3,427
Nonperforming loans to total loans	1.22%	0.41%	0.51%	0.53%	0.63%
Nonperforming assets to total assets	0.67	0.20	0.31	0.32	0.28

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$7,459	$7,794	$7,764	$6,934	$7,645

Charge-offs:
Residential	(31)	(80)	—	(2)	(36)
Commercial real estate	(350)	(20)	(195)	(175)	(7,536)
Home equity loans	—	—	(155)	—	—
Commercial and industrial	(787)	(208)	(391)	(442)	(2,129)
Consumer	(55)	(33)	(27)	(21)	(16)
Total charge-offs	(1,223)	(341)	(768)	(640)	(9,717)

Recoveries:
Residential	1	1	3	6	7
Commercial real estate	—	155	78	140	8
Home equity loans	—	—	2	3	4
Commercial and industrial	121	84	7	90	21
Consumer	15	22	10	25	43
Total recoveries	137	262	100	264	83

Net charge-offs	(1,086)	(79)	(668)	(376)	(9,634)

Provision (credit) for loan losses	1,575	(256)	698	1,206	8,923

Balance at end of year	$7,948	$7,459	$7,794	$7,764	$6,934

Total loans receivable (1)	$723,416	$636,660	$593,944	$553,139	$508,584

Average loans outstanding	$683,064	$619,240	$573,642	$536,084	$482,215

Allowance for loan losses as a percent of total loans receivable	1.10%	1.17%	1.31%	1.40%	1.36%

Net loans charged-off as a percent of average loans outstanding	0.16	0.01	0.12	0.07	2.00

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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2014			December 31, 2013			December 31, 2012
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$3,705	$3,705	$82	$3,468	$3,550	$377	$3,029	$3,406
Residential real estate:
Residential	—	1,755	1,755	—	1,454	1,454	57	1,425	1,482
Home Equity	—	298	298	—	253	253	—	264	264
Commercial and industrial	—	2,174	2,174	15	2,176	2,191	104	2,063	2,167
Consumer	—	15	15	—	13	13	—	13	13
Unallocated	—	1	1	—	(2)	(2)	—	462	462
Total	$—	$7,948	$7,948	$97	$7,362	$7,459	$538	$7,256	$7,794

	December 31, 2011			December 31, 2010
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$449	$3,055	$3,504	$—	$3,182	$3,182
Real estate mortgage:
Residential	70	1,152	1,222	—	877	877
Home Equity	39	270	309	—	—	—
Commercial and industrial	39	2,673	2,712	19	2,830	2,849
Consumer	—	17	17	—	26	26
Total	$597	$7,167	$7,764	$19	$6,915	$6,934

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations. There were no adjustments recommended during 2014.

For the year ended December 31, 2014, we recorded a provision of $1.6 million to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2014.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2014			December 31, 2013			December 31, 2012
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,705	$278,405	38.49%	$3,550	$264,476	41.54%	$3,406	$245,764	41.38
Real estate mortgage:
Residential	1,755	237,436	32.82	1,454	198,686	31.21	1,482	185,345	31.21%
Home equity	298	40,305	5.57	253	35,371	5.56	264	34,352	5.78
Commercial loans	2,174	165,728	22.91	2,191	135,555	21.29	2,167	126,052	21.22
Consumer loans	15	1,542	0.21	13	2,572	0.40	13	2,431	0.41
Unallocated	1	—	0.00	(2)	—	0.00	462	—	0.00
Total allowances for loan losses	$7,948	$723,416	100.00%	$7,459	$636,660	100.00%	$7,794	$593,944	100.00%

	December 31, 2011			December 31, 2010
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,504	$232,491	42.03%	$3,182	$221,578	43.57
Real estate mortgage:
Residential	1,222	155,994	28.20	877	112,680	22.16%
Home equity	309	36,464	6.59	—	36,116	7.10
Commercial loans	2,712	125,739	22.73	2,849	135,250	26.59
Consumer loans	17	2,451	0.44	26	2,960	0.58
Total allowances for loan losses	$7,764	$553,139	100.00%	$6,934	$508,584	100.00%

Potential Problem Loans. We have no potential problem loans not reported as impaired at December 31, 2014.

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

Securities Portfolio. We invest in government-sponsored enterprise debt securities which consist of bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. We also invest in municipal bonds issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard and Poor’s, or Fitch, the majority of which are also independently insured. These securities have maturities that do not exceed 15 years; however, many have earlier call dates. In addition, we have investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the OCC.

Our mortgage-backed securities, the majority of which are directly or indirectly insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, consist primarily of fixed rate securities.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale:	(In thousands)
Debt Securities:
Government sponsored enterprise obligations	$24,066	$23,979	$10,992	$10,700	$60,840	$62,060
State and municipal bonds	16,472	17,034	18,240	18,897	38,788	40,846
Corporate Bonds	25,711	26,223	26,716	27,389	50,782	52,337
Total debt securities	66,249	67,236	55,948	56,986	150,410	155,243

Mortgage-backed securities:
Government sponsored mortgage-backed securities	139,637	139,213	135,981	132,372	318,951	328,023
U.S. Government guaranteed mortgage-backed securities	1,591	1,586	46,225	46,328	124,650	130,735
Total mortgage-backed securities	141,228	140,799	182,206	178,700	443,601	458,758

Marketable equity securities:
Mutual funds	6,296	6,176	6,150	5,919	5,998	6,046
Common and preferred stock	1,309	1,539	1,310	1,599	1,310	1,460
Total marketable equity securities	7,605	7,715	7,460	7,518	7,308	7,506

Total available for sale securities	$215,082	$215,750	$245,614	$243,204	$601,319	$621,507

Held to maturity:
Debt Securities:
Government sponsored enterprise obligations	$43,477	$42,882	$43,405	$40,034	$—	$—
State and municipal bonds	7,285	7,250	7,351	7,011	—	—
Corporate Bonds	24,751	24,579	27,566	27,029	—	—
Total debt securities	75,513	74,711	78,322	74,074	—	—

Mortgage-backed securities:
Government sponsored mortgage-backed securities	164,001	164,932	176,986	170,167	—	—
U.S. Government guaranteed mortgage-backed securities	38,566	37,993	39,705	38,314	—	—
Total mortgage-backed securities	202,567	202,925	216,691	208,481	—	—

Total held to maturity securities	$278,080	$277,636	$295,013	$282,555	$—	$—

Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2014			2013			2012
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total	Value	Cost	Total	Value	Cost	Total	Value
	(Dollars in thousands)
Available for sale:
Government sponsored residential mortgage-backed	$139,637	40.62%	$139,213	$135,981	34.09%	$132,372	$318,951	71.90%	$328,023
U.S. Government guaranteed residential mortgage-backed	1,591	0.46	1,586	46,225	11.59	46,328	124,650	28.10	130,735

Total available for sale	141,228	41.08	140,799	182,206	45.68	178,700	443,601	100.00	458,758

Held to maturity:
Government sponsored residential mortgage-backed	164,001	47.70	164,932	176,986	44.37	170,167	—	—	—
U.S. Government guaranteed residential mortgage-backed	38,566	11.22	37,993	39,705	9.95	38,314	—	—	—

Total held to maturity	202,567	58.92	202,925	216,691	54.32	208,481	—	—	—

Total	$343,795	100.00%	$343,724	$398,897	100.00%	$387,181	$443,601	100.00%	$458,758

Securities Portfolio Maturities. The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt Securities available for sale:
Government sponsored enterprise obligations	$—	—%	$20,570	1.41%	$3,496	2.71%	$—	—%	$24,066	$23,979	1.60%
State and municipal bonds	2,742	3.76	9,130	3.61	4,414	3.55	186	4.22	16,472	17,034	3.63
Corporate Bonds	—	—	20,124	3.07	5,587	3.14	—	—	25,711	26,223	3.09

Total debt securities available for sale	2,742	—	49,824	2.48	13,497	3.16	186	4.22	66,249	67,236	2.68

Mortgage-backed securities available for sale:
Government sponsored residential mortgage-backed	—	—	10,083	1.00	23,140	1.00	106,414	2.15	139,637	139,213	2.15
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	1,591	2.28	1,591	1,586	2.28

Total mortgage-backed securities available for sale	—	—	10,083	—	23,140	1.00	108,005	2.16	141,228	140,799	2.15

Total available for sale	$2,742	3.76%	$59,907	2.23%	$36,637	1.80%	$108,191	$2.16%	$207,477	$208,035	2.32%

Debt securities held to maturity:
U.S. Government and federal agency	$—	—%	$—	—%	$33,410	2.37%	$10,067	3.13%	$43,477	$42,882	2.55
State and municipal	381	0.75	180	1.02	2,124	2.84	4,600	3.32	7,285	7,250	2.99
Corporate Bonds	—	—	19,850	1.63	4,901	3.24	—	—	24,751	24,579	1.95

Total debt securities held to maturity	381	—	20,030	1.62	40,435	2.50	14,667	3.19	75,513	74,711	2.39%

Mortgage-backed securities held to maturity:
Government sponsored residential mortgage-backed	—	—	—	—	46,091	1.00	117,910	2.99	164,001	164,932	2.76
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	38,566	1.98	38,566	37,993	1.98

Total mortgage-backed securities held to maturity	—	—	—	—	46,091	1.00	156,476	2.74	202,567	202,925	2.61

Total held to maturity	$381	0.75%	$20,030	1.62%	$86,526	1.70%	$171,143	2.78%	$278,080	$277,636	2.55%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, and interest-bearing and noninterest-bearing demand accounts) represented 57.1% of total deposits on December 31, 2014 and 58.2% on December 31, 2013. At December 31, 2014 and December 31, 2013, time deposits with remaining terms to maturity of less than one year amounted to $199.0 million and $212.9 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2014, 2013 and 2012.

Deposit Distribution and Weighted Average Rates. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December, 31
	2014			2013			2012
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$136,186	16.33%	—%	$145,040	17.75%	—%	$114,388	15.18%	—%
Interest-bearing checking accounts	37,983	4.55	0.24	44,924	5.50	0.27	52,595	6.98	0.30
Regular accounts	74,970	8.99	0.10	81,244	9.94	0.10	92,188	12.24	0.17
Money market accounts	227,330	27.25	0.37	204,469	25.02	0.38	168,195	22.32	0.38
Total non-certificated accounts	476,469	57.12	0.21	475,677	58.21	0.21	427,366	56.72	0.22

Time certificates of deposit:
Due within the year	198,972	23.85	1.02	212,901	26.06	1.18	172,065	22.84	1.12
Over 1 year through 3 years	110,214	13.21	1.27	104,527	12.79	1.45	137,200	18.21	1.88
Over 3 years	48,563	5.82	1.72	24,007	2.94	1.41	16,782	2.23	1.66
Total certificated accounts	357,749	42.88	1.19	341,435	41.79	1.28	326,047	43.28	1.46

Total	$834,218	100.00%	0.63%	$817,112	100.00%	0.66%	$753,413	100.00%	0.76%

Certificate of Deposit Maturities. At December 31, 2014, we had $163.5 million in time certificates of deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$21,357	1.03%
Over 3 months through 6 months	22,162	1.18
Over 6 months through 12 months	51,375	1.01
Over 12 months	68,597	1.45
Total	$163,491	1.22%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2014
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

1.00% and under	$134,132	$15,727	$8,600	$6,419	$164,878	46.09%
1.01% to 2.00%	48,235	59,027	26,579	41,012	174,853	48.87
2.01% to 3.00%	16,460	281	—	1,132	17,873	5.00
3.01% to 4.00%	145	—	—	—	145	0.04
Total	$198,972	$75,035	$35,179	$48,563	$357,749	100.00%

Short-term borrowings and long-term debt. We also use short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances (including line of credit advances) with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $62.8 million at December 31, 2014 and $20.0 million at December 31, 2013. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2014 and 2013. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2014, there was a $1.8 million advance outstanding under this line. There were no advances outstanding under this line at December 31, 2013.

Our repurchase agreements are with commercial customers. These agreements are linked to customers’ checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. At December 31, 2014 and 2013, such repurchase agreement borrowings totaled $31.2 million and $28.2 million, respectively. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) and a $50.0 million line of credit with PNC Bank, respectively, at an interest rate determined and reset by BBN and PNC on a daily basis. At December 31, 2014 and 2013, we had no advances outstanding under these lines. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

 Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2014, we had $216.7 million in long-term debt with the FHLBB, $10.0 million in a security sold under repurchase agreement with an approved broker-dealer and $5.8 million in long-term customer repurchase agreements. This compares to $232.7 million in FHLBB advances and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer and $5.6 million in long-term customer repurchase agreements at December 31, 2013. At December 31, 2014, the security sold under a repurchase agreement of $10.0 million had a weighted average interest rate of 2.7% and a final maturity of $10.0 million in the year 2018. The security sold under an agreement to repurchase is callable at the issuer’s option in the year 2015.

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

In July 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the OCC approved final rules and the Federal Deposit Insurance Corporation (“FDIC”) approved an interim final rule (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to holding companies and their depository institution subsidiaries, including Westfield Financial and the Bank, as compared to the former U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules became effective for Westfield Financial on January 1, 2015, subject to phase-in periods for certain components and other provisions.

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

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented. It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on us, including regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of law and regulation including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

Regulation of Savings and Loan Holding Companies. In general, the HOLA limits the business of savings and loan holding companies to that permitted for financial holding companies under the Bank Holding Company Act of 1956, as amended. Permissible businesses activities includes banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto, as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

Dividends. The principal source of Westfield Financial’s liquidity is dividends from the Bank. The OCC imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. The prior approval of the OCC is required if the total of all distributions, including the proposed distribution, declared by a federal savings association in any calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than well capitalized. In addition, section 10(f) of the HOLA requires a subsidiary savings association of a saving and loan holding company, such as Bank, to file a notice with the Federal Reserve prior to declaring certain types of dividends. At December 31, 2014, there were no retained earnings available for the payment of dividends by the Bank to Westfield Financial without the prior approval of the OCC. The Bank paid Westfield Financial $14.7 million in dividends during the year ended December 31, 2014.

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

Capital. Prior to the enactment of the Dodd-Frank Act, savings and loan holding companies were not subject to regulatory capital requirements. Pursuant to the Dodd-Frank Act, Westfield Financial, as a savings and loan holding company, is subject to the New Capital Rules.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including Westfield Financial, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

We believe that Westfield Financial will be in compliance with the targeted capital ratios under the New Capital Rules.

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

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, we were in compliance with these limitations on loans to one borrower.

Qualified Thrift Lender Test. Under federal law, as a federal savings association the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	value of property used to conduct the Bank’s business.

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

Capital Requirements. As with Westfield Financial, the Bank is subject to the New Capital Rules on the same phase-in schedule. We believe that the Bank similarly will be able to comply with the targeted capital ratios under the New Capital Rules.

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

Consumer Protection. The Bank is subject to a number of federal and state laws designed to protect borrowers and promote fair lending. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and established the CFPB.

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

Prompt Corrective Action. The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The federal banking agencies are required to take prompt corrective action (“PCA”) with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2014, the most recent notification from the OCC categorized the Bank as “well capitalized” under the PCA framework.

The New Capital Rules revise the PCA regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that allowed a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be considered adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

The Bank’s FDIC deposit insurance assessment expenses totaled $713,000, $655,000 and $611,000, for the years ended December 31, 2014, 2013, and 2012, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Depositor Preference. FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2014 of $14.7 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which in turn could affect our net income and shareholders’ equity.

Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $13.3 million, which are exempt. Transaction accounts greater than $14.5 million up to $103.06 million have a reserve requirement of 3%, and those greater than $103.06 million have a reserve requirement of $2.67 million plus 10% of the amount over $103.06 million. The Federal Reserve Board generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

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

USA PATRIOT Act. Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Westfield Financial and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Office of Foreign Assets Control, which is an office within the U.S. Department of Treasury (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, the sanctions contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Available Information

We maintain a website at www.westfieldbank.com. The website contains information about us and our operations. Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. The information found on our website or the website of the SEC is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

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

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted. As of December 31, 2014, the fair value of our securities portfolio was approximately $493.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment (“OTTI”) in future periods and result in realized losses.

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

The Dodd-Frank Act created the CFBP as an independent bureau of the Federal Reserve System, which began operations on July 21, 2011. The Bureau has broad authority to write regulations regarding consumer financial products and services, and certain examination and enforcement powers. We will have to devote resources to evaluating any regulations proposed by the Bureau and to complying with any such regulations after they are finalized.

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

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation. While many rules have been finalized and/or issued in proposed form, some have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

We currently conduct our business through our 13 banking offices and 12 off-site ATMs. The following table sets forth certain information regarding our properties as of December 31, 2014. As of this date, the properties and leasehold improvements owned by us had an aggregate net book value of $11.7 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St., Westfield, MA	Owned	1964	N/A

Loan Center:
136 Elm St., Westfield, MA	Leased	2011	2016

Commercial Lending & Middle Market:

1500 Main St., Springfield, MA	Leased	2014	2019

Branch Offices:

206 Park St., West Springfield, MA	Owned	1957	N/A

655 Main St., Agawam, MA	Owned	1968	N/A

26 Arnold St., Westfield, MA	Owned	1976	N/A

300 Southampton Rd., Westfield, MA	Owned	1987	N/A

462 College Highway, Southwick, MA	Owned	1990	N/A

382 North Main St., E. Longmeadow, MA	Leased	1997	2017

1500 Main St., Springfield, MA	Leased	2006	2016

1642 Northampton St., Holyoke, MA	Owned	2001	N/A

560 East Main St., Westfield, MA	Leased	2007	2015

237 South Westfield St., Feeding Hills, MA	Leased	2009	2038

10 Hartford Avenue, Granby, CT	Leased	2013	2018

47 Palomba Drive, Enfield, CT	Leased	2014	2024

ATMs:
98 Lower Westfield Road, Holyoke, MA	Leased	2010	2020

516 Carew St., Springfield, MA	Tenant at will	2002	N/A

1000 State St., Springfield, MA	Tenant at will	2003	N/A

214 College Highway, Southwick, MA	Leased	2010	2016

1342 Liberty St., Springfield, MA	Owned	2001	N/A

788 Memorial Ave., West Springfield, MA	Leased	2006	2016

2620 Westfield St., West Springfield, MA	Leased	2006	2020

98 Southwick Rd., Westfield, MA	Leased	2006	2021

115 West Silver St., Westfield, MA	Tenant at will	2005	N/A

Westfield State University
577 Western Avenue, Westfield, MA
Woodward Center	Leased	2010	2015
Wilson Hall	Leased	2010	2015
Ely Hall	Leased	2010	2015

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is currently listed on The NASDAQ Stock Market under the symbol “WFD.” Prior to August 21, 2007, we were listed on the American Stock Exchange. At December 31, 2014, there were 18,734,791 shares of common stock issued and outstanding, and there were approximately 2,114 shareholders of record.

The table below shows the high and low sales prices during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2014	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2014	7.55	6.88	0.03
Third Quarter ended September 30, 2014	7.68	7.00	0.06
Second Quarter ended June 30, 2014	7.58	6.85	0.06
First Quarter ended March 31, 2014	8.00	7.10	0.06

	Price Per Share		Cash Dividends Declared
2013	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2013	7.55	6.94	0.06
Third Quarter ended September 30, 2013	7.50	6.50	0.06
Second Quarter ended June 30, 2013	8.07	6.91	0.11 *
First Quarter ended March 31, 2013	7.94	7.05	0.06

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2014	33,368	(2)	7.06	32,293	1,053,716	(1)
November 1 - 30, 2014	4,262		7.05	4,262	1,049,454
December 1 - 31, 2014	50,303	(3)	7.27	49,994	999,460
Total	87,933		7.18	86,549	999,460

(1)	On March 13, 2014, the Board of Directors announced a repurchase program under which the Company may purchase up to 1,970,000 shares, or 10% of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began in April and as of December 31, 2014, there were 999,460 shares remaining to be purchased under the new repurchase program.

(2)	Number includes repurchase of 1,075 shares from certain executives as payment of their tax obligations for shares of restricted stock that vested on October 20, 2014, under our 2007 Recognition and Retention Plan. These repurchases were reported by each reporting person on October 23, 2014.

(3)	Number includes open-market repurchase of 49,994 shares with an average price of $7.27 and 309 shares with an average price of $7.46. These shares were repurchased for forfeited ESOP shares to offset our ESOP annual contribution.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2009 to December 31, 2014, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the NASDAQ Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Westfield Financial, Inc., The Russell 2000 Index and the

NASDAQ Bank Index

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Westfield Financial, Inc.	100.00	119.24	101.62	105.91	113.70	115.17
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,320,096	$1,276,841	$1,301,462	$1,263,264	$1,239,489
Loans, net (1)	716,738	629,968	587,124	546,392	502,392
Securities available for sale	215,750	243,204	621,507	617,537	642,467
Securities held to maturity (2)	278,080	295,013	—	—	—
Deposits	834,218	817,112	753,413	732,958	700,335
Short-term borrowings	93,997	48,197	69,934	52,985	62,937
Long-term debt	232,479	248,377	278,861	247,320	238,151
Total shareholders’ equity	142,543	154,144	189,187	218,988	221,245
Allowance for loan losses	7,948	7,459	7,794	7,764	6,934
Nonperforming loans	8,830	2,586	3,009	2,933	3,204

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$40,991	$41,031	$43,104	$45,005	$46,147
Interest expense	9,923	10,290	12,663	14,467	16,765
Net interest and dividend income	31,068	30,741	30,441	30,538	29,382
Provision for loan losses	1,575	(256)	698	1,206	8,923
Net interest and dividend income after provision for loan losses	29,493	30,997	29,743	29,332	20,459
Total noninterest income	4,460	4,272	5,990	3,806	7,390
Total noninterest expense	25,909	26,642	27,223	25,958	24,809
Income before income taxes	8,044	8,627	8,510	7,180	3,040
Income taxes	1,882	1,871	2,256	1,306	34
Net income	$6,162	$6,756	$6,254	$5,874	$3,006

Basic earnings per share	$0.34	$0.34	$0.26	$0.22	$0.11
Diluted earnings per share	$0.34	$0.34	$0.26	$0.22	$0.11

Dividends per share paid	$0.21	$0.29	$0.44	$0.54	$0.52

(1)	Loans are shown net of deferred loan fees and costs, unearned premiums, allowance for loan losses and unadvanced loan funds.
(2)	During 2013, securities with an amortized cost of $304.9 million were reclassified from available-for-sale to held-to-maturity.

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
Return on average assets	0.48%	0.53%	0.48%	0.47%	0.25%
Return on average equity	4.18	4.04	2.97	2.65	1.25
Average equity to average assets	11.42	13.02	16.17	17.79	19.63
Equity to total assets at end of year	10.80	12.07	14.54	17.34	17.85
Interest rate spread	2.42	2.39	2.24	2.34	2.22
Net interest margin (2)	2.60	2.58	2.53	2.67	2.64
Average interest-earning assets to average interest-earning liabilities	121.90	122.92	126.80	127.30	128.51
Total noninterest expense to average assets	2.01	2.07	2.09	2.08	2.03
Efficiency ratio (3)	73.59	76.79	78.81	76.22	75.53
Dividend payout ratio	0.62	0.85	1.69	2.45	4.73
Regulatory Capital Ratios:
Total risk-based capital	18.68	21.17	25.41	31.60	34.05
Tier 1 risk-based capital	17.73	20.21	24.33	30.46	33.03
Tier 1 leverage capital	11.30	12.28	13.91	16.76	18.07
Asset Quality Ratios:
Nonperforming loans to total loans	1.22	0.41	0.51	0.53	0.63
Nonperforming assets to total assets	0.67	0.20	0.31	0.32	0.28
Allowance for loan losses to total loans	1.10	1.17	1.31	1.40	1.36
Allowance for loan losses to nonperforming assets	0.90	2.88	1.96	1.91	2.02
Number of:
Banking offices	13	12	11	11	11
Full-time equivalent employees	183	191	199	180	180

(1)	Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.
(3)	The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income excluding gain and loss on sale and losses on other-than-temporary impairment of securities and gain or loss on sale of premises and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending while decreasing our securities portfolio. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, we seek to:

•	grow our commercial and industrial and commercial real estate loan portfolio by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•	to supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the year ended December 31, 2014 in the context of this strategy.

•	Net income was $6.2 million, or $0.34 per diluted share, for the year ended December 31, 2014, compared to $6.8 million, or $0.34 per diluted share, for the same period in 2013. The results for the year ended December 31, 2014 showed an increase in the provision for loan losses compared to the same period in 2013; however, this was partially offset by increases in net interest and dividend income and noninterest income and a decrease in noninterest expense.

•	We had a provision expense of $1.6 million for the year ended December 31, 2014, compared to a credit of $256,000 for the year ended December 31, 2013. The provision expense for the year ended December 31, 2014 was primarily due to loan growth, while the credit for the year ended December 31, 2013 was the result of continued improvement in the overall risk profile of the commercial loan portfolio. Classified loans that previously carried higher allowances showed considerable improvement, resulting in a lower allowance requirement. The allowance was $7.9 million for December 31, 2014 and $7.5 million for December 31, 2013, or 1.10% and 1.17% of total loans, respectively.

•	Net interest and dividend income increased $327,000 to $31.1 million for the year ended December 31, 2014, compared to $30.7 million for the year ended December 31, 2013 primarily due to a $367,000 decrease in interest expense from the comparable 2013 period. Noninterest income increased $188,000 to $4.5 million for the year ended December 31, 2014, compared to $4.3 million for the same period in 2013 primarily due to the collection of $97,000 in prepayment fees on a commercial loan relationship that paid off early during the first quarter of 2014.

•	Noninterest expense decreased $733,000 to $25.9 million at December 31, 2014, compared to $26.6 million at December 31, 2013. The decrease in noninterest expense for the year ended December 31, 2014 was primarily due to a decrease in salaries and benefits of $749,000 resulting from a decrease in employee benefits costs and share-based compensation expense.

General. Our consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of certificates of deposit and money market account, demand deposit accounts and savings account deposits, borrowings from the FHLBB and securities sold under repurchase agreements. The consolidated results of operations also depend on the provision for loan losses, noninterest income, and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

Critical Accounting Policies. Our accounting policies are disclosed in Note 1 to our consolidated financial statements. Given our current business strategy and asset/liability structure, the more critical policies are the allowance for loan losses and provision for loan losses, accounting for nonperforming loans, the valuation of deferred taxes and other-than-temporary impairment of securities. In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2014, 2013 and 2012 and reflects the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$683,064	$27,989	4.10%	$604,732	$25,558	4.23%	$573,642	$25,762	4.49%
Securities(2)	504,532	13,299	2.64	584,029	16,027	2.74	638,467	18,110	2.84
Other investments - at cost	16,597	246	1.48	17,258	93	0.54	15,287	94	0.61
Short-term investments(3)	13,749	13	0.09	9,790	9	0.09	11,074	8	0.07
Total interest-earning assets	1,217,942	41,547	3.41	1,215,809	41,687	3.43	1,238,470	43,974	3.55
Total noninterest-earning assets	73,334			69,753			64,629

Total assets	$1,291,276			$1,285,562			$1,303,099

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Checking accounts	$40,412	99	0.24	$46,982	134	0.29	$61,277	266	0.43
Savings accounts	79,086	80	0.10	87,535	119	0.14	95,129	186	0.20
Money market accounts	221,391	846	0.38	196,265	763	0.39	170,171	807	0.47
Time certificates of deposit	343,190	4,152	1.21	330,510	4,509	1.36	318,000	4,883	1.54
Total interest-bearing deposits	684,079	5,177		661,292	5,525		644,577	6,142
Short-term borrowings and long-term debt	315,089	4,746	1.51	327,783	4,765	1.45	332,129	6,521	1.96
Interest-bearing liabilities	999,168	9,923	0.99	989,075	10,290	1.04	976,706	12,663	1.30
Noninterest-bearing deposits	132,923			118,749			104,454
Other noninterest-bearing liabilities	11,692			10,373			11,179
Total noninterest-bearing liabilities	144,615			129,122			115,633

Total liabilities	1,143,783			1,118,197			1,092,339
Total equity	147,493			167,365			210,760
Total liabilities and equity	$1,291,276			$1,285,562			$1,303,099
Less: Tax-equivalent adjustment(2)		(556)			(656)			(870)
Net interest and dividend income		$31,068			$30,741			$30,441
Net interest rate spread(4)			2.42%			2.39%			2.24%
Net interest margin(5)			2.60%			2.58%			2.53%

Average interest-earning assets to average interest-bearing liabilities			121.90			122.92			126.80

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$3,311	$(880)	$2,431	$1,393	$(1,597)	$(204)
Securities (1)	(2,182)	(546)	(2,728)	(1,536)	(547)	(2,083)
Other investments - at cost	(4)	157	153	12	(13)	(1)
Short-term investments	4	—	4	(1)	2	1
Total interest-earning assets	1,129	(1,269)	(140)	(132)	(2,155)	(2,287)

Interest-bearing liabilities
Checking accounts	(19)	(16)	(35)	(62)	(70)	(132)
Savings accounts	(11)	(28)	(39)	(13)	(54)	(67)
Money market accounts	98	(15)	83	119	(163)	(44)
Time deposits	173	(530)	(357)	200	(574)	(374)
Short-term borrowing and long-time debt	(185)	166	(19)	(90)	(1,666)	(1,756)
Total interest-bearing liabilities	56	(423)	(367)	154	(2,527)	(2,373)
Change in net interest and dividend income	$1,073	$(846)	$227	$(286)	$372	$86

______________________

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $43.3 million to $1.3 billion at December 31, 2014. Net loans increased by $86.7 million to $716.7 million at December 31, 2014 from $630.0 million at December 31, 2013. The increase in loans was partially offset by a $45.0 million decrease in the securities portfolio to $508.8 million at December 31, 2014.

Net loans increased by $86.7 million to $716.7 million at December 31, 2014 from $630.0 million at December 31, 2013. The increase in net loans was primarily the result of increases in residential real estate loans, commercial and industrial loans and commercial real estate loans. Residential real estate loans increased $43.6 million to $277.7 million at December 31, 2014 from $234.1 million at December 31, 2013. We purchased $35.3 million in residential loans from a New England-based bank as a means of supplementing our loan growth. In addition, through our long standing relationship with a third-party mortgage company, we purchased a total of $18.0 million in residential loans within and contiguous to our market area.

Commercial and industrial loans increased $30.1 million to $165.7 million at December 31, 2014 from $135.6 million at December 31, 2013. The growth in commercial and industrial loans was the result of new loan originations and customers increasing balances on their lines of credit, which were both partially offset by normal loan payments and payoffs.

Commercial real estate loans increased $14.0 million to $278.4 million at December 31, 2014 from $264.4 million at December 31, 2013. Non-owner occupied commercial real estate loans totaled $169.1 million at December 31, 2014 and $151.9 million at December 31, 2013, while owner occupied commercial real estate loans totaled $109.3 million at December 31, 2014 and $112.5 million at December 31, 2013. The growth in commercial real estate loans was due to executing on our strategy of increasing loan originations.

Securities decreased $45.0 million to $508.8 million at December 31, 2014 from $553.8 million at December 31, 2013. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $343.4 million at December 31, 2014 and $395.4 million at December 31, 2013, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association. There were no privately issued mortgage-backed securities in the portfolio at December 31, 2014 and 2013.

Debt securities issued by government-sponsored enterprises were $67.5 million at December 31, 2014 and $54.1 million at December 31, 2013. Securities issued by government-sponsored enterprises include bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Corporate bonds totaled $51.0 million and $55.0 million at December 31, 2014 and 2013, respectively. We began investing in investment-grade corporate bonds during the second quarter of 2012 as a means of diversifying our securities portfolio while also increasing the average yield on the portfolio. We also invest in municipal bonds primarily issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured. Municipal bonds were $24.3 million at December 31, 2014 and $26.2 million at December 31, 2013. In addition, we have investments in FHLBB stock, common stock and mutual funds that invest only in securities allowed by the OCC.

During the second quarter of 2013, securities with an amortized cost of $172.1 million were reclassified from available-for-sale to held-to-maturity. In addition, during the third quarter of 2013, securities with an amortized cost of $132.8 million were reclassified from available-for-sale to held-to-maturity. The transfers of securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in accumulated other comprehensive loss and in the carrying value of the held-to-maturity securities. Such amounts will be amortized over the remaining life of the securities.

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

As of September 30, 2013, we entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. At December 31, 2014, $40.0 million in notional value of swap contracts were effective and four forward-starting interest rate swaps will become effective during 2015 and 2016. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps is expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio. This is consistent with our objective to reduce total volatility in tangible book value and AOCI.

Total deposits increased $17.1 million to $834.2 million at December 31, 2014, compared to $817.1 million at December 31, 2013. Money market accounts increased $22.8 million to $227.3 million at December 31, 2014 from $204.5 million at December 31, 2013. Time deposits increased $16.3 million to $357.7 million at December 31, 2014 from $341.4 million at December 31, 2013. These increases were offset by decreases in checking accounts and regular savings accounts. Checking accounts decreased $15.8 million to $174.2 million at December 31, 2014 from $190.0 million at December 31, 2013. Regular savings accounts decreased $6.2 million to $75.0 million at December 31, 2014 from $81.2 million at December 31, 2013.

Short-term borrowings increased $45.8 million to $94.0 million at December 31, 2014 from $48.2 million at December 31, 2013. Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $62.8 million and $20.0 million at December 31, 2014 and 2013, respectively. Customer repurchase agreements increased $3.0 million to $31.2 million at December 31, 2014 from $28.2 million at December 31, 2013. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. At December 31, 2014 and 2013, all of our customer repurchase agreements were held by commercial customers.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2014, we had $216.7 million in long-term debt with the FHLBB, $10.0 million in securities sold under repurchase agreements and $5.8 million in customer repurchase agreements. This compares to $232.7 million in FHLBB advances, $10.0 million in securities sold under repurchase agreements and $5.6 million in customer repurchase agreements at December 31, 2013. The decrease of $16.0 million in long-term FHLBB advances for the year ended December 31, 2014 was due to the maturity of long-term advances that were repaid and not renewed.

Shareholders’ equity was $142.5 million and $154.1 million, which represented 10.8% and 12.1% of total assets at December 31, 2014 and December 31, 2013, respectively. The decrease in shareholders’ equity reflects the repurchase of 1.4 million shares of our common stock at a cost of $10.2 million pursuant to our stock repurchase program, a decrease in accumulated other comprehensive income of $4.5 million primarily due to the change in market values of interest rate swaps and pension plan mark-to market adjustments and the payment of regular dividends amounting to $3.8 million. This was partially offset by net income of $6.2 million for the year ended December 31, 2014 and an increase of $667,000 related to the recognition of share-based compensation.

Comparison of Operating Results for Years Ended December 31, 2014 and 2013

General. Net income for the year ended December 31, 2014 was $6.2 million, or $0.34 per diluted share, compared to $6.8 million, or $0.34 per diluted share, for the same period in 2013.

Interest and Dividend Income. Total interest and dividend was stable, decreasing $40,000 to $41.0 million for the year ended December 31, 2014 compared to the same period in 2013.

The stable interest and dividend income was primarily the result executing our strategy to improve the balance sheet mix by decreasing securities while increasing loans. At December 31, 2014, the average balance of securities decreased $79.5 million to $504.5 million, while the average balance of loans increased $78.4 million to $683.1 million. The favorable shift in assets out of securities and into loans helped to offset the stable balance of interest-earning assets, which remained unchanged at $1.2 billion for the years-ended December 31, 2014 and 2013, respectively. The average yield on interest-earning assets, on a tax-equivalent basis, decreased 2 basis points to 3.41% for the year ended December 31, 2014 from 3.43% for the same period in 2013.

Interest income on securities decreased $2.6 million to $12.9 million for the year ended December 31, 2014 from $15.5 million for the year ended December 31, 2013. The tax-equivalent yield on securities decreased 10 basis points from 2.74% for the year 2013 to 2.64% for the same period in 2014. The decrease in interest income and tax-equivalent yield on securities for the year ended December 31, 2014 was due to the average balance of securities decreasing $79.5 million in executing our strategy to improve the balance sheet mix by reinvesting cash flows from securities sales and pay downs into loans.

Interest income on loans increased $2.4 million to $27.8 million for the year ended December 31, 2014 from $25.4 million for the year ended December 31, 2013. The tax-equivalent yield on loans decreased 13 basis points from 4.23% for the year 2013 to 4.10% for the same period in 2014. The increase in interest income on loans for the year ended December 31, 2014 was due to the average balance of loans increasing $78.4 million in executing our strategy to improve the balance sheet mix by reinvesting cash flows from securities sales and pay downs into loans.

Interest Expense. Interest expense for the year ended December 31, 2014 decreased $367,000 to $9.9 million from 2013. This was attributable to a 5 basis point decrease in the average cost of interest-bearing liabilities to 0.99% for the year ended December 31, 2014 from 1.04% in 2013. The decrease in the cost of interest-bearing liabilities was due to decreases in rates on time deposits, savings and checking accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $327,000 to $31.1 million for the year ended December 31, 2014 as compared to $30.7 million for same period in 2013. The net interest margin, on a tax-equivalent basis, was 2.60% and 2.58% for the years ended December 31, 2014 and 2013, respectively. The increase in the net interest margin was due to the improvement of our balance sheet mix by reducing securities and reinvesting in loans along with the cost of interest-bearing liabilities decreasing 5 basis points, while the yield on average interest-bearing assets decreased 2 basis points.

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

The amount that we provided for loan losses during the year ended December 31, 2014 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in the balances of commercial and industrial loans, commercial real estate loans and residential real estate loans; an increase in nonaccrual loans and charge-offs related to a single commercial loan relationship of $6.8 million; and a decrease in the balance of impaired loans. After evaluating these factors, we recorded a provision for loan losses of $1.6 million for the year ended December 31, 2014, compared to a credit of $256,000 for the same period in 2013. The allowance was $7.9 million at December 31, 2014 and $7.5 million at December 31, 2013, respectively. The allowance for loan losses as a percentage of total loans was 1.10% and 1.17% at December 31, 2014 and 2013, respectively.

Commercial and industrial loans increased $30.1 million to $165.7 million at December 31, 2014 from $135.6 million at December 31, 2013. Commercial real estate loans increased $13.9 million to $278.4 million at December 31, 2014 from $264.5 million at December 31, 2013. Residential real estate loans increased $43.6 million to $277.7 million at December 31, 2014. We consider residential real estate loans to contain less credit risk and market risk than commercial and industrial loans and commercial real estate.

Nonaccrual loans were $8.8 million at December 31, 2014 and $2.6 million at December 31, 2013. During the third quarter of 2014, one manufacturing loan relationship with a balance of $6.8 million, which is comprised of commercial and industrial loans of $4.1 million and a commercial real estate loan of $2.7 million, was placed into nonaccrual status and deemed impaired. We have maintained a relationship with this borrower for over 15 years. The relationship has been classified as a substandard credit since 2011 and has experienced declining sales that impacted their business operations. Based upon the fair value of the underlying business collateral, we recorded a charge-off of $950,000 in the third quarter of 2014 related to this single relationship.

Net charge-offs were $1.1 million for the year ended December 31, 2014. This comprised charge-offs of $1.2 million for the year ended December 31, 2014, offset by recoveries of $137,000. Net charge-offs were $79,000 for the year ended December 31, 2013. This comprised charge-offs of $341,000, partially offset by recoveries of $262,000 for the year ended December 31, 2013.

Impaired loans decreased $8.7 million to $7.8 million at December 31, 2014 from $16.5 million at December 31, 2013. The decrease in impaired loan balances was due to the financial improvement of a single commercial real estate loan relationship with a balance of $14.3 million, which returned to the general allowance pool for reserve measurement during the third quarter of 2014. This decrease was partially offset by an increase in impaired loan balances of $6.8 million related to the manufacturing loan relationship described above as of December 31, 2014.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income. Noninterest income increased $188,000 to $4.5 million for the year ended December 31, 2014 compared to $4.3 million for the same period in 2013.

The primary reason for the increase in noninterest income was due to an increase in service charges and fees, which increased $213,000 to $2.6 million for the year ended December 31, 2014 from $2.4 million for the year ended December 31, 2013. The increase was primarily due to the collection of $97,000 in prepayment fees on a commercial loan relationship that paid off early. Fees collected from card-based transactions increased $76,000 for the year ended December 31, 2014, which reflects an increase in customer debit card and automated teller machine transactions. Wealth management fees were $54,000 for the year ended December 31, 2014. We introduced the addition of wealth management services during the first quarter of 2014. In addition, fees from the third-party mortgage company increased $37,000 to $153,000 for the year ended December 31, 2014.

Net gains on the sales of securities were $320,000 for the year ended December 31, 2014, compared to $3.1 million for the comparable 2013 period. The net gains for the years ended December 31, 2014 and 2013 were primarily the result of management selling securities to fund loan growth and decrease the expected duration of the portfolio. The net gains on the sales of securities were completely offset by prepayment expenses during the year ended December 31, 2013, as we prepaid repurchase agreements in the amount of $43.3 million and incurred a prepayment expense of $3.4 million. The repurchase agreements had a weighted average cost of 2.99%. We also recorded gains on the proceeds of BOLI death benefits of $563,000 for the year ended December 31, 2013.

Noninterest Expense. Noninterest expense decreased $733,000 to $25.9 million for the year ended December 31, 2014, from $26.6 million for the same period in 2013. The decrease in noninterest expense for the year ended December 31, 2014 was due to a decrease in salaries and benefits of $749,000 mainly the result of a decrease in employee benefits costs and share-based compensation expense. Professional fees decreased $97,000 to $1.9 million for the year ended December 31, 2014, compared to $2.0 million for the year ended December 31, 2013 partially due to one-time consulting services utilized for the year ended December 31, 2013.

Stock Option Tender Offer. During 2013, we completed a cash tender offer for certain out-of-the-money stock options that were granted prior to January 1, 2013 and held by current and former employees, officers, and directors of Westfield Financial, Inc., provided that such stock options had not expired or terminated prior to the expiration of the offering period. The cash purchase price paid in exchange for the cancellation of eligible options was $2.1 million. Costs associated with the stock option tender offer were $90,000 related to remaining unamortized stock-based compensation expense associated with the unvested portion of the options tendered in the offer, plus $566,000 related to associated taxes.

Income Taxes. The provision for income taxes was $1.9 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate was 23.4% for the year ended December 31, 2014 and 21.7% for the same period in 2013. The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the year ended December 31, 2013. In addition, we also maintained slightly lower levels of tax-advantaged income such as bank owned life insurance (“BOLI”) and tax-exempt municipal obligations for the year ended December 31, 2014.

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

Stock Option Tender Offer. During 2013, we completed a cash tender offer for certain out-of-the-money stock options that were granted prior to January 1, 2013 and held by current and former employees, officers, and directors of Westfield Financial, Inc., provided that such stock options had not expired or terminated prior to the expiration of the offering period. The cash purchase price paid in exchange for the cancellation of eligible options was $2.1 million, Costs associated with the stock option tender offer were $90,000 related to remaining unamortized stock-based compensation expense associated with the unvested portion of the options tendered in the offer, plus $566,000 related to associated taxes.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Outstanding borrowings from the FHLBB were $279.5 million at December 31, 2014, and $252.7 million at December 31, 2013. At December 31, 2014, we had $70.8 million in available borrowing capacity with the FHLBB. We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans. In addition, we have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. At December 31, 2014 and 2013, we did not have an outstanding balance under this line. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are also obligated under agreements with the FHLBB to repay borrowed funds and are obligated under leases for certain of our branches and equipment. A summary of lease obligations, borrowings and credit commitments at December 31, 2014 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Years But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$653	$927	$732	$3,859	$6,171

Borrowings and Debt
Federal Home Loan Bank	103,283	111,257	58,000	7,000	279,540
Securities sold under agreements to repurchase	36,936	—	10,000	—	46,936
Total borrowings and debt	140,219	111,257	68,000	7,000	326,476

Credit Commitments
Available lines of credit	84,320	—	6	26,085	110,411
Other loan commitments	61,279	—	—	37	61,316
Letters of credit	1,998	373	392	270	3,033
Total credit commitments	147,597	373	398	26,392	174,760

Total	$288,469	$112,557	$69,130	$37,251	$507,407

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2014, we originated loans of $164.3 million, compared to $144.5 million in 2013. Under our residential real estate loan program, we refer our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third-party mortgage company. Purchases of securities totaled $66.8 million for the year ended December 31, 2014 and $216.2 million for the year ended December 31, 2013. At December 31, 2014, we had loan commitments to borrowers of approximately $64.4 million, and available home equity and unadvanced lines of credit of approximately $110.4 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $17.1 million and $63.7 million during the years ended December 31, 2014 and 2013, respectively. Time deposit accounts scheduled to mature within one year were $199.0 million at December 31, 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2014, Westfield Financial and the Bank exceeded each of the applicable regulatory capital requirements. Westfield Financial had tier 1 leverage capital of $150.0 million, or 11.3% to adjusted total assets, tier 1 capital to risk weighted assets of $150.0 million, or 17.7%, and total capital of $158.0 million or 18.7% to risk weighted assets. The Bank had tangible equity to tangible assets of 10.7%, tier 1 leverage capital of $142.4 million, or 10.7% to adjusted total assets, tier 1 capital to risk weighted assets of $142.4 million or 16.9%, and total capital to risk weighted assets of $150.4 million or 17.8%. See Note 11, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements.

We do not anticipate any material capital expenditures during calendar year 2015, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than noted above and in Note 10, Derivatives and Hedging Activity, to our consolidated financial statements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest bearing checking accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	maintaining the diversity of our existing loan portfolio through a balanced approach of growing the residential mortgages, for which we have experienced a greater demand in our market area, and commercial loans and commercial real estate loan originations, which typically have variable rates and shorter terms than residential mortgages;

•	emphasizing investments with an expected average duration of five years or less; and

•	using interest rate swaps to manage the interest rate position of the balance sheet.

In 2014, increasing the residential loan portfolio has helped generate higher yields than investments in a low rate environment. However management has continued its emphasis on growing commercial loans has which have variable rates and shorter maturities than residential loans. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

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

The table below sets forth as of December 31, 2014 the estimated changes in net interest and dividend income for the following 12 month period resulting from a constant balance sheet and instantaneous and parallel shifts in the yield curve up 100, 200, 300 and 400 basis points and down 100 basis points compared to rates remaining unchanged.

For the Year Ending December 31, 2014
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
400	30,829	2.9%
300	30,770	2.8%
200	30,560	2.1%
100	30,406	1.5%
0	29,946	0.0%
-100	28,341	-5.4%

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

Management Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Wolf & Company, P.C., our independent registered public accounting firm, regarding our internal control over financial reporting as of December 31, 2014 is included elsewhere in this report.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Westfield Financial, Inc.

We have audited Westfield Financial, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Westfield Financial, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Westfield Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2014 consolidated financial statements of Westfield Financial, Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 13, 2015

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Leo R. Sagan, Jr.

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ Laura Benoit	Director
Laura Benoit

/s/ David C. Colton, Jr.	Director
David C. Colton, Jr.

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Lisa G. McMahon	Director
Lisa G. McMahon

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Charles E. Sullivan	Director
Charles E. Sullivan

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

/s/ Christos A. Tapases	Director
Christos A. Tapases

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 13, 2015

WESTFIELD FINANCIAL INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	December 31,	December 31,
	2014	2013
ASSETS
CASH AND DUE FROM BANKS	$10,294	$14,112
FEDERAL FUNDS SOLD	269	521
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	8,222	5,109
CASH AND CASH EQUIVALENTS	18,785	19,742

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	215,750	243,204
SECURITIES HELD TO MATURITY (Fair value of $277,636 and $282,555 at December 31, 2014 and 2013, respectively)	278,080	295,013
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,934	15,631
LOANS - Net of allowance for loan losses of $7,948 and $7,459 at December 31, 2014 and 2013, respectively	716,738	629,968
PREMISES AND EQUIPMENT, Net	11,703	10,995
ACCRUED INTEREST RECEIVABLE	4,213	4,201
BANK-OWNED LIFE INSURANCE	48,703	47,179
DEFERRED TAX ASSET, Net	8,819	6,334
OTHER ASSETS	2,371	4,574
TOTAL ASSETS	$1,320,096	$1,276,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$136,186	$145,040
Interest-bearing	698,032	672,072
Total deposits	834,218	817,112

SHORT-TERM BORROWINGS	93,997	48,197
LONG-TERM DEBT	232,479	248,377
DUE TO BROKER	—	299
OTHER LIABILITIES	16,859	8,712
TOTAL LIABILITIES	1,177,553	1,122,697

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock - $.01 par value, 75,000,000 shares authorized; 18,734,791 shares issued and outstanding at December 31, 2014; 20,140,669 shares issued and outstanding at December 31, 2013	187	201
Additional paid-in capital	111,696	121,860
Unearned compensation - ESOP	(7,469)	(8,003)
Unearned compensation - Equity Incentive Plan	(95)	(187)
Retained earnings	45,699	43,248
Accumulated other comprehensive loss	(7,475)	(2,975)
Total shareholders’ equity	142,543	154,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,320,096	$1,276,841

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Years Ended December 31,
	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$21,953	$20,204	$20,449
Commercial and industrial loans	5,749	5,064	4,994
Consumer loans	141	140	160
Debt securities, taxable	11,880	14,302	15,621
Debt securities, tax-exempt	833	1,067	1,592
Equity securities	176	152	186
Other investments – at cost	246	93	94
Federal funds sold, interest-bearing deposits and other short-term investments	13	9	8
Total interest and dividend income	40,991	41,031	43,104
INTEREST EXPENSE:
Deposits	5,177	5,525	6,142
Long-term debt	4,326	4,591	6,406
Short-term borrowings	420	174	115
Total interest expense	9,923	10,290	12,663
Net interest and dividend income	31,068	30,741	30,441
PROVISION (CREDIT) FOR LOAN LOSSES	1,575	(256)	698
Net interest and dividend income after provision (credit) for loan losses	29,493	30,997	29,743

NONINTEREST INCOME (LOSS):
Service charges and fees	2,617	2,404	2,581
Income from bank-owned life insurance	1,523	1,549	1,439
Gain on bank-owned life insurance death benefit	—	563	80
Loss on prepayment of borrowings	—	(3,370)	(1,017)
Gain on sales of securities, net	320	3,126	2,907
Total noninterest income	4,460	4,272	5,990
NONINTEREST EXPENSE:
Salaries and employees benefits	14,709	15,458	16,530
Occupancy	3,076	2,898	2,775
Computer operations	2,341	2,340	2,106
Professional fees	1,936	2,033	1,872
OREO expense	—	22	237
FDIC insurance assessment	713	655	611
Other	3,134	3,236	3,092
Total noninterest expense	25,909	26,642	27,223
INCOME BEFORE INCOME TAXES	8,044	8,627	8,510
INCOME TAX PROVISION	1,882	1,871	2,256
NET INCOME	$6,162	$6,756	$6,254

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.34	$0.34	$0.26
Weighted average shares outstanding	18,183,739	20,079,251	24,501,951
Diluted earnings per share	$0.34	$0.34	$0.26
Weighted average diluted shares outstanding	18,183,739	20,079,265	24,519,515

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2014	2013	2012

Net income	$6,162	$6,756	$6,254

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	3,398	(20,970)	7,371
Reclassification adjustment for gains realized in income	(320)	(3,126)	(2,907)
Amortization of net unrealized loss on held-to-maturity securities(1)	(55)	(234)	—
Net unrealized gains (losses)	3,023	(24,330)	4,464
Tax effect	(1,045)	8,371	(1,532)
Net-of-tax amount	1,978	(15,959)	2,932

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(7,684)	1,755	—
Reclassification adjustment for loss realized in interest expense (2)	190	—	—
Net adjustments pertaining to derivative instruments	(7,494)	1,755
Tax effect	2,548	(597)	—
Net-of-tax amount	(4,946)	1,158	—

Defined benefit pension plans:
Gains (losses) arising during the period	(2,312)	1,608	(94)
Reclassification adjustments(3):
Actuarial loss	—	117	175
Transition asset	(10)	(11)	(11)
Net adjustments pertaining to defined benefit plans	(2,322)	1,714	70
Tax effect	790	(583)	(23)
Net-of-tax amount	(1,532)	1,131	47

Other comprehensive (loss) income	(4,500)	(13,670)	2,979

Comprehensive income (loss)	$1,662	$(6,914)	$9,233

(1)

Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities.  Income tax benefits associated with the reclassification adjustments were $18,000, $80,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)

Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax benefits associated with the reclassification adjustment was $65,000 for the year ended December 31, 2014.

(3)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax expense (benefits) associated with the reclassification adjustments were $3,000, $(36,000) and $(56,000) for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2011	26,918,250	$269	$173,615	$(9,119)	$(1,228)	$47,735	$7,716	$218,988
Comprehensive income	—	—	—	—	—	6,254	2,979	9,233
Common stock held by ESOP committed to be released (84,261 shares)	—	—	62	566	—	—	—	628
Share-based compensation - stock options	—	—	642	—	—	—	—	642
Share-based compensation - equity incentive plan	—	—	—	—	963	—	—	963
Excess tax shortfall from equity incentive plan	—	—	(96)	—	—	—	—	(96)
Common stock repurchased	(4,311,841)	(43)	(31,688)	—	—	—	—	(31,731)
Issuance of common stock in connection with stock option exercises	237,313	2	1,943	—	—	(904)	—	1,041
Excess tax benefits in connection with stock option exercises	—	—	240	—	—	—	—	240
Cash dividends declared and paid ($0.44 per share)	—	—	—	—	—	(10,721)	—	(10,721)
BALANCE AT DECEMBER 31, 2012	22,843,722	228	144,718	(8,553)	(265)	42,364	10,695	189,187
Comprehensive income (loss)	—	—	—	—	—	6,756	(13,670)	(6,914)
Common stock held by ESOP committed to be released (81,803 shares)	—	—	49	550	—	—	—	599
Share-based compensation - stock options	—	—	128	—	—	—	—	128
Share-based compensation - equity incentive plan	—	—	—	—	126	—	—	126
Excess tax shortfall from equity incentive plan	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	(2,703,053)	(27)	(20,365)	—	—	—	—	(20,392)
Issuance of common stock in connection with equity incentive plan	—	—	48	—	(48)	—	—	—
Tender offer to purchase outstanding options, including tax impact of $566,000	—	—	(2,717)	—	—	—	—	(2,717)
Cash dividends declared and paid ($0.29 per share)	—	—	—	—	—	(5,872)	—	(5,872)
BALANCE AT DECEMBER 31, 2013	20,140,669	201	121,860	(8,003)	(187)	43,248	(2,975)	154,144
Comprehensive income (loss)	—	—	—	—	—	6,162	(4,500)	1,662
Common stock held by ESOP committed to be released (79,345 shares)	—	—	42	534	—	—	—	576
Share-based compensation - equity incentive plan	—	—	—	—	92	—	—	92
Excess tax shortfall from equity incentive plan	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	(1,405,878)	(14)	(10,205)	—	—	—	—	(10,219)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121
Cash dividends declared and paid ($0.21 per share)	—	—	—	—	—	(3,832)	—	(3,832)
BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543

See accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Years Ended December 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$6,162	$6,756	$6,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,575	(256)	698
Depreciation and amortization of premises and equipment	1,189	1,102	1,049
Net amortization of premiums and discounts on securities and mortgage loans	4,263	4,248	4,411
Net amortization of premiums on modified debt	610	627	537
Share-based compensation expense	92	254	1,605
ESOP expense	576	599	628
Excess tax shortfall from equity incentive plan	1	1	96
Excess tax benefits in connection with stock option exercises	—	—	(240)
Excess tax expense in connection with tender offer completion	—	566	—
Net gains on sales of securities	(320)	(3,126)	(2,907)
Write-downs of other real estate owned	—	—	166
Loss on sale of other real estate owned	—	6	—
Loss on prepayment of borrowings	—	3,370	1,017
Deferred income tax (benefit) expense	(193)	980	185
Income from bank-owned life insurance	(1,523)	(1,549)	(1,439)
Gain on bank-owned life insurance death benefit	—	(563)	(80)
Changes in assets and liabilities:
Accrued interest receivable	(12)	401	(580)
Other assets	(150)	(21)	976
Other liabilities	77	807	(1,066)
Net cash provided by operating activities	12,347	14,202	11,310
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	—	(3,461)	—
Proceeds from calls, maturities, and principal collections	14,433	6,064	—
Securities, available for sale:
Purchases	(66,784)	(212,765)	(375,168)
Proceeds from sales	71,738	206,788	288,116
Proceeds from calls, maturities, and principal collections	24,135	61,270	86,210
Purchase of residential mortgages	(53,272)	(37,700)	(62,895)
Loan originations and principal payments, net	(34,522)	(4,946)	21,286
Redemption (purchase) of Federal Home Loan Bank of Boston stock	697	(1,393)	(2,026)
Proceeds from redemption of other restricted stock	—	31	195
Proceeds from sale of other real estate owned	—	958	—
Purchases of premises and equipment	(1,937)	(1,020)	(1,129)
Proceeds from sale of premises and equipment	40	—	—
Purchase of bank-owned life insurance	—	—	(2,600)
Surrender of bank-owned life insurance	—	—	1,585
Disbursement of bank-owned life insurance gain	—	(282)	—
Proceeds from payout on bank-owned life insurance	—	1,437	—
Net cash (used in) provided by investing activities	(45,472)	14,981	(46,426)
FINANCING ACTIVITIES:
Net increase in deposits	17,106	63,699	20,455
Net change in short-term borrowings	45,800	(21,737)	16,949
Repayment of long-term debt	(21,650)	(66,620)	(88,748)
Proceeds from long-term debt	5,142	32,139	118,735
Return of dividends issued in connection with equity incentive plan	121	—	—
Tender offer to purchase outstanding options	—	(2,151)	—
Excess tax expense in connection with tender offer completion	—	(566)	—
Cash dividends paid	(3,832)	(5,872)	(10,721)
Common stock repurchased	(10,518)	(20,093)	(32,083)
Issuance of common stock in connection with stock option exercises	—	—	1,041
Excess tax shortfall in connection with equity incentive plan	(1)	(1)	(96)
Excess tax benefits in connection with stock option exercises	—	—	240
Net cash provided by (used in) financing activities	32,168	(21,202)	25,772

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(957)	7,981	(9,344)
Beginning of year	19,742	11,761	21,105
End of year	$18,785	$19,742	$11,761

Supplemental cashflow information:
Securities reclassified from available-for-sale to held-to-maturity	$—	$299,203	$—
Securities reclassified to loan portfolio	606	—	—
Net cash due to (from) broker for investment purchases	—	—	(11)
Net cash due to (from) broker for common stock repurchased	—	299	(352)

See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (“Westfield Financial,” the “Company,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 13 banking offices in western Massachusetts and Granby and Enfield, Connecticut, and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

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

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. We are required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract and line of credit with BBN. The required reserve amounted to $690,000 at December 31, 2014 and $975,000 at December 31, 2013. There were no cash reserve requirements for the Federal Reserve Bank of Boston at December 31, 2014 or 2013.

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

Derivatives - We enter into interest rate swap agreements as part of our interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on our intended use for interest rate swaps, these are hedging instruments subject to hedge accounting provisions. Cash flow hedges are recorded at fair value in other assets or liabilities within our balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness assessed as part of our quarterly analysis is recorded directly to earnings. We would discontinue hedge accounting if the derivative was not expected to be or ceased to be highly effective as a hedge, and record changes in fair value of the derivative in earnings upon termination of the hedge relationship.

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

Fair Value Hierarchy - We group our assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets. Level 1 assets generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of a reporting period, if applicable.

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2014, no impairment has been recognized.

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

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer. Residential real estate loans include classes for residential and home equity. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2014, 2013 and 2012.

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

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2014 and 2013.

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

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2014 which require accrual or disclosure. We record interest and penalties as part of income tax expense.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)

Net income applicable to common stock	$6,162	$6,756	$6,254

Average number of common shares issued	19,274	21,254	25,763
Less: Average unallocated ESOP Shares	(1,090)	(1,171)	(1,254)
Less: Average ungranted equity incentive plan shares	—	(4)	(7)

Average number of common shares outstanding used to calculate basic earnings per common share	18,184	20,079	24,502

Effect of dilutive stock options	—	—	18

Average number of common shares outstanding used to calculate diluted earnings per common share	18,184	20,079	24,520

Basic earnings per share	$0.34	$0.34	$0.26

Diluted earnings per share	$0.34	$0.34	$0.26

Antidilutive shares (1)	—	833	1,666

____________________

(1)	Options outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock. At December 31, 2014, there were no stock options outstanding.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Net unrealized gains (losses) on securities available for sale	$668	$(2,410)
Tax effect	(226)	837
Net-of-tax amount	442	(1,573)

Net unamortized losses on securities transferred from available-for-sale to held-to-maturity	(1,787)	(1,732)
Tax effect	617	599
Net-of-tax amount	(1,170)	(1,133)

Fair value of derivatives used for cash flow hedges	(5,739)	1,755
Tax effect	1,951	(597)
Net-of-tax amount	(3,788)	1,158

Unrecognized transition asset pertaining to defined benefit plan	—	10
Unrecognized deferred loss pertaining to defined benefit plan	(4,484)	(2,172)
Net adjustments pertaining to defined benefit plans	(4,484)	(2,162)
Tax effect	1,525	735
Net-of-tax amount	(2,959)	(1,427)

Accumulated other comprehensive loss	$(7,475)	$(2,975)

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 by component:

	Securities	Derivatives	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$13,253	$—	$(2,558)	$10,695
Current-period other comprehensive (loss) income	(15,959)	1,158	1,131	(13,670)
Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)

Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive (loss) income	1,978	(4,946)	(1,532)	(4,500)
Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)

With regard to defined benefit plans, an actuarial loss of $118,000 is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2015. There is no amortization of a transition asset expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2015.

Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. Early application is not permitted. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

In August 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40) “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure.” This Update clarifies the accounting classification of foreclosed mortgage loans that are fully or partially guaranteed by the Federal Housing Administration and the Department of Veterans Affairs. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

2.     SECURITIES

Securities available for sale are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale securities:
Government-sponsored mortgage-backed securities	$139,637	$423	$(847)	$139,213
U.S. Government guaranteed mortgage-backed securities	1,591	7	(12)	1,586
Corporate bonds	25,711	532	(20)	26,223
State and municipal bonds	16,472	562	—	17,034
Government-sponsored enterprise obligations	24,066	69	(156)	23,979
Mutual funds	6,296	8	(128)	6,176
Common and preferred stock	1,309	230	—	1,539

Total available for sale securities	215,082	1,831	(1,163)	215,750

Held to maturity securities:
Government-sponsored mortgage-backed securities	164,001	2,384	(1,453)	164,932
U.S. Government guaranteed mortgage-backed securities	38,566	34	(607)	37,993
Corporate bonds	24,751	76	(248)	24,579
State and municipal bonds	7,285	59	(94)	7,250
Government-sponsored enterprise obligations	43,477	257	(852)	42,882

Total held to maturity securities	278,080	2,810	(3,254)	277,636

Total	$493,162	$4,641	$(4,417)	$493,386

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale securities:
Government-sponsored mortgage-backed securities	$135,981	$419	$(4,028)	$132,372
U.S. Government guaranteed mortgage-backed securities	46,225	240	(137)	46,328
Corporate bonds	26,716	766	(93)	27,389
State and municipal bonds	18,240	659	(2)	18,897
Government-sponsored enterprise obligations	10,992	18	(310)	10,700
Mutual funds	6,150	8	(239)	5,919
Common and preferred stock	1,310	289	—	1,599

Total available for sale securities	245,614	2,399	(4,809)	243,204

Held to maturity securities:
Government-sponsored mortgage-backed securities	176,986	—	(6,819)	170,167
U.S. Government guaranteed mortgage-backed securities	39,705	—	(1,391)	38,314
Corporate bonds	27,566	30	(567)	27,029
State and municipal bonds	7,351	5	(345)	7,011
Government-sponsored enterprise obligations	43,405	—	(3,371)	40,034

Total held to maturity securities	295,013	35	(12,493)	282,555

Total	$540,627	$2,434	$(17,302)	$525,759

Our repurchase agreements and FHLBB advances are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Notes 6 and 7).

The amortized cost and fair value of securities at December 31, 2014, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	December 31, 2014
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$10,083	$10,132	$—	$—
Due after five years through ten years	23,140	22,789	46,091	45,255
Due after ten years	108,005	107,878	156,476	157,670
Total	$141,228	$140,799	$202,567	$202,925

Debt securities:
Due in one year or less	$2,742	$2,759	$381	$382
Due after one year through five years	49,824	50,381	20,030	19,784
Due after five years through ten years	13,497	13,890	40,435	40,048
Due after ten years	186	206	14,667	14,497
Total	$66,249	$67,236	$75,513	$74,711

Gross realized gains and losses on sales of securities for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Gross gains realized	$801	$3,978	$4,068
Gross losses realized	(481)	(852)	(1,161)
Net gain realized	$320	$3,126	$2,907

Proceeds from the sales of securities available for sale amounted to $71.7 million, $206.8 million and $288.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The tax provisions applicable to net realized gains and losses were $109,000, $1.1 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$47	$20,637	$800	$56,830
U.S. Government guaranteed mortgage-backed securities	—	—	12	677
Corporate bonds	17	4,438	3	1,497
Government-sponsored enterprise obligations	52	9,189	104	7,396
Mutual funds	—	—	128	5,103

Total available for sale	116	34,264	1,047	71,503

Held to maturity:
Government-sponsored mortgage-backed securities	200	10,292	1,253	65,526
U.S. Government guaranteed mortgage-backed securities	—	—	607	31,951
Corporate bonds	128	5,684	120	13,918
State and municipal bonds	—	—	94	4,853
Government-sponsored enterprise obligations	—	—	852	33,224

Total held to maturity	328	15,976	2,926	149,472

Total	$444	$50,240	$3,973	$220,975

	December 31, 2013
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$3,717	$118,846	$311	$2,761
U.S. Government guaranteed mortgage-backed securities	137	15,045	—	—
Corporate bonds	93	4,659	—	—
State and municipal bonds	2	256	—	—
Government-sponsored enterprise obligations	310	7,189	—	—
Mutual funds	84	3,205	155	1,656

Total available for sale	4,343	149,200	466	4,417

Held to maturity:
Government-sponsored mortgage-backed securities	5,866	145,438	953	24,729
U.S. Government guaranteed mortgage-backed securities	1,391	38,314	—	—
Corporate bonds	567	22,059	—	—
State and municipal bonds	345	5,852	—	—
Government-sponsored enterprise obligations	3,330	38,228	41	1,806

Total held to maturity	11,499	249,891	994	26,535

Total	$15,842	$399,091	$1,460	$30,952

	December 31, 2014
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Unrealized Losses	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Unrealized Losses	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	13	$31,176	$247	0.8%	31	$124,409	$2,053	1.7%
U.S. Government guaranteed mortgage-backed securities	—	—	—	—	5	33,247	619	1.9
Corporate Bonds	5	10,267	145	1.4	5	15,538	123	0.8
State and municipal bonds	—	—	—	—	9	4,947	94	1.9
Government-sponsored enterprise obligations	—	9,241	52	0.6	9	41,576	956	2.3
Mutual funds	—	—	—	—	2	5,231	128	2.4
Total		$50,684	$444			$224,948	$3,973

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other-than-temporary.

3.     LOANS

Loans consisted of the following amounts:	December 31,
	2014	2013
	(In thousands)
Commercial real estate	$278,405	$264,476
Residential real estate:
Residential	237,436	198,686
Home equity	40,305	35,371
Commercial and industrial	165,728	135,555
Consumer	1,542	2,572
Total loans	723,416	636,660
Unearned premiums and deferred loan fees and costs, net	1,270	767
Allowance for loan losses	(7,948)	(7,459)
	$716,738	$629,968

During 2014 and 2013, we purchased residential real estate loans aggregating $53.3 million and $37.7 million, respectively. These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At December 31, 2014 and 2013, we serviced loans for participants aggregating $20.5 million and $14.3 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $1.1 million and $1.4 million at December 31, 2014 and 2013, respectively. Net service fee income of $4,000, $5,000 and $7,000 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in service charges and fees on the consolidated statements of income.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2011	$3,504	$1,531	$2,712	$17	$—	$7,764
Provision (credit)	19	365	(161)	13	462	698
Charge-offs	(195)	(155)	(391)	(27)	—	(768)
Recoveries	78	5	7	10	—	100
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (credit)	9	40	148	11	(464)	(256)
Charge-offs	(20)	(80)	(208)	(33)	—	(341)
Recoveries	155	1	84	22	—	262
Balance at December 31, 2013	$3,550	$1,707	$2,191	$13	$(2)	$7,459
Provision	505	376	649	42	3	1,575
Charge-offs	(350)	(31)	(787)	(55)	—	(1,223)
Recoveries	—	1	121	15	—	137
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948

Further information pertaining to the allowance for loan losses by segment at December 31, 2014 and 2013 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014
Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated and not deemed impaired	3,705	2,053	2,174	15	1	7,948
Total allowance for loan losses	3,705	2,053	2,174	15	1	7,948

Loans individually evaluated and deemed impaired	3,104	291	4,436	—	—	7,831
Loans collectively or individually evaluated and not deemed impaired	275,301	277,450	161,292	1,542	—	715,585
Total loans	$278,405	$277,741	$165,728	$1,542	$—	$723,416

December 31, 2013
Amount of allowance for loans individually evaluated and deemed impaired	$82	$—	$15	$—	$—	$97
Amount of allowance for loans collectively or individually evaluated and not deemed impaired	3,467	1,707	2,177	13	(2)	7,362
Total allowance for loan losses	3,549	1,707	2,192	13	(2)	7,459

Loans individually evaluated and deemed impaired	14,962	234	1,352	—	—	16,548
Loans collectively or individually evaluated and not deemed impaired	249,514	233,823	134,203	2,572	—	620,112
Total loans	$264,476	$234,057	$135,555	$2,572	$—	$636,660

The following is a summary of past due and non-accrual loans by class at December 31, 2014 and 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
December 31, 2014
Commercial real estate	$3,003	$—	$529	$3,532	$—	$3,257
Residential real estate:
Residential	314	61	1,158	1,533	—	1,323
Home equity	252	—	1	253	—	1
Commercial and industrial	169	—	394	563	—	4,233
Consumer	22	—	3	25	—	16
Total	$3,760	$61	$2,085	$5,906	$—	$8,830

December 31, 2013
Commercial real estate	$430	$146	$793	$1,369	$—	$1,449
Residential real estate:
Residential	1,004	325	311	1,640	—	712
Home equity	217	—	2	219	—	38
Commercial and industrial	516	780	140	1,436	—	386
Consumer	25	16	1	42	—	1
Total	$2,192	$1,267	$1,247	$4,706	$—	$2,586

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2014			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,104	$3,662	$—	$2,267	$—
Residential real estate	291	407	—	223	—
Commercial and industrial	4,436	5,181	—	2,032	—
Total	7,831	9,250	—	4,522	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	8,382	576
Commercial and industrial	—	—	—	600	41
Total	—	—	—	8,982	617

Total impaired loans	$7,831	$9,250	$—	$13,504	$617

				Year Ended
	At December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$1,449	$1,756	$—	$1,502	$—
Residential real estate	234	306	—	248	—
Commercial and industrial	385	487	—	403	—
Total	2,068	2,549	—	2,153	—

Impaired loans with a valuation allowance:
Commercial real estate	13,513	13,513	82	13,678	582
Commercial and industrial	967	967	15	979	42
Total	14,480	14,480	97	14,657	624

Total impaired loans	$16,548	$17,029	$97	$16,810	$624

No interest income was recognized for impaired loans on a cash-basis method during the years ended December 31, 2014 and 2013. Interest income recognized during the years ended December 31, 2014 and 2013 related to TDRs.

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

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Loans modified in TDRs in 2014 and 2012 are included in the table below. There were no loans modified as TDRs in 2013. Prior to modification, the four loans listed below for 2014 had been paying interest only. Upon stabilization of the credits, the related loans were modified and placed on an amortization schedule with higher interest rates. During the third quarter of 2014, one loan relationship with a balance of $14.3 million previously restructured in March 2012 was removed from TDR status upon maturity of the existing loans. The new loans were granted under market conditions and are performing according to the terms of the loan agreements.

	Year Ended,			Year Ended
	December 31, 2014			December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$228	$228	5	$14,785	$14,785
Commercial and Industrial	3	203	203	6	1,344	1,344
Total	4	$431	$431	11	$16,129	$16,129

No TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring during the years ended December 31, 2014 and 2013. The following is a summary of TDRs that have subsequently defaulted within one year of modification during 2012:

	December 31, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	4	$944
Commercial and industrial	1	141
Residential	—	—
Total	5	$1,085

As of December 31, 2014, we have not committed to lend any additional funds for loans that are classified as impaired. There were no charge-offs on TDRs during the years ended December 31, 2014 or 2013. As of December 31, 2012, we were committed to lend an additional $113,000 to one customer with outstanding loans that are classified as TDRs. This loan was used for building improvements to generate rental income. There were no charge-offs on TDRs during the year ended December 31, 2012.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $16.8 million and $23.4 million at December 31, 2014 and 2013, respectively. We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at December 31, 2014 and December 31, 2013:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
December 31, 2014
Loans rated 1 – 3	$234,010	$236,113	$40,282	$139,109	$1,526	$651,040
Loans rated 4	33,305	—	—	16,841	—	50,146
Loans rated 5	7,833	—	22	5,545	—	13,400
Loans rated 6	3,257	1,323	1	4,233	16	8,830
	$278,405	$237,436	$40,305	$165,728	$1,542	$723,416

December 31, 2013
Loans rated 1 – 3	$213,985	$197,974	$35,333	$108,671	$2,571	$558,534
Loans rated 4	41,459	—	—	15,722	—	57,181
Loans rated 5	1,972	—	—	3,509	—	5,481
Loans rated 6	7,060	712	38	7,653	1	15,464
	$264,476	$198,686	$35,371	$135,555	$2,572	$636,660

4.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Land	$1,826	$1,826
Buildings	13,293	13,104
Leasehold improvements	2,156	1,622
Furniture and equipment	11,951	10,777
Total	29,226	27,329
Accumulated depreciation and amortization	(17,523)	(16,334)
Premises and equipment, net	$11,703	$10,995

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.2 million, $1.1 million and $1.0 million, respectively.

5.     DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	December 31,
	2014		2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand:
Interest-bearing	$37,983	0.24%	$44,924	0.27%
Noninterest-bearing deposits	136,186	—	145,040	—

Savings:
Regular	74,970	0.10	81,244	0.10
Money market	227,330	0.37	204,469	0.38

Time certificates of deposit	357,749	1.19	341,435	1.28

Total deposits	$834,218	0.63%	$817,112	0.66%

Time deposits of $100,000 or more totaled $163.5 million and $139.6 million at December 31, 2014 and 2013, respectively. Interest expense on such deposits totaled $1.7 million, $1.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2015	$198,972
2016	75,035
2017	35,179
2018	17,608
2019	30,955
$357,749

Interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Regular	$80	$119	$186
Money market	846	762	807
Time	4,152	4,509	4,883
Interest-bearing demand	99	135	266
	$5,177	$5,525	$6,142

Cash paid for interest on deposits totaled $5.2 million, $5.5 million and $6.2 million for years ended December 31, 2014, 2013 and 2012, respectively.

6.     SHORT-TERM BORROWINGS

FHLBB Advances – We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2014 and 2013. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2014, there was a $1.8 million advance outstanding under this line. There were no advances outstanding under this line at December 31, 2013.

FHLBB advances, including line of credit advances, with an original maturity of less than one year, amounted to $62.8 million and $20.0 million at December 31, 2014 and 2013, respectively, at a weighted average rate of 0.33% and 0.30%, respectively.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

BBN Advances – We have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. There were no advances outstanding under this line at December 31, 2014 and 2013. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

PNC Advances – We have a $50.0 million line of credit with PNC Bank at an interest rate determined and reset by PNC on a daily basis. There were no advances outstanding under the line at December 31, 2014 and 2013.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2014	2013
	(Dollars in thousands)
Balance outstanding at end of year	$31,164	$28,197
Maximum amount outstanding during year	44,435	40,860
Average amount outstanding during year	35,657	31,754
Weighted average interest rate at end of year	0.19%	0.19%
Amortized cost of collateral pledged at end of year (1)	63,660	53,714
Fair value of collateral pledged at end of year (1)	65,992	54,885

(1) Includes collateral pledged toward $5.8 million in long-term customer repurchase agreements.

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities. The weighted average interest rate on the pledged collateral was 3.56% and 3.49% at December 31, 2014 and 2013, respectively.

Cash paid for interest on short-term borrowings totaled $414,000, $111,000 and $114,000 for years ended December 31, 2014, 2013 and 2012, respectively.

7.     LONG-TERM DEBT

FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

	Amount		Weighted Average Rate
	2014	2013	2014	2013
	(In thousands)
Fixed-rate advances maturing:
2014	$—	$21,542	—%	1.2%
2015	30,573	25,395	1.4	1.6
2016	53,757	53,574	2.2	2.2
2017	47,500	17,500	2.4	2.6
2018	10,000	10,000	2.2	2.2
2019	5,000	5,000	3.2	3.2
2020	7,000	7,000	1.8	1.8
	153,830	140,011	2.1%	2.0%
Variable-rate advances maturing:
2015	9,877	9,736	0.9	0.9
2016	10,000	10,000	1.4	1.4
2017	—	30,000	—	(0.2)
2018*	32,000	32,000	0.4	0.4
2019*	11,000	11,000	(0.1)	(0.1)
	62,877	92,736	0.5	0.3

Total advances	$216,707	$232,747	1.6%	1.3%

*At December 31, 2014, the following amounts are callable at the option of FHLBB: $33.0 million in 2015. If these advances are not called, the weighted average rate on these advances, which is currently variable and resets based on LIBOR, will become fixed and increase to 2.3% for the 2015 call. At December 31, 2013 there were $30.0 million in FHLBB advances that were callable.

At December 31, 2014 and 2013, securities pledged as collateral to the FHLB had a carrying value of $257.5 million and $245.1 million, respectively.

Customer Repurchase Agreements - At December 31, 2014, we had one long-term customer repurchase agreement for $5.8 million with a rate of 2.5% and a final maturity in 2015. At December 31, 2013, we had one long-term customer repurchase agreement for $5.6 million with a rate of 2.5% and a final maturity in 2014.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase are secured by government-sponsored enterprise obligations with a carrying value of $12.6 million and $12.4 million as of December 31, 2014 and 2013, respectively. We may be required to provide additional collateral based on the fair value of the underlying securities.

	Amount			Weighted Average Rate
	2014		2013	2014	2013
	(In thousands)
Fixed-rates maturing:
2018*	$10,000	*	$10,000	2.7%	2.7%

*Callable in 2015

Cash paid for interest on long-term debt totaled $4.3 million, $4.6 million and $6.5 million for years ended December 31, 2014, 2013 and 2012, respectively.

During 2013, we prepaid repurchase agreements in the amount of $43.3 million and incurred a prepayment expense of $3.4 million. The repurchase agreements had a weighted average cost of 2.99%.

8.     STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options - Under our 2002 Stock Option Plan and 2007 Stock Option Plan, we could grant both incentive and non-statutory options to our directors, officers, and employees for up to 1,631,682 and 1,560,101, respectively, shares of common stock, of which 1,631,682 and 1,503,869, respectively, were granted. The exercise price of each option equaled the market price of our stock on the date of grant with a maximum term of 10 years. The fair value of each option grant was estimated on the date of grant using the binomial option pricing model.

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

No stock options were granted in 2014 or 2013, and no stock options were outstanding during 2014.

For the years ended December 31, 2013 and 2012, share-based compensation expense applicable to stock options was $128,000 and $642,000, respectively, with related tax benefits of $35,000 and $173,000, respectively. The completion of the tender offer caused the acceleration of vesting of certain stock options and resulted in $97,000 of total option expense with a related tax benefit of $26,000 for the year ended December 31, 2013.

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued and outstanding as of December 31, 2014. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by us. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

A summary of the status of unvested restricted stock awards at December 31, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2013	25,720	$7.93
Shares vested	(12,720)	7.79
Balance at December 31, 2014	13,000	$8.07

We recorded total expense for restricted stock awards of $92,000, $126,000 and $963,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Tax provisions related to equity incentive plan expense were $1,000, $1,000 and $96,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Unrecognized compensation cost for stock awards was $95,000 at December 31, 2014 with a remaining life of 1.71 years.

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

At December 31, 2014, the remaining principal balances are payable as follows:

Year Ending
December 31,	Amount
(In thousands)
2015	$447
2016	447
2017	447
2018	447
2019	447
Thereafter	6,587
$8,822

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $576,000, $599,000 and $628,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Shares held by the ESOP include the following at December 31, 2014 and 2013:

	2014	2013
Allocated	739,506	662,013
Committed to be allocated	79,345	81,803
Unallocated	1,040,751	1,120,096
	1,859,602	1,863,912

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $7.6 million and $8.4 million at December 31, 2014 and 2013, respectively. ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

9.  RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$19,039	$18,752	$18,326
Service cost	1,000	1,170	1,094
Interest	824	763	800
Actuarial loss (gain)	3,085	(1,540)	27
Benefits paid	(314)	(106)	(1,495)
Benefit obligation at end of year	23,634	19,039	18,752

Change in plan assets:
Fair value of plan assets at beginning of year	13,811	12,200	11,377
Actual return on plan assets	1,725	992	818
Employer contribution	725	725	1,500
Benefits paid	(314)	(106)	(1,495)
Fair value of plan assets at end of year	15,947	13,811	12,200

Funded status and accrued benefit at end of year	$(7,687)	$(5,228)	$(6,552)

Accumulated benefit obligation at end of year	$16,423	$13,192	$13,297

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2014	2013
Discount rate	4.00%	5.00%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2014	2013	2012
	(In thousands)
Service cost	$1,000	$1,170	$1,094
Interest cost	824	763	800
Expected return on assets	(959)	(948)	(867)
Amortization of transition asset	(10)	(12)	(12)
Amortization of actuarial loss	—	117	175

Net periodic pension cost	$855	$1,090	$1,190

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	2014	2013	2012
Discount rate	5.00%	4.00%	4.50%
Expected return on plan assets	7.50	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2014
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$—	$3,845	$—	$3,845
Small/mid U.S. equity	—	924	—	924
International equity	—	1,385	—	1,385
Balanced/asset allocation	—	744	—	744
Short-term fixed income	—	1,582	—	1,582
Fixed income	—	7,467	—	7,467
	$—	$15,947	$—	$15,947

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
		(In thousands)
Large U.S. equity	$—	$3,325	$—	$3,325
Small/mid U.S. equity	—	831	—	831
International equity	—	1,394	—	1,394
Balanced/asset allocation	—	693	—	693
Short-term fixed income	—	1,519	—	1,519
Fixed income	—	6,049	—	6,049
	$—	$13,811	$—	$13,811

Plan assets are all measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. The target allocation mix for the pension plan for 2014 was an equity-based investment deployment of 44% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee. The remainder of the portfolio is allocated to fixed income at 56% of total assets. The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2015	$757
2016	1,998
2017	426
2018	1,012
2019	791
In aggregate for 2020 – 2024	6,509

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2015.

Postretirement Benefits - We provided postretirement life insurance benefits to employees based on the employee’s salary at time of retirement. As of December 31, 2014 and 2013, the accrued liability recorded in other liabilities on the consolidated balance sheets amounted to $158,000 and $217,000, respectively. Total expense associated with this plan amounted to $23,000, $27,000 and $29,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

401(k) - Employees are eligible to participate in a 401(k) plan. We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan. Our contributions to the plan were $236,000, $231,000 and $214,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

10. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments. Specifically, we entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to certain variable rate borrowings.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2014.

December 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)

Interest rate swaps	Other Assets	$9	Other Liabilities	$5,748
Total derivatives designated as hedging instruments		$9		$5,748

December 31, 2013	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)

Interest rate swaps	Other Assets	$1,755	N/A	—
Total derivatives designated as hedging instruments		$1,755		—

At December 31, 2014 and 2013, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at December 31, 2014 and 2013:

December 31, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	3.3	0.23%	1.52%	$(268)
Forward starting interest rate swaps on FHLBB borrowings	115,000	6.7	—	3.11%	(5,471)
Total cash flow hedges	$155,000	5.8			$(5,739)

December 31, 2013	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Received	Paid	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$20,000	3.8	0.24%	1.17%	$40
Forward starting interest rate swaps on FHLBB borrowings	135,000	7.2	—	2.93%	1,715
Total cash flow hedges	$155,000	6.8			$1,755

The forward-starting interest rate swaps will become effective in 2015 and 2016 with notional amounts of $47.5 million and $67.5 million, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings in 2014 or 2013.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

The table below presents the pre-tax net (loss) gain of our cash flow hedges for the period indicated.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Years Ended December 30,
	2014	2013
	(In thousands)
Interest rate swaps	$(7,684)	$1,755

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. During the year ended December 31, 2014, we reclassified $190,000 into interest expense. During the period ended December 31, 2013, we had no reclassifications to interest expense. During the next 12 months, we estimate that $931,000 will be reclassified as an increase in interest expense. During the years ended December 31, 2014 and 2013, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At December 31, 2014, we had a net liability position of $5.9 million with our counterparties. As of December 31, 2013, we had no derivatives in a net liability position.

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

To ensure capital adequacy, the OCC regulations establish quantitative measures which require the Bank and Westfield Financial to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets and of tangible capital to tangible assets. We believe, as of December 31, 2014 and 2013, that we met all capital adequacy requirements to which we are subject. Westfield Financial’s and the Bank’s capital ratios as of December 31, 2014 and 2013 are set forth in the following table.

As of December 31, 2014, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014

Total Capital (to Risk Weighted Assets):
Consolidated	$158,016	18.68%	$67,675	8.00%	N/A	—
Bank	150,392	17.81	67,549	8.00	$84,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,018	17.73	33,838	4.00	N/A	—
Bank	142,383	16.86	33,775	4.00	50,662	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	150,018	11.30	53,103	4.00	N/A	—
Bank	142,383	10.74	53,035	4.00	66,293	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	142,383	10.74	19,888	1.50	N/A	—

December 31, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$164,605	21.17%	$62,207	8.00%	N/A	—
Bank	157,484	20.30	62,073	8.00	$77,591	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	157,119	20.21	31,104	4.00	N/A	—
Bank	149,965	19.33	31,036	4.00	46,555	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	157,119	12.28	51,193	4.00	N/A	—
Bank	149,965	11.73	51,121	4.00	63,901	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	149,965	11.73	19,170	1.50	N/A	—

The following is a reconciliation of our GAAP capital to regulatory Tier 1 and total capital:

	December 31,
	2014	2013
	(In thousands)
Consolidated GAAP capital	$142,543	$154,144
Net unrealized losses on available-for-sale securities, net of tax	728	2,706
Unrealized loss on defined benefit pension plan, net of tax	2,959	1,427
Accumulated net loss (gain) on cash flow hedges, net of tax	3,788	(1,158)
Tier 1 capital	150,018	157,119

Unrealized gains on certain available-for-sale equity securities	50	27
Allowance for loan losses	7,948	7,459

Total regulatory capital	$158,016	$164,605

On March 13, 2014, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 1,970,000 shares, or 10% of our outstanding shares of common stock. There were 999,460 shares available to be purchased under the repurchase program as of December 31, 2014.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. At December 31, 2014 and 2013, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $67.6 million and $62.1 million of our equity in the net assets of the Bank was restricted at December 31, 2014 and 2013, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.

In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that the Company will be characterized as “well-capitalized” under the new rules.

12.     INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Current tax provision:
Federal	$1,854	$795	$1,856
State	221	96	215
Total	2,075	891	2,071

Deferred tax (benefit) provision:
Federal	(188)	980	184
State	(5)	—	1
Total	(193)	980	185

Total	$1,882	$1,871	$2,256

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.8	0.7	1.7
Tax exempt income	(4.1)	(4.7)	(6.4)
Bank-owned life insurance (BOLI)	(6.4)	(6.1)	(5.7)
Gain on life insurance proceeds	—	(3.3)	(0.3)
Tax benefit of stock option buyout	—	(2.1)	—
Surrender of BOLI policies	—	—	1.9
Other, net	(1.9)	3.2	1.3
Effective tax rate	23.4%	21.7%	26.5%

Cash paid for income taxes for the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $941,000 and $2.6 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,702	$2,536
Employee benefit and share-based compensation plans	2,133	2,071
Net unrealized loss on derivative and hedging activity	1,951	—
Defined benefit plan	1,525	735
Net unamortized loss on securities transferred from available for sale to held to maturity	617	599
Net unrealized loss on securities available for sale	—	837
Other-than-temporary impairment write-down	110	110
Other	312	334
	9,350	7,222

Deferred tax liabilities:
Deferred loan fees	(267)	(117)
Net unrealized gain on securities available for sale	(226)	—
Net unrealized gain on derivative and hedging activity	—	(597)
Other	(38)	(174)
	(531)	(888)

Net deferred tax asset	$8,819	$6,334

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

We do not have any uncertain tax positions at December 31, 2014 or 2013 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest was recorded for the years ended December 31, 2014 and 2012, and no penalties were recorded for the years ended December 31, 2014, 2013 and 2012. Interest of $9,000 was recorded for the year ended December 31, 2013.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2011 are open.

13.     TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2014	2013
	(In thousands)

Balance at beginning of year	$6,225	$16,264
Principal distributions	504	2,713
Repayments of principal	(3,897)	(2,635)
Change in related party status	49	(10,117)

Balance at end of year	$2,881	$6,225

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$110,411	$99,899
Loan commitments	49,897	10,260
Existing construction loan agreements	11,419	14,667
Standby letters of credit	3,033	1,728

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

During 2012, we entered into a risk participation agreement (“RPA”) with another financial institution. The RPA is a guarantee to share credit risk associated with an interest rate swap on a participation loan in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loan and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPA. Per the terms of the RPA, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2014, believe sufficient collateral is available to cover potential swap losses. The term of the RPA, which correspond to the term of the underlying swap, is 10 years. At December 31, 2014, the fair value of the interest rate swap was $1,500 of which we guarantee 50% of the amount in a default event. The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swap and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2014, we would have been required to make payments of approximately $750.

Standby letters of credit are written conditional commitments issued by us that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2014, outstanding commitments to extend credit totaled $174.8 million, with $33.2 million in fixed rate commitments with interest rates ranging from 2.45% to 18.00% and $141.6 million in variable rate commitments. At December 31, 2013, outstanding commitments to extend credit totaled $126.6 million, with $27.0 million in fixed rate commitments with interest rates ranging from 2.75% to 12.00% and $99.6 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2046. Certain of the leases provide for renewal periods for up to forty years at our discretion. Rent expense under operating leases was $707,000, $671,000, and $625,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2014, are as follows:

Year Ending December 31,	Amount
(In thousands)

2015	$653
2016	521
2017	406
2018	377
2019	355
Thereafter	3,859
$6,171

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

15.     CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts. As of December 31, 2014 and 2013, our residential and commercial related real estate loans represented 76.9% and 78.3% of total loans, respectively. Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets. The carrying amounts of interest-bearing deposits in banks maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.

Securities and mortgage-backed securities - The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof. Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$139,213	$—	$139,213
U.S. government guaranteed residential mortgage-backed securities	—	1,586	—	1,586
Corporate bonds	—	26,223	—	26,223
State and municipal bonds	—	17,034	—	17,034
Government-sponsored enterprise obligations	—	23,979	—	23,979
Mutual funds	6,176	—	—	6,176
Common and preferred stock	1,539	—	—	1,539
Total securities available for sale	7,715	208,035	—	215,750
Interest rate swaps	—	9	—	9
Total assets	$7,715	$208,044	$—	$215,759

Liabilities:
Interest rate swaps	$—	$5,748	$—	$5,748

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$132,372	$—	$132,372
U.S. government guaranteed residential mortgage-backed securities	—	46,328	—	46,328
Corporate bonds	—	27,389	—	27,389
State and municipal bonds	—	18,897	—	18,897
Government-sponsored enterprise obligations	—	10,700	—	10,700
Mutual funds	5,919	—	—	5,919
Common and preferred stock	1,599	—	—	1,599
Total securities available for sale	7,518	235,686	—	243,204
Interest rate swaps	—	1,755	—	1,755
Total assets	$7,518	$237,441	$—	$244,959

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2014 and 2013. There were no liabilities measured at fair value on a recurring basis at December 31, 2013.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2014 and 2013.

	At			Year Ended
	December 31, 2014			December 31, 2014
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$5,149	$(1,036)
Total assets	$—	$—	$5,149	$(1,036)

	At			Year Ended
	December 31, 2013			December 31, 2013
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$2,069	$(31)
Total assets	$—	$—	$2,069	$(31)

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2014 or 2013.

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$18,785	$18,785	$—	$—	$18,785
Securities available for sale	215,750	7,715	208,035	—	215,750
Securities held to maturity	278,080	—	277,636	—	277,636
Federal Home Loan Bank of Boston and other restricted stock	14,934	—	—	14,934	14,934
Loans - net	716,738	—	—	721,818	721,818
Accrued interest receivable	4,213	—	—	4,213	4,213
Derivative assets	9	—	9	—	9

Liabilities:
Deposits	834,218	—	—	834,838	834,838
Short-term borrowings	93,997	—	93,997	—	93,997
Long-term debt	232,479	—	236,457	—	236,457
Accrued interest payable	501	—	—	501	501
Derivative liabilities	5,748	—	5,748	—	5,748

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,742	$19,742	$—	$—	$19,742
Securities available for sale	243,204	7,518	237,441	—	243,204
Securities held to maturity	295,013	—	282,555	—	282,555
Federal Home Loan Bank of Boston and other restricted stock	15,631	—	—	15,631	15,631
Loans - net	629,968	—	—	631,417	631,417
Accrued interest receivable	4,201	—	—	4,201	4,201
Derivative assets	1,755	—	1,755	—	1,755

Liabilities:
Deposits	817,112	—	—	819,109	819,109
Short-term borrowings	48,197	—	48,197	—	48,197
Long-term debt	248,377	—	251,678	—	251,678
Accrued interest payable	392	—	—	392	392

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

We operate only in the U.S. domestic market, primarily in western Massachusetts and northern Connecticut. For the years ended December 31, 2014, 2013 and 2012, there is no customer that accounted for more than 10% of our revenue.

18.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2014	2013
	(In thousands)
ASSETS:
Cash equivalents	$178	$158
Securities available for sale	1,539	1,599
Investment in subsidiaries	134,836	146,951
ESOP loan receivable	8,822	9,269
Other assets	6,184	5,912
TOTAL ASSETS	151,559	163,889

LIABILITIES:
ESOP loan payable	8,822	9,269
Other liabilities	194	476
EQUITY	142,543	154,144
TOTAL LIABILITIES AND EQUITY	$151,559	$163,889

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
INCOME:
Dividends from subsidiaries	$14,712	$26,964	$42,372
Interest income from securities	31	16	68
ESOP loan interest income	741	777	813
Gain on sale of securities, net	—	3	—
Total income	15,484	27,760	43,253

OPERATING EXPENSE:
Salaries and employee benefits	697	879	2,262
ESOP interest	741	777	813
Other	503	586	511
Total operating expense	1,941	2,242	3,586

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	13,543	25,518	39,667

EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARIES	(7,655)	(19,073)	(34,130)

NET INCOME BEFORE TAXES	5,888	6,445	5,537

INCOME TAX BENEFIT	(274)	(311)	(717)
NET INCOME	$6,162	$6,756	$6,254

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,162	$6,756	$6,254
Dividends in excess of earnings of subsidiaries	7,655	19,073	34,130
Net realized securities gains	—	(3)	—
Change in other liabilities	(409)	198	36
Change in other assets	174	(487)	(271)
Other, net	667	1,422	2,089

Net cash provided by operating activities	14,249	26,959	42,238

INVESTING ACTIVITIES:
Purchase of securities	(235)	(349)	(1,533)
Proceeds from principal collections of securities	—	1,307	575
Sales of securities	235	352	566

Net cash provided by (used in) investing activities	—	1,310	(392)

FINANCING ACTIVITIES:
Cash dividends paid	(3,832)	(5,872)	(10,721)
Common stock repurchased	(10,518)	(20,093)	(32,083)
Tender offer to purchase outstanding options	121	(2,151)	—
Excess tax expense in connection with tender offer completion	—	(566)
Excess tax (shortfall) benefit from share-based compensation	—	(1)	144
Issuance of common stock to ESOP	—	—	—
Issuance of common stock in connection with stock
option exercises	—	—	1,041
Repayment of long-term debt	—	—	(446)

Net cash used in financing activities	(14,229)	(28,683)	(42,065)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	20	(414)	(219)

CASH AND CASH EQUIVALENTS
Beginning of year	158	572	791

End of year	$178	$158	$572

Supplemental cashflow information:
Net cash due to (from) broker for common stock repurchased	—	299	(352)

19.     OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2014, 2013 and 2012.

20.    SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated. The year to date totals may differ slightly due to rounding.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,034	$10,143	$10,343	$10,471
Interest expense	2,379	2,442	2,509	2,593

Net interest and dividend income	7,655	7,701	7,834	7,878

Provision for loan losses	100	450	750	275
Other noninterest income	1,049	1,018	1,039	1,033

Gain on sales of securities, net	29	21	226	44
Noninterest expense	6,534	6,531	6,348	6,496

Income before income taxes	2,099	1,759	2,001	2,184
Income tax provision	451	417	491	523
Net income	$1,648	$1,342	$1,510	$1,661

Basic earnings per share	$0.09	$0.07	$0.08	$0.09
Diluted earnings per share	$0.09	$0.07	$0.08	$0.09

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,349	$10,246	$10,348	$10,089
Interest expense	2,679	2,609	2,520	2,482

Net interest and dividend income	7,670	7,637	7,828	7,607

Provision for loan losses	(235)	(70)	(71)	120
Other noninterest income	957	981	1,003	1,013

Gain on bank-owned life insurance	—	563	—	—
Loss on prepayment of borrowings	(1,426)	(1,404)	(540)	—
Gain on sales of securities, net	1,427	823	546	330
Noninterest expense	6,515	6,789	6,851	6,488

Income before income taxes	2,348	1,881	2,057	2,342
Income tax provision	566	297	476	533
Net income	$1,782	$1,584	$1,581	$1,809

Basic earnings per share	$0.08	$0.08	$0.08	$0.09
Diluted earnings per share	$0.08	$0.08	$0.08	$0.09

EXHIBIT INDEX

3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the SEC on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form 10-K filed with the SEC on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the SEC on November 8, 2011).

10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).

10.3*	The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the SEC on April 28, 2006).

10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the SEC on July 13, 2006).

10.5*	Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).

10.6*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).

10.7*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).

10.8*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).

10.9	Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).

10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).

10.11*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).

10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).

10.13*	Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).

10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).

10.15*	Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).

10.16*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on May 24, 2002).

10.17*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on April 25, 2003).

10.18*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on May 24, 2002).

10.19*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 25, 2003).

10.20*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on June 18, 2007).

10.21*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 14, 2008).

10.22*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on June 18, 2007).

10.23*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on April 14, 2008).

10.24*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).

21.1	Subsidiaries of Westfield Financial (incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the SEC on March 15, 2013).

23.1†	Consent of Wolf & Company, P.C.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the annual report on Form 10-K of Westfield Financial, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.