Form 10-Q
period 2015-03-31
WESTFIELD FINANCIAL INC
filed 2015-05-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

At May 1, 2015, the registrant had 18,558,310 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
CASH AND DUE FROM BANKS	$11,010	$10,294
FEDERAL FUNDS SOLD	81	269
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	1,628	8,222
CASH AND CASH EQUIVALENTS	12,719	18,785

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	233,591	215,750
SECURITIES HELD TO MATURITY (Fair value of $268,995 and $277,636 at March 31, 2015 and December 31, 2014, respectively)	266,718	278,080
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,934	14,934
LOANS - Net of allowance for loan losses of $8,035 and $7,948 at March 31, 2015 and December 31, 2014, respectively	722,319	716,738
PREMISES AND EQUIPMENT, Net	13,762	11,703
ACCRUED INTEREST RECEIVABLE	4,151	4,213
BANK-OWNED LIFE INSURANCE	49,070	48,703
DEFERRED TAX ASSET, Net	9,615	8,819
OTHER ASSETS	2,132	2,371
TOTAL ASSETS	$1,329,011	$1,320,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$140,331	$136,186
Interest-bearing	732,972	698,032
Total deposits	873,303	834,218

SHORT-TERM BORROWINGS	82,625	93,997
LONG-TERM DEBT	212,637	232,479
OTHER LIABILITIES	20,156	16,859
TOTAL LIABILITIES	1,188,721	1,177,553

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 18,558,310 shares issued and outstanding at March 31, 2015; 18,734,791 shares issued and outstanding at December 31, 2014	186	187
Additional paid-in capital	110,382	111,696
Unearned compensation - ESOP	(7,340)	(7,469)
Unearned compensation - Equity Incentive Plan	(416)	(95)
Retained earnings	46,506	45,699
Accumulated other comprehensive loss	(9,028)	(7,475)
Total shareholders’ equity	140,290	142,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,329,011	$1,320,096

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except share and per share data)

	Three Months
	Ended March 31,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,595	$5,247
Commercial and industrial loans	1,598	1,277
Consumer loans	36	33
Debt securities, taxable	2,658	3,160
Debt securities, tax-exempt	186	210
Equity securities	41	36
Other investments - at cost	68	65
Federal funds sold, interest-bearing deposits and other short-term investments	6	6
Total interest and dividend income	10,188	10,034
INTEREST EXPENSE:
Deposits	1,341	1,291
Long-term debt	1,070	1,011
Short-term borrowings	187	77
Total interest expense	2,598	2,379
Net interest and dividend income	7,590	7,655
PROVISION FOR LOAN LOSSES	300	100
Net interest and dividend income after provision for loan losses	7,290	7,555

NONINTEREST INCOME (LOSS):
Service charges and fees	638	670
Income from bank-owned life insurance	367	379
Loss on prepayment of borrowings	(593)	—
Gain on sales of securities, net	817	29
Total noninterest income	1,229	1,078
NONINTEREST EXPENSE:
Salaries and employee benefits	3,821	3,778
Occupancy	840	761
Computer operations	585	515
Professional fees	472	512
FDIC insurance assessment	193	165
Other	800	803
Total noninterest expense	6,711	6,534
INCOME BEFORE INCOME TAXES	1,808	2,099
INCOME TAX PROVISION	470	451
NET INCOME	$1,338	$1,648

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.08	$0.09
Weighted average shares outstanding	17,684,498	18,812,795
Diluted earnings per share	$0.08	$0.09
Weighted average diluted shares outstanding	17,684,498	18,812,795

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$1,338	$1,648

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gains on available for sale securities	1,214	1,277
Reclassification adjustment for gains realized in income	(817)	(29)
Amortization of net unrealized loss on held-to-maturity securities (1)	(76)	12
Net unrealized gains	321	1,260
Tax effect	(112)	(434)
Net-of-tax amount	209	826

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(2,769)	(2,390)
Reclassification adjustment for loss realized (2)	131	46
Tax effect	897	797
Net-of-tax amount	(1,741)	(1,547)

Defined benefit pension plans:
Losses arising during the period	(62)	—
Reclassification adjustments (3):
Amortization of actuarial loss	31	—
Amortization of transition asset	—	(5)
Net adjustments pertaining to defined benefit plans	(31)	(5)
Tax effect	10	1
Net-of-tax amount	(21)	(4)

Other comprehensive loss	(1,553)	(725)

Comprehensive income (loss)	$(215)	$923

(1)	Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax benefits associated with the reclassification adjustments were $25,000 and $4,000 for the three months ended March 31, 2015 and 2014, respectively.

(2)	Loss realized on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustment were $45,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

(3)	Amortization amounts have been recognized as a component of salaries and employee benefits expense. Income tax benefits associated with the reclassification adjustments were $11,000 and $2,000, for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
		Par	Paid-in	Compensation	Equity	Retained	Comprehensive
	Shares	Value	Capital	- ESOP	Incentive Plan	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income (loss)	—	—	—	—	—	1,648	(725)	923
Common stock held by ESOP committed to be released (79,345 shares)	—	—	13	133	—	—	—	146
Share-based compensation - equity incentive plan	—	—	—	—	25	—	—	25
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(355,926)	(4)	(2,641)	—	—	—	—	(2,645)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121

Cash dividends declared ($0.06 per share)	—	—	—	—	—	(1,129)	—	(1,129)
BALANCE AT MARCH 31, 2014	19,784,743	$197	$119,233	$(7,870)	$(162)	$43,888	$(3,700)	151,586

BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543

Comprehensive income	—	—	—	—	—	1,338	(1,553)	(215)

Common stock held by ESOP committed to be released (76,888 shares)	—	—	10	129	—	—	—	139

Share-based compensation - equity incentive plan	—	—	—	—	28	—	—	28

Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(225,041)	(2)	(1,673)	—	—	—	—	(1,675)

Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—

Cash dividends declared ($0.03 per share)	—	—	—	—	—	(531)	—	(531)

BALANCE AT MARCH 31, 2015	18,558,310	$186	$110,382	$(7,340)	$(416)	$46,506	$(9,028)	$140,290

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$1,338	$1,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	100
Depreciation and amortization of premises and equipment	335	281
Net amortization of premiums and discounts on securities and mortgage loans	1,283	1,045
Net amortization of premiums on modified debt	122	156
Share-based compensation expense	28	25
ESOP expense	139	146
Excess tax benefits from equity incentive plan	(1)	(1)
Net gains on sales of securities	(817)	(29)
Loss on prepayment of borrowings	593	—
Income from bank-owned life insurance	(367)	(379)
Changes in assets and liabilities:
Accrued interest receivable	62	81
Other assets	228	169
Other liabilities	638	207
Net cash provided by operating activities	3,881	3,449
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,619)	—
Proceeds from calls, maturities, and principal collections	13,218	2,406
Securities, available for sale:
Purchases	(81,243)	(12,170)
Proceeds from sales	52,711	13,003
Proceeds from calls, maturities, and principal collections	11,334	9,323
Purchase of residential mortgages	(6,209)	(7,468)
Loan originations and principal payments, net	304	(2,750)
Purchases of premises and equipment	(2,417)	(313)
Proceeds from sale of premises and equipment	23	23
Net cash (used in) provided by investing activities	(14,898)	2,054
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	39,085	(10,417)
Net change in short-term borrowings	(11,372)	10,263
Repayment of long-term debt	(20,593)	—
Proceeds from long-term debt	36	35
Return of dividends issued in connection with equity incentive plan	—	121
Cash dividends paid	(531)	(1,129)
Common stock repurchased	(1,675)	(2,749)
Excess tax benefits in connection with equity incentive plan	1	1
Net cash provided by (used in) financing activities	4,951	(3,875)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(6,066)	1,628
Beginning of period	18,785	19,742
End of period	$12,719	$21,370

Supplemental cash flow information:
Securities reclassified to loan portfolio	$—	$606
Interest paid	2,631	2,395
Taxes paid	35	41
Net cash due to broker for common stock repurchased	—	195

See the accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2015, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations for the year ending December 31, 2015. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

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

Earnings per common share for the three months ended March 31, 2015 and 2014 have been computed based on the following:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)

Net income applicable to common stock	$1,338	$1,648

Average number of common shares issued	18,725	19,933
Less: Average unallocated ESOP Shares	(1,041)	(1,120)

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	17,684	18,813

Basic and diluted earnings per share	$0.08	$0.09

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)

Net unrealized gains on securities available for sale	$1,065	$668
Tax effect	(364)	(226)
Net-of-tax amount	701	442

Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(1,863)	(1,787)
Tax effect	643	617
Net-of-tax amount	(1,220)	(1,170)

Fair value of derivatives used for cash flow hedges	(8,377)	(5,739)
Tax effect	2,848	1,951
Net-of-tax amount	(5,529)	(3,788)

Unrecognized deferred loss pertaining to defined benefit plan	(4,515)	(4,484)
Tax effect	1,535	1,525
Net-of-tax amount	(2,980)	(2,959)

Accumulated other comprehensive loss	$(9,028)	$(7,475)

The following table presents changes in accumulated other loss for the periods ended March 31, 2015 and 2014 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive income (loss)	826	(1,547)	(4)	(725)
Balance at March 31, 2014	$(1,880)	$(389)	$(1,431)	$(3,700)

Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive income (loss)	209	(1,741)	(21)	(1,553)
Balance at March 31, 2015	$(519)	$(5,529)	$(2,980)	$(9,028)

4. SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$166,048	$474	$(445)	$166,077
U.S. government guaranteed mortgage-backed securities	8,819	—	(41)	8,778
Corporate bonds	23,433	505	(5)	23,933
State and municipal bonds	12,485	369	—	12,854
Government-sponsored enterprise obligations	14,100	79	(24)	14,155
Mutual funds	6,331	34	(119)	6,246
Common and preferred stock	1,309	239	—	1,548

Total available for sale securities	232,525	1,700	(634)	233,591

Held to maturity securities:
Government-sponsored mortgage-backed securities	$160,526	$3,064	$(487)	$163,103
U.S. government guaranteed mortgage-backed securities	40,939	161	(615)	40,485
Corporate bonds	24,556	220	(44)	24,732
State and municipal bonds	7,268	72	(94)	7,246
Government-sponsored enterprise obligations	33,429	449	(449)	33,429

Total held to maturity securities	266,718	3,966	(1,689)	268,995

Total	$499,243	$5,666	$(2,323)	$502,586

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$139,637	$423	$(847)	$139,213
U.S. government guaranteed mortgage-backed securities	1,591	7	(12)	1,586
Corporate bonds	25,711	532	(20)	26,223
State and municipal bonds	16,472	562	—	17,034
Government-sponsored enterprise obligations	24,066	69	(156)	23,979
Mutual funds	6,296	8	(128)	6,176
Common and preferred stock	1,309	230	—	1,539

Total available for sale securities	215,082	1,831	(1,163)	215,750

Held to maturity securities:
Government-sponsored mortgage-backed securities	164,001	2,384	(1,453)	164,932
U.S. government guaranteed mortgage-backed securities	38,566	34	(607)	37,993
Corporate bonds	24,751	76	(248)	24,579
State and municipal bonds	7,285	59	(94)	7,250
Government-sponsored enterprise obligations	43,477	257	(852)	42,882

Total held to maturity securities	278,080	2,810	(3,254)	277,636

Total	$493,162	$4,641	$(4,417)	$493,386

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2015, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2015
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due in one year or less	$5,041	$5,107	$—	$—
Due after five years through ten years	17,215	17,196	46,420	46,242
Due after ten years	152,611	152,552	155,045	157,346
Total	$174,867	$174,855	$201,465	$203,588

Debt securities:
Due in one year or less	$1,651	$1,665	$379	$380
Due after one year through five years	40,386	41,083	19,845	19,811
Due after five years through ten years	7,795	7,989	40,809	41,081
Due after ten years	186	205	4,220	4,135
Total	$50,018	$50,942	$65,253	$65,407

Gross realized gains and losses on sales of securities available for sale for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Gross gains realized	$887	$193
Gross losses realized	(70)	(164)
Net gain realized	$817	$29

Proceeds from the sale of securities available for sale amounted to $53.0 million and $13.0 million for the three months ended March 31, 2015 and 2014, respectively.

The tax provision applicable to net realized gains and losses was $281,000 and $9,000 for the three months ended March 31, 2015 and 2014, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2015
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$349	$68,427	$96	$10,988
U.S. government guaranteed mortgage-backed securities	33	8,114	8	664
Corporate bonds	—	—	5	1,495
Government-sponsored enterprise obligations	11	3,989	13	3,487
Mutual funds	—	—	119	1,766

Total available for sale	393	80,530	241	18,400

Held to maturity:
Government-sponsored mortgage-backed securities	257	35,262	230	24,748
U.S. government guaranteed mortgage-backed securities	611	12,654	4	11,286
Corporate bonds	21	5,742	23	11,010
State and municipal bonds	—	—	94	4,388
Government-sponsored enterprise obligations	—	—	449	23,558

Total held to maturity	889	53,658	800	74,990

Total	$1,282	$134,188	$1,041	$93,390

	December 31, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$47	$20,637	$800	$56,830
U.S. government guaranteed mortgage-backed securities	—	—	12	677
Corporate bonds	17	4,438	3	1,497
Government-sponsored enterprise obligations	52	9,189	104	7,396
Mutual funds	—	—	128	5,103

Total available for sale	116	34,264	1,047	71,503

Held to maturity:
Government-sponsored mortgage-backed securities	200	10,292	1,253	65,526
U.S. government guaranteed mortgage-backed securities	—	—	607	31,951
Corporate bonds	128	5,684	120	13,918
State and municipal bonds	—	—	94	4,853
Government-sponsored enterprise obligations	—	—	852	33,224

Total held to maturity	328	15,976	2,926	149,472

Total	$444	$50,240	$3,973	$220,975

	March 31, 2015
	Less Than 12 Months				Over 12 Months
	Number of Securities	AC Basis	Gross Loss	Depreciation from AC Basis (%)	Number of Securities	AC Basis	Gross Loss	Depreciation from AC Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	26	$104,295	$606	0.6%	8	$36,062	$326	0.9%
U.S. government guaranteed mortgage-backed securities	3	21,412	644	3.0	3	11,962	12	0.1
Government sponsored enterprise obligations	2	4,000	11	0.3	6	27,507	462	1.7
Corporate Bonds	1	5,763	21	0.4	4	12,533	28	0.2
State and municipal bonds	—	—	—	—	9	4,482	94	2.1
Mutual funds	—	—	—	—	1	1,885	119	6.3
		$135,470	$1,282			$94,431	$1,041

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2015	2014
	(In thousands)
Commercial real estate	$287,083	$278,405
Residential real estate:
Residential	237,125	237,436
Home equity	40,416	40,305
Commercial and industrial	162,938	165,728
Consumer	1,426	1,542
Total Loans	728,988	723,416
Unearned premiums and deferred loan fees and costs, net	1,366	1,270
Allowance for loan losses	(8,035)	(7,948)
	$722,319	$716,738

During the three months ended March 31, 2015 and 2014, we purchased residential real estate loans aggregating $6.2 million and $7.5 million, respectively. None were deemed credit impaired at the time of acquisition.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At March 31, 2015 and December 31, 2014, we serviced loans for participants aggregating $18.7 million and $20.5 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2015 and 2014 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at December 31, 2013	$3,549	$1,707	$2,192	$13	$(2)	$7,459
Provision (credit)	140	119	(172)	7	6	100
Charge-offs	—	(15)	(74)	(10)	—	(99)
Recoveries	—	1	103	3	—	107
Balance at March 31, 2014	$3,689	$1,812	$2,049	$13	$4	$7,567

Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision (credit)	134	(76)	247	11	(16)	300
Charge-offs	—	—	(212)	(13)	—	(225)
Recoveries	—	1	2	9	—	12
Balance at March 31, 2015	$3,839	$1,978	$2,211	$22	$(15)	$8,035

Further information pertaining to the allowance for loan losses by segment at March 31, 2015 and December 31, 2014 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2015

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,839	1,978	2,211	22	(15)	8,035
Total allowance for loan losses	$3,839	$1,978	$2,211	$22	$(15)	$8,035

Loans individually evaluated and deemed impaired	$3,061	$287	$4,010	$—	$—	$7,358
Loans collectively or individually evaluated and not deemed impaired	284,022	277,254	158,928	1,426	—	721,630
Total loans	$287,083	$277,541	$162,938	$1,426	$—	$728,988

December 31, 2014

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,705	2,053	2,174	15	1	7,948
Total allowance for loan losses	3,705	2,053	2,174	15	1	7,948

Loans individually evaluated and deemed impaired	3,104	291	4,436	—	—	7,831
Loans collectively or individually evaluated and not deemed impaired	275,301	277,450	161,292	1,542	—	715,585
Total loans	$278,405	$277,741	$165,728	$1,542	$—	$723,416

The following is a summary of past due and non-accrual loans by class at March 31, 2015 and December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
March 31, 2015
Commercial real estate	$178	$142	$522	$842	$—	$3,211
Residential real estate:
Residential	629	—	975	1,604	—	1,305
Home equity	153	—	1	154	—	1
Commercial and industrial	628	205	515	1,348	—	3,811
Consumer	35	3	—	38	—	12
Total	$1,623	$350	$2,013	$3,986	$—	$8,340

December 31, 2014
Commercial real estate	$3,003	$—	$529	$3,532	$—	$3,257
Residential real estate:
Residential	314	61	1,158	1,533	—	1,323
Home equity	252	—	1	253	—	1
Commercial and industrial	169	—	394	563	—	4,233
Consumer	22	—	3	25	—	16
Total	$3,760	$61	$2,085	$5,906	$—	$8,830

The following is a summary of impaired loans by class at March 31, 2015 and December 31, 2014:

				Three Months Ended
	At March 31, 2015			March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,061	$3,661	$—	$3,082	$—
Residential real estate	287	406	—	289	—
Commercial and industrial	4,010	5,015	—	4,223	—
Total	7,358	9,082	—	7,594	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total	—	—	—	—	—

Total impaired loans	$7,358	$9,082	$—	$7,594	$—

				Three Months Ended
	At December 31, 2014			March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,104	$3,662	$—	$1,440	$—
Residential real estate	291	407	—	224	—
Commercial and industrial	4,436	5,181	—	576	—
Total	7,831	9,250	—	2,240	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	13,471	143
Commercial and industrial	—	—	—	964	10
Total	—	—	—	14,435	153

Total impaired loans	$7,831	$9,250	$—	$16,675	$153

All interest income recognized for impaired loans during the three months ended March 31, 2014 related to performing TDR loans and was recognized on the accrual basis.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three months ended March 31, 2015 or 2014.

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. No TDRs defaulted during the three months ended March 31, 2015 or 2014.

There were $212,000 in charge-offs on TDRs during the three months ended March 31, 2015. There were no charge-offs on TDRs during the three months ended March 31, 2014.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $11.5 million and $16.8 million at March 31, 2015 and December 31, 2014, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at March 31, 2015 and December 31, 2014:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2015
Loans rated 1 – 3	$244,872	$235,820	$40,415	$136,636	$1,414	$659,157
Loans rated 4	34,147	—	—	5,887	—	40,034
Loans rated 5	758	—	—	10,102	—	10,860
Loans rated 6	7,306	1,305	1	10,258	12	18,882
Loans rated 7	—	—	—	55	—	55
	$287,083	$237,125	$40,416	$162,938	$1,426	$728,988

December 31, 2014
Loans rated 1 – 3	$234,010	$236,113	$40,282	$139,109	$1,526	$651,040
Loans rated 4	33,305	—	—	16,841	—	50,146
Loans rated 5	7,833	—	22	5,545	—	13,400
Loans rated 6	3,257	1,323	1	4,233	16	8,830
	$278,405	$237,436	$40,305	$165,728	$1,542	$723,416

6. SHARE-BASED COMPENSATION

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued and outstanding as of March 31, 2015.

In May 2014, our shareholders approved a new stock-based compensation plan under which up to 516,000 shares of our common stock have been reserved for future grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of Westfield Financial. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by us. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.

Restricted shares awarded vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Stock awards are recorded as unearned compensation based on the market price at the date of grant. Unearned compensation is amortized over the vesting period. At March 31, 2015, 48,560 shares had been granted under this plan.

Our stock award and stock option plans activity for the three months ended March 31, 2015 and 2014 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2014	13,000	$8.07
Shares granted	48,560	$7.18
Outstanding at March 31, 2015	61,560	$7.37

Outstanding at December 31, 2013	25,720	$7.93
No activity	—	—
Outstanding at March 31, 2014	25,720	$7.93

We recorded compensation cost related to the stock awards of $28,000 and $25,000 for the three months ended March 31, 2015 and 2014, respectively.

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $44.5 million and $62.8 million at March 31, 2015 and December 31, 2014, respectively. There were no advances outstanding on the line of credit as of March 31, 2015. At December 31, 2014, there was a $1.8 million advance outstanding under this line. Customer repurchase agreements were $38.1 million at March 31, 2015 and $31.2 million at December 31, 2014. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. All of our customer repurchase agreements at March 31, 2015 and December 31, 2014, were held by commercial customers. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under this line of credit at March 31, 2015 or December 31, 2014. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances and customer repurchase agreements with an original maturity of one year or more. At March 31, 2015, we had $206.8 million in long-term debt with the FHLBB. This compares to $216.7 million in long-term debt with FHLBB advances and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2014. Long-term customer repurchase agreements were $5.8 million at March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, we prepaid repurchase agreements in the amount $10.0 million and incurred a prepayment expense of $593,000. The repurchase agreements had an average cost of 2.65%. The prepayment of this repurchase agreement should result in a decrease to the cost of funds and an increase to the net interest margin. There were no such prepayments on any repurchase agreements for the three months ended December 31, 2014.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

8. PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost	$309	$250
Interest cost	226	206
Expected return on assets	(284)	(240)
Amortization of transition asset	—	(3)
Amortization of actuarial loss	31	—
Net periodic pension cost	$282	$213

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2015. No contributions have been made to the plan for the three months ended March 31, 2015. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan third-party administrator.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2015 and December 31, 2014.

March 31, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$8,377
Total derivatives designated as hedging instruments		$—		$8,377

December 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$9	Other Liabilities	$5,748
Total derivatives designated as hedging instruments		$9		$5,748

At March 31, 2015, we held no derivatives that were not designated as hedging instruments.

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

The following table presents information about our cash flow hedges at March 31, 2015 and December 31, 2014:

March 31, 2015	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	3.0	0.25%	1.52%	$(559)
Forward starting interest rate swaps on FHLBB borrowings	115,000	6.4	—	3.11%	(7,818)
Total cash flow hedges	$155,000	5.5			$(8,377)

December 31, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	3.3	0.23%	1.52%	$(268)
Forward starting interest rate swaps on FHLBB borrowings	115,000	6.7	—	3.11%	(5,471)
Total cash flow hedges	$155,000	5.8			$(5,739)

The forward-starting interest rate swaps will become effective in 2015 and 2016 with notional amounts of $47.5 million and $67.5 million, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the three months ended March 31, 2015.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $131,000 and $46,000 during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest rate swaps	$(2,769)	$(2,390)

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

As of March 31, 2015, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $8.5 million. As of March 31, 2015, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements. If we had breached any of these provisions at March 31, 2015, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$166,077	$—	$166,077
U.S. government guaranteed residential mortgage-backed securities	—	8,778	—	8,778
Corporate bonds	—	23,933	—	23,933
State and municipal bonds	—	12,854	—	12,854
Government-sponsored enterprise obligations	—	14,155	—	14,155
Mutual funds	6,246	—	—	6,246
Common and preferred stock	1,548	—	—	1,548
Total assets	$7,794	$225,797	$—	$233,591

Liabilities:
Interest rate swaps, net	$—	$8,377	$—	$8,377

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Government-sponsored residential mortgage-backed securities	$—	$139,213	$—	$139,213
U.S. Government guaranteed residential mortgage-backed securities	—	1,586	—	1,586
Corporate bonds	—	26,223	—	26,223
State and municipal bonds	—	17,034	—	17,034
Government-sponsored enterprise obligations	—	23,979	—	23,979
Mutual funds	6,176	—	—	6,176
Common and preferred stock	1,539	—	—	1,539
Total securities available for sale	7,715	208,035	—	215,750
Interest rate swaps	—	9	—	9
Total assets	$7,715	$208,044	$—	$215,759
Liabilities:
Interest rate swaps	$—	$5,748	$—	$5,748

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2015 and 2015. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2015 and 2014.

	At March 31, 2015			Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$2,237	$(212)
Total assets	$—	$—	$2,237	$(212)

	At March 31, 2014			Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$96	$(15)
Total assets	$—	$—	$96	$(15)

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

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2015 and 2014. We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	March 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$12,719	$12,719	$—	$—	$12,719
Securities available for sale	233,591	7,794	225,797	—	233,591
Securities held to maturity	266,718	—	268,995	—	268,995
Federal Home Loan Bank of Boston and other restricted stock	14,934	—	—	14,934	14,934
Loans - net	722,319	—	—	728,377	728,377
Accrued interest receivable	4,151	—	—	4,151	4,151

Liabilities:
Deposits	873,303	—	—	874,633	874,633
Short-term borrowings	82,625	—	82,626	—	82,626
Long-term debt	212,637	—	216,837	—	216,837
Accrued interest payable	467	—	—	467	467
Derivative liabilities	8,377	—	8,377	—	8,377

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$18,785	$18,785	$—	$—	$18,785
Securities available for sale	215,750	7,715	208,035	—	215,750
Securities held to maturity	278,080	—	277,636	—	277,636
Federal Home Loan Bank of Boston and other restricted stock	14,934	—	—	14,934	14,934
Loans - net	716,738	—	—	721,818	721,818
Accrued interest receivable	4,213	—	—	4,213	4,213
Derivative assets	9	—	9	—	9

Liabilities:
Deposits	834,218	—	—	834,838	834,838
Short-term borrowings	93,997	—	93,997	—	93,997
Long-term debt	232,479	—	236,457	—	236,457
Accrued interest payable	501	—	—	501	501
Derivative liabilities	5,748	—	5,748	—	5,748

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

•	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships. We will maintain our arrangement with a third-party mortgage company which assists in originating and servicing residential real estate loans. By doing this, we reduce the overhead costs associated with these loans.

You should read the following financial results for the three months ended March 31, 2015 in the context of this strategy.

•	Net income was $1.3 million, or $0.08 per diluted share, for the three months ended March 31, 2015, compared to $1.6 million, or $0.09 per diluted share, for the same period in 2014.

•	The provision for loan losses was $300,000 and $100,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in provision expense from the comparable 2014 period was primarily driven by new loan growth.

•	Net interest income was $7.6 and $7.7 million for the three months ended March 31, 2015 and 2014, respectively. The net interest margin, on a tax-equivalent basis, was 2.52% for the three months ended March 31, 2015, compared to 2.63% for the same period in 2014. The decrease in net interest income was primarily due to a 7 basis point decrease in the yield on average interest-earning assets along with a 4 basis point increase in the cost of interest-bearing liabilities, which was offset partially by a $39.9 million increase in the average balance of interest-earning assets.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2014 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014

Total assets were stable at $1.3 billion at March 31, 2015 and December 31, 2014. Securities increased $6.4 million to $515.2 million at March 31, 2015, from $508.8 million at December 31, 2014.

Total loans increased by $5.7 million to $730.4 million at March 31, 2015 from $724.7 million at December 31, 2014. Commercial real estate loans increased $8.7 million to $287.1 million at March 31, 2015 from $278.4 at December 31, 2014. Non-owner occupied commercial real estate loans increased $8.5 million to $177.6 million at March 31, 2015 from $169.1 million at December 31, 2014, while owner occupied commercial real estate loans increased $200,000 to $109.5 million at March 31, 2015, from $109.3 million at December 31, 2014. Commercial and industrial loans decreased $2.8 million to $162.9 million at March 31, 2015 from $165.7 million at December 31, 2014. The decrease in commercial and industrial loans from December 31, 2014 was due to normal loan payments and payoffs.

Residential loans decreased $200,000 to $277.5 million at March 31, 2015 from $277.7 million at December 31, 2014. We purchased $4.9 million in residential loans from a New England-based bank as a means of supplementing our purchased mortgage relationships. While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $3.1 million at March 31, 2014 and $2.6 million at December 31, 2013. The increase in nonaccrual loans for the quarter ended March 31, 2014 was primarily due to a single commercial loan relationship of $497,000. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $124,000 and $43,000 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, there was no real estate in foreclosure. At March 31, 2015 and December 31, 2014, our nonperforming loans to total loans were 1.14% and 1.22%, respectively, while our nonperforming assets to total assets were 0.63% and 0.67%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $39.1 million to $873.3 million at March 31, 2015 from $834.2 million at December 31, 2014. The increase in deposits was due to a $25.8 million increase in time deposit accounts, which were $383.5 million and $357.7 million at March 31, 2015 and December 31, 2014, respectively. Money market accounts increased $8.4 million to $235.7 million at March 31, 2015 from $227.3 million at December 31, 2014. Checking account increased $3.9 million to $178.1 million at March 31, 2015 from $174.2 million at December 31, 2014. Regular savings accounts increased $1.0 million to $76.0 million at March 31, 2015 from $75.0 million at December 31, 2014, respectively.

We have entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. The swap contracts have start dates through the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps is expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio. This is consistent with our objective to reduce total volatility in tangible book value and AOCI.

Borrowings decreased $31.2 million to $295.3 million at March 31, 2015 from $326.5 million at December 31, 2014. Long-term debt decreased $19.9 million to $212.6 million at March 31, 2015 from $232.5 million at December 31, 2014. We prepaid a $10.0 million repurchase agreement with a cost of 2.65% and incurred a prepayment expense of $593,000 for the first quarter 2015. Short-term borrowings decreased $11.4 million to $82.6 million at March 31, 2015 from $94.0 million at December 31, 2014 primarily due to a decrease in short-term FHLBB funding. Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying consolidated financial statements.

Shareholders’ equity was $140.3 million and $142.5 million, which represented 10.6% and 10.8% of total assets at March 31, 2015 and December 31, 2014, respectively. The decrease in shareholders’ equity during the quarter reflects the repurchase of 225,041 shares of our common stock at a cost of $1.7 million pursuant to our stock repurchase program, a decrease in other comprehensive income of $1.6 million due to changes in the market value of interest rate swaps and the payment of regular dividends amounting to $531,000. This was partially offset by net income of $1.3 million for the three months ended March 31, 2015.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

General

Net income was $1.3 million, or $0.08 per diluted share, for the quarter ended March 31, 2015, compared to $1.6 million, or $0.09 per diluted share, for the same period in 2014. Net interest income was $7.6 million and $7.7 million for the three months ended March 31, 2015 and 2014, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2015 and 2014, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2015			2014
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$727,447	$7,260	3.99%	$640,855	$6,595	4.12%
Securities(2)	481,919	2,975	2.47	530,046	3,506	2.65
Other investments - at cost	16,234	68	1.68	17,530	65	1.48
Short-term investments(3)	15,744	6	0.15	13,017	6	0.18
Total interest-earning assets	1,241,344	10,309	3.32	1,201,448	10,172	3.39
Total noninterest-earning assets	78,084			72,994

Total assets	$1,319,428			$1,274,442

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$38,079	21	0.22	$42,892	28	0.26
Savings accounts	75,725	19	0.10	80,462	20	0.10
Money market accounts	233,418	220	0.38	210,884	193	0.37
Time certificates of deposit	368,463	1,081	1.17	340,428	1,050	1.23
Total interest-bearing deposits	715,685	1,341		674,666	1,291
Short-term borrowings and long-term debt	308,379	1,257	1.63	308,642	1,088	1.41
Interest-bearing liabilities	1,024,064	2,598	1.01	983,308	2,379	0.97
Noninterest-bearing deposits	134,902			129,423
Other noninterest-bearing liabilities	18,473			9,077
Total noninterest-bearing liabilities	153,375			138,500

Total liabilities	1,177,439			1,121,808
Total equity	141,990			152,634
Total liabilities and equity	$1,319,429			$1,274,442
Less: Tax-equivalent adjustment(2)		(121)			(138)
Net interest and dividend income		$7,590			$7,655
Net interest rate spread(4)			2.31%			2.42%
Net interest margin(5)			2.52%			2.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.22			122.18

_______________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$891	$(226)	$665
Securities (1)	(318)	(213)	(531)
Other investments - at cost	(5)	8	3
Short-term investments	1	(1)	—
Total interest-earning assets	569	(432)	137

Interest-bearing liabilities
Interest-bearing accounts	(3)	(4)	(7)
Savings accounts	(1)	—	(1)
Money market accounts	21	6	27
Time deposits	86	(55)	31
Short-term borrowing and long-time debt	(1)	170	169
Total interest-bearing liabilities	102	117	219
Change in net interest and dividend income (1)	$467	$(549)	$(82)

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.6 million and $7.7 million for the three months ended March 31, 2015 and 2014, respectively. The net interest margin, on a tax-equivalent basis, was 2.52% for the three months ended March 31, 2015, compared to 2.63% for the same period in 2014.

The decrease in net interest income was primarily driven by a 7 basis point reduction in the yield on interest-earning assets along with a 4 basis point increase in the cost of interest-bearing liabilities, both partially offset by an increase in average interest-earnings assets for the three months ended March 31, 2015. The average yield on interest-earning assets decreased 7 basis points to 3.32% for the three months ended March 31, 2015 from 3.39% for the same period in 2014. While the average yield on interest-earning assets decreased, the asset mix showed a favorable shift from securities into loans, which helped to mitigate the reduction in average yield on interest-earning assets due to the higher average yield on loans. The average balance of securities decreased $48.1 million to $481.9 million from $530.0 million, while the average balance of loans increased $86.6 million to $727.4 million from $640.9 million for the three months ended March 31, 2015 from the same period in 2014. Interest on earning-assets, on a tax-equivalent basis, increased $137,000 to $10.3 million for the three months ended March 31, 2015, from $10.2 million for the same period in 2014. The average balance of interest-earning assets increased $39.9 million to $1.2 billion for March 31, 2015. The change in average asset balances is the result of continued loan growth along with executing on our strategy to gradually shift our asset mix out of securities and into loans.

Interest expense increased $219,000 to $2.6 million for the three months ended March 31, 2015 from $2.4 million for the same period in 2014. The average cost of interest-bearing liabilities increased 4 basis points to 1.01% for the three months ended March 31, 2015 from 0.97% for the same period in 2014. The increase in the cost of interest-bearing liabilities was primarily due to an increase in rates on short-term borrowings and long-term debt and increases in the average balances of money markets and time deposits, partially offset by a decrease in the rates on time deposits. The cost of short-term borrowing and long-term debt increased 22 basis points to 1.63% for the three months ended March 31, 2015 from 1.41% for the three months ended March 31, 2014. This was primarily due to the conversion of LIBOR based rates of interest on certain FHLBB advances to fixed interest rates in conjunction with our interest rate swaps. During the first quarter 2015, we prepaid a $10.0 million repurchase agreement that had a cost of 2.65% in order to eliminate a higher-cost borrowing. While the average balance of time deposit accounts increased $28.0 million to $368.5 for the three months ended March 31, 2015, the interest expense on time deposits was stable at $1.1 million due to a 6 basis point decrease in the cost of time deposits to 1.17% for the three months ended March 31, 2015 from 1.23% for the comparable 2014 period. In addition, the average balance of money market accounts increased $22.5 million to $233.4 for the three months ended March 31, 2015 from $210.9 million for the comparable 2014 period.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended March 31, 2015 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include an increase in commercial real estate loans and loan charge-offs, which were partially offset by a decrease in commercial and industrial loans. After evaluating these factors, we recorded a provision for loan losses of $300,000 and $100,000 for the three months ended March 31, 2015 and 2014, respectively. The allowance was $8.0 million and $7.9 million and 1.10% of total loans at March 31, 2015 and December 31, 2014, respectively.

Commercial real estate loans increased $8.7 million to $287.1 million at March 31, 2015 from $278.4 at December 31, 2014. Non-owner occupied commercial real estate loans increased $8.5 million to $177.6 million at March 31, 2015 from $169.1 million at December 31, 2014, while owner occupied commercial real estate loans increased $200,000 to $109.5 million at March 31, 2015, from $109.3 million at December 31, 2014. Commercial and industrial loans decreased $2.8 million to $162.9 million at March 31, 2015 from $165.7 million at December 31, 2014.

Net charge-offs were $213,000 for the three months ended March 31, 2015. This comprised charge-offs of $225,000 for the three months ended March 31, 2015, offset partially by recoveries of $12,000 for the same period.

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

Noninterest Income

Noninterest income increased $151,000 to $1.2 million for the three months ended March 31, 2015, compared to $1.1 million for the same period in 2014. Net gains on the sale of securities increased $788,000 to $817,000 for the three months ended March 31, 2015, however, we also incurred $593,000 in expense on the prepayment of borrowings during the three months ended March 31, 2015. Service charges and fees decreased $32,000 to $638,000 at March 31, 2015, from $670,000 at March 31, 2014. The 2014 period included the collection of $97,000 in prepayment fees on a commercial loan relationship that paid off early. Fees collected from card-based transactions increased $34,000 for the three months ended March 31, 2015, which reflects an increase in customer debit card and automated teller machine transactions.

Noninterest Expense

Noninterest expense increased $177,000 to $6.7 million for the three months ended March 31, 2015, from $6.5 million for the comparable 2014 period. Occupancy expense increased $79,000 for the three months ended March 31, 2015, primarily due to new locations in Enfield, CT and Springfield, MA. Data processing expense increased $70,000 for the three months ended March 31, 2015 due to normal increases in this area. Salaries and benefits remained consistent at $3.8 million for the three months ended March 31, 2015 and 2014, respectively, primarily due to the effect of noninterest expense cost control initiatives enacted in 2014.

Income Taxes

For the three months ended March 31, 2015, we had a tax provision of $470,000 as compared to $451,000 for the same period in 2014. The effective tax rate was 26.0% for the three months ended March 31, 2015 and 21.5% for the same period in 2014. The change in effective tax rate from March 31, 2014 reflects lower levels of tax-advantaged income such as bank-owned life insurance (“BOLI”) and lower levels of tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at March 31, 2015, was $125.4 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively, against which there were no advances outstanding as of March 31, 2015. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

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

In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The final rules also apply, effective January 1, 2015, consolidated capital requirements to the Company that are not less stringent than those applicable to the Bank.

At March 31, 2015, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2015, the most recent notification from the Office of Comptroller of the Currency, categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 2.0% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of March 31, 2015, and December 31, 2014, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$157,482	17.76%	$70,929	8.00%	N/A	N/A
Bank	149,904	16.93	70,823	8.00	$88,528	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	149,318	16.84	53,197	6.00	N/A	N/A
Bank	141,809	16.02	53,117	6.00	70,823	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	149,318	16.84	39,897	4.50	N/A	N/A
Bank	141,809	16.02	39,838	4.50	57,543	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	149,318	11.33	52,735	4.00	N/A	N/A
Bank	141,809	10.77	52,682	4.00	65,853	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	141,809	10.61	26,734	2.00	N/A	N/A

December 31, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$158,016	18.68%	$67,675	8.00%	N/A	—
Bank	150,392	17.81	67,549	8.00	$84,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,018	17.73	33,838	4.00	N/A	—
Bank	142,383	16.86	33,775	4.00	50,662	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	150,018	11.30	53,103	4.00	N/A	—
Bank	142,383	10.74	53,035	4.00	66,293	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	142,383	10.74	19,888	1.50	N/A	—

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at March 31, 2015:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$648	$937	$766	$3,784	$6,135

Borrowings and Debt
Federal Home Loan Bank	94,879	116,450	40,000	—	251,329
Securities sold under agreements to repurchase	43,933	—	—	—	43,933
Total borrowings and debt	138,812	116,450	40,000	—	295,262

Credit Commitments
Available lines of credit	79,692	—	6	26,806	106,504
Other loan commitments	51,292	15,689	—	141	67,122
Letters of credit	1,998	373	392	270	3,033
Total credit commitments	132,982	16,062	398	27,217	176,659

Total Obligations	$272,442	$133,449	$41,164	$31,001	$478,056

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2014 Annual Report. Please refer to Item 7A of the 2014 Annual Report for additional information.

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

ITEM 1A. RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2014 Annual Report. There are no material changes in the risk factors relevant to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2015	23,780	7.24	23,780	975,680
February 1 - 28, 2015	4,099	7.24	4,099	971,581
March 1 - 31, 2015	197,162	7.47	197,162	774,419
Total	225,041	7.44	225,041	774,419

(1)	On March 13, 2014, the Board of Directors voted to authorize a stock repurchase program under which we may repurchase up to 1,970,000 shares, or 10% of our outstanding common stock.

There were no sales by us of unregistered securities during the three months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2015.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

______________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

