Form 10-Q
period 2015-06-30
WESTFIELD FINANCIAL INC
filed 2015-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, the registrant had 18,495,624 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
CASH AND DUE FROM BANKS	$10,732	$10,294
FEDERAL FUNDS SOLD	473	269
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	2,489	8,222
CASH AND CASH EQUIVALENTS	13,694	18,785

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	245,004	215,750
SECURITIES HELD TO MATURITY (Fair value of $254,924, and $277,636 at June 30, 2015 and December 31, 2014, respectively)	256,303	278,080
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,372	14,934
LOANS - Net of allowance for loan losses of $8,295 and $7,948 at June 30, 2015 and December 31, 2014, respectively	751,087	716,738
PREMISES AND EQUIPMENT, Net	13,680	11,703
ACCRUED INTEREST RECEIVABLE	4,200	4,213
BANK-OWNED LIFE INSURANCE	49,477	48,703
DEFERRED TAX ASSET, Net	10,522	8,819
OTHER ASSETS	2,347	2,371
TOTAL ASSETS	$1,361,686	$1,320,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$147,784	$136,186
Interest-bearing	749,930	698,032
Total deposits	897,714	834,218

SHORT-TERM BORROWINGS	111,251	93,997
LONG-TERM DEBT	195,772	232,479
OTHER LIABILITIES	17,124	16,859
TOTAL LIABILITIES	1,221,861	1,177,553

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 18,495,624 shares issued and outstanding at June 30, 2015; 18,734,791 shares issued and outstanding at December 31, 2014	185	187
Additional paid-in capital	109,928	111,696
Unearned compensation - ESOP	(7,210)	(7,469)
Unearned compensation - Equity Incentive Plan	(380)	(95)
Retained earnings	47,344	45,699
Accumulated other comprehensive loss	(10,042)	(7,475)
Total shareholders’ equity	139,825	142,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,361,686	$1,320,096

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$5,715	$5,419	$11,310	$10,666
Commercial and industrial loans	1,619	1,368	3,218	2,645
Consumer loans	37	34	73	67
Debt securities, taxable	2,832	2,994	5,491	6,154
Debt securities, tax-exempt	175	209	361	419
Equity securities	42	53	83	89
Other investments - at cost	69	63	137	128
Federal funds sold, interest-bearing deposits and other short-term investments	5	3	11	9
Total interest and dividend income	10,494	10,143	20,684	20,177
INTEREST EXPENSE:
Deposits	1,380	1,288	2,721	2,580
Long-term debt	1,092	1,071	2,162	2,081
Short-term borrowings	243	83	431	160
Total interest expense	2,715	2,442	5,314	4,821
Net interest and dividend income	7,779	7,701	15,370	15,356
PROVISION FOR LOAN LOSSES	350	450	650	550
Net interest and dividend income after provision for loan losses	7,429	7,251	14,720	14,806

NONINTEREST INCOME (LOSS):
Service charges and fees	840	632	1,477	1,303
Income from bank-owned life insurance	407	386	774	765
Loss on prepayment of borrowings	(278)	—	(871)	—
Gain on sales of securities, net	276	21	1,093	50
Total noninterest income	1,245	1,039	2,473	2,118
NONINTEREST EXPENSE:
Salaries and employee benefits	3,863	3,665	7,684	7,444
Occupancy	818	751	1,659	1,512
Computer operations	559	610	1,143	1,125
Professional fees	488	483	959	994
FDIC insurance assessment	188	177	381	342
Other	949	845	1,750	1,649
Total noninterest expense	6,865	6,531	13,576	13,066
INCOME BEFORE INCOME TAXES	1,809	1,759	3,617	3,858
INCOME TAX PROVISION	445	417	915	868
NET INCOME	$1,364	$1,342	$2,702	$2,990

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.08	$0.07	$0.15	$0.16
Weighted average shares outstanding	17,519,562	18,308,828	17,601,575	18,559,419
Diluted earnings per share	$0.08	$0.07	$0.15	$0.16
Weighted average diluted shares outstanding	17,519,562	18,308,828	17,601,575	18,559,419

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$1,364	$1,342	$2,702	$2,990

Other comprehensive income (loss):
Unrealized (loss) gains on securities:
Unrealized holding (loss) gains on available for sale securities	(2,934)	1,703	(1,719)	2,980
Reclassification adjustment for gains realized in income(1)	(276)	(21)	(1,093)	(50)
Amortization of net unrealized loss on held-to-maturity securities(2)	(115)	(11)	(191)	1
Net unrealized (losses) gains	(3,325)	1,671	(3,003)	2,931
Tax effect	1,148	(575)	1,036	(1,009)
Net-of-tax amount	(2,177)	1,096	(1,967)	1,922

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	1,492	(2,609)	(1,277)	(4,999)
Reclassification adjustment for loss realized in interest expense(3)	137	48	268	94
Reclassification adjustment for termination fee realized in interest expense(4)	38	—	38	—
Net adjustments relating to derivative instruments	1,667	2,561	(971)	(4,905)
Tax effect	(567)	871	330	1,668
Net-of-tax amount	1,100	(1,690)	(641)	(3,237)

Defined benefit pension plans:
Losses arising during the period:	—	—	(62)	—
Reclassification adjustments(5):
Actuarial loss	93	—	124	—
Transition asset	—	(5)	—	(10)
Net adjustments pertaining to defined benefit plans	93	(5)	62	(10)
Tax effect	(30)	2	(21)	3
Net-of-tax amount	63	(3)	41	(7)

Other comprehensive loss	(1,014)	(597)	(2,567)	(1,322)

Comprehensive income	$350	$745	$135	$1,668

(1) Gain realized in income on available-for-sale securities is recognized as a component of noninterest income. The tax provision applicable to net realized gains was $95,000 and $7,000 for the three months ended June 30, 2015 and 2014, respectively. The tax provision applicable to net realized gains was $376,000 and $17,000 for the six months ended June 30, 2015 and 2014, respectively.

(2) Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax benefits associated with the reclassification adjustments were $40,000 and $4,000 for the three months ended June 30, 2015 and 2014, respectively. Income tax effects associated with the reclassification adjustments were a benefit of $65,000 and an expense of $-0- for the six months ended June 30, 2015 and 2014, respectively.

(3) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustment were $60,000 and $16,000 for the three months ended June 30, 2015 and 2014, respectively. Income tax benefits associated with the reclassification adjustment were $104,000 and $32,000 for the six months ended June 30, 2015 and 2014, respectively.

(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustment were $13,000 for the three and six months ended June 30, 2015, respectively.

(5) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefits expense. Income tax effects associated with the reclassification adjustments were a benefit of $32,000 and an expense of $2,000 for the three months ended June 30, 2015 and 2014, respectively. Income tax effects associated with the reclassification adjustments were a benefit of $21,000 and an expense of $3,000, for the six months ended June 30, 2015 and 2014, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income	—	—	—	—	—	2,990	(1,322)	1,668
Common stock held by ESOP committed to be released (79,345 shares)	—	—	25	267	—	—	—	292
Share-based compensation - equity incentive plan	—	—	—	—	49	—	—	49
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(970,474)	(9)	(7,076)	—	—	—	—	(7,085)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(2,225)	—	(2,225)
BALANCE AT JUNE 30, 2014	19,170,195	$192	$114,810	$(7,736)	$(138)	$44,134	$(4,297)	$146,965

BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income	—	—	—	—	—	2,702	(2,567)	135
Common stock held by ESOP committed to be released (76,888 shares)	—	—	25	259	—	—	—	284
Share-based compensation - equity incentive plan	—	—	—	—	64	—	—	64
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(287,727)	(3)	(2,142)	—	—	—	—	(2,145)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(1,057)	—	(1,057)
BALANCE AT JUNE 30, 2015	18,495,624	$185	$109,928	$(7,210)	$(380)	$47,344	$(10,042)	$139,825

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$2,702	$2,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	550
Depreciation and amortization of premises and equipment	662	575
Net amortization of premiums and discounts on securities and mortgage loans	2,552	2,073
Net amortization of premiums on modified debt	221	313
Share-based compensation expense	64	49
ESOP expense	284	292
Excess tax benefits from equity incentive plan	(1)	(1)
Net gains on sales of securities	(1,093)	(50)
Loss on prepayment of borrowings	871	—
Income from bank-owned life insurance	(774)	(765)
Changes in assets and liabilities:
Accrued interest receivable	13	36
Other assets	(343)	(159)
Other liabilities	(633)	(109)
Net cash provided by operating activities	5,175	5,794
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,619)	—
Proceeds from calls, maturities, and principal collections	22,863	5,610
Securities, available for sale:
Purchases	(132,193)	(21,206)
Proceeds from sales	77,783	60,690
Proceeds from calls, maturities, and principal collections	22,282	13,102
Purchase of residential mortgages	(32,007)	(21,561)
Loan originations and principal payments, net	(3,048)	(26,490)
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(438)	575
Purchases of premises and equipment	(2,662)	(609)
Proceeds from sale of premises and equipment	23	33
Net cash (used in) provided by investing activities	(50,016)	10,144
FINANCING ACTIVITIES:
Net increase in deposits	63,496	1,478
Net change in short-term borrowings	17,254	11,554
Repayment of long-term debt	(37,871)	—
Proceeds from long-term debt	72	70
Return of dividends issued in connection with equity incentive plan	—	121
Cash dividends paid	(1,057)	(2,225)
Common stock repurchased	(2,145)	(7,317)
Excess tax benefits in connection with equity incentive plan	1	1
Net cash provided by financing activities	39,750	3,682

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(5,091)	19,620
Beginning of period	18,785	19,742
End of period	$13,694	$39,362

Supplemental cash flow information:
Securities reclassified to loan portfolio	$—	$606
Interest paid	5,342	4,817
Taxes paid	1,155	41
Net cash due to broker for common stock repurchased	—	67

See the accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2015, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations for the year ending December 31, 2015. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2015 and 2014 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net income applicable to common stock	$1,364	$1,342	$2,702	$2,990

Average number of common shares issued	18,541	19,409	18,632	19,669
Less: Average unallocated ESOP Shares	(1,021)	(1,100)	(1,031)	(1,110)

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	17,520	18,309	17,601	18,559

Basic and diluted earnings per share	$0.08	$0.07	$0.15	$0.16

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$(2,144)	$668
Tax effect	745	(226)
Net-of-tax amount	(1,399)	442

Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(1,978)	(1,787)
Tax effect	682	617
Net-of-tax amount	(1,296)	(1,170)

Fair value of derivatives used for cash flow hedges	(6,710)	(5,739)
Tax effect	2,281	1,951
Net-of-tax amount	(4,429)	(3,788)

Unrecognized deferred loss pertaining to defined benefit plan	(4,422)	(4,484)
Tax effect	1,504	1,525
Net-of-tax amount	(2,918)	(2,959)

Accumulated other comprehensive loss	$(10,042)	$(7,475)

The following table presents changes in accumulated other loss for the periods ended June 30, 2015 and 2014 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive income (loss)	1,922	(3,237)	(7)	(1,322)
Balance at June 30, 2014	$(784)	$(2,079)	$(1,434)	$(4,297)

Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive income (loss)	(1,967)	(641)	41	(2,567)
Balance at June 30, 2015	$(2,695)	$(4,429)	$(2,918)	$(10,042)

4. SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$179,222	$66	$(2,464)	$176,824
U.S. government guaranteed mortgage-backed securities	8,489	—	(100)	8,389
Corporate bonds	30,556	148	(144)	30,560
State and municipal bonds	11,707	295	(1)	12,001
Government-sponsored enterprise obligations	9,498	6	(56)	9,448
Mutual funds	6,367	2	(158)	6,211
Common and preferred stock	1,309	262	—	1,571

Total available for sale securities	247,148	779	(2,923)	245,004

Held to maturity securities:
Government-sponsored mortgage-backed securities	$156,187	$1,450	$(1,576)	$156,061
U.S. government guaranteed mortgage-backed securities	35,054	39	(594)	34,499
Corporate bonds	24,361	151	(158)	24,354
State and municipal bonds	7,252	42	(168)	7,126
Government-sponsored enterprise obligations	33,449	270	(835)	32,884

Total held to maturity securities	256,303	1,952	(3,331)	254,924

Total	$503,451	$2,731	$(6,254)	$499,928

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$139,637	$423	$(847)	$139,213
U.S. government guaranteed mortgage-backed securities	1,591	7	(12)	1,586
Corporate bonds	25,711	532	(20)	26,223
State and municipal bonds	16,472	562	—	17,034
Government-sponsored enterprise obligations	24,066	69	(156)	23,979
Mutual funds	6,296	8	(128)	6,176
Common and preferred stock	1,309	230	—	1,539

Total available for sale securities	215,082	1,831	(1,163)	$215,750

Held to maturity securities:
Government-sponsored mortgage-backed securities	$164,001	$2,384	$(1,453)	164,932
U.S. government guaranteed mortgage-backed securities	38,566	34	(607)	37,993
Corporate bonds	24,751	76	(248)	24,579
State and municipal bonds	7,285	59	(94)	7,250
Government-sponsored enterprise obligations	43,477	257	(852)	42,882

Total held to maturity securities	278,080	2,810	(3,254)	277,636

Total	$493,162	$4,641	$(4,417)	$493,386

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2015, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2015
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$4,994	$5,035	$—	$—
Due after five years through ten years	16,434	16,179	46,073	45,265
Due after ten years	166,283	163,999	145,168	145,295
Total	$187,711	$185,213	$191,241	$190,560

Debt securities:
Due in one year or less	$2,241	$2,259	$378	$377
Due after one year through five years	31,158	31,354	19,659	19,503
Due after five years through ten years	18,176	18,195	40,816	40,429
Due after ten years	186	201	4,209	4,055
Total	$51,761	$52,009	$65,062	$64,364

Gross realized gains and losses on sales of securities available for sale for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Gross gains realized	$276	$338	$1,163	$531
Gross losses realized	—	(317)	(70)	(481)
Net gain realized	$276	$21	$1,093	$50

Proceeds from the sale of securities available for sale amounted to $77.8 million and $60.7 million for the six months ended June 30, 2015 and 2014, respectively.

The tax provision applicable to net realized gains was $95,000 and $376,000 for the three and six months ended June 30, 2015, respectively. The tax provision applicable to net realized gains was $7,000 and $17,000 for the three and six months ended June 30, 2014, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2015
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$2,249	$154,561	$215	$10,309
U.S. government guaranteed mortgage-backed securities	83	7,761	17	628
Corporate bonds	137	21,708	7	1,493
State and municipal bonds	1	456	—	—
Government-sponsored enterprise obligations	36	3,964	20	3,480
Mutual funds	17	3,379	141	1,758

Total available for sale	2,523	191,829	400	17,668

Held to maturity:
Government-sponsored mortgage-backed securities	1,334	61,710	242	10,258
U.S. government guaranteed mortgage-backed securities	511	7,158	83	11,168
Corporate bonds	67	8,484	91	10,838
State and municipal bonds	18	1,520	150	3,895
Government-sponsored enterprise obligations	—	—	835	23,173

Total held to maturity	1,930	78,872	1,401	59,332

Total	$4,453	$270,701	$1,801	$77,000

	December 31, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$47	$20,637	$800	$56,830
U.S. government guaranteed mortgage-backed securities	—	—	12	677
Corporate bonds	17	4,438	3	1,497
Government-sponsored enterprise obligations	52	9,189	104	7,396
Mutual funds	—	—	128	5,103

Total available for sale	116	34,264	1,047	71,503

Held to maturity:
Government-sponsored mortgage-backed securities	200	10,292	1,253	65,526
U.S. government guaranteed mortgage-backed securities	—	—	607	31,951
Corporate bonds	128	5,684	120	13,918
State and municipal bonds	—	—	94	4,853
Government-sponsored enterprise obligations	—	—	852	33,224

Total held to maturity	328	15,976	2,926	149,472

Total	$444	$50,240	$3,973	$220,975

	June 30, 2015
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	58	$219,855	$3,583	1.6%	8	$21,024	$457	2.2%
U.S. government guaranteed mortgage-backed securities	3	15,513	594	3.8	3	11,896	100	0.8
Corporate bonds	13	30,396	204	0.7	4	12,429	98	0.8
State and municipal bonds	4	1,995	19	1.0	8	4,045	150	3.7
Government-sponsored enterprise obligations	2	4,000	36	0.9	6	27,508	855	3.1
Mutual funds	1	3,396	17	0.5	1	1,899	141	7.4
		$275,155	$4,453			$78,801	$1,801

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	June 30,	December 31,
	2015	2014
	(In thousands)
Commercial real estate	$288,059	$278,405
Residential real estate:
Residential	256,135	237,436
Home equity	41,090	40,305
Commercial and industrial	171,028	165,728
Consumer	1,464	1,542
Total Loans	757,776	723,416
Unearned premiums and deferred loan fees and costs, net	1,606	1,270
Allowance for loan losses	(8,295)	(7,948)
	$751,087	$716,738

During the six months ended June 30, 2015 and 2014, we purchased residential real estate loans aggregating $32.0 million and $21.6 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At June 30, 2015 and December 31, 2014, we serviced loans for participants aggregating $19.4 million and $20.5 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2015 and 2014 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2014	$3,689	$1,812	$2,049	$13	$4	$7,567
Provision (credit)	209	36	202	8	(5)	450
Charge-offs	—	—	—	(13)	—	(13)
Recoveries	—	—	7	6	—	13
Balance at June 30, 2014	$3,898	$1,848	$2,258	$14	$(1)	$8,017

Balance at March 31, 2015	$3,839	$1,978	$2,211	$22	$(15)	$8,035
Provision (credit)	11	149	191	14	(15)	350
Charge-offs	—	(15)	(70)	(16)	—	(101)
Recoveries	—	5	2	4	—	11
Balance at June 30, 2015	$3,850	$2,117	$2,334	$24	$(30)	$8,295

Six Months Ended
Balance at December 31, 2013	$3,549	$1,707	$2,192	$13	$(2)	$7,459
Provision	349	155	30	15	1	550
Charge-offs	—	(15)	(74)	(23)	—	(112)
Recoveries	—	1	110	9	—	120
Balance at June 30, 2014	$3,898	$1,848	$2,258	$14	$(1)	$8,017

Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision (credit)	145	73	438	25	(31)	650
Charge-offs	—	(15)	(282)	(29)	—	(326)
Recoveries	—	6	4	13	—	23
Balance at June 30, 2015	$3,850	$2,117	$2,334	$24	$(30)	$8,295

Further information pertaining to the allowance for loan losses by segment at June 30, 2015 and December 31, 2014 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2015

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,850	2,117	2,334	24	(30)	8,295
Total allowance for loan losses	$3,850	$2,117	$2,334	$24	$(30)	$8,295

Loans individually evaluated and deemed impaired	$3,074	$284	$4,029	$—	$—	$7,387
Loans collectively or individually evaluated and not deemed impaired	284,985	296,941	166,999	1,464	—	750,389
Total loans	$288,059	$297,225	$171,028	$1,464	$—	$757,776

December 31, 2014

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,705	2,053	2,174	15	1	7,948
Total allowance for loan losses	3,705	2,053	2,174	15	1	7,948

Loans individually evaluated and deemed impaired	3,104	291	4,436	—	—	7,831
Loans collectively or individually evaluated and not deemed impaired	275,301	277,450	161,292	1,542	—	715,585
Total loans	$278,405	$277,741	$165,728	$1,542	$—	$723,416

The following is a summary of past due and non-accrual loans by class at June 30, 2015 and December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
June 30, 2015
Commercial real estate	$241	$541	$515	$1,297	$—	$2,795
Residential real estate:
Residential	448	88	754	1,290	—	1,397
Home equity	209	—	1	210	—	1
Commercial and industrial	104	98	568	770	—	3,808
Consumer	15	—	—	15	—	12
Total	$1,017	$727	$1,838	$3,582	$—	$8,013

December 31, 2014
Commercial real estate	$3,003	$—	$529	$3,532	$—	$3,257
Residential real estate:
Residential	314	61	1,158	1,533	—	1,323
Home equity	252	—	1	253	—	1
Commercial and industrial	169	—	394	563	—	4,233
Consumer	22	—	3	25	—	16
Total	$3,760	$61	$2,085	$5,906	$—	$8,830

The following is a summary of impaired loans by class at June 30, 2015 and December 31, 2014:

				Three Months Ended		Six Months Ended
	At June 30, 2015			June 30, 2015		June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,074	$3,659	$—	$3,067	$—	$3,075	—
Residential real estate	284	406	—	285	—	287	—
Commercial and industrial	4,029	5,133	—	4,020	—	4,121	—
Total	7,387	9,198	—	7,372	—	7,483	—

Total impaired loans	$7,387	$9,198	$—	$7,372	$—	$7,483	$—

				Three Months Ended		Six Months Ended
	At December 31, 2014			June 30, 2014		June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,104	$3,662	$—	$1,417	$—	$1,429	$—
Residential real estate	291	407	—	211	—	217	—
Commercial and industrial	4,436	5,181	—	758	—	667	—
Total	7,831	9,250	—	2,386	—	2,313	—
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	13,386	143	13,428	286
Commercial and industrial	—	—	—	958	10	961	20
Total	—	—	—	14,344	153	14,389	306

Total impaired loans	$7,831	$9,250	$—	$16,730	$153	$16,702	$306

All interest income recognized for impaired loans during the three and six months ended June 30, 2014 related to performing TDR loans and was recognized on the accrual basis.

We may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection. All TDRs are classified as impaired.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three and six months ended June 30, 2015 and 2014.

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within 12 months of restructuring during the three and six months ended June 30, 2015 and 2014.

There were $0 and $70,000 in charge-offs on TDRs during the three and six months ended June 30, 2015. There were no charge-offs on TDRs during the three and six months ended June 30, 2014.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $4.2 million and $16.8 million at June 30, 2015 and December 31, 2014, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at June 30, 2015 and December 31, 2014:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
June 30, 2015
Loans rated 1 – 3	$245,194	$254,738	$41,089	$140,988	$1,452	$683,461
Loans rated 4	35,082	—	—	8,361	—	43,443
Loans rated 5	541	—	—	12,961	—	13,502
Loans rated 6	7,242	1,397	1	8,663	12	17,315
Loans rated 7	—	—	—	55	—	55
	$288,059	$256,135	$41,090	$171,028	$1,464	$757,776

December 31, 2014
Loans rated 1 – 3	$234,010	$236,113	$40,282	$139,109	$1,526	$651,040
Loans rated 4	33,305	—	—	16,841	—	50,146
Loans rated 5	7,833	—	22	5,545	—	13,400
Loans rated 6	3,257	1,323	1	4,233	16	8,830
Loans rated 7	—	—	—	—	—	—
	$278,405	$237,436	$40,305	$165,728	$1,542	$723,416

6. SHARE-BASED COMPENSATION

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued and outstanding as of June 30, 2015.

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

Restricted shares awarded vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. At June 30, 2015, 48,560 shares had been granted under this plan.

Our stock award and stock option plans activity for the six months ended June 30, 2015 and 2014 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	13,000	$8.07
Shares granted	48,560	7.18
Outstanding at June 30, 2015	61,560	$7.37

Outstanding at December 31, 2013	25,720	$7.93
No activity	—	—
Outstanding at June 30, 2014	25,720	$7.93

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $75.0 and $62.8 million at June 30, 2015 and December 31, 2014, respectively. There were no advances outstanding on the line of credit as of June 30, 2015. At December 31, 2014, there was a $1.8 million advance outstanding under this line. Customer repurchase agreements were $31.3 million at June 30, 2015 and $31.2 million at December 31, 2014. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at December 31, 2014. At June 30, 2015, there was a $5.0 million advance outstanding at PNC Bank with a rate of 0.45%. There were no advances outstanding under the BBN line of credit at June 30, 2015. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more and customer repurchase agreements linked to deposit accounts with no stated maturity. At June 30, 2015, we had $189.9 million in long-term debt with the FHLBB. This compares to $216.7 million in long-term debt with FHLBB advances and $10.0 million in securities sold under repurchase agreements with an approved broker-dealer at December 31, 2014. Long-term customer repurchase agreements were $5.8 million at both June 30, 2015 and December 31, 2014.

Customer repurchase agreements are collateralized by government-sponsored enterprise obligations with fair value of $11.7 million and $21.6 million, and mortgage backed securities with a fair value of $58.5 million and $44.4 million, at June 30, 2015 and December 31, 2014, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

During the first quarter of 2015, we prepaid a repurchase agreement in the amount of $10.0 million and incurred a prepayment expense of $593,000. The repurchase agreement had a cost of 2.65%. During the second quarter of 2015, we prepaid FHLBB borrowings in the amount of $10.0 million and incurred a prepayment expense of $278,000. The FHLBB borrowings had a weighted average cost of 2.77%. The prepayment of these borrowings should result in a decrease to the cost of funds and an increase to the net interest margin. There were no such prepayments on any FHLBB borrowings for the six months ended December 31, 2014.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

8. PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$305	$250	$614	$500
Interest cost	225	208	451	417
Expected return on assets	(283)	(240)	(567)	(480)
Transition obligation	—	(5)	—	(10)
Actuarial loss	31	—	62	—
Net periodic pension cost	$278	$213	$560	$427

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2015. No contributions have been made to the plan for the six months ended June 30, 2015. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as our 401(k) plan third-party administrator.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of June 30, 2015 and December 31, 2014.

June 30, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	N/A	$—	Other Liabilities	$5,094
Total derivatives designated as hedging instruments		$—		$5,094

December 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$9	Other Liabilities	$5,748
Total derivatives designated as hedging instruments		$9		$5,748

At June 30, 2015, we held no derivatives that were not designated as hedging instruments.

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

The following table presents information about our cash flow hedges at June 30, 2015 and December 31, 2014:

June 30, 2015	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	2.8	0.29%	1.52%	$(435)
Forward starting interest rate swaps on FHLBB borrowings	80,000	6.7	—	3.34%	(4,659)
Total cash flow hedges	$120,000	5.4			$(5,094)

December 31, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	3.3	0.23%	1.52%	$(268)
Forward starting interest rate swaps on FHLBB borrowings	115,000	6.7	—	3.11%	(5,471)
Total cash flow hedges	$155,000	5.8			$(5,739)

The forward-starting interest rate swaps will become effective in 2015 and 2016 with notional amounts of $12.5 million and $67.5 million, respectively.

During the second quarter of 2015, we terminated a forward-starting interest rate swap with a notional amount of $35.0 million and incurred a termination fee of $1.6 million. The fee will be amortized monthly over a five-year period as a component of interest expense and other comprehensive income over the term of the previously hedged borrowing.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the three and six months ended June 30, 2015 and 2014.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $175,000 and $48,000 during the three months ended June 30, 2015 and 2014, respectively. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $306,000 and $94,000 during the six months ended June 30, 2015 and 2014.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest rate swaps	$1,492	$(2,609)	$(1,277)	$(4,999)

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

As of June 30, 2015, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $5.1 million. As of June 30, 2015, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements. If we had breached any of these provisions at June 30, 2015, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available for sale:
Government-sponsored residential mortgage-backed securities	$—	$176,824	$—	$176,824
U.S. Government guaranteed residential mortgage-backed securities	—	8,389	—	8,389
Corporate bonds	—	30,560	—	30,560
State and municipal bonds	—	12,001	—	12,001
Government-sponsored enterprise obligations	—	9,448	—	9,448
Mutual funds	6,211	—	—	6,211
Common and preferred stock	1,571	—	—	1,571
Total assets	$7,782	$237,222	$—	$245,004

Liabilities:
Interest rate swaps	$—	$5,094	$—	$5,094

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$139,213	$—	$139,213
U.S. Government guaranteed residential mortgage-backed securities	—	1,586	—	1,586
Corporate bonds	—	26,223	—	26,223
State and municipal bonds	—	17,034	—	17,034
Government-sponsored enterprise obligations	—	23,979	—	23,979
Mutual funds	6,176	—	—	6,176
Common and preferred stock	1,539	—	—	1,539
Total securities available for sale	7,715	208,035	—	215,750
Interest rate swaps	—	9	—	9
Total assets	$7,715	$208,044	$—	$215,759

Liabilities:
Interest rate swaps	$—	$5,748	$—	$5,748

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2015 and 2014. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2015 and 2014.

	At			Three Months Ended	Six Months Ended
	June 30, 2015			June 30, 2015	June 30, 2015
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$—	$—	$158	$70	$282

	At			Three Months Ended	Six Months Ended
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)			(In thousands)	(In thousands)
Impaired loans	$—	$—	$91	$—	$15

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

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2015 and 2014. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	June 30, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$13,694	$13,694	$—	$—	$13,694
Securities available for sale	245,004	7,782	237,222	—	245,004
Securities held to maturity	256,303	—	254,924	—	254,924
Federal Home Loan Bank of Boston and other restricted stock	15,372	—	—	15,372	15,372
Loans - net	751,087	—	—	756,140	756,140
Accrued interest receivable	4,200	—	—	4,200	4,200

Liabilities:
Deposits	897,714	—	—	898,757	898,757
Short-term borrowings	111,251	—	109,497	—	109,497
Long-term debt	195,772	—	199,040	—	199,040
Accrued interest payable	472	—	—	472	472
Derivative liabilities	5,094	—	5,094	—	5,094

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$18,785	$18,785	$—	$—	$18,785
Securities available for sale	215,750	7,715	208,035	—	215,750
Securities held to maturity	278,080	—	277,636	—	277,636
Federal Home Loan Bank of Boston and other restricted stock	14,934	—	—	14,934	14,934
Loans - net	716,738	—	—	721,818	721,818
Accrued interest receivable	4,213	—	—	4,213	4,213
Derivative assets	9	—	9	—	9

Liabilities:
Deposits	834,218	—	—	834,838	834,838
Short-term borrowings	93,997	—	93,997	—	93,997
Long-term debt	232,479	—	236,457	—	236,457
Accrued interest payable	501	—	—	501	501
Derivative liabilities	5,748	—	5,748	—	5,748

11. RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements issued but not yet effective that will have a material impact on our consolidated financial statements.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

•	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships. This may include purchasing loans from a New England-based bank as a means of supplementing loans originated by us within our market area.

You should read the following financial results for the three and six months ended June 30, 2015 in the context of this strategy.

•	Net income was $1.4 million, or $0.08 per diluted share, for the three months ended June 30, 2015, compared to $1.3 million, or $0.07 per diluted share, for the same period in 2014. For the six months ended June 30, 2015, net income was $2.7 million, or $0.15 per diluted share, as compared to net income of $3.0 million, or $0.16 per diluted share, for the same period in 2014.

•	The provision for loan losses was $350,000 and $450,000 for the three months ended June 30, 2015 and 2014, respectively, and $650,000 and $550,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in provision expense from the comparable 2014 period was primarily driven by new loan growth.

•	Net interest income was $7.8 million and $7.7 million for the three months ended June 30, 2015 and 2014, respectively. The net interest margin, on a tax-equivalent basis, was 2.50% for the three months ended June 30, 2015, compared to 2.61% for the same period in 2014. Net interest income was $15.4 million for the six months ended June 30, 2015 and 2014. The net interest margin, on a tax-equivalent basis, was 2.51% and 2.62% for the six months ended June 30, 2015 and 2014, respectively. The increase in net interest income for the three months ended June 30, 2015 and stable net interest income for the six months ended June 30, 2015 was due to an increase in total average interest-earning assets, partially offset by a decrease in yield on average interest-earnings assets and an increase in the average volume of and cost of interest-bearing liabilities.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2015. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2014 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

Total assets were $1.4 billion at June 30, 2015 and $1.3 billion at December 31, 2014. Securities increased $7.9 million to $516.7 million at June 30, 2015 from $508.8 million at December 31, 2014.

Total loans increased by $34.7 million to $759.4 million at June 30, 2015 from $724.7 million at December 31, 2014. Residential loans increased $19.5 million to $297.2 million at June 30, 2015 from $277.7 million at December 31, 2014. We purchased $30.3 million in residential loans from a New England-based bank and $1.7 million from a third-party mortgage company as a means of supplementing our purchased mortgage relationships. While management uses residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial real estate loans increased $9.7 million to $288.1 million at June 30, 2015 from $278.4 at December 31, 2014. Non-owner occupied commercial real estate loans increased $9.3 million to $178.4 million at June 30, 2015 from $169.1 million at December 31, 2014, while owner occupied commercial real estate loans increased $353,000 to $109.6 million at June 30, 2015 from $109.3 million at December 31, 2014. Commercial and industrial loans increased $5.3 million to $171.0 million at June 30, 2015 from $165.7 million at December 31, 2014.

Nonperforming loans were $8.0 million at June 30, 2015 and $8.8 million at December 31, 2014. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $232,000 and $84,000 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, there was no real estate in foreclosure. At June 30, 2015 and December 31, 2014, our nonperforming loans to total loans were 1.06% and 1.22%, respectively, while our nonperforming assets to total assets were 0.59% and 0.67%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $63.5 million to $897.7 million at June 30, 2015 from $834.2 million at December 31, 2014. The increase in deposits was due to a $43.3 million increase in time deposit accounts, which were $401.0 million and $357.7 million at June 30, 2015 and December 31, 2014, respectively. Money market accounts increased $11.2 million to $238.5 million at June 30, 2015 from $227.3 million at December 31, 2014. Checking account increased $8.7 million to $182.9 million at June 30, 2015 from $174.2 million at December 31, 2014. Regular savings accounts increased $324,000 to $75.3 million at June 30, 2015 from $75.0 million at December 31, 2014, respectively.

In 2013, we entered into several forward-starting interest rate swap contracts with a combined notional value of $155.0 million. The swap contracts have start dates through the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps is expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio. This is consistent with our objective to reduce total volatility in tangible book value and AOCI. During the second quarter of 2015, we terminated a forward-starting interest rate swap with a notional amount of $35.0 million and incurred a termination fee of $1.6 million, which will be amortized monthly over a five-year period as a component of interest expense and other comprehensive income over the term of the previously hedged borrowing.

Borrowings decreased $19.5 million to $307.0 million at June 30, 2015 from $326.5 million at December 31, 2014. Long-term debt decreased $36.8 million to $195.7 million at June 30, 2015 from $232.5 million at December 31, 2014. We prepaid a $10.0 million repurchase agreement with a cost of 2.65% and incurred a prepayment expense of $593,000 for the first quarter 2015. During the second quarter of 2015, we prepaid FHLBB borrowings in the amount of $10.0 million and incurred a prepayment expense of $278,000. The FHLBB borrowings had a weighted average cost of 2.77%. Short-term borrowings increased $17.3 million to $111.3 million at June 30, 2015 from $94.0 million at December 31, 2014 primarily due to an increase in short-term FHLBB funding. Our short-term borrowings and long-term debt are discussed in Note 7 of the accompanying unaudited consolidated financial statements.

Shareholders’ equity was $139.8 million and $142.5 million, which represented 10.3% and 10.8% of total assets at June 30, 2015 and December 31, 2014, respectively. The decrease in shareholders’ equity during the six months ended June 30, 2015 reflects the repurchase of 287,727 shares of our common stock at a cost of $2.1 million pursuant to our stock repurchase program, the payment of regular dividends amounting to $1.1 million and a decrease in accumulated other comprehensive loss of $2.6 million primarily due to changes in the market value of our securities. This was partially offset by net income of $2.7 million for the six months ended June 30, 2015.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

General

Net income was $1.4 million, or $0.08 per diluted share, for the quarter ended June 30, 2015, compared to $1.3 million, or $0.07 per diluted share, for the same period in 2014. Net interest income was $7.8 million and $7.7 million for the three months ended June 30, 2015 and 2014, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2015 and 2014, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2015			2014
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$742,475	$7,401	3.99%	$665,024	$6,857	4.12%
Securities(2)	498,093	3,135	2.52	501,132	3,357	2.68
Other investments - at cost	16,460	69	1.68	16,546	63	1.52
Short-term investments(3)	11,231	5	0.18	19,912	3	0.06
Total interest-earning assets	1,268,259	10,610	3.35	1,202,614	10,280	3.42
Total noninterest-earning assets	80,303			72,051

Total assets	$1,348,562			$1,274,665

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$35,954	20	0.22	$41,797	26	0.25
Savings accounts	75,669	20	0.11	81,144	21	0.10
Money market accounts	236,322	208	0.35	213,227	208	0.39
Time certificates of deposit	390,616	1,132	1.16	341,041	1,033	1.21
Total interest-bearing deposits	738,561	1,380		677,209	1,288
Short-term borrowings and long-term debt	307,892	1,335	1.73	308,757	1,154	1.50
Interest-bearing liabilities	1,046,453	2,715	1.04	985,966	2,442	0.99
Noninterest-bearing deposits	143,323			130,033
Other noninterest-bearing liabilities	18,302			10,679
Total noninterest-bearing liabilities	161,625			140,712

Total liabilities	1,208,078			1,126,678
Total equity	140,484			147,987
Total liabilities and equity	$1,348,562			$1,274,665
Less: Tax-equivalent adjustment(2)		(116)			(137)
Net interest and dividend income		$7,779			$7,701
Net interest rate spread(4)			2.31%			2.43%
Net interest margin(5)			2.50%			2.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.20			121.97

________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$799	$(255)	$544
Securities (1)	(20)	(202)	(222)
Other investments - at cost	—	6	6
Short-term investments	(1)	3	2
Total interest-earning assets	778	(448)	330

Interest-bearing liabilities
Interest-bearing accounts	(4)	(2)	(6)
Savings accounts	(1)	—	(1)
Money market accounts	23	(23)	—
Time deposits	150	(51)	99
Short-term borrowing and long-term debt	(3)	184	181
Total interest-bearing liabilities	165	108	273
Change in net interest and dividend income	$613	$(556)	$57

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $7.8 million and $7.7 million for the three months ended June 30, 2015 and 2014, respectively. The net interest margin, on a tax-equivalent basis, was 2.50% for the three months ended June 30, 2015, compared to 2.61% for the same period in 2014.

The increase in net interest income was primarily driven by an increase in the volume of our average interest-earnings assets, which was partially offset by a decrease in the yield on average interest-earning assets along with an increase in the average volume of and cost of interest-bearing liabilities. The average balance of interest-earning assets increased $65.6 million to $1.3 billion for the three months ended June 30, 2015, compared to $1.2 billion for the same period in 2014. This was primarily driven by a $77.5 million increase in the average balance of loans to $742.5 million for the three months ended June 30, 2015, from $665.0 million in the comparable 2014 period. The average yield on interest-earning assets decreased 7 basis points to 3.35% for the three months ended June 30, 2015 from 3.42% for the same period in 2014. The decrease in the yield on interest-earning assets was primarily driven by a 13 basis point decrease in the average yield on loans, which was 3.99% for the three months ended June 30, 2015, compared to 4.12% for the comparable 2014 period. The primary reason for the decrease in the average yield on loans was due to growth primarily centered in residential real estate, which tends to carry a lower average yield than both commercial real estate and commercial and industrial loans, along with increases in shorter-term commercial and industrial loans. Interest on earning-assets increased $351,000 to $10.5 million for the three months ended June 30, 2015 from $10.1 million for the same period in 2014.

Interest expense increased $273,000 to $2.7 million for the three months ended June 30, 2015 from $2.4 million for the same period in 2014. The average cost of interest-bearing liabilities increased 5 basis points to 1.04% for the three months ended June 30, 2015 from 0.99% for the same period in 2014. The increase in the cost of interest-bearing liabilities was primarily due to an increase in rates on short-term borrowings and long-term debt along with an increase in the average volume of time deposits. The cost of short-term borrowings and long-term debt increased 23 basis points to 1.73% for the three months ended June 30, 2015 from 1.50% for the three months ended June 30, 2014, primarily due to the conversion of LIBOR based rates of interest on certain FHLBB advances to fixed interest rates in conjunction with our interest rate swaps. This increase was partially mitigated by the prepayment of $10.0 million in FHLBB borrowings with a weighted average rate of 2.77% during the three months ended June 30, 2015. In addition, the average balance of time deposits increased $49.6 million to $390.6 million at June 30, 2015 from $341.0 million for the comparable 2014 period. Interest expense on time deposits increased $99,000 to $1.1 million for the three months ended June 30, 2015 from $1.0 million for the comparable 2014 period.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2015 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the three months ended June 30, 2015, described in detail below, include an increase in residential real estate loans, commercial and industrial loans and commercial real estate loans. After evaluating these factors, we recorded a provision of $350,000 for loan losses for the three months ended June 30, 2015, compared to $450,000 for the same period in 2014. The allowance was $8.3 million and $8.0 million and 1.09% and 1.10% of total loans at June 30, 2015 and March 31, 2015, respectively.

Residential loans increased $19.7 million to $297.2 million at June 30, 2015 from $277.5 million at March 31, 2015. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans. Commercial and industrial loans increased $8.1 million to $171.0 million at June 30, 2015 from $162.9 million at March 31, 2015. Commercial real estate loans increased $976,000 to $288.1 million at June 30, 2015 from $287.1 million at March 31, 2015. Non-owner occupied commercial real estate loans increased $870,000 to $178.4 million at June 30, 2015 from $177.6 million at March 31, 2015, while owner occupied commercial real estate loans increased $105,000 to $109.6 million at June 30, 2015 and $109.5 million at March 31, 2015.

Net charge-offs were $90,000 for the three months ended June 30, 2015. This comprised charge-offs of $101,000 for the three months ended June 30, 2015, offset by recoveries of $11,000.

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

Noninterest Income

Noninterest income increased $206,000 to $1.2 million for the three months ended June 30, 2015, compared to $1.0 million for the same period in 2014. Service charges and fees increased $208,000 to $840,000 at June 30, 2015 from $632,000 at June 30, 2014. Fees collected from card-based transactions increased $40,000 for the three months ended June 30, 2015, which reflects an increase in customer debit card and automated teller machine transactions. In addition, fee income for the three months ended June 30, 2015 includes a one-time receipt pertaining to a vendor contract negotiation, which resulted in a net increase of $130,000. The three months ended June 30, 2015 included a loss on prepayment of borrowings of $278,000, partially offset by securities gains of $276,000.

Noninterest Expense

Noninterest expense increased $334,000 to $6.9 million for the three months ended June 30, 2015 from $6.5 million for the same period in 2014. Salaries and benefits increased $198,000 to $3.9 million for the three months ended June 30, 2015 from $3.7 million for the same period in 2014, primarily due to an increase in employee benefits costs. Other noninterest expense increased $104,000 to $949,000 for the three months ended June 30, 2015, primarily due to a $69,000 increase in advertising, marketing and sponsorships expenses for the period.

Income Taxes

For the three months ended June 30, 2015, we had a tax provision of $445,000 as compared to $417,000 for the same period in 2014. The effective tax rate was 24.6% for the three months ended June 30, 2015 and 23.7% for the same period in 2014. The change in effective tax rate reflects lower forecasted levels of tax-advantaged income such as BOLI and lower levels of tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

General

Net income was $2.7 million, or $0.15 per diluted share, for the six months ended June 30, 2015, compared to $3.0 million, or $0.16 per diluted share, for the same period in 2014. Net interest income was $15.4 million for each of the six months ended June 30, 2015 and 2014.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2015 and 2014, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2015			2014
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$735,003	$14,662	3.99%	$653,007	$13,452	4.12%
Securities(2)	490,051	6,109	2.49	515,509	6,861	2.66
Other investments - at cost	16,347	138	1.69	17,035	128	1.50
Short-term investments(3)	13,475	11	0.16	16,483	9	0.11
Total interest-earning assets	1,254,876	20,920	3.33	1,202,034	20,450	3.40
Total noninterest-earning assets	79,197			72,520

Total assets	$1,334,073			$1,274,554

LIABILITIES AND EQUITY:
Interest-bearing liabilities
NOW accounts	$37,011	41	0.22	$42,342	55	0.26
Savings accounts	75,697	39	0.10	80,805	41	0.10
Money market accounts	234,878	429	0.37	212,062	401	0.38
Time certificates of deposit	379,600	2,212	1.17	340,736	2,083	1.22
Total interest-bearing deposits	727,186	2,721		675,945	2,580
Short-term borrowings and long-term debt	308,134	2,593	1.68	308,700	2,241	1.45
Interest-bearing liabilities	1,035,320	5,314	1.03	984,645	4,821	0.98
Noninterest-bearing deposits	139,136			129,730
Other noninterest-bearing liabilities	18,384			9,883
Total noninterest-bearing liabilities	157,520			139,613

Total liabilities	1,192,840			1,124,258
Total equity	141,233			150,296
Total liabilities and equity	$1,334,073			$1,274,554
Less: Tax-equivalent adjustment(2)		(236)			(273)
Net interest and dividend income		$15,370			$15,356
Net interest rate spread(4)			2.30%			2.42%
Net interest margin(5)			2.51%			2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.21			122.08

________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,689	$(479)	$1,210
Securities (1)	(339)	(413)	(752)
Other investments - at cost	(5)	15	10
Short-term investments	(2)	4	2
Total interest-earning assets	1,343	(873)	470

Interest-bearing liabilities
NOW accounts	(7)	(7)	(14)
Savings accounts	(3)	1	(2)
Money market accounts	43	(15)	28
Time deposits	238	(109)	129
Short-term borrowing and long-term debt	(4)	356	352
Total interest-bearing liabilities	267	226	493
Change in net interest and dividend income	$1,076	$(1,099)	$(23)

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $15.4 million for each of the six months ended June 30, 2015 and 2014. The net interest margin, on a tax-equivalent basis, was 2.51% and 2.62% for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, the primary reason for the stable net interest income was an increase in the volume of our average interest-earnings assets, which was partially offset by a decrease in the yield on average interest-earning assets along with an increase in the average volume of and cost of interest-bearing liabilities. Average interest-earning assets increased $52.8 million to $1.3 billion for the six months ended June 30, 2015. The average balance of loans increased $82.0 million to $735.0 million for the six months ended June 30, 2015 compared to $653.0 million for the comparable 2014 period. Interest on earning-assets increased $507,000 to $20.7 million for the six months ended June 30, 2015 from $20.2 million for the same period in 2014. The average yield on interest-earning assets decreased 7 basis point to 3.33% for the six months ended June 30, 2015 from 3.40% for the same period in 2014. The decrease in the yield on interest-earning assets was primarily driven by a 13 basis point decrease in the average yield on loans, which was 3.99% for the six months ended June 30, 2015, compared to 4.12% for the comparable 2014 period. The primary reason for the decrease in the average yield on loans was due to growth primarily centered in residential real estate, which tends to carry a lower average yield than both commercial real estate and commercial and industrial loans, along with increases in shorter-term commercial and industrial loans.

Interest expense increased $493,000 to $5.3 million for the six months ended June 30, 2015 from $4.8 million for the same period in 2014. The average cost of interest-bearing liabilities increased 5 basis points to 1.03% for the six months ended June 30, 2015 from 0.98% for the same period in 2014. The increase in the cost of interest-bearing liabilities was primarily due to an increase in rates on short-term borrowings and long-term debt along with an increase in the average volume of time deposits. The cost of short-term borrowings and long-term debt increased 23 basis points to 1.68% for the six months ended June 30, 2015 from 1.45% for the six months ended June 30, 2014, primarily due to the conversion of LIBOR based rates of interest on certain FHLBB advances to fixed interest rates in conjunction with our interest rate swaps. Interest expense on short-term borrowings and long-term debt increased $352,000 to $2.6 million for the six months ended June 30, 2015 from $2.2 million for the comparable 2014 period. This increase was partially mitigated by the prepayment of $10.0 million in repurchase agreements with a rate of 2.65% during the first quarter 2015 and $10.0 million in FHLBB borrowings with a weighted average rate of 2.77% during the second quarter 2015. In addition, the average balance of time deposits increased $38.9 million to $379.6 million at June 30, 2015 from $340.7 million for the comparable 2014 period. Interest expense on time deposits increased $129,000 to $2.2 million for the six months ended June 30, 2015 from $2.1 million for the comparable 2014 period.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2015 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2015, described in detail below, include increases in residential real estate loans, commercial real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision of $650,000 for loan losses for the six months ended June 30, 2015, compared to $550,000 for the same period in 2014. The allowance was $8.3 million at June 30, 2015 and $7.9 million at December 31, 2014. The allowance for loan losses was 1.09% and 1.10% of total loans at June 30, 2015 and December 31, 2014, respectively.

Residential real estate loans increased $19.5 million to $297.2 million at June 30, 2015 compared to $277.7 million at December 31, 2014. Commercial real estate loans increased $9.7 million to $288.1 million at June 30, 2015 from $278.4 million at December 31, 2014. Commercial and industrial loans increased $5.3 million to $171.0 million at June 30, 2015 from $165.7 million at December 31, 2014. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

Net charge-offs were $303,000 for the six months ended June 30, 2015. This comprised charge-offs of $326,000 for the six months ended June 30, 2015, partially offset by recoveries of $23,000.

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

Noninterest Income

Noninterest income increased $355,000 to $2.5 million for the six months ended June 30, 2015, compared to $2.1 million for the same period in 2014. Service charges and fees increased $174,000 to $1.5 million at June 30, 2015 from $1.3 million at June 30, 2014. Fees collected from card-based transactions increased $74,000 for the six months ended June 30, 2015, which reflects an increase in customer debit card and automated teller machine transactions. Net gains on the sale of securities increased $1.0 million to $1.1 million for the six months ended June 30, 2015, however, we also incurred $871,000 in expense on the prepayment of borrowings during the six months ended June 30, 2015.

Noninterest Expense

Noninterest expense increased $510,000 to $13.6 million for the six months ended June 30, 2015 from $13.1 million for the same period in 2014. Salaries and benefits increased $240,000 to $7.7 million for the six months ended June 30, 2015 from $7.4 million for the same period in 2014. Occupancy expense increased $147,000 to $1.7 million for the six months ended June 30, 2015 from $1.5 million for the same period in 2014. Both increases were the result of the opening of a new branch in November 2014 along with normal increases in this area.

Income Taxes

For the six months ended June 30, 2015, we had a tax provision of $915,000 as compared to $868,000 for the same period in 2014. The effective tax rate was 25.3% for the six months ended June 30, 2015 and 22.5% for the same period in 2014. The change in effective tax rate reflects lower forecasted levels of tax-advantaged income such as BOLI and lower levels of tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at June 30, 2015, was $67.7 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. As of June 30, 2015, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $45.0 million, respectively.

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

At June 30, 2015, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2015, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There is also a requirement to maintain a ratio of 1.5% tangible capital to tangible assets. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of June 30, 2015, and December 31, 2014, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$158,269	17.14%	$73,851	8.00%	N/A	N/A
Bank	150,524	16.33	73,741	8.00	$92,176	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	149,867	16.23	55,388	6.00	N/A	N/A
Bank	142,169	15.42	55,306	6.00	73,741	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	149,867	16.23	41,541	4.50	N/A	N/A
Bank	142,169	15.42	41,479	4.50	59,914	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	149,867	11.12	53,925	4.00	N/A	N/A
Bank	142,169	10.56	53,869	4.00	67,337	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	142,169	10.38	27,404	2.00	N/A	N/A

December 31, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$158,016	18.68%	$67,675	8.00%	N/A	—
Bank	150,392	17.81	67,549	8.00	$84,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,018	17.73	33,838	4.00	N/A	—
Bank	142,383	16.86	33,775	4.00	50,662	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	150,018	11.30	53,103	4.00	N/A	—
Bank	142,383	10.74	53,035	4.00	66,293	5.00
Tangible Equity (to Tangible Assets):
Consolidated	N/A	—	N/A	—	N/A	—
Bank	142,383	10.74	19,888	1.50	N/A	—

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at June 30, 2015:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$614	$904	$739	$3,712	$5,969

Borrowings and Debt
Federal Home Loan Bank	131,470	93,458	40,000	—	264,928
PNC Bank	5,000	—	—	—	5,000
Securities sold under agreements to repurchase	37,095	—	—	—	37,095
Total borrowings and debt	173,565	93,458	40,000	0	307,023

Credit Commitments
Available lines of credit	80,478	—	6	26,846	107,330
Other loan commitments	76,924	14,820	—	34	91,778
Letters of credit	2,351	240	392	256	3,239
Total credit commitments	159,753	15,060	398	27,136	202,347

Other Obligations
Vendor Contracts	999	1,696	186	—	2,881

Total Obligations	$334,931	$111,118	$41,323	$30,848	$518,220

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2015	—	—	—	774,419
May 1 - 31, 2015	19,665	7.55	19,665	754,754
June 1 - 30, 2015	43,021	7.47	43,021	711,733
Total	62,686	7.50	62,686	711,733

(1)	On March 13, 2014, the Board of Directors voted to authorize a stock repurchase program under which we may repurchase up to 1,970,000 shares, or 10% of our outstanding common stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2015.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.