Form 10-K
period 2015-12-31
WESTFIELD FINANCIAL INC
filed 2016-03-11
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, was $135,203,011. This amount was based on the closing price as of June 30, 2015 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $7.31 on June 30, 2015.

As of March 4, 2016, the registrant had 18,267,747 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

WESTFIELD FINANCIAL, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our SEC filings.

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

Personnel. As of December 31, 2015, we had 164 full-time employees and 31 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans and consumer loans. At December 31, 2015, we had total loans of $814,390 million, of which 50.2% were adjustable rate loans and 49.8% were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $303.0 million and $168.3 million, respectively. The remainder of our loans at December 31, 2015 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2015 totaled $341.6 million. Consumer loans outstanding at December 31, 2015 were $1.5 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Commercial	$303,036	37.21%	$278,405	38.49%	$264,476	41.54%	$245,764	41.38%	$232,491	42.04%
Residential	298,052	36.60	237,436	32.82	198,686	31.21	185,345	31.21	155,994	28.20
Home equity	43,512	5.34	40,305	5.57	35,371	5.56	34,352	5.78	36,464	6.59
Total real estate loans	644,600	79.15	556,146	76.88	498,533	78.31	465,461	78.37	424,949	76.83

Other 1oans
Commercial and industrial	168,256	20.66	165,728	22.91	135,555	21.29	126,052	21.22	125,739	22.73
Consumer, other	1,534	0.19	1,542	0.21	2,572	0.40	2,431	0.41	2,451	0.44
Total other loans	169,790	20.85	167,270	23.12	138,127	21.69	128,483	21.63	128,190	23.17

Total loans	814,390	100.00%	723,416	100.00%	636,660	100.00%	593,944	100.00%	553,139	100.00%

Unearned premiums and net deferred
loan fees and costs, net	3,823		1,270		767		974		1,017
Allowance for loan losses	(8,840)		(7,948)		(7,459)		(7,794)		(7,764)
Total loans, net	$809,373		$716,738		$629,968		$587,124		$546,392

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2015. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2015
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$43,951	$4,966	$27,041	$82,869	$510	$—	$159,337

After one year:

One to three years	71,337	4,183	545	18,056	257	—	$94,378
Three to five years	78,061	15,499	1,555	31,680	123	—	126,918
Five to ten years	89,772	52,246	7,574	31,644	—	—	181,236
Ten to twenty years	13,242	46,737	6,797	3,500	—	—	70,276
Over twenty years	6,673	174,421	—	507	644	—	182,245
Total due after one year	259,085	293,086	16,471	85,387	1,024	—	655,053

Total amount due:	303,036	298,052	43,512	168,256	1,534	—	814,390

Net deferred loan origination fees and costs and unearned premiums	(199)	3,551	286	150	35	—	3,823
Allowance for loan losses	(3,856)	(2,122)	(309)	(2,485)	(22)	(46)	(8,840)

Loans, net	$298,981	$299,481	$43,489	$165,921	$1,547	$(46)	$809,373

The following table presents, as of December 31, 2015, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2016, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential	$228,011	$65,075	$293,086
Home equity	16,471	—	16,471
Commercial real estate	67,023	192,062	259,085
Total real estate loans	311,505	257,137	568,642

Other loans:
Commercial and industrial	81,121	4,266	85,387
Consumer	1,024	—	1,024
Total other loans	82,145	4,266	86,411

Total loans	$393,650	$261,403	$655,053

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Loans:
Balance outstanding at beginning of year	$723,416	$636,660	$593,944

Originations:
Real estate loans:
Residential	240	4,880	4,842
Home equity	15,189	15,089	12,139
Commercial	79,734	37,399	52,027
Total mortgage originations	95,163	57,368	69,008

Commercial and industrial loans	51,063	105,438	74,594
Consumer loans	1,404	1,491	858
Total originations	147,630	164,297	144,460
Purchase of one-to-four family mortgage loans	90,743	53,272	37,700
	238,373	217,569	182,160
Less:
Principal repayments, unadvanced funds and other, net	147,016	129,727	139,365
Loan charge-offs, net	383	1,086	79
Total deductions	147,399	130,813	139,444
Ending balance	$814,390	$723,416	$636,660

Commercial and Industrial Loans. We offer commercial and industrial loan products and services that are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans. At December 31, 2015, our commercial and industrial loan portfolio consisted of 1,124 loans, totaling $168.3 million, or 20.7% of our total loans. Our commercial loan team includes nine commercial loan officers, four credit analysts and two portfolio managers. We may hire additional commercial loan officers on an as needed basis.

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

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans was for manufacturing which comprised approximately 6.2% of the total loan portfolio as of December 31, 2015. At December 31, 2015, our largest commercial and industrial loan relationship was $18.0 million to a college. The loan relationship is secured by business assets. The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years. Among the $168.2 million we have in our commercial and industrial loan portfolio as of December 31, 2015, $75.4 million have adjustable interest rates and $92.8 million have fixed interest rates. Whenever possible, we seek to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans. We generally require the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2015, our commercial real estate loan portfolio consisted of 435 loans, totaling $303.0 million, or 37.2% of total loans. Since 2011, commercial real estate loans have grown by $70.5 million, or 30.3%, from $232.5 million at December 31, 2011 to $303.0 million at December 31, 2015.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. We generally lend up to a loan-to-value ratio of 80% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio and will generally require a minimum debt coverage ratio of 1.15. Our largest non-owner occupied commercial real estate loan relationship was $14.9 million at December 31, 2015, which is secured by a commercial property located in Rhode Island. The loans to this borrower are performing.

We also offer construction loans to finance the construction of commercial properties located in our primary market area. At December 31, 2015, we had $22.9 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $239,000 in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

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

In 2015, we purchased $88.6 million in residential loans from a New England-based bank as a means of supplementing our loan growth. In addition, we purchased a total of $2.1 million in residential loans from a third-party mortgage company within and contiguous to our market area during 2015. While in prior quarters management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending. At December 31, 2015, loans on one-to-four family residential properties, including home equity lines, accounted for $341.6 million, or 41.9% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default. To date, we have not experienced difficulty with payments for these loans. At December 31, 2015, our residential real estate included $70.0 million in adjustable rate loans, or 8.6% of our total loan portfolio, and $228.1 million in fixed rate loans, or 28.0% of our total loan portfolio.

Our home equity loans totaled $43.5 million, or 5.3% of total loans at December 31, 2015. Home equity loans include $16.5 million in fixed rate loans, or 2.0% of total loans, and $27.0 million in adjustable rate loans, or 3.3% of total loans. These loans may be originated in amounts up to 80% current loan to value (CLTV) of the appraised value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 20 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2015, the consumer loan portfolio totaled $1.5 million, or 0.2% of total loans. Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2015. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

For loans that are $250,000 or under, an assessment of valuation will be performed by a qualified individual. The individual performing the assessment of valuation is independent from the loan production and will validate the evaluation methodology by supporting criteria. If the valuation assessment is over 70% loan to value (LTV) a full appraisal will be ordered by a licensed appraiser. For loan amounts over $250,000 a full appraisal is required by a licensed appraiser.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. At December 31, 2015, 2014 and 2013, we had $8.1 million, $8.8 million, and $2.6 million, respectively, of nonaccrual loans. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $406,000, $221,000 and $162,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$1,470	$1,323	$712	$939	$670
Home equity	—	1	38	103	230
Commercial real estate	3,237	3,257	1,449	1,558	1,879
Total nonaccrual real estate loans	4,707	4,581	2,199	2,600	2,779
Other loans:
Commercial and industrial	3,363	4,233	386	409	154
Consumer	10	16	1	—	—
Total nonaccrual other loans	3,373	4,249	387	409	154
Total nonperforming loans	8,080	8,830	2,586	3,009	2,933
Foreclosed real estate, net	—	—	—	964	1,130
Total nonperforming assets (1)	$8,080	$8,830	$2,586	$3,973	$4,063
Nonperforming loans to total loans	0.99%	1.22%	0.41%	0.51%	0.53%
Nonperforming assets to total assets	0.60	0.67	0.20	0.31	0.32

(1) TDRs on accrual status not included above totaled $495,000, $50,000, $14.5 million, $14.8 million and $15.0 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$7,948	$7,459	$7,794	$7,764	$6,934

Charge-offs:
Residential	(24)	(31)	(80)	—	(2)
Commercial real estate	—	(350)	(20)	(195)	(175)
Home equity loans	(34)	—	—	(155)	—
Commercial and industrial	(345)	(787)	(208)	(391)	(442)
Consumer	(73)	(55)	(33)	(27)	(21)
Total charge-offs	(476)	(1,223)	(341)	(768)	(640)

Recoveries:
Residential	4	1	1	3	6
Commercial real estate	—	—	155	78	140
Home equity loans	4	—	—	2	3
Commercial and industrial	51	121	84	7	90
Consumer	34	15	22	10	25
Total recoveries	93	137	262	100	264

Net charge-offs	(383)	(1,086)	(79)	(668)	(376)

Provision (credit) for loan losses	1,275	1,575	(256)	698	1,206

Balance at end of year	$8,840	$7,948	$7,459	$7,794	$7,764

Total loans receivable (1)	$814,390	$723,416	$636,660	$593,944	$553,139

Average loans outstanding	$766,548	$683,064	$604,732	$573,642	$536,084

Allowance for loan losses as a percent of total loans receivable	1.09%	1.10%	1.17%	1.31%	1.40%

Net loans charged-off as a percent of average loans outstanding	0.05	0.16	0.01	0.12	0.07

(1)	Does not include unearned premiums, deferred costs and fees, or allowance for loan losses.

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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2015			December 31, 2014			December 31, 2013
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$3,856	$3,856	$—	$3,705	$3,705	$82	$3,468	$3,550
Residential real estate:
Residential	—	2,122	2,122	—	1,755	1,755	—	1,454	1,454
Home Equity	—	309	309	—	298	298	—	253	253
Commercial and industrial	—	2,485	2,485	—	2,174	2,174	15	2,176	2,191
Consumer	—	22	22	—	15	15	—	13	13
Unallocated	—	46	46	—	1	1	—	(2)	(2)
Total	$—	$8,840	$8,840	$—	$7,948	$7,948	$97	$7,362	$7,459

	December 31, 2012			December 31, 2011
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$377	$3,029	$3,406	$449	$3,055	$3,504
Residential real estate:
Residential	57	1,425	1,482	70	1,152	1,222
Home Equity	—	264	264	39	270	309
Commercial and industrial	104	2,063	2,167	39	2,673	2,712
Consumer	—	13	13	—	17	17
Unallocated	—	462	462	—	—	—
Total	$538	$7,256	$7,794	$597	$7,167	$7,764

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations. There were no adjustments recommended during 2015.

For the year ended December 31, 2015, we recorded a provision of $1.3 million to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2015.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2015			December 31, 2014			December 31, 2013
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,856	$303,036	37.21%	$3,705	$278,405	38.49%	$3,550	$264,476	41.54%
Real estate mortgage:
Residential	2,122	298,052	36.60	1,755	237,436	32.82	1,454	198,686	31.21
Home equity	309	43,512	5.34	298	40,305	5.57	253	35,371	5.56
Commercial loans	2,485	168,256	20.66	2,174	165,728	22.91	2,191	135,555	21.29
Consumer loans	22	1,534	0.19	15	1,542	0.21	13	2,572	0.40
Unallocated	46	—	0.00	1	—	0.00	(2)	—	0.00
Total allowances for loan losses	$8,840	$814,390	100.00%	$7,948	$723,416	100.00%	$7,459	$636,660	100.00%

	December 31, 2012			December 31, 2011
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,406	$245,764	41.38%	$3,504	$232,491	42.04%
Real estate mortgage:
Residential	1,482	185,345	31.21	1,222	155,994	28.20
Home equity	264	34,352	5.78	309	36,464	6.59
Commercial loans	2,167	126,052	21.22	2,712	125,739	22.73
Consumer loans	13	2,431	0.41	17	2,451	0.44
Unallocated	462	—	0.00	—	—	0.00
Total allowances for loan losses	$7,794	$593,944	100.00%	$7,764	$553,139	100.00%

Potential Problem Loans. We have no potential problem loans not reported as impaired at December 31, 2015.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale:
Debt Securities:
Government sponsored enterprise obligations	$4,000	$3,951	$24,066	$23,979	$10,992	$10,700
State and municipal bonds	2,794	2,801	16,472	17,034	18,240	18,897
Corporate Bonds	21,176	21,136	25,711	26,223	26,716	27,389
Total debt securities	27,970	27,888	66,249	67,236	55,948	56,986

Mortgage-backed securities:
Government sponsored mortgage-backed securities	138,186	135,959	139,637	139,213	135,981	132,372
U.S. government guaranteed mortgage-backed securities	11,030	10,903	1,591	1,586	46,225	46,328
Total mortgage-backed securities	149,216	146,862	141,228	140,799	182,206	178,700

Marketable equity securities:
Mutual funds	6,438	6,247	6,296	6,176	6,150	5,919
Common and preferred stock	1,309	1,593	1,309	1,539	1,310	1,599
Total marketable equity securities	7,747	7,840	7,605	7,715	7,460	7,518

Total available for sale securities	$184,933	$182,590	$215,082	$215,750	$245,614	$243,204

Held to maturity:
Debt Securities:
Government sponsored enterprise obligations	$30,146	$29,928	$43,477	$42,882	$43,405	$40,034
State and municipal bonds	6,845	6,811	7,285	7,250	7,351	7,011
Corporate Bonds	23,969	23,717	24,751	24,579	27,566	27,029
Total debt securities	60,960	60,456	75,513	74,711	78,322	74,074

Mortgage-backed securities:
Government sponsored mortgage-backed securities	148,085	147,889	164,001	164,932	176,986	170,167
U.S. government guaranteed mortgage-backed securities	29,174	29,274	38,566	37,993	39,705	38,314
Total mortgage-backed securities	177,259	177,163	202,567	202,925	216,691	208,481

Total held to maturity securities	$238,219	$237,619	$278,080	$277,636	$295,013	$282,555

Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available for sale or held to maturity at the dates indicated.

	At December 31,
	2015			2014			2013
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value

Available for sale:
Government sponsored residential mortgage-backed	$138,186	42.32%	$135,959	$139,637	40.62%	$139,213	$135,981	34.09%	$132,372
U.S. Government guaranteed residential mortgage-backed	11,030	3.38	10,903	1,591	0.46	1,586	46,225	11.59	46,328

Total available for sale	149,216	45.70	146,862	141,228	41.08	140,799	182,206	45.68	178,700

Held to maturity:
Government sponsored residential mortgage-backed	148,085	45.36	147,889	164,001	47.70	164,932	176,986	44.37	170,167
U.S. Government guaranteed residential mortgage-backed	29,174	8.94	29,274	38,566	11.22	37,993	39,705	9.95	38,314

Total held to maturity	177,259	54.30	177,163	202,567	58.92	202,925	216,691	54.32	208,481

Total	$326,475	100.00%	$324,025	$343,795	100.00%	$343,724	$398,897	100.00%	$387,181

Securities Portfolio Maturities. The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
Government-sponsored enterprise obligations	$—	—%	$4,000	1.41%	$—	—%	$—	—%	$4,000	$3,951	1.41%
State and municipal bonds	—	—	2,514	3.90	280	4.05	—	—	2,794	2,801	3.92
Corporate Bonds	—	—	8,789	2.81	12,387	3.14	—	—	21,176	21,136	3.00

Total debt securities available for sale	—	—	15,303	2.62	12,667	3.16	—	—	27,970	27,888	2.87

Mortgage-backed securities available for sale:
Government-sponsored residential mortgage-backed	—	—	2,322	1.00	13,187	1.00	122,677	2.34	138,186	135,959	2.32
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	11,030	2.62	11,030	10,903	2.62
Total mortgage-backed securities available for sale	—	—	2,322	1.00	13,187	1.00	133,707	2.37	149,216	146,862	2.35

Total available for sale	$—	—%	$17,625	2.41%	$25,854	2.06%	$133,707	2.37%	$177,186	$174,750	2.43%

Debt securities held to maturity:
U.S. Government and federal agency	$—	—%	$—	—%	$30,146	2.41%	$—	—%	$30,146	$29,928	2.41
State and municipal	178	1.03	176	2.40	3,033	3.04	3,458	3.37	6,845	6,811	3.14
Corporate Bonds	—	—	23,969	1.96	—	—	—	—	23,969	23,717	1.96

Total debt securities held to maturity	178	1.03	24,145	1.96	33,179	2.47	3,458	3.37	60,960	60,456	2.32%

Mortgage-backed securities held to maturity:
Government-sponsored residential mortgage-backed	—	—	9,649	1.00	35,723	1.00	102,713	3.02	148,085	147,889	2.78
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	29,174	2.49	29,174	29,274	2.49

Total mortgage-backed securities held to maturity	—	—	9,649	1.00	35,723	1.00	131,887	2.90	177,259	177,163	2.73

Total held to maturity	$178	1.03	$33,794	1.69%	$68,902	1.71%	$135,345	2.91%	$238,219	$237,619	2.63%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, and interest-bearing and noninterest-bearing demand accounts) represented 56.1% of total deposits on December 31, 2015 and 57.1% on December 31, 2014. At December 31, 2015 and December 31, 2014, time deposits with remaining terms to maturity of less than one year amounted to $240.7 million and $199.0 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2015, 2014 and 2013.

Deposit Distribution and Weighted Average Rates. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December, 31
	2015			2014			2013
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$157,844	17.54%	—%	$136,186	16.33%	—%	$145,040	17.75%	—%
Interest-bearing checking accounts	28,913	3.21	0.30	37,983	4.55	0.24	44,924	5.50	0.27
Regular accounts	75,225	8.35	0.11	74,970	8.99	0.10	81,244	9.94	0.10
Money market accounts	242,647	26.95	0.34	227,330	27.25	0.37	204,469	25.02	0.38
Total non-certificated accounts	504,629	56.05	0.20	476,469	57.12	0.21	475,677	58.21	0.21

Time certificates of deposit:
Due within the year	240,662	26.73	1.02	198,972	23.85	1.02	212,901	26.06	1.18
Over 1 year through 3 years	92,650	10.29	1.27	110,214	13.21	1.27	104,527	12.79	1.45
Over 3 years	62,422	6.93	1.81	48,563	5.82	1.72	24,007	2.94	1.41
Total certificated accounts	395,734	43.95	1.20	357,749	42.88	1.19	341,435	41.79	1.28

Total	$900,363	100.00%	0.64%	$834,218	100.00%	0.63%	$817,112	100.00%	0.66%

Certificate of Deposit Maturities. At December 31, 2015, we had $108.6 million in time certificates of deposit with balances of $250,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$15,105	0.56%
Over 3 months through 6 months	38,231	1.10
Over 6 months through 12 months	28,116	1.07
Over 12 months	27,149	1.58
Total	$108,601	1.14%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2015
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

1.00% and under	$98,988	$14,347	$8,656	$3,920	$125,911	31.82%
1.01% to 2.00%	141,385	51,791	17,856	52,381	263,413	66.56
2.01% to 3.00%	289	—	—	6,121	6,410	1.62
Total	$240,662	$66,138	$26,512	$62,422	$395,734	100.00%

Short-term borrowings and long-term debt. We also use short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances (including line of credit advances) with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $93.8 million at December 31, 2015 and $62.8 million at December 31, 2014. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2015 and 2014. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2015. At December 31, 2014, there was a $1.8 million advance outstanding under this line.

Our repurchase agreements are with commercial customers. These agreements are linked to customers’ checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. At December 31, 2015 and 2014, such repurchase agreement borrowings totaled $34.7 million and $31.2 million, respectively. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) and a $50.0 million line of credit with PNC Bank, respectively, at an interest rate determined and reset by BBN and PNC on a daily basis. At December 31, 2015 and 2014, we had no advances outstanding under these lines. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2015, we had $147.4 million in long-term debt with the FHLBB and $5.9 million in long-term customer repurchase agreements. This compares to $216.7 million in FHLBB advances, $10.0 million in securities sold under repurchase agreements with an approved broker-dealer and $5.8 million in long-term customer repurchase agreements at December 31, 2014. During 2015, we prepaid $10.0 million in repurchase agreements with a rate of 2.65% and incurred a prepayment expense of $593,000. In addition, we prepaid FHLBB borrowings in the amount of $19.0 million with a weighted average rate of 2.87% and incurred a prepayment expense of $707,000.

Supervision and Regulation

Westfield Financial and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to savings and loan holding companies and their insured depository institution subsidiaries is intended to protect depositors, the federal deposit insurance fund, consumers and the U.S. banking system. This system is not designed to protect investors in savings and loan holding companies, such as Westfield Financial.

Overview. Westfield Financial is a separate and distinct legal entity from the Bank. Westfield Financial is a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”), as amended, and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over Westfield Financial and its non-savings association subsidiaries. Westfield Financial is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Westfield Financial is traded on the NASDAQ under the ticker symbol, “WFD,” and is subject to the NASDAQ stock market rules.

The Bank is organized as a federal savings association under the HOLA. The Bank is subject to the supervision of, and to regular examination by, the OCC as its chartering authority and primary federal regulator. The Bank is also subject to the supervision and regulation of the Federal Deposit Insurance Corporation (the “FDIC”) as its deposit insurer. Financial products and services offered by Westfield Financial and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”). Westfield Financial and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Bank is a member of the FHLBB, and is subject to the rules and requirements of the FHLBB. The subsidiaries of Westfield Financial and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the financial regulatory landscape in the U.S. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal banking agencies. As a result, management cannot predict the ultimate impact of the Dodd-Frank Act or the extent to which it could affect operations of Westfield Financial and the Bank. Management will allocate resources to ensure compliance with all applicable laws and regulations, including the Dodd-Frank Act and its implementing rules, which may increase our costs of operations and adversely impact our earnings.

Set forth below is a description of the significant elements of the laws and regulations applicable to Westfield Financial and its subsidiaries. Statutes, regulations and policies are subject to ongoing review by Congress, state legislatures and federal and state agencies. A change in any statute, regulation or policy applicable to Westfield Financial may have a material effect on the results of Westfield Financial and its subsidiaries.

Federal Savings and Loan Holding Company Regulation. Westfield Financial is a savings and loan holding company as defined by the HOLA. In general, the HOLA restricts the business activities of savings and loan holding companies to those permitted for financial holding companies under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended. Permissible businesses activities includes banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto,” as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

Mergers and Acquisitions. The HOLA, the federal Bank Merger Act and other federal and state statutes regulate direct and indirect acquisitions of savings associations. The HOLA requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares of a savings association or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a federal savings association to merge with another insured depository institution, where the resulting institution is a federal savings association, or to purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the federal bank regulatory agencies must consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, performance records under the Community Reinvestment Act of 1977 (the “CRA”) (see the section captioned “Community Reinvestment Act of 1977” included elsewhere in this section) and the effectiveness of the subject organizations in combating money laundering.

Source of Strength Doctrine. FRB policy requires savings and loan holding companies to act as a source of financial and managerial strength to their subsidiary savings associations. Section 616 of the Dodd-Frank Act codified the requirement that holding companies act as a source of financial and managerial strength to their insured depository institution subsidiaries. As a result, Westfield Financial is expected to commit resources to support the Bank, including at times when Westfield Financial may not be in a financial position to provide such resources. Any capital loans by a savings and loan holding company to any of its subsidiary savings associations are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary savings associations. In the event of a savings and loan holding company’s bankruptcy, any commitment by the savings and loan holding company to a federal banking agency to maintain the capital of a subsidiary insured depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividends. The principal source of Westfield Financial’s liquidity is dividends from the Bank. The OCC imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. The OCC’s prior approval is required if the total of all distributions, including the proposed distribution, declared by a federal savings association in any calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than well capitalized. In addition, section 10(f) of the HOLA requires a subsidiary savings association of a savings and loan holding company, such as the Bank, to file a notice with the Federal Reserve prior to declaring certain types of dividends.

Westfield Financial and the Bank are also subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal banking agency is authorized to determine, under certain circumstances relating to the financial condition of a savings and loan holding company or a savings association, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking agencies have indicated that paying dividends that deplete an insured depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Capital and Prompt Corrective Action. In July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules.

Prior to the enactment of the Dodd-Frank Act, savings and loan holding companies were not subject to regulatory capital requirements. Pursuant to the Dodd-Frank Act, Westfield Financial, as a savings and loan holding company, is subject to the Capital Rules.

The Capital Rules substantially revised the risk-based capital requirements applicable to holding companies and their depository institution subsidiaries as compared to prior U.S. general risk-based capital rules. The Capital Rules revised the definitions and the components of regulatory capital and impacted the calculation of the numerator in banking institutions’ regulatory capital ratios. The Capital Rules became effective on January 1, 2015, subject to phase-in periods for certain components and other provisions.

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including Westfield Financial, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to Westfield Financial will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using advanced approaches, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Company and the Bank made this election.

Implementation of the deductions and other adjustments to CET1 that began on January 1, 2015, are phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Westfield Financial is in compliance with the targeted capital ratios under the Capital Rules at December 31, 2015. The Bank is subject to the Capital Rules on the same phase-in schedule as Westfield Financial. We believe that Westfield Financial and the Bank will remain in compliance with the targeted capital ratios as such requirements are phased in.

With respect to the Bank, the Capital Rules revised the PCA regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that allowed a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be considered adequately capitalized. The Capital Rules did not change the total risk-based capital requirement for any PCA category.

The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The federal banking agencies are required to take prompt corrective action (“PCA”) with respect to insured institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2015, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

Volcker Rule. Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Westfield Financial, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements. Compliance with the Volcker Rule is generally required by July 21, 2017. Given the size and the scope of Westfield Financial’s activities, it does not believe that the implementation of the Volcker Rule will have a significant effect on its financial statements.

Business Activities. The Bank derives its lending and investment powers from the HOLA and its implementing regulations promulgated by the OCC. Those laws and regulations limit the Bank’s authority to invest in certain types of assets and to make certain types of loans. Permissible investments include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, we were in compliance with these limitations on loans to one borrower.

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

The Community Reinvestment Act of 1977. The Bank has a responsibility under the CRA, as implemented by OCC regulations, to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The OCC assesses the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Westfield Financial. The Bank’s latest CRA rating was “Outstanding.”

Consumer Protection and CFPB Supervision. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent federal agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws. As Westfield Financial is smaller than $10 billion in total consolidated assets, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer financial laws and regulations. Under the Dodd-Frank Act state attorneys general are empowered to enforce rules issued by the CFPB.

Westfield Financial and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote fair lending. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014.

Transactions with Affiliates and Loans to Insiders. Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”), and the FRB’s implementing Regulation W. In a holding company context, at a minimum, the parent holding company of a bank or savings association, and any companies which are controlled by such parent holding company, are “affiliates” of the bank or savings association. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates, by limiting the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the depository institution in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the insured depository institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement. The OCC has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to unsafe or unsound practices, and any violation of laws and regulations .

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

Federal Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account an insured depository institution’s capital level and supervisory rating, commonly known as the “CAMELS” rating. The risk matrix utilizes different risk categories which are distinguished by capital levels and supervisory ratings.

In 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

FDIC insurance expenses include deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. Required percentages of stock ownership are subject to change by the FHLBB, and the Bank was in compliance with this requirement with an investment in FHLBB capital stock at December 31, 2015. If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

Reserve Requirements. FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash. If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston.

Financial Privacy Laws. Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of insured depository institutions and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

USA PATRIOT Act. Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Westfield Financial and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Office of Foreign Assets Control, which is an office within the U.S. Department of Treasury (the “OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, the sanctions contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without an OFAC license. Failure to comply with these sanctions could have legal and reputational consequences.

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. In April 2011, the FRB, along with other federal financial regulators, issued a joint notice of proposed rulemaking that would implement those requirements. This rule has not yet been finalized.

The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2012 Annual Meeting of Shareholders, Westfield Financial’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Westfield Financial annually. In light of the results, the Westfield Financial Board of Directors determined to hold the vote annually.

Future Legislative and Regulatory Initiatives. Various legislative and regulatory initiatives are introduced by Congress, state legislatures and different financial regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies, savings and loan holding companies and/or depository institutions. Proposed legislation and regulatory initiatives could change banking statutes and the operating environment of Westfield Financial in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Westfield Financial cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Westfield Financial. Other legislation may be introduced in Congress, which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the financial regulatory framework. It is not possible to predict whether any such proposals will be enacted into law or, if enacted, the effect which they may have on our business and earnings.

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

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrowers’ businesses thereby increasing the risk of non-performing loans.

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

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted. As of December 31, 2015, the fair value of our securities portfolio was approximately $420.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment (“OTTI”) in future periods and result in realized losses.

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

We operate in a highly-regulated environment that is subject to extensive government supervision and regulation, which may interfere with our ability to conduct business and may adversely impact the results of our operations. We are subject to extensive federal and state supervision and regulation that govern nearly all aspects of our operations and can have a material impact on our business. Financial regulatory authorities have significant discretion regarding the supervision, regulation and enforcement of banking laws and regulations.

Financial laws, regulations and policies are subject to amendment by Congress, state legislatures and federal and state regulatory agencies. Changes to statutes, regulations or policies, including changes in the interpretation of regulations or policies, could materially impact our business. These changes could also impose additional costs on us and limit the types of products and services that we may offer our customers. Compliance with laws and regulations can be difficult and costly, and the failure to comply with any law, regulation or policy could result in sanctions by financial regulatory agencies, including civil monetary penalties, private lawsuits, or reputational damage, any of which could adversely affect our business, financial condition, or results of operations. While we have policies and procedures designed to prevent such violations, there can be no assurance that violations will not occur. See the section titled, “Supervision and Regulation” in ITEM 1. Business.

Since the 2008 global financial crisis, financial institutions have been subject to increased scrutiny from Congress, state legislatures and federal and state financial regulatory agencies. Recent changes to the legal and regulatory framework have significantly altered the laws and regulations under which we operate. These changes may reduce our ability to effectively compete in attracting and retaining customers. The passage and continued implementation of the Dodd-Frank Act, among other laws and regulations, has increased our costs of doing business and resulted in decreased revenues and net income. The Dodd-Frank Act and implementing regulations could also have adverse implications on the financial industry, the competitive environment and our ability to conduct business. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal financial regulatory agencies. As a result, we cannot provide assurance that future changes in laws, regulations and policies will not adversely affect our business.

State and federal regulatory agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business. Federal and state regulatory agencies periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. In the event that the FDIC concludes that, among other things, our financial conditions cannot be corrected or that there is an imminent risk of loss to our depositors, it may terminate our deposit insurance. The OCC, as the supervisory and regulatory authority for federal savings associations, has similar enforcement powers with respect to our business. The CFPB also has authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. We could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

We may be subject to more stringent capital requirements. The Bank and Westfield Financial are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Bank and Westfield Financial must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and the OCC, we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the revised capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

The Company, as part of its strategic plans, periodically considers potential acquisitions. The risks presented by acquisitions could adversely affect our financial condition and results of operations. Any acquisitions will be accompanied by the risks commonly encountered in acquisitions including, among other things: our ability to realize anticipated cost savings and avoid unanticipated costs relating to the merger, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management. These risks may prevent us from fully realizing the anticipated benefits of an acquisition or cause the realization of such benefits to take longer than expected.

A breach of information security, including as a result of cyber-attacks, could disrupt our business and impact our earnings. We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures. If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We continually encounter technological change and the failure to understand and adapt to these changes could hurt our business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

We currently conduct our business through our 13 banking offices and 12 off-site ATMs. The following table sets forth certain information regarding our properties as of December 31, 2015. As of this date, the properties and leasehold improvements owned by us had an aggregate net book value of $13.6 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St., Westfield, MA	Owned	1964	N/A

Loan Center:
9-13 Chapel St., Westfield, MA	Leased	2015	2020

Training and Conference Center:
136 Elm St., Westfield, MA	Leased	2011	2016

Location	Ownership	Year Opened	Year of Lease or License Expiration

Commercial Lending & Middle Market:

1500 Main St., Springfield, MA	Leased	2014	2019

Branch Offices:

206 Park St., West Springfield, MA	Owned	1957	N/A

655 Main St., Agawam, MA	Owned	1968	N/A

26 Arnold St., Westfield, MA	Owned	1976	N/A

300 Southampton Rd., Westfield, MA	Owned	1987	N/A

462 College Highway, Southwick, MA	Owned	1990	N/A

382 North Main St., E. Longmeadow, MA	Leased	1997	2017

1500 Main St., Springfield, MA	Leased	2006	2016

1642 Northampton St., Holyoke, MA	Owned	2001	N/A

560 East Main St., Westfield, MA	Owned	2007	N/A

237 South Westfield St., Feeding Hills, MA	Leased	2009	2038

10 Hartford Avenue, Granby, CT	Leased	2013	2018

47 Palomba Drive, Enfield, CT	Leased	2014	2024

30

ATMs:
98 Lower Westfield Road, Holyoke, MA	Leased	2010	2020

516 Carew St., Springfield, MA	Tenant at will	2002	N/A

1000 State St., Springfield, MA	Tenant at will	2003	N/A

214 College Highway, Southwick, MA	Leased	2010	2020

1342 Liberty St., Springfield, MA	Owned	2001	N/A

788 Memorial Ave., West Springfield, MA	Leased	2006	2020

2620 Westfield St., West Springfield, MA	Leased	2006	2020

98 Southwick Rd., Westfield, MA	Leased	2006	2026

115 West Silver St., Westfield, MA	Tenant at will	2005	N/A

Westfield State University
577 Western Avenue, Westfield, MA
Woodward Center	Leased	2010	2020
Wilson Hall	Leased	2010	2020
Ely Hall	Leased	2010	2020

ITEM 3.             LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, no legal proceedings will have a material effect on our consolidated financial position or results of operations.

ITEM 4.             MINE SAFETY DISCLOSURES

none.

31

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on The NASDAQ Stock Market under the symbol “WFD.” Prior to August 21, 2007, we were listed on the American Stock Exchange. At December 31, 2015, there were 18,267,747 shares of common stock issued and outstanding, and there were approximately 2,019 shareholders of record.

The table below shows the high and low sales prices during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2015	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2015	8.49	7.30	0.03
Third Quarter ended September 30, 2015	7.82	7.06	0.03
Second Quarter ended June 30, 2015	8.02	7.12	0.03
First Quarter ended March 31, 2015	7.74	7.05	0.03

	Price Per Share		Cash Dividends Declared
2014	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2014	7.55	6.88	0.03
Third Quarter ended September 30, 2014	7.68	7.00	0.06
Second Quarter ended June 30, 2014	7.58	6.85	0.06
First Quarter ended March 31, 2014	8.00	7.10	0.06

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

32

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2015	61,835	(2)	7.82	61,266	552,888	(1)
November 1 - 30, 2015	43,558		7.82	43,558	509,330
December 1 - 31, 2015	24,905	(3)	7.90	24,662	484,668
Total	130,298		7.84	129,486	484,668

(1)	On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of December 31, 2015, there were 484,668 shares remaining to be purchased under the new repurchase program.

(2)	Number includes repurchase of 569 shares from certain executives as payment of their tax obligations for shares of restricted stock that vested on October 20, 2015, under our 2007 Recognition and Retention Plan. These repurchases were reported by each reporting person on October 20, 2015.

(3)	Number includes open-market repurchase of 24,662 shares with an average price of $7.90 and 243 shares with an average price of $7.34. These shares were repurchased for forfeited ESOP shares to offset our ESOP annual contribution.

33

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2010 to December 31, 2015, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the NASDAQ Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Westfield Financial, Inc., The Russell 2000 Index and the

NASDAQ Bank Index

Total Return Performance
Westfield Financial, Inc.
Russell 2000
NASDAQ Bank
Index Value
190
175
160
145
130
115
100
85
70
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Westfield Financial, Inc.	100.00	85.22	88.82	95.35	96.59	112.30
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92

34

ITEM 6.            SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,339,930	$1,320,096	$1,276,841	$1,301,462	$1,263,264
Loans, net (1)	809,373	716,738	629,968	587,124	546,392
Securities available for sale	182,590	215,750	243,204	621,507	617,537
Securities held to maturity (2)	238,219	278,080	295,013	—	—
Deposits	900,363	834,218	817,112	753,413	732,958
Short-term borrowings	128,407	93,997	48,197	69,934	52,985
Long-term debt	153,358	232,479	248,377	278,861	247,320
Total shareholders’ equity	139,466	142,543	154,144	189,187	218,988
Allowance for loan losses	8,840	7,948	7,459	7,794	7,764
Nonperforming loans	8,080	8,830	2,586	3,009	2,933

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$42,476	$40,991	$41,031	$43,104	$45,005
Interest expense	10,794	9,923	10,290	12,663	14,467
Net interest and dividend income	31,682	31,068	30,741	30,441	30,538
Provision for loan losses	1,275	1,575	(256)	698	1,206
Net interest and dividend income after provision for loan losses	30,407	29,493	30,997	29,743	29,332
Total noninterest income	4,865	4,460	4,272	5,990	3,806
Total noninterest expense	27,433	25,909	26,642	27,223	25,958
Income before income taxes	7,839	8,044	8,627	8,510	7,180
Income taxes	2,124	1,882	1,871	2,256	1,306
Net income	$5,715	$6,162	$6,756	$6,254	$5,874

Basic earnings per share	$0.33	$0.34	$0.34	$0.26	$0.22
Diluted earnings per share	$0.33	$0.34	$0.34	$0.26	$0.22

Dividends per share paid	$0.12	$0.21	$0.29	$0.44	$0.54

(1)	Loans are shown net of deferred loan fees and costs, unearned premiums, allowance for loan losses and unadvanced loan funds.

(2)	During 2013, securities with an amortized cost of $304.9 million were reclassified from available-for-sale to held-to-maturity.

35

	At or for the Years Ended December 31,
	2015	2014	2013	2012	2011

Selected Financial Ratios and
Other Data(1)
Performance Ratios:
Return on average assets	0.42%	0.48%	0.53%	0.48%	0.47%
Return on average equity	4.10	4.18	4.04	2.97	2.65
Average equity to average assets	10.35	11.42	13.02	16.17	17.79
Equity to total assets at end of year	10.41	10.80	12.07	14.54	17.34
Interest rate spread	2.35	2.42	2.39	2.24	2.34
Net interest margin (2)	2.53	2.60	2.58	2.53	2.67
Average interest-earning assets to average interest-earning liabilities	121.47	121.90	122.92	126.80	127.30
Total noninterest expense to average assets	2.04	2.01	2.07	2.09	2.08
Efficiency ratio (3)	75.49	73.59	76.79	78.81	76.22
Dividend payout ratio	0.36	0.62	0.85	1.69	2.45
Regulatory Capital Ratios:
Total risk-based capital	17.20	18.68	21.17	25.41	31.60
Tier 1 risk-based capital	16.23	17.73	20.21	24.33	30.46
Common equity tier 1 capital	16.23	—	—	—	—
Tier 1 leverage capital	11.16	11.30	12.28	13.91	16.76
Asset Quality Ratios:
Nonperforming loans to total loans	0.99	1.22	0.41	0.51	0.53
Nonperforming assets to total assets	0.60	0.67	0.20	0.31	0.32
Allowance for loan losses to total loans	1.09	1.10	1.17	1.31	1.40
Allowance for loan losses to nonperforming assets	1.09	0.90	2.88	1.96	1.91
Number of:
Banking offices	13	13	12	11	11
Full-time equivalent employees	189	183	191	199	180

(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2) Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of net interest and dividend income and noninterest income excluding gains and losses on sale and losses on other-than-temporary impairment of securities and gain or loss on sale of premises and equipment.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending while decreasing our securities portfolio. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, we seek to:

•	grow our commercial and industrial and commercial real estate loan portfolio by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•	to supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the year ended December 31, 2015 in the context of this strategy.

•	Net income was $5.7 million, or $0.33 per diluted share, for the year ended December 31, 2015, compared to $6.2 million, or $0.34 per diluted share, for the same period in 2014. The results for the year ended December 31, 2015 showed increases in net interest and dividend income and noninterest income, however, these were offset by an increase in noninterest expense.

•	We had provision for loan loss expense of $1.3 million for the year ended December 31, 2015, compared to $1.6 million for the year ended December 31, 2014. The allowance was $8.8 million for December 31, 2015 and $7.9 million for December 31, 2014, or 1.08% and 1.10% of total loans, respectively.

•	Net interest and dividend income increased $614,000 to $31.7 million for the year ended December 31, 2015, compared to $31.1 million for the year ended December 31, 2014 primarily due to a $1.5 million increase in interest income resulting from an $83.5 million increase in the average balance of loans from the comparable 2014 period. Noninterest income increased $405,000 to $4.9 million for the year ended December 31, 2015, compared to $4.5 million for the same period in 2014. The year ended December 31, 2015 included a one-time $130,000 credit pertaining to a vendor contract renegotiation.

•	Noninterest expense increased $1.5 million to $27.4 million at December 31, 2015, compared to $25.9 million at December 31, 2014. The increase in noninterest expense for the year ended December 31, 2015 was primarily due to an increase in salaries and benefits of $701,000 resulting from an increase in employee benefits costs.

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

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in Part I under “Business – Lending Activities - Allowance for Loan Losses.” This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Our methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for impaired loans and an allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The allocation of the allowance is also reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2015, 2014 and 2013 and reflects the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

				For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$766,548	$30,646	4.00%	$683,064	$27,989	4.10%	$604,732	$25,558	4.23%
Securities(2)	472,616	11,832	2.50	504,532	13,299	2.64	584,029	16,027	2.74
Other investments - at cost	16,509	396	2.40	16,597	246	1.48	17,258	93	0.54
Short-term investments(3)	12,067	18	0.15	13,749	13	0.09	9,790	9	0.09
Total interest-earning assets	1,267,740	42,892	3.38	1,217,942	41,547	3.41	1,215,809	41,687	3.43
Total noninterest-earning assets	78,938			73,334			69,753

Total assets	$1,346,678			$1,291,276			$1,285,562

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking	$34,351	79	0.23	$40,412	99	0.24	$46,982	134	0.29
Savings accounts	75,691	79	0.10	79,086	80	0.10	87,535	119	0.14
Money market accounts	237,782	830	0.35	221,391	846	0.38	196,265	763	0.39
Time certificates of deposit	390,155	4,583	1.17	343,190	4,152	1.21	330,510	4,509	1.36
Total interest-bearing deposits	737,979	5,571		684,079	5,177		661,292	5,525
Short-term borrowings and long-term debt	305,646	5,223	1.71	315,089	4,746	1.51	327,783	4,765	1.45
Interest-bearing liabilities	1,043,625	10,794	1.03	999,168	9,923	0.99	989,075	10,290	1.04
Noninterest-bearing deposits	145,519			132,923			118,749
Other noninterest-bearing liabilities	18,098			11,692			10,373
Total noninterest-bearing liabilities	163,617			144,615			129,122

Total liabilities	1,207,242			1,143,783			1,118,197
Total equity	139,436			147,493			167,365
Total liabilities and equity	$1,346,678			$1,291,276			$1,285,562
Less: Tax-equivalent adjustment(2)		(416)			(556)			(656)
Net interest and dividend income		$31,682			$31,068			$30,741
Net interest rate spread(4)			2.35%			2.42%			2.39%
Net interest margin(5)			2.53%			2.60%			2.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.47			121.90			122.92

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$3,421	$(764)	$2,657	$3,311	$(880)	$2,431
Investment securities (1)	(841)	(626)	(1,467)	(2,182)	(546)	(2,728)
Other investments - at cost	(1)	151	150	(4)	157	153
Short-term investments	(2)	7	5	4	—	4
Total interest-earning assets	2,577	(1,232)	1,345	1,129	(1,269)	(140)

Interest-bearing liabilities
NOW accounts	(15)	(5)	(20)	(19)	(16)	(35)
Savings accounts	(3)	2	(1)	(11)	(28)	(39)
Money market accounts	63	(79)	(16)	98	(15)	83
Time deposits	568	(137)	431	173	(530)	(357)
Short-term borrowing and long-term debt	(142)	619	477	(185)	166	(19)
Total interest-bearing liabilities	471	400	871	56	(423)	(367)
Change in net interest and dividend income	$2,106	$(1,632)	$474	$1,073	$(846)	$227

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased $19.8 million to $1.3 billion at December 31, 2015. Net loans increased by $92.7 million to $809.4 million at December 31, 2015 from $716.7 million at December 31, 2014. The increase in loans was partially offset by a $72.9 million decrease in the securities portfolio to $435.9 million at December 31, 2015. The decrease in securities from December 2014 was primarily due to the sales of securities to fund loan growth.

Net loans increased by $92.7 million to $809.4 million at December 31, 2015 from $716.7 million at December 31, 2014. The increase in net loans was primarily the result of increases in residential real estate loans, commercial real estate loans and commercial and industrial loans. Residential real estate loans increased $63.9 million to $341.6 million at December 31, 2015 from $277.7 million at December 31, 2014. We purchased $88.6 million in residential loans from a New England-based bank as a means of supplementing our loan growth. In addition, we purchased $2.1 million in residential loans from a third-party mortgage company within and contiguous to our market area.

Commercial real estate loans increased $24.6 million to $303.0 million at December 31, 2015 from $278.4 million at December 31, 2014. Non-owner occupied commercial real estate loans totaled $189.2 million at December 31, 2015 and $169.1 million at December 31, 2014, while owner occupied commercial real estate loans totaled $113.8 million at December 31, 2015 and $109.3 million at December 31, 2014. The growth in commercial real estate loans was due to executing on our strategy of increasing loan originations.

Commercial and industrial loans increased $2.6 million to $168.3 million at December 31, 2015 from $165.7 million at December 31, 2014. The growth in commercial and industrial loans was the result of new loan originations and customers increasing balances on their lines of credit, which were both partially offset by normal loan payments and payoffs.

Securities decreased $72.9 million to $435.9 million at December 31, 2015 from $508.8 million at December 31, 2014. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $326.5 million at December 31, 2015 and $343.4 million at December 31, 2014, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association. There were no privately issued mortgage-backed securities in the portfolio at December 31, 2015 and 2014.

Debt securities issued by government-sponsored enterprises were $34.1 million at December 31, 2015 and $67.5 million at December 31, 2014. Securities issued by government-sponsored enterprises include bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Corporate bonds totaled $45.1 million and $51.0 million at December 31, 2015 and 2014, respectively. We began investing in investment-grade corporate bonds during the second quarter of 2012 as a means of diversifying our securities portfolio while also increasing the average yield on the portfolio. We also invest in municipal bonds primarily issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured. Municipal bonds were $9.6 million at December 31, 2015 and $24.3 million at December 31, 2014. In addition, we have investments in FHLBB stock, common stock and mutual funds that invest only in securities allowed by the OCC.

Total deposits increased $66.2 million to $900.4 million at December 31, 2015, compared to $834.2 million at December 31, 2014. Time deposits increased $38.0 million to $395.7 million at December 31, 2015 from $357.7 million at December 31, 2014. Money market accounts increased $15.3 million to $242.6 million at December 31, 2015 from $227.3 million at December 31, 2014. Checking accounts increased $12.6 million to $186.8 million at December 31, 2015 from $174.2 million at December 31, 2014. Regular savings accounts increased $200,000 to $75.2 million at December 31, 2015 from $75.0 million at December 31, 2014.

Short-term borrowings increased $34.4 million to $128.4 million at December 31, 2015 from $94.0 million at December 31, 2014. Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings from the FHLBB were $93.8 million and $62.8 million at December 31, 2015 and 2014, respectively. Customer repurchase agreements increased $3.5 million to $34.7 million at December 31, 2015 from $31.2 million at December 31, 2014. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2015, we had $147.4 million in long-term debt with the FHLBB and $5.9 million in customer repurchase agreements. This compares to $216.7 million in FHLBB advances, $10.0 million in securities sold under repurchase agreements and $5.8 million in customer repurchase agreements at December 31, 2014. The decrease of $79.3 million in long-term debt for the year ended December 31, 2015 was primarily due to maturing FHLBB long-term advances that were repaid and not renewed. In addition, during 2015, we prepaid $29.0 million in FHLBB borrowings with a weighted average rate of 2.87% and incurred a prepayment expense of $707,000. We also prepaid $10.0 million in repurchase agreements with a rate of 2.65% and incurred a prepayment expense of $593,000.

At December 31, 2015 and 2014, we had forward starting interest rate swap contracts with a combined notional value of $107.5 million and $155.0 million, respectively. The swap contracts have start dates through the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the variable rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”); however, the valuation of the swaps is expected to change in the opposite direction of the valuations on the available-for-sale securities portfolio. This is consistent with our objective to reduce total volatility in tangible book value and AOCI. During the second quarter of 2015, we terminated a forward-starting interest rate swap with a notional amount of $35.0 million and incurred a termination fee of $1.6 million, and in the fourth quarter of 2015, we terminated a forward-starting interest rate swap with a notional amount of $12.5 million and incurred a termination fee of $847,000. Both termination fees will be amortized monthly over a five-year period as a component of interest expense and other comprehensive income over the term of the previously hedged borrowing.

Shareholders’ equity was $139.5 million and $142.5 million, which represented 10.4% and 10.8% of total assets at December 31, 2015 and December 31, 2014, respectively. The decrease in shareholders’ equity reflects the repurchase of 515,604 shares of our common stock at a cost of $3.9 million pursuant to our stock repurchase program, a decrease in accumulated other comprehensive income of $3.5 million primarily due to the change in market values of securities and interest rate swaps and the payment of regular dividends amounting to $2.1 million. This was partially offset by net income of $5.7 million for the year ended December 31, 2015 and an increase of $715,000 related to the recognition of share-based compensation.

Comparison of Operating Results for Years Ended December 31, 2015 and 2014

General. Net income for the year ended December 31, 2015 was $5.7 million, or $0.33 per diluted share, compared to $6.2 million, or $0.34 per diluted share, for the same period in 2014.

Interest and Dividend Income. Total interest and dividend income increased $1.5 million to $42.5 million for the year ended December 31, 2015 compared to $41.0 million for the same period in 2014.

The increase in interest and dividend income was primarily the result of executing on our strategy to improve the balance sheet mix by decreasing securities while increasing loans. At December 31, 2015, the average balance of loans increased $83.5 million to $766.5 million, while the average balance of securities decreased $31.9 million to $472.6 million. The balance of interest-earning assets increased $49.8 million to $1.3 billion for the year ended December 31, 2015, compared to $1.2 billion for the same period in 2014. The average yield on interest-earning assets, on a tax-equivalent basis, decreased 3 basis points to 3.38% for the year ended December 31, 2015 from 3.41% for the same period in 2014.

Interest income on loans increased $2.7 million to $30.5 million for the year ended December 31, 2015 from $27.8 million for the year ended December 31, 2014. The tax-equivalent yield on loans decreased 10 basis points from 4.10% for the year 2014 to 4.00% for the same period in 2015. The increase in interest income on loans for the year ended December 31, 2015 was due to the average balance of loans increasing $83.5 million in executing our strategy to improve the balance sheet mix by reinvesting cash flows from securities sales and pay downs into loans.

Interest income on securities decreased $1.4 million to $11.5 million for the year ended December 31, 2015 from $12.9 million for the year ended December 31, 2014. The tax-equivalent yield on securities decreased 14 basis points from 2.64% for the year 2014 to 2.50% for the same period in 2015. The decrease in interest income and tax-equivalent yield on securities for the year ended December 31, 2014 was primarily due to the average balance of securities decreasing $31.9 million in executing our strategy to improve the balance sheet mix by reinvesting cash flows from securities sales and pay downs into loans.

Interest Expense. Interest expense for the year ended December 31, 2015 increased $871,000 to $10.8 million from $9.9 million for the comparable 2014 period. This was attributable to a 4 basis point increase in the average cost of interest-bearing liabilities to 1.03% for the year ended December 31, 2015 from 0.99% in 2014. The increase in the cost of interest-bearing liabilities was primarily due to an increase in rates on short-term borrowings and long-term debt along with an increase in the average volume of time deposits. The cost of short-term borrowings and long-term debt increased 20 basis points to 1.71% for the year ended December 31, 2015 from 1.51% for the year ended December 31, 2014, primarily due to the conversion of variable rates of interest on certain FHLBB advances to fixed interest rates in conjunction with our interest rate swaps. In addition, the average balance of time deposits increased $47.0 million to $390.2 million at December 31, 2015 from $343.2 million for the comparable 2014 period. Interest expense on time deposits increased $431,000 to $4.6 million for the year ended December 31, 2015 from $4.2 million for the comparable 2014 period.

Net Interest and Dividend Income. Net interest and dividend income increased $614,000 to $31.7 million for the year ended December 31, 2015 as compared to $31.1 million for same period in 2014. The net interest margin, on a tax-equivalent basis, was 2.53% and 2.60% for the years ended December 31, 2015 and 2014, respectively. The increase in net interest income was primarily driven by an increase in the volume of our average interest-earnings assets, which was partially offset by an increase in the average volume of and cost of interest-bearing liabilities.

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

The amount that we provided for loan losses during the year ended December 31, 2015 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in the balances of commercial real estate loans and residential real estate loans, the downgrade of two commercial loan relationships to a higher risk profile for allowance purposes during the fourth quarter of 2015 and a decrease in net charge-offs. After evaluating these factors, we recorded a provision for loan losses of $1.3 million for the year ended December 31, 2015, compared to $1.6 million for the same period in 2014. The allowance was $8.8 million at December 31, 2015 and $7.9 million at December 31, 2014, respectively. The allowance for loan losses as a percentage of total loans was 1.08% and 1.10% at December 31, 2015 and 2014, respectively.

Commercial real estate loans increased $24.6 million to $303.0 million at December 31, 2015 from $278.4 million at December 31, 2014. Residential real estate loans increased $60.6 million to $298.1 million at December 31, 2015. We consider residential real estate loans to contain less credit risk and market risk than commercial and industrial loans and commercial real estate. In addition, although still performing, two commercial loan relationships were downgraded to a higher risk profile for allowance purposes that resulted in an additional $230,000 in provision expense for the fourth quarter of 2015.

Net charge-offs were $383,000 for the year ended December 31, 2015. This comprised charge-offs of $476,000 for the year ended December 31, 2015, offset by recoveries of $93,000. Net charge-offs were $1.1 million for the year ended December 31, 2014. This comprised charge-offs of $1.2 million for the year ended December 31, 2014, offset by recoveries of $137,000.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income. Noninterest income increased $405,000 to $4.9 million for the year ended December 31, 2015 compared to $4.5 million for the same period in 2014.

The primary reason for the increase in noninterest income was due to an increase in service charges and fees, which increased $515,000 to $3.1 million for the year ended December 31, 2015 from $2.6 million for the year ended December 31, 2014. Fees collected from insufficient funds, overdraft and card-based transactions increased $307,000 for the year ended December 31, 2015. The 2015 year reflects a $130,000 one-time credit pertaining to a vendor contract renegotiation in addition to an increase in customer debit card and automated teller machine transactions. Wealth management fees increased $56,000 to $110,000 for the year ended December 31, 2015, compared to $54,000 for the year ended December 31, 2014. We introduced the addition of wealth management services during the first quarter of 2014.

Net gains on the sales of securities were $1.5 million and $320,000 for the years ended December 31, 2015 and 2014, respectively. The net gains for the years ended December 31, 2015 and 2014 were primarily the result of management selling securities to fund loan growth and decrease the expected duration of the portfolio. For the year ended December 31, 2015, we also prepaid a repurchase agreement and FHLBB advances and incurred prepayment expenses of $1.3 million. The repurchase agreement was in the amount of $10.0 million with a cost of 2.65% and incurred a prepayment expense of $593,000. FHLBB advances were in the amount of $29.0 million with a weighted average rate of 2.87% and incurred a prepayment expense of $707,000.

Noninterest Expense. Noninterest expense increased $1.5 million to $27.4 million for the year ended December 31, 2015, from $25.9 million for the same period in 2014. The increase in noninterest expense for the year ended December 31, 2015 was due to an increase in salaries and benefits of $701,000 mainly the result of an increase in employee benefits costs. Occupancy expense increased $163,000 for the year ended December 31, 2015 due to the addition of the Enfield branch in November 2014 as well as normal improvements to premises.

Income Taxes. The provision for income taxes was $2.1 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. The effective tax rate was 27.1% for the year ended December 31, 2015 and 23.4% for the same period in 2014. While income before tax was comparable, the change in effective tax rate is primarily due to maintaining slightly lower levels of tax-advantaged income such as bank-owned life insurance (“BOLI”) and tax-exempt municipal obligations for the year ended December 31, 2015.

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

Income Taxes. The provision for income taxes was $1.9 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate was 23.4% for the year ended December 31, 2014 and 21.7% for the same period in 2013. The change in effective tax rate is primarily due to the net gain on BOLI death benefits recognized during the year ended December 31, 2013. In addition, we also maintained slightly lower levels of tax-advantaged income such as bank-owned life insurance (“BOLI”) and tax-exempt municipal obligations for the year ended December 31, 2014.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Outstanding borrowings from the FHLBB were $241.2 million at December 31, 2015, and $279.5 million at December 31, 2014. At December 31, 2015, we had $116.5 million in available borrowing capacity with the FHLBB. We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans. In addition, we have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. At December 31, 2015 and 2014, we did not have an outstanding balance under this line. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$590	$898	$717	$3,576	$5,781

Borrowings and Debt
Federal Home Loan Bank	128,690	89,500	23,000	—	241,190
Securities sold under agreements to repurchase	40,575	—	—	—	40,575
Total borrowings and debt	169,265	89,500	23,000	—	281,765

Credit Commitments
Available lines of credit	91,828	—	16	28,195	120,039
Other loan commitments	50,491	28,767	—	82	79,340
Letters of credit	3,218	—	392	255	3,865
Total credit commitments	145,537	28,767	408	28,532	203,244

Other Obligations
Vendor Contracts	934	1,075	372	—	2,381

Total Obligations	$316,326	$120,240	$24,497	$32,108	$493,171

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2015, we originated loans of $147.6 million, compared to $164.3 million in 2014. Under our residential real estate loan program, we refer our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans are underwritten, originated and serviced by a third-party mortgage company. Purchases of securities totaled $143.7 million for the year ended December 31, 2015 and $66.8 million for the year ended December 31, 2014. At December 31, 2015, we had loan commitments to borrowers of approximately $83.2 million, and available home equity and unadvanced lines of credit of approximately $120.0 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $66.1 million and $17.1 million during the years ended December 31, 2015 and 2014, respectively. Time deposit accounts scheduled to mature within one year were $240.7 million at December 31, 2015. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2015, Westfield Financial and the Bank exceeded each of the applicable regulatory capital requirements. Westfield Financial had tier 1 leverage capital of $150.4 million, or 11.2% to adjusted average assets, common equity tier 1 capital to risk weighted assets of $150.4, or 16.2%, tier 1 capital to risk weighted assets of $150.4 million, or 16.2%, and total capital of $159.4 million or 17.2% to risk weighted assets. The Bank had tangible equity to tangible assets of 10.6%, tier 1 leverage capital of $142.4 million, or 10.6% to adjusted average assets, common equity tier 1 capital to risk weighted assets of $142.4, or 15.4%, tier 1 capital to risk weighted assets of $142.4 million or 15.4%, and total capital to risk weighted assets of $151.3 million or 16.4%. See Note 11, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements.

We do not anticipate any material capital expenditures during calendar year 2016, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

Our primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest bearing checking accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	maintaining the diversity of our existing loan portfolio through a balanced approach of growing the residential mortgages, primarily by purchasing loans from a New England-based bank as a means of supplementing our loan growth, and commercial loans and commercial real estate loan originations, which typically have variable rates and shorter terms than residential mortgages;

•	emphasizing investments with an expected average duration of five years or less; and

•	using interest rate swaps to manage the interest rate position of the balance sheet.

In 2015, cash flows from investment securities were used to fund increases the residential loan portfolio, which generated higher yields than investments in a low rate environment. However management has continued its emphasis on growing commercial loans has which have variable rates and shorter maturities than residential loans. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

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

Net Interest and Dividend Income Simulation. We use a simulation model to monitor net interest income at risk under different interest rate environments using a static balance sheet, in which balances remain constant and principal cash flows are reinvested into similar balance sheet categories. We measure sensitivity primarily by evaluating the impact of ramped interest rate changes on net interest income compared to modeled net interest income if rates remain unchanged. The changes in interest income and interest expense due to changes in interest rates reflect the repricing characteristics of our interest-earning assets and interest-bearing liabilities.

The table below sets forth as of December 31, 2015 the estimated changes in net interest and dividend income for the following 12 month period resulting from parallel rate movements up 200 basis points and down 100 basis points ramped over one year compared to rates remaining unchanged.

For the Year Ending December 31, 2016
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
200	30,838	-5.43%
0	32,608	0.0%
-100	31,525	-3.32%

The repricing and/or new rates of assets and liabilities moved in tandem with market rates. However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount. Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index, repricing spread, caps and floors. Prepayment speed assumptions were based upon the difference between the account rate and the current market rate. We also evaluate changes interest rate sensitivity under various scenarios including but not limited to nonparallel shifts in the yield curve, variances in prepayment speeds and variances to correlations of instrument rates to market indexes.

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

Management Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Wolf & Company, P.C., our independent registered public accounting firm, regarding our internal control over financial reporting as of December 31, 2015 is included elsewhere in this report.

ITEM 9B.          OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Westfield Financial, Inc.

We have audited Westfield Financial, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Westfield Financial, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Westfield Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2015 consolidated financial statements of Westfield Financial, Inc. and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 11, 2016

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2016.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Leo R. Sagan, Jr.

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ Laura Benoit	Director
Laura Benoit

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Lisa G. McMahon	Director
Lisa G. McMahon

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Charles E. Sullivan	Director
Charles E. Sullivan

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

/s/ Christos A. Tapases	Director
Christos A. Tapases

EXHIBIT INDEX

3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the SEC on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Form 10-K filed with the SEC on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the SEC on November 8, 2011).

10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).

10.3*	The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the SEC on April 28, 2006).

10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the SEC on July 13, 2006).

10.5*	Amended and Restated Benefit Restoration Plan of Westfield Financial, Inc. (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).

10.6*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).

10.7*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).

10.8*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).

10.9	Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).

10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).

10.11*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).

10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).

10.13*	Employment Agreement between Gerald P. Ciejka and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).

10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).

10.15*	Employment Agreement between Allen J. Miles, III and Westfield Financial, Inc. (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).

10.16*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on May 24, 2002).

10.17*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on April 25, 2003).

10.18*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on May 24, 2002).

10.19*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 25, 2003).

10.20*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on June 18, 2007).

10.21*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 14, 2008).

10.22*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on June 18, 2007).

10.23*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on April 14, 2008).

10.24*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).

21.1	Subsidiaries of Westfield Financial (incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the SEC on March 15, 2013).

23.1†	Consent of Wolf & Company, P.C.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the annual report on Form 10-K of Westfield Financial, Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT oF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Westfield Financial, Inc.

We have audited the accompanying consolidated balance sheets of Westfield Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westfield Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 11, 2016, expressed an unqualified opinion thereon.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 11, 2016

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
CASH AND DUE FROM BANKS	$9,891	$10,294
FEDERAL FUNDS SOLD	100	269
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	3,712	8,222
CASH AND CASH EQUIVALENTS	13,703	18,785

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	182,590	215,750
SECURITIES HELD TO MATURITY (Fair value of $237,619, and $277,636 at December 31, 2015 and December 31, 2014, respectively)	238,219	278,080
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,074	14,934
LOANS - Net of allowance for loan losses of $8,840 and $7,948 at December 31, 2015 and December 31, 2014, respectively	809,373	716,738
PREMISES AND EQUIPMENT, Net	13,564	11,703
ACCRUED INTEREST RECEIVABLE	3,878	4,213
BANK-OWNED LIFE INSURANCE	50,230	48,703
DEFERRED TAX ASSET, Net	10,881	8,819
OTHER ASSETS	2,418	2,371
TOTAL ASSETS	$1,339,930	$1,320,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$157,844	$136,186
Interest-bearing	742,519	698,032
Total deposits	900,363	834,218

SHORT-TERM BORROWINGS	128,407	93,997
LONG-TERM DEBT	153,358	232,479
OTHER LIABILITIES	18,336	16,859
TOTAL LIABILITIES	1,200,464	1,177,553

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 18,267,747 shares issued and outstanding at December 31, 2015; 18,734,791 shares issued and outstanding at December 31, 2014	183	187
Additional paid-in capital	108,210	111,696
Unearned compensation - ESOP	(6,952)	(7,469)
Unearned compensation - Equity Incentive Plan	(313)	(95)
Retained earnings	49,316	45,699
Accumulated other comprehensive loss	(10,978)	(7,475)
Total shareholders’ equity	139,466	142,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,339,930	$1,320,096

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$23,769	$21,953	$20,204
Commercial and industrial loans	6,594	5,749	5,064
Consumer loans	158	141	140
Debt securities, taxable	10,777	11,880	14,302
Debt securities, tax-exempt	602	833	1,067
Equity securities	162	176	152
Other investments	396	246	93
Federal funds sold, interest-bearing deposits and other short-term investments	18	13	9
Total interest and dividend income	42,476	40,991	41,031
INTEREST EXPENSE:
Deposits	5,571	5,177	5,525
Long-term debt	4,133	4,326	4,591
Short-term borrowings	1,090	420	174
Total interest expense	10,794	9,923	10,290
Net interest and dividend income	31,682	31,068	30,741
PROVISION (CREDIT) FOR LOAN LOSSES	1,275	1,575	(256)
Net interest and dividend income after provision (credit) for loan losses	30,407	29,493	30,997

NONINTEREST INCOME (LOSS):
Service charges and fees	3,132	2,617	2,404
Income from bank-owned life insurance	1,527	1,523	1,549
Gain on bank-owned life insurance death benefit	—	—	563
Loss on prepayment of borrowings	(1,300)	—	(3,370)
Gain on sales of securities, net	1,506	320	3,126
Total noninterest income	4,865	4,460	4,272
NONINTEREST EXPENSE:
Salaries and employees benefits	15,410	14,709	15,458
Occupancy	3,239	3,076	2,898
Computer operations	2,361	2,341	2,340
Professional fees	2,178	1,936	2,033
OREO expense	—	—	22
FDIC insurance assessment	800	713	655
Other	3,445	3,134	3,236
Total noninterest expense	27,433	25,909	26,642
INCOME BEFORE INCOME TAXES	7,839	8,044	8,627
INCOME TAX PROVISION	2,124	1,882	1,871
NET INCOME	$5,715	$6,162	$6,756

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.33	$0.34	$0.34
Weighted average shares outstanding	17,497,620	18,183,739	20,079,251
Diluted earnings per share	$0.33	$0.34	$0.34
Weighted average diluted shares outstanding	17,497,620	18,183,739	20,079,265

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$5,715	$6,162	$6,756

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (losses) gains	(1,505)	3,398	(20,970)
Reclassification adjustment for net gains realized in income (1)	(1,506)	(320)	(3,126)
Amortization of net unrealized loss on held-to-maturity securities (2)	(527)	(55)	(234)
Net unrealized (losses) gains	(3,538)	3,023	(24,330)
Tax effect	1,220	(1,045)	8,371
Net-of-tax amount	(2,318)	1,978	(15,959)

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(3,337)	(7,684)	1,755
Reclassification adjustment for loss realized in interest expense (3)	519	190	—
Reclassification adjustment for termination fee realized in interest expense (4)	223	—	—
Net adjustments pertaining to derivative instruments	(2,595)	(7,494)	1,755
Tax effect	882	2,548	(597)
Net-of-tax amount	(1,713)	(4,946)	1,158

Defined benefit pension plans:
Gains (losses) arising during the period	674	(2,312)	1,608
Reclassification adjustments(5):
Actuarial loss	125	—	117
Transition asset	—	(10)	(11)
Net adjustments pertaining to defined benefit plans	799	(2,322)	1,714
Tax effect	(271)	790	(583)
Net-of-tax amount	528	(1,532)	1,131

Other comprehensive loss	(3,503)	(4,500)	(13,670)

Comprehensive income (loss)	$2,212	$1,662	$(6,914)

(1)	Reported as gains on sales of securities, net in noninterest income. The tax provision applicable to net realized gains was $517,000, $109,000 and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax benefits associated with the amortization were $182,000, $18,000 and $80,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustments were $176,000 and $65,000 for the years ended December 31, 2015 and 2014, respectively.

(4)	Termination fee on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefit associated with the reclassification adjustment was $76,000 for the year ended December 31, 2015.

(5)	Amounts represent the amortization of the actuarial loss and transition asset and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were benefits of $43,000 and $36,000 for the years ended December 31, 2015 and 2013 and an expense of $3,000 for the year ended December 31, 2014 respectively.

See accompanying notes to consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2012	22,843,722	$228	$144,718	$(8,553)	$(265)	$42,364	$10,695	$189,187
Comprehensive income (loss)	—	—	—	—	—	6,756	(13,670)	(6,914)
Common stock held by ESOP committed to be released (81,803 shares)	—	—	49	550	—	—	—	599
Share-based compensation - stock options	—	—	128	—	—	—	—	128
Share-based compensation - equity incentive plan	—	—	—	—	126	—	—	126
Excess tax shortfall from equity incentive plan	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	(2,703,053)	(27)	(20,365)	—	—	—	—	(20,392)
Issuance of common stock in connection with equity incentive plan	—	—	48	—	(48)	—	—	—
Tender offer to purchase outstanding options, including tax impact of $566,000	—	—	(2,717)	—	—	—	—	(2,717)
Cash dividends declared and paid ($0.29 per share)	—	—	—	—	—	(5,872)	—	(5,872)
BALANCE AT DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income (loss)	—	—	—	—	—	6,162	(4,500)	1,662
Common stock held by ESOP committed to be released (79,345 shares)	—	—	42	534	—	—	—	576
Share-based compensation - equity incentive plan	—	—	—	—	92	—	—	92
Excess tax shortfall from equity incentive plan	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	(1,405,878)	(14)	(10,205)	—	—	—	—	(10,219)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121
Cash dividends declared and paid ($0.21 per share)	—	—	—	—	—	(3,832)	—	(3,832)
BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income (loss)	—	—	—	—	—	5,715	(3,503)	2,212
Common stock held by ESOP committed to be released (76,888 shares)	—	—	65	517	—	—	—	582
Share-based compensation - equity incentive plan	—	—	—	—	131	—	—	131
Excess tax benefit from equity incentive plan	—	—	2	—	—	—	—	2
Common stock repurchased	(515,604)	(5)	(3,901)	—	—	—	—	(3,906)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(2,098)	—	(2,098)
BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466

See accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$5,715	$6,162	$6,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,275	1,575	(256)
Depreciation and amortization of premises and equipment	1,315	1,189	1,102
Net amortization of premiums and discounts on securities and mortgage loans	4,670	4,263	4,248
Net amortization of premiums on modified debt	383	610	627
Share-based compensation expense	131	92	254
ESOP expense	582	576	599
Excess tax (benefit) expense from equity incentive plan	(2)	1	1
Excess tax expense in connection with tender offer completion	—	—	566
Net gains on sales of securities	(1,506)	(320)	(3,126)
Loss on sale of other real estate owned	—	—	6
Loss on prepayment of borrowings	1,300	—	3,370
Deferred income tax (benefit) expense	(231)	(193)	980
Income from bank-owned life insurance	(1,527)	(1,523)	(1,549)
Gain on Bank-owned life insurance death benefit	—	—	(563)
Changes in assets and liabilities:
Accrued interest receivable	335	(12)	401
Other assets	(56)	(150)	(21)
Other liabilities	(308)	77	807
Net cash provided by operating activities	12,076	12,347	14,202
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	(2,620)	—	(3,461)
Proceeds from calls, maturities, and principal collections	39,372	14,433	6,064
Securities, available for sale:
Purchases	(141,074)	(66,784)	(212,765)
Proceeds from sales	134,437	71,738	206,788
Proceeds from calls, maturities, and principal collections	36,298	24,135	61,270
Purchase of residential mortgages	(90,743)	(53,272)	(37,700)
Loan originations and principal payments, net	(3,261)	(34,522)	(4,946)
(Purchase) redemption of Federal Home Loan Bank of Boston stock, net	(140)	697	(1,362)
Proceeds from sale of other real estate owned	—	—	958
Purchases of premises and equipment	(3,220)	(1,937)	(1,020)
Proceeds from sale of premises and equipment	44	40	—
Disbursement of Bank-owned life insurance gain	—	—	(282)
Proceeds from payout on Bank owned life insurance	—	—	1,437
Net cash (used in) provided by investing activities	(30,907)	(45,472)	14,981
FINANCING ACTIVITIES:
Net increase in deposits	66,145	17,106	63,699
Net change in short-term borrowings	34,410	45,800	(21,737)
Repayment of long-term debt	(80,804)	(21,650)	(66,620)
Proceeds from long-term debt	—	5,142	32,139
Return of dividends issued in connection with equity incentive plan	—	121	—
Tender offer to purchase outstanding options	—	—	(2,151)
Excess tax expense in connection with tender offer completion	—	—	(566)
Cash dividends paid	(2,098)	(3,832)	(5,872)
Common stock repurchased	(3,906)	(10,518)	(20,093)
Excess tax benefits (expense) in connection with equity incentive plan	2	(1)	(1)
Net cash provided by (used in) financing activities	13,749	32,168	(21,202)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(5,082)	(957)	7,981
Beginning of year	18,785	19,742	11,761
End of year	$13,703	$18,785	$19,742

Supplemental cashflow information:
Securities reclassified from available-for-sale to held-to-maturity	$—	$—	$299,203
Securities reclassified to loan portfolio	—	606	—
Net cash due to broker for common stock repurchased	—	—	299

See the accompanying notes to consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Westfield Financial, Inc. (“Westfield Financial,” the “Company,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 13 banking offices in western Massachusetts and Granby and Enfield, Connecticut, and its primary sources of revenue are earnings on loans to small and middle-market businesses and to residential property homeowners and income from securities.

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

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. We are required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract and line of credit with BBN. The required reserve amounted to $690,000 at December 31, 2015 and 2014, respectively.

Securities and Mortgage-Backed Securities - Debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income (loss). We do not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in noninterest income on the trade date. The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

Derivatives - We enter into interest rate swap agreements as part of our interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on our intended use for interest rate swaps, these are hedging instruments subject to hedge accounting provisions. Cash flow hedges are recorded at fair value in other assets or liabilities within our balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness assessed as part of our quarterly analysis is recorded directly to earnings. We would discontinue hedge accounting if the derivative was not expected to be or ceased to be highly effective as a hedge, and record changes in fair value of the derivative in earnings.

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

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2015, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer. Residential real estate loans include classes for residential and home equity. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2015, 2014 and 2013.

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

Residential real estate –All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80 percent and do not grant subprime loans.

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

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2015 and 2014.

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

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2015 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2015, 2014, or 2013.

Earnings per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate solely to stock options and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)

Net income applicable to common stock	$5,715	$6,162	$6,756

Average number of common shares issued	18,509	19,274	21,254
Less: Average unallocated ESOP Shares	(1,011)	(1,090)	(1,171)
Less: Average ungranted equity incentive plan shares	—	—	(4)

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	17,498	18,184	20,079

Basic and diluted earnings per share	$0.33	$0.34	$0.34

Antidilutive shares (1)	—	—	833

(1)	Options outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock. At December 31, 2015 and 2014, there were no stock options outstanding.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Net unrealized gains (losses) on securities available for sale	$(2,343)	$668
Tax effect	812	(226)
Net-of-tax amount	(1,531)	442

Net unamortized losses on securities transferred from available-for-sale to held-to-maturity	(2,314)	(1,787)
Tax effect	799	617
Net-of-tax amount	(1,515)	(1,170)

Fair value of derivatives used for cash flow hedges	(6,064)	(5,739)
Termination fee	(2,270)	—
Total derivatives	(8,334)	(5,739)
Tax effect	2,833	1,951
Net-of-tax amount	(5,501)	(3,788)

Unrecognized deferred loss pertaining to defined benefit plan	(3,685)	(4,484)
Tax effect	1,254	1,525
Net-of-tax amount	(2,431)	(2,959)

Accumulated other comprehensive loss	$(10,978)	$(7,475)

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 by component:

	Securities	Derivatives	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$(2,706)	$1,158	$(1,427)	$(2,975)
Current-period other comprehensive (loss) income	1,978	(4,946)	(1,532)	(4,500)
Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)

Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive (loss) income	(2,318)	(1,713)	528	(3,503)
Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)

With regard to defined benefit plans, an actuarial loss of $87,000 is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2016. There is no amortization of a transition asset expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. Early application is permitted, but only for annual reporting periods beginning after December 31, 2016. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

2.            SECURITIES

Securities available for sale are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale securities:
Government-sponsored mortgage-backed securities	$138,186	$—	$(2,227)	$135,959
U.S. Government guaranteed mortgage-backed securities	11,030	—	(127)	10,903
Corporate bonds	21,176	45	(85)	21,136
State and municipal bonds	2,794	7	—	2,801
Government-sponsored enterprise obligations	4,000	—	(49)	3,951
Mutual funds	6,438	—	(191)	6,247
Common and preferred stock	1,309	284	—	1,593

Total available for sale securities	184,933	336	(2,679)	182,590

Held to maturity securities:
Government-sponsored mortgage-backed securities	$148,085	$1,319	$(1,515)	$147,889
U.S. Government guaranteed mortgage-backed securities	29,174	166	(66)	29,274
Corporate bonds	23,969	64	(316)	23,717
State and municipal bonds	6,845	68	(102)	6,811
Government-sponsored enterprise obligations	30,146	254	(472)	29,928

Total held to maturity securities	238,219	1,871	(2,471)	237,619

Total	$423,152	$2,207	$(5,150)	$420,209

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale securities:
Government-sponsored mortgage-backed securities	$139,637	$423	$(847)	$139,213
U.S. Government guaranteed mortgage-backed securities	1,591	7	(12)	1,586
Corporate bonds	25,711	532	(20)	26,223
State and municipal bonds	16,472	562	—	17,034
Government-sponsored enterprise obligations	24,066	69	(156)	23,979
Mutual funds	6,296	8	(128)	6,176
Common and preferred stock	1,309	230	—	1,539

Total available for sale securities	215,082	1,831	(1,163)	215,750

Held to maturity securities:
Government-sponsored mortgage-backed securities	$164,001	$2,384	$(1,453)	$164,932
U.S. Government guaranteed mortgage-backed securities	38,566	34	(607)	37,993
Corporate bonds	24,751	76	(248)	24,579
State and municipal bonds	7,285	59	(94)	7,250
Government-sponsored enterprise obligations	43,477	257	(852)	42,882

Total held to maturity securities	278,080	2,810	(3,254)	277,636

Total	$493,162	$4,641	$(4,417)	$493,386

Our repurchase agreements and FHLBB advances are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Notes 6 and 7).

The amortized cost and fair value of securities at December 31, 2015, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations and mortgage-backed securities amortize monthly.

	December 31, 2015
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$2,322	$2,287	$9,649	$9,501
Due after five years through ten years	13,187	12,907	35,723	35,014
Due after ten years	133,707	131,668	131,887	132,648
Total	$149,216	$146,862	$177,259	$177,163

Debt securities:
Due in one year or less	$—	$—	$178	$178
Due after one year through five years	15,303	15,213	24,145	23,897
Due after five years through ten years	12,667	12,675	33,179	33,005
Due after ten years	—	—	3,458	3,376
Total	$27,970	$27,888	$60,960	$60,456

Gross realized gains and losses on sales of securities for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Gross gains realized	$1,638	$801	$3,978
Gross losses realized	(132)	(481)	(852)
Net gain realized	$1,506	$320	$3,126

Proceeds from the sales of securities available for sale amounted to $134.4 million, $71.7 million and $206.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2015
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$2,090	$129,731	$137	$6,228
U.S. Government guaranteed mortgage-backed securities	116	10,290	11	613
Corporate bonds	85	13,374	—	—
Government-sponsored enterprise obligations	49	3,951	—	—
Mutual funds	32	4,478	159	1,769

Total available for sale	2,372	161,824	307	8,610

Held to maturity:
Government-sponsored mortgage-backed securities	$947	$45,760	$568	$32,825
U.S. Government guaranteed mortgage-backed securities	37	2,522	29	15,401
Corporate bonds	204	5,412	112	13,382
State and municipal bonds	—	—	102	4,809
Government-sponsored enterprise obligations	—	—	472	20,193

Total held to maturity	1,188	53,694	1,283	86,610

Total	$3,560	$215,518	$1,590	$95,220

	December 31, 2014
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$47	$20,637	$800	$56,830
U.S. Government guaranteed mortgage-backed securities	—	—	12	677
Corporate bonds	17	4,438	3	1,497
Government-sponsored enterprise obligations	52	9,189	104	7,396
Mutual funds	—	—	128	5,103

Total available for sale	116	34,264	1,047	71,503

Held to maturity:
Government-sponsored mortgage-backed securities	$200	$10,292	$1,253	$65,526
U.S. Government guaranteed mortgage-backed securities	—	—	607	31,951
Corporate bonds	128	5,684	120	13,918
State and municipal bonds	—	—	94	4,853
Government-sponsored enterprise obligations	—	—	852	33,224

Total held to maturity	328	15,976	2,926	149,472

Total	$444	$50,240	$3,973	$220,975

	December 31, 2015
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Amortized Cost Basis	Gross Unrealized Loss	Depreciation from AC Basis (%)	Number of Securities	Amortized Cost Basis	Gross Unrealized Loss	Depreciation from AC Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	53	$178,528	$3,037	1.7%	9	$39,758	$705	1.8%
U.S. government guaranteed mortgage-backed securities	3	12,965	153	1.2	3	16,054	40	0.2
Government sponsored enterprise obligations	2	4,000	49	1.2	4	20,665	472	2.3
Corporate Bonds	11	19,075	289	1.5	4	13,494	112	0.8
Mutual funds	2	4,510	32	0.7	1	1,928	159	8.2
State and municipal bonds	—	—	—	—	9	4,911	102	2.1
		$219,078	$3,560			$96,810	$1,590

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other-than-temporary.

3.            LOANS

Loans consisted of the following amounts:	December 31,
	2015	2014
	(In thousands)
Commercial real estate	$303,036	$278,405
Residential real estate:
Residential	298,052	237,436
Home equity	43,512	40,305
Commercial and industrial	168,256	165,728
Consumer	1,534	1,542
Total loans	814,390	723,416
Unearned premiums and deferred loan fees and costs, net	3,823	1,270
Allowance for loan losses	(8,840)	(7,948)
	$809,373	$716,738

During 2015 and 2014, we purchased residential real estate loans aggregating $90.7 million and $53.3 million, respectively. These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At December 31, 2015 and 2014, we serviced loans for participants aggregating $19.5 million and $20.5 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $1.0 million and $1.1 million at December 31, 2015 and 2014, respectively. Net service fee income of $4,000, $4,000 and $5,000 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in service charges and fees on the consolidated statements of income.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2012	$3,406	$1,746	$2,167	$13	$462	$7,794
Provision (credit)	9	40	148	11	(464)	(256)
Charge-offs	(20)	(80)	(208)	(33)	—	(341)
Recoveries	155	1	84	22	—	262
Balance at December 31, 2013	$3,550	$1,707	$2,191	$13	$(2)	$7,459
Provision	505	376	649	42	3	1,575
Charge-offs	(350)	(31)	(787)	(55)	—	(1,223)
Recoveries	—	1	121	15	—	137
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision	151	428	605	46	45	1,275
Charge-offs	—	(58)	(345)	(73)	—	(476)
Recoveries	—	8	51	34	—	93
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840

Further information pertaining to the allowance for loan losses by segment at December 31, 2015 and 2014 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2015
Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated and not deemed impaired	3,856	2,431	2,485	22	46	8,840
Total allowance for loan losses	3,856	2,431	2,485	22	46	8,840

Loans individually evaluated and deemed impaired	3,732	399	3,363	—	—	7,494
Loans collectively or individually evaluated and not deemed impaired	299,304	341,165	164,893	1,534	—	806,896
Total loans	$303,036	$341,564	$168,256	$1,534	$—	$814,390

December 31, 2014
Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated and not deemed impaired	3,705	2,053	2,174	15	1	7,948
Total allowance for loan losses	3,705	2,053	2,174	15	1	7,948

Loans individually evaluated and deemed impaired	3,104	291	4,436	—	—	7,831
Loans collectively or individually evaluated and not deemed impaired	275,301	277,450	161,292	1,542	—	715,585
Total loans	$278,405	$277,741	$165,728	$1,542	$—	$723,416

The following is a summary of past due and non-accrual loans by class at December 31, 2015 and 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
December 31, 2015
Commercial real estate	$348	$730	$20	$1,098	$—	$3,237
Residential real estate:
Residential	638	—	908	1,546	—	1,470
Home equity	230	124	—	354	—	—
Commercial and industrial	127	649	445	1,221	—	3,363
Consumer	30	—	—	30	—	10
Total	$1,373	$1,503	$1,373	$4,249	$—	$8,080

December 31, 2014
Commercial real estate	$3,003	$—	$529	$3,532	$—	$3,257
Residential real estate:
Residential	314	61	1,158	1,533	—	1,323
Home equity	252	—	1	253	—	1
Commercial and industrial	169	—	394	563	—	4,233
Consumer	22	—	3	25	—	16
Total	$3,760	$61	$2,085	$5,906	$—	$8,830

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2015			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial real estate	$3,732	$4,403	$—	$3,332	$27
Residential real estate	399	543	—	330	—
Commercial and industrial	3,363	4,408	—	3,671	—
Total impaired loans	$7,494	$9,354	$—	$7,333	$27

				Year Ended
	At December 31, 2014			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,104	$3,662	$—	$2,267	$—
Residential real estate	291	407	—	223	—
Commercial and industrial	4,436	5,181	—	2,032	—
Total	7,831	9,250	—	4,522	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	8,382	576
Commercial and industrial	—	—	—	600	41
Total	—	—	—	8,982	617

Total impaired loans	$7,831	$9,250	$—	$13,504	$617

No interest income was recognized for impaired loans on a cash-basis method during the years ended December 31, 2015 or 2014. Interest income recognized during the year ended December 31, 2014 related to TDRs.

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

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off to the allowance.

There were no significant loans modified in the TDRs during the years ended December 31, 2015 or 2014.

No TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring during the years ended December 31, 2015 and 2014.

As of December 31, 2015, we have not committed to lend any additional funds for loans that are classified as impaired. There were $345,857 in charge-offs on TDRs during the year ended December 31, 2015. There were no charge-offs on TDRs during the years ended December 31, 2014 or 2013.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $23.1 million and $16.8 million at December 31, 2015 and 2014, respectively. We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at December 31, 2015 and December 31, 2014:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
December 31, 2015
Loans rated 1 – 3	$269,124	$296,582	$43,512	$135,416	$1,524	$746,158
Loans rated 4	27,053	—	—	16,060	—	43,113
Loans rated 5	138	—	—	434	—	572
Loans rated 6	6,721	1,470	—	16,346	10	24,547
	$303,036	$298,052	$43,512	$168,256	$1,534	$814,390

December 31, 2014
Loans rated 1 – 3	$234,010	$236,113	$40,282	$139,109	$1,526	$651,040
Loans rated 4	33,305	—	—	16,841	—	50,146
Loans rated 5	7,833	—	22	5,545	—	13,400
Loans rated 6	3,257	1,323	1	4,233	16	8,830
	$278,405	$237,436	$40,305	$165,728	$1,542	$723,416

4.             PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
	(In thousands)

Land	$4,121	$1,826
Buildings	13,738	13,293
Leasehold improvements	2,209	2,156
Furniture and equipment	12,334	11,951
Total	32,402	29,226

Accumulated depreciation and amortization	(18,838)	(17,523)

Premises and equipment, net	$13,564	$11,703

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $1.3 million, $1.2 million and $1.1 million, respectively.

5.            DEPOSITS

Deposit accounts by type and weighted average rates are summarized as follows:

	December 31,
	2015		2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand:
Interest-bearing	$28,913	0.30%	$37,983	0.24%
Noninterest-bearing deposits	157,844	—	136,186	—

Savings:
Regular	75,225	0.11	74,970	0.10
Money market	242,647	0.34	227,330	0.37

Time certificates of deposit	395,734	1.20	357,749	1.19

Total deposits	$900,363	0.64%	$834,218	0.63%

Time deposits of $250,000 or more totaled $108.6 million at December 31, 2015. Interest expense on time deposits of $250,000 or more totaled $1.0 million for the year ended December 31, 2015.

At December 31, 2015, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2016	$240,662
2017	66,138
2018	26,512
2019	39,341
2020	23,070
2021	11
$395,734

Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Regular	$79	$80	$119
Money market	830	846	762
Time	4,583	4,152	4,509
Interest-bearing demand	79	99	135
	$5,571	$5,177	$5,525

Cash paid for interest on deposits totaled $5.6 million, $5.2 million and $5.5 million for years ended December 31, 2015, 2014 and 2013, respectively.

6.             SHORT-TERM BORROWINGS

FHLBB Advances – We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2015 and 2014. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2015, there were no advances outstanding under this line. Under this same line, there was a $1.8 million advance outstanding at December 31, 2014.

FHLBB advances, including line of credit advances, with an original maturity of less than one year, amounted to $93.8 million and $62.8 million at December 31, 2015 and 2014, respectively, at a weighted average rate of 0.44% and 0.33%, respectively.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

BBN Advances – We have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. There were no advances outstanding under this line at December 31, 2015 and 2014. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

PNC Advances – We have a $50.0 million line of credit with PNC Bank at an interest rate determined and reset by PNC on a daily basis. There were no advances outstanding under the line at December 31, 2015 and 2014.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2015	2014
	(Dollars in thousands)
Balance outstanding at end of year	$34,657	$31,164
Maximum amount outstanding during year	48,582	44,435
Average amount outstanding during year	38,883	35,657
Weighted average interest rate at end of year	0.20%	0.19%
Amortized cost of collateral pledged at end of year (1)	67,440	63,660
Fair value of collateral pledged at end of year (1)	69,948	65,992

(1)	Includes collateral pledged toward $5.9 million in long-term customer repurchase agreements.

Our repurchase agreements are collateralized by government-sponsored enterprise obligations with a fair value of $6.5 million and $21.6 million, and certain mortgage-backed securities with a fair value of $63.5 million and $44.4 million, at December 31, 2015 and 2014, respectively. The weighted average interest rate on the pledged collateral was 3.64% and 3.56% at December 31, 2015 and 2014, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

Cash paid for interest on short-term borrowings totaled $1,068,000, $414,000 and $111,000 for years ended December 31, 2015, 2014 and 2013, respectively.

7.            LONG-TERM DEBT

FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain mortgage-backed securities.

	Amount		Weighted Average Rate
	2015	2014	2015	2014
	(In thousands)
Fixed-rate advances maturing:
2015	$—	$30,573	—%	1.4%
2016	24,940	53,757	1.3	2.2
2017	47,500	47,500	2.4	2.4
2018	20,000	10,000	2.0	2.2
2019	16,000	5,000	2.5	3.2
2020	7,000	7,000	1.8	1.8
	115,440	153,830	2.1%	2.1%
Variable-rate advances maturing:
2015	—	9,877	—	0.9
2016	10,000	10,000	1.7	1.4
2018	22,000	32,000	2.1	0.4
2019	—	11,000	—	(0.1)
	32,000	62,877	2.0	0.5

Total advances	$147,440	$216,707	2.1%	1.6%

At December 31, 2015 and 2014, securities pledged as collateral to the FHLB had a carrying value of $212.3 million and $257.5 million, respectively.

Customer Repurchase Agreements - At December 31, 2015, we had one long-term customer repurchase agreement for $5.9 million with a rate of 2.5% and a final maturity in 2016. At December 31, 2014, we had one long-term customer repurchase agreement for $5.8 million with a rate of 2.5% and a final maturity in 2015.

Securities Sold Under Agreements to Repurchase – The following securities sold under agreements to repurchase are secured by government-sponsored enterprise obligations with a carrying value of $12.6 million as of December 31, 2014. There were no such securities sold under repurchase agreements as of December 31, 2015.

	Amount		Weighted Average Rate
	2015	2014	2015	2014
	(In thousands)
Fixed-rates maturing:
2018	$—	$10,000	—%	2.7%

Cash paid for interest on long-term debt totaled $4.1 million, $4.3 million and $4.6 million for years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, we prepaid $10.0 million in repurchase agreements with a rate of 2.65% and incurred a prepayment penalty of $593,000. Also during 2015, we prepaid $19.0 million of long-term FHLBB advances with a weighted average cost of 2.87% and incurred a prepayment penalty of $707,000.

8.            STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued and outstanding as of December 31, 2015. Any shares forfeited because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

In May 2014, our shareholders approved a new stock-based compensation plan under which up to 516,000 shares of our common stock have been reserved for future grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of Westfield Financial. Authorized but unissued shares are issued to awardees upon vesting of such awards. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Restricted shares awarded vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. At December 31, 2015, 48,560 restricted stock awards had been granted under this plan.

A summary of the status of unvested restricted stock awards at December 31, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2014	13,000	$8.07
Shares granted	48,560	7.18
Shares vested	(7,400)	8.02
Balance at December 31, 2015	54,160	$7.28

The aggregate fair value of restricted stock vested during 2015 was $58,016. We recorded total expense for restricted stock awards of $131,000, $92,000 and $126,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Tax benefits related to equity incentive plan expense were $44,000, $31,000 and $43,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Unrecognized compensation cost for stock awards was $313,000 at December 31, 2015 with a remaining term of 3.34 years.

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

At December 31, 2015, the remaining principal balances are payable as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$447
2017	447
2018	447
2019	447
2020	447
Thereafter	6,140
$8,375

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $582,000, $576,000 and $599,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Shares held by the ESOP include the following at December 31, 2015 and 2014:

	2015	2014
Allocated	776,517	739,506
Committed to be allocated	76,888	79,345
Unallocated	963,863	1,040,751
	1,817,268	1,859,602

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $8.1 million and $7.6 million at December 31, 2015 and 2014, respectively. ESOP shares are considered outstanding for earnings per share calculations as they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

9.            RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$23,634	$19,039	$18,752
Service cost	1,234	1,000	1,170
Interest	902	824	763
Actuarial (gain) loss	(2,040)	3,085	(1,540)
Benefits paid	(1,272)	(314)	(106)
Benefit obligation at end of year	22,458	23,634	19,039

Change in plan assets:
Fair value of plan assets at beginning of year	15,947	13,811	12,200
Actual return (loss) on plan assets	(242)	1,725	992
Employer contribution	800	725	725
Benefits paid	(1,272)	(314)	(106)
Fair value of plan assets at end of year	15,233	15,947	13,811

Funded status and accrued benefit at end of year	$(7,225)	$(7,687)	$(5,228)

Accumulated benefit obligation at end of year	$16,885	$16,423	$13,192

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2015	2014
Discount rate	4.35%	4.00%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2015	2014	2013
	(In thousands)
Service cost	$1,234	$1,000	$1,170
Interest cost	902	824	763
Expected return on assets	(1,134)	(959)	(948)
Amortization of transition asset	—	(10)	(12)
Amortization of actuarial loss	118	—	117

Net periodic pension cost	$1,120	$855	$1,090

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	2015	2014	2013
Discount rate	4.00%	5.00%	4.00%
Expected return on plan assets	7.50	7.50	8.00
Rate of compensation increase	4.00	4.00	4.00

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2015
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$—	$3,962	$—	$3,962
Small/mid U.S. equity	—	926	—	926
International equity	—	1,495	—	1,495
Balanced/asset allocation	—	741	—	741
Fixed income	—	8,109	—	8,109
	$—	$15,233	$—	$15,233

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$—	$3,845	$—	$3,845
Small/mid U.S. equity	—	924	—	924
International equity	—	1,385	—	1,385
Balanced/asset allocation	—	744	—	744
Short-term fixed income	—	1,582	—	1,582
Fixed income	—	7,467	—	7,467
	$—	$15,947	$—	$15,947

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore, although management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. The target allocation mix for the pension plan for 2015 was an equity-based investment deployment of 42% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee. The remainder of the portfolio is allocated to fixed income at 58% of total assets. The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2016	$2,082
2017	526
2018	1,126
2019	954
2020	911
In aggregate for 2021 – 2025	9,561

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2016.

401(k) - Employees are eligible to participate in a 401(k) plan. We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan. Our contributions to the plan were $224,000, $236,000 and $231,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2015.

December 31, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$6,064
Total derivatives designated as hedging instruments		$—		$6,064

December 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$9	Other Liabilities	$5,748
Total derivatives designated as hedging instruments		$9		$5,748

At December 31, 2015 and 2014, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at December 31, 2015 and 2014:

December 31, 2015	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	2.3	0.32%	1.52%	$(330)
Forward starting interest rate swaps on FHLBB borrowings	67,500	6.5	—	3.42%	(5,734)
Total cash flow hedges	$107,500	4.9			$(6,064)

December 31, 2014	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Received	Paid	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	3.3	0.23%	1.52%	$(268)
Forward starting interest rate swaps on FHLBB borrowings	115,000	6.7	—	3.11%	(5,471)
Total cash flow hedges	$155,000	5.8			$(5,739)

The forward-starting interest rate swaps with notional amounts of $67.5 million commence in 2016.

During the second quarter of 2015, we terminated a forward-starting interest rate swap with a notional amount of $35.0 million and incurred a termination fee of $1.6 million. In addition, during the fourth quarter of 2015, we terminated a forward-starting interest rate swap with a notional amount of $12.5 million and incurred a termination fee of $847,000. Both fees will be amortized monthly over a five-year period as a component of interest expense and other comprehensive income over the term of the previously hedged borrowing.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings in 2015 or 2014.

We are hedging our exposure to the variability in future cash flows for forecasted borrowings over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net (loss) gain of our cash flow hedges for the period indicated.

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Years Ended December 31,
	2015	2014
	(In thousands)
Interest rate swaps	$(3,337)	$(7,684)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. During the years ended December 31, 2015 and 2014, we reclassified $742,000 and $190,000 into interest expense, respectively. During the next 12 months, we estimate that $1.7 million will be reclassified as an increase in interest expense. During the years ended December 31, 2015 and 2014, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At December 31, 2015 and 2014, we had a net liability position of $6.2 million and $5.9 million with our counterparties, respectively.

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods. Westfield Financial’s and the Bank’s capital ratios as of December 31, 2015 and 2014 are set forth in the following table.

As of December 31, 2015, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$159,386	17.20%	$74,136	8.00%	N/A	N/A
Bank	151,327	16.36	74,006	8.00	$92,508	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	55,602	6.00	N/A	N/A
Bank	142,427	15.40	55,505	6.00	74,006	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	41,702	4.50	N/A	N/A
Bank	142,427	15.40	41,629	4.50	60,130	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	150,444	11.16	53,876	4.00	N/A	N/A
Bank	142,427	10.58	53,871	4.00	67,339	5.00

December 31, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$158,016	18.68%	$67,675	8.00%	N/A	—
Bank	150,392	17.81	67,549	8.00	$84,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,018	17.73	33,838	4.00	N/A	—
Bank	142,383	16.86	33,775	4.00	50,662	6.00
Tier 1 Capital (to Adjusted Total Assets):
Consolidated	150,018	11.30	53,103	4.00	N/A	—
Bank	142,383	10.74	53,035	4.00	66,293	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2015	2014
	(In thousands)
Consolidated GAAP capital	$139,466	$142,543
Net unrealized losses on available-for-sale securities, net of tax	3,046	728
Unrealized loss on defined benefit pension plan, net of tax	2,431	2,959
Accumulated net loss on cash flow hedges, net of tax	5,501	3,788
Tier 1 and Common Equity Tier 1 capital	150,444	150,018

Unrealized gains on certain available-for-sale equity securities	42	50
Allowance for loan losses and unfunded loan commitments	8,900	7,948

Total regulatory capital	$159,386	$158,016

On March 13, 2014, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 1,970,000 shares, or 10% of our outstanding shares of common stock. On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of December 31, 2015, there were 484,668 shares remaining to be purchased under the new repurchase program.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2015 and 2014, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $74.0 million and $67.6 million of our equity in the net assets of the Bank was restricted at December 31, 2015 and 2014, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.

12.          INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
Current tax provision:
Federal	$2,036	$1,854	$795
State	319	221	96
Total	2,355	2,075	891

Deferred tax (benefit) provision:
Federal	(231)	(188)	980
State	—	(5)	—
Total	(231)	(193)	980

Total	$2,124	$1,882	$1,871

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2015	2014	2013

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.7	1.8	0.7
Tax exempt income	(3.2)	(4.1)	(4.7)
Bank-owned life insurance (BOLI)	(6.6)	(6.4)	(6.1)
Gain on life insurance proceeds	—	—	(3.3)
Tax benefit of stock option buyout	—	—	(2.1)
Other, net	0.2	(1.9)	3.2

Effective tax rate	27.1%	23.4%	21.7%

Cash paid for income taxes for the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $2.0 million and $941,000, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,006	$2,702
Net unrealized loss on derivative and hedging activity	2,833	1,951
Employee benefit and share-based compensation plans	2,283	2,133
Defined benefit plan	1,254	1,525
Net unamortized loss on securities transferred from available for sale to held to maturity	799	617
Net unrealized loss on securities available for sale	908	—
Other-than-temporary impairment write-down	110	110
Other	498	312
	11,691	9,350
Deferred tax liabilities:
Deferred loan fees	(646)	(267)
Net unrealized gain on securities available for sale	(96)	(226)
Other	(68)	(38)
	(810)	(531)

Net deferred tax asset	$10,881	$8,819

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

We do not have any uncertain tax positions at December 31, 2015 or 2014 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest was recorded for the years ended December 31, 2015 and 2014, and no penalties were recorded for the years ended December 31, 2015, 2014 and 2013. Interest of $9,000 was recorded for the year ended December 31, 2013.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2012 are open.

13.          TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2015	2014
	(In thousands)

Balance at beginning of year	$2,881	$6,225
Principal distributions	534	504
Repayments of principal	(707)	(3,897)
Change in related party status	(1,670)	49

Balance at end of year	$1,038	$2,881

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$120,039	$110,411
Loan commitments	41,496	49,897
Existing construction loan agreements	37,844	11,419
Standby letters of credit	3,865	3,033

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

We also have a risk participation agreement (“RPA”) with another financial institution. The RPA is a guarantee to share credit risk associated with an interest rate swap on a participation loan in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loan and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPA. Per the terms of the RPA, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2015, believe sufficient collateral is available to cover potential swap losses. The term of the RPA, which corresponds to the term of the underlying swap, is 10 years. At December 31, 2015, the fair value of the interest rate swap was $164,000 of which we guarantee 50% of the amount in a default event. The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swap and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2015, we would have been required to make payments of approximately $82,000.

Standby letters of credit are written conditional commitments issued by us that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2015, outstanding commitments to extend credit totaled $203.2 million, with $35.7 million in fixed rate commitments with interest rates ranging from 2.25% to 18.00% and $167.5 million in variable rate commitments. At December 31, 2014, outstanding commitments to extend credit totaled $174.8 million, with $33.2 million in fixed rate commitments with interest rates ranging from 2.45% to 18.00% and $141.6 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2046. Certain of the leases provide for renewal periods for up to forty years at our discretion. Rent expense under operating leases was $677,000, $707,000, and $671,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2015, are as follows:

Year Ending December 31,	Amount
(In thousands)

2016	$590
2017	464
2018	434
2019	413
2020	304
Thereafter	3,576
$5,781

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

15.          CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts. As of December 31, 2015 and 2014, our residential and commercial related real estate loans represented 79.2% and 76.9% of total loans, respectively. Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$135,959	$—	$135,959
U.S. Government guaranteed mortgage-backed securities	—	10,903	—	10,903
Corporate bonds	—	21,136	—	21,136
State and municipal bonds	—	2,801	—	2,801
Government-sponsored enterprise obligations	—	3,951	—	3,951
Mutual funds	6,247	—	—	6,247
Common and preferred stock	1,593	—	—	1,593
Total assets	$7,840	$174,750	$—	$182,590

Liabilities:
Interest rate swaps	$—	$6,064	$—	$6,064

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$139,213	$—	$139,213
U.S. Government guaranteed mortgage-backed securities	—	1,586	—	1,586
Corporate bonds	—	26,223	—	26,223
State and municipal bonds	—	17,034	—	17,034
Government-sponsored enterprise obligations	—	23,979	—	23,979
Mutual funds	6,176	—	—	6,176
Common and preferred stock	1,539	—	—	1,539
Total securities available for sale	7,715	208,035	—	215,750
Interest rate swaps	—	9	—	9
Total assets	$7,715	$208,044	$—	$215,759

Liabilities:
Interest rate swaps	$—	$5,748	$—	$5,748

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2015 and 2014.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2015 and 2014.

	At			Year Ended
	December 31, 2015			December 31, 2015
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$2,111	$(224)
Total assets	$—	$—	$2,111	$(224)

	At			Year Ended
	December 31, 2014			December 31, 2014
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$5,149	$(1,036)
Total assets	$—	$—	$5,149	$(1,036)

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2015 or 2014.

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$13,703	$13,703	$—	$—	$13,703
Securities available for sale	182,590	7,840	174,750	—	182,590
Securities held to maturity	238,219	—	237,619	—	237,619
Federal Home Loan Bank of Boston and other restricted stock	15,074	—	—	15,074	15,074
Loans - net	809,373	—	—	797,596	797,596
Accrued interest receivable	3,878	—	—	3,878	3,878
Derivative assets	—	—	—	—	—

Liabilities:
Deposits	900,363	—	—	901,400	901,400
Short-term borrowings	128,407	—	128,407	—	128,407
Long-term debt	153,358	—	155,433	—	155,433
Accrued interest payable	446	—	—	446	446
Derivative liabilities	6,064	—	6,064	—	6,064

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$18,785	$18,785	$—	$—	$18,785
Securities available for sale	215,750	7,715	208,035	—	215,750
Securities held to maturity	278,080	—	277,636	—	277,636
Federal Home Loan Bank of Boston and other restricted stock	14,934	—	—	14,934	14,934
Loans - net	716,738	—	—	721,818	721,818
Accrued interest receivable	4,213	—	—	4,213	4,213
Derivative assets	9	—	9	—	9

Liabilities:
Deposits	834,218	—	—	834,838	834,838
Short-term borrowings	93,997	—	93,997	—	93,997
Long-term debt	232,479	—	236,457	—	236,457
Accrued interest payable	501	—	—	501	501
Derivative liabilities	5,748	—	5,748	—	5,748

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

We operate only in the U.S. domestic market, primarily in western Massachusetts and northern Connecticut. For the years ended December 31, 2015, 2014 and 2013, there is no customer that accounted for more than 10% of our revenue.

18.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2015	2014
	(In thousands)
ASSETS:
Cash equivalents	$53	$178
Securities available for sale	1,593	1,539
Investment in subsidiaries	131,387	134,836
ESOP loan receivable	8,375	8,822
Other assets	6,683	6,184
TOTAL ASSETS	148,091	151,559

LIABILITIES:
ESOP loan payable	8,375	8,822
Other liabilities	250	194
EQUITY	139,466	142,543
TOTAL LIABILITIES AND EQUITY	$148,091	$151,559

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
INCOME:
Dividends from subsidiaries	$6,557	$14,712	$26,964
Interest income from securities	20	31	16
ESOP loan interest income	706	741	777
Gain on sale of securities, net	—	—	3
Total income	7,283	15,484	27,760

OPERATING EXPENSE:
Salaries and employee benefits	743	697	879
ESOP interest	706	741	777
Other	556	503	586
Total operating expense	2,005	1,941	2,242

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND INCOME TAXES	5,278	13,543	25,518

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES	90	(7,655)	(19,073)

NET INCOME BEFORE TAXES	5,368	5,888	6,445

INCOME TAX BENEFIT	(347)	(274)	(311)

NET INCOME	$5,715	$6,162	$6,756

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$5,715	$6,162	$6,756
Dividends in excess of earnings of (less than) subsidiaries	(90)	7,655	19,073
Net realized securities gains	—	—	(3)
Change in other liabilities	(409)	(409)	198
Change in other assets	(52)	175	(487)
Other, net	713	667	1,422

Net cash provided by operating activities	5,877	14,250	26,959

INVESTING ACTIVITIES:
Purchase of securities	(125)	(235)	(349)
Proceeds from principal collections of securities	—	—	1,307
Sales of securities	125	235	352

Net cash provided by investing activities	—	—	1,310

FINANCING ACTIVITIES:
Cash dividends paid	(2,098)	(3,832)	(5,872)
Common stock repurchased	(3,906)	(10,518)	(20,093)
Tender offer to purchase outstanding options	—	121	(2,151)
Excess tax expense in connection with tender offer completion	—	—	(566)
Excess tax benefit (shortfall) from share-based compensation	2	(1)	(1)

Net cash used in financing activities	(6,002)	(14,230)	(28,683)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(125)	20	(414)

CASH AND CASH EQUIVALENTS
Beginning of year	178	158	572

End of year	$53	$178	$158

Supplemental cashflow information:
Net cash due to broker for common stock repurchased	—	—	299

19.             OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2015, 2014 and 2013.

20.             SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated. The year to date totals may differ slightly due to rounding.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,188	$10,494	$10,974	$10,820
Interest expense	2,598	2,715	2,814	2,667

Net interest and dividend income	7,590	7,779	8,160	8,153

Provision for loan losses	300	350	150	475
Other noninterest income	1,005	1,247	1,163	1,243

Loss on prepayment of borrowings	(593)	(278)	(429)	—
Gain (loss) on sales of securities, net	817	276	414	(1)
Noninterest expense	6,711	6,865	6,867	6,990

Income before income taxes	1,808	1,809	2,291	1,930
Income tax provision	470	445	680	529
Net income	$1,338	$1,364	$1,611	$1,401

Basic earnings per share	$0.08	$0.08	$0.09	$0.08
Diluted earnings per share	$0.08	$0.08	$0.09	$0.08

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,034	$10,143	$10,343	$10,471
Interest expense	2,379	2,442	2,509	2,593

Net interest and dividend income	7,655	7,701	7,834	7,878

Provision for loan losses	100	450	750	275
Other noninterest income	1,049	1,018	1,039	1,033

Gain on sales of securities, net	29	21	226	44
Noninterest expense	6,534	6,531	6,348	6,496

Income before income taxes	2,099	1,759	2,001	2,184
Income tax provision	451	417	491	523
Net income	$1,648	$1,342	$1,510	$1,661

Basic earnings per share	$0.09	$0.07	$0.08	$0.09
Diluted earnings per share	$0.09	$0.07	$0.08	$0.09

