Form 10-K/A
period 2015-12-31
WESTFIELD FINANCIAL INC
filed 2016-04-29
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-16767

(Commission File Number)

Westfield Financial, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

141 Elm Street, Westfield, Massachusetts 01085

(Address of principal executive offices, including zip code)

(413) 568-1911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant i (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of Westfield Financial, Inc. was $139,748,265 as of April 21, 2016.

As of April 22, 2016, Westfield Financial, Inc. had 18,267,747 shares of common stock outstanding.

Explanatory Note

Westfield Financial, Inc. (the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K. No changes are being made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.

As reported on the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2016, the Company has entered into an Agreement and Plan of Merger dated as of April 4, 2016 with Chicopee Bancorp, Inc.(the “Merger Agreement”), pursuant to which Chicopee Bancorp would merge with and into Westfield Financial, Inc. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016. As a result of the Merger Agreement, the Company’s Board of Directors has decided to postpone its 2016 Annual Meeting of Shareholders. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of shareholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

The information provided below is biographical information about each of our directors and executive officers. Age and other information in each director’s biography are as of December 31, 2015.

Directors

Laura Benoit, 49, has been a director of our Board since 2014. Ms. Benoit has been the Treasurer and Co-Owner of Baystate Fuel Oil, Inc., a fuel distribution company located in Agawam, Massachusetts, since 1985. Ms. Benoit also is a former member of the board of directors of the Western Mass Fuel Dealers Association. Ms. Benoit received an Associate’s degree in Business Administration from Holyoke Community College. Ms. Benoit’s finance, accounting and small business management experience provides her with the qualifications and skills to serve as a director.

Donna J. Damon, 57, has been a director of our Board since 2011. Ms. Damon is the President and owner of New England Concrete Cutting, Inc., a construction company specializing in concrete cutting and drilling located in Agawam, Massachusetts. She also serves as an executive officer and the office manager for two separate companies, Witch Equipment of New England, Inc. and Witch Enterprises, Inc. Ms. Damon also serves on various community boards. Ms. Damon’s experience in human resource, office management and business administration, including financial management and employee benefit administration provides her with the qualifications and skills to serve as a director.

James C. Hagan, 54, has been a director of our Board since 2009, our Chief Executive Officer since December 31, 2008 and our President since June 2005. Mr. Hagan served as Chief Operating Officer of the Company and Westfield Bank from June 2005 until December 2008. Prior to that, he served as Senior Vice President and Commercial Loan Department Manager of Westfield Bank from 1998. From 1994 through 1998, Mr. Hagan was a Vice President at Westfield Bank. Prior to 1994, Mr. Hagan worked as a commercial lender and manager at other New England based banking institutions. He received a Bachelor of Science from Westfield State College and received a Master’s of Business Administration from American International College. Mr. Hagan’s expertise in credit administration, commercial lending and management through his various roles within the Company and within other New England based banking institutions provides him with the qualifications and skills to serve as a director.

Lisa G. McMahon, 57, has been a director of our Board since 2014. Ms. McMahon is a manager of university advancement with Westfield State University. Ms. McMahon came to the University in 2013 after leaving Merrill Lynch where she obtained her general securities license and license to become a registered investment advisor representative. From 2007 to 2012, Ms. McMahon was the executive director of the Westfield Business Improvement District, Inc. Ms. McMahon received a Bachelor of Science degree from Our Lady of the Elms College. Ms. McMahon’s business experience and extensive work with micro businesses, nonprofits, and community relations provides her with the qualifications and skills to serve as a director.

Steven G. Richter, 60, has been a director of our Board since 2011. Mr. Richter is the founder, former owner, operator and President of Micro Test Laboratories, Inc., a contract testing and manufacturing support operation for the pharmaceutical and biotechnology industries. He is currently the Chief Science Officer of Accuratus Lab Services, Inc. which purchased Microtest Laboratories, Inc. in 2014. He is a graduate of the University of Massachusetts with a Bachelor’s of Science in Microbiology. Mr. Richter went on to receive his Master of Sciences degree in Biological Sciences from the University of Massachusetts-Lowell and his Ph.D. in Sterilization Sciences from Columbia Pacific University. Mr. Richter has served in a biotechnological advisory capacity for small business with former Massachusetts Governors Romney and Patrick. Mr. Richter is also actively involved in research and development with the University of Massachusetts. Mr. Richter’s experience in small business administration and management, including financial and business operations matters provides him with the qualifications and skills to serve as a director.

Philip R. Smith, 60, has been a director of our Board since 2009. Mr. Smith has been a partner at Bacon & Wilson, P.C., one of the largest regional law firms in western Massachusetts specializing in Real Estate, Business Law and Estate planning, since 2001. He has served as a past board member of the Westfield Chamber of Commerce in Westfield, Massachusetts, and is a member of the Westfield State College Foundation and the Westfield Community Development Corporation. He is a graduate of the University of New Hampshire and received a J.D. from New England School of Law and an LL.M. in taxation from Boston University. Mr. Smith’s experience in commercial and residential lending and business law through his many years of legal practice provides him with the qualifications and skills to serve as a director.

Kevin M. Sweeney, 50, has been a director of our Board since 2013. Mr. Sweeney has been a Principal of Sweeney Strategic Consulting since 2012, where he advises non-profit and for-profit organizations regarding critical finance, strategic and operational decisions. Mr. Sweeney also served as the interim President and Chief Executive Officer of Develop Springfield, where he had had overall strategic and operational responsibility. Mr. Sweeney previously spent 19 years with the MassMutual Financial Group, where he was most recently a Managing Director of MassMutual Capital Partners LLC and was responsible for strategic mergers and acquisitions, private equity investments, and other transactions for MassMutual and its affiliated companies. He also served as Chairman of the board of directors of MassMutual Trust Company, FSB. Mr. Sweeney is also a Professor of Practice with the School of Business of Worcester Polytechnic Institute (WPI) in Worcester, MA, specializing in Finance. In addition to his teaching with WPI and his consulting, Mr. Sweeney is a visiting Lecturer with Columbia University. Mr. Sweeney has also been a Senior Lecturer with Western New England University College of Business and an Adjunct Professor of Law at the Western New England University School of Law. Mr. Sweeney also serves on the board of directors of two private organizations and he is a member of the advisory board of another. Mr. Sweeney received a Bachelor of Arts from the University of Massachusetts – Amherst, a Doctor of Law from the University of Wisconsin Law School and an M.B.A. jointly from New York University Stern School of Business, the London School of Economics & Political Science, and the HEC School of Management in Paris, France. Mr. Sweeney’s experience as a senior executive at a Fortune 500 company and his vast academic experience and organizational consulting ventures provides him with the qualifications and skills to serve as a director.

Christos A. Tapases, 55, has been a director of our Board since 2013. Mr. Tapases is a Principal at Corbin & Tapases, P.C. and has been practicing public accounting since 1982. Mr. Tapases joined the firm in 1984 after gaining valuable experience with Arthur Andersen & Co. Mr. Tapases has been a certified public accountant since 1987 and is also the Plans and Training Officer for the City of Westfield Emergency Management Agency. Mr. Tapases received a Bachelor of Science from American International College. Mr. Tapases’ management and accounting experience as a certified public accountant provides him with the qualifications and skills to serve as a director.

Donald A. Williams, 72, has been a director since 1983 and has been the Chairman of our Board since 2005. Mr. Williams served as President of Westfield Savings Bank from 1983 through 2005 and the Company from its inception in 2001 through 2005. He later went on to serve as Chief Executive Officer as well until his retirement from the position in 2008. He has been employed in the banking industry since 1972. Mr. Williams received a Bachelor of Science with an emphasis on Finance and Insurance from Northeastern University and a graduate degree in accounting from Western New England College. Mr. Williams’ previous positions with the Company and Westfield Bank and his experience in banking and financial and regulatory management provide him with the qualifications and skills to serve as a director.

Retiring Director

Charles E. Sullivan, 73, has been a director of our Board since 1992. Mr. Sullivan, currently retired, was a Certified Public Accountant at the firm of Sullivan, Poulin & Payne P.C., located in West Springfield, Massachusetts. He has been a Certified Public Accountant since 1968. Mr. Sullivan brings to his position over 40 years of accounting experience, as well as a plethora of industry-related knowledge. He received a Bachelor of Science in Business Administration from American International College. Mr. Sullivan’s expertise in public and small business company accounting, disclosure and financial system management, auditing and general financial management provides him with the qualifications and skills to serve as a director.

Executive Officers

The following are our executive officers who are not also members of the Board and therefore are not listed above. The executive officers hold office until their respective successors have been elected and qualified, or until death, resignation or removal by the Board. In addition, we have entered into employment agreements with certain of our executive officers, which set forth the terms of their employment. See “Compensation Discussion and Analysis – Other Benefits – Employment Agreements and Change of Control Agreements.”

Gerald P. Ciejka, age 55, serves as Senior Vice President, General Counsel and Director of Human Resources of the Company and Westfield Bank and is our Secretary. Mr. Ciejka was previously a partner at the Springfield, Massachusetts law firm of Bulkley, Richardson and Gelinas in the business organization and real estate departments. From 1997 to 2004, he served as branch manager and senior underwriting counsel for First American Title Insurance Company and Chicago Title Insurance Company.

Louis O. Gorman, age 56, serves as Senior Vice President of Credit Administration and Chief Credit Officer. Mr. Gorman has served as Chief Credit Officer since 2010 and as Vice President of Credit Administration since 2009. Prior to that, Mr. Gorman was a commercial loan officer for the Company and Westfield Bank and also performed the same function at other New England based banking institutions.

Deborah J. McCarthy, age 57 serves as Senior Vice President and is the Manager of the Operations and Information Systems Departments. She has worked for Westfield Bank in numerous capacities since 1979.

Allen J. Miles, III, age 53, was appointed Executive Vice President effective December 31, 2008. Prior to that, Mr. Miles served as Senior Vice President and Chief Lending Officer of the Company and Westfield Bank since August 2005. From 1998 to 2005 he served as Vice President and Commercial Loan Officer.

Kevin C. O’Connor, age 56, serves as Senior Vice President of Retail Banking, Retail Lending and Marketing; he joined the Company in February 2010. Mr. O’Connor has over twenty-five years’ experience in retail and branch banking and had previously worked at both national and regional banking institutions as a Vice President and regional manager of retail banking and sales, including small business sales.

Leo R. Sagan, Jr., age 53, serves as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Westfield Bank. Prior to his appointment, Mr. Sagan served as the Vice President and Controller of the Company and Westfield Bank since 2003, as Controller of the Company and Westfield Bank from 2002 to 2003 and as Assistant Treasurer of the Company and Westfield Bank from 1999 to 2002.

Director Nomination Process

It is the policy of the Nominating and Corporate Governance Committee to select individuals as director nominees who shall have the highest personal and professional integrity, who shall have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the shareholders. When considering candidates for the Board, the Nominating and Corporate Governance Committee takes into account the candidate’s qualifications, experience and independence from management. Shareholder nominees, if any, would be analyzed by the Nominating and Corporate Governance Committee in the same manner as nominees that are identified by the Nominating and Corporate Governance Committee. If the Nominating and Corporate Governance Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election. The Nominating and Corporate Governance Committee also has the authority to retain any search firm to assist in the identification of director candidates. However, the Nominating and Corporate Governance Committee has not retained any such search firm, and we do not pay a fee to any third party to identify or evaluate director candidates.

In accordance with our Bylaws, nominations of individuals for election to the Board at an annual meeting of shareholders may be made by any shareholder of record entitled to vote for the election of directors at such meeting who provides timely notice in writing to our Secretary at our principal executive office. To be timely, a shareholder’s notice must be delivered to or received by our Secretary not less than 120 calendar days in advance of the anniversary date of our proxy statement released to shareholders in connection with the previous year’s annual meeting of shareholders. Submissions must include the full name of the proposed nominee and include a detailed background of the suggested candidate, and a representation that the nominating shareholder is a beneficial or record holder of our common stock. If a nomination is not properly brought before the meeting in accordance with our Bylaws, the Chairman of the meeting may determine that the nomination was not properly brought before the meeting and shall not be considered. For additional information about our director nomination requirements, please see our Bylaws.

Audit Committee

During 2015, the Audit Committee was chaired by Mr. Sullivan with Ms. Benoit and Messrs. Richter, Smith, and Tapases as members. The Audit Committee assists the Board by overseeing the audit coverage and monitoring the accounting, financial reporting, data processing, regulatory and internal control environments.

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

The Board reviews the NASDAQ Listing Rules’ definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 under the Exchange Act). The Board has also determined that Mr. Tapases qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. The Board has adopted a written charter for the Audit Committee that is available to shareholders on our website at www.westfieldbank.com.

Code of Ethics

We have adopted a Conflict of Interest Policy and Code of Conduct, which applies to all our employees and officers. We have also adopted a Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for us, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers is available to shareholders on our website at www.westfieldbank.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet address set forth above. We did not amend or grant any waivers of a provision of our Code of Ethics during 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to, we believe that all of our directors, officers and applicable shareholders timely filed these reports.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

We believe that our executive compensation program is aligned with the interests of shareholders based on the Company’s 2015 performance and serves to reward and retain our executives. The following are highlights of the Company’s performance in 2015:

•	Total loans increased $93.5 million, or 12.9%, to $818.2 million at December 31, 2015 compared to $724.7 million at December 31, 2014 and securities declined $72.9 million, or 14.3%, to $435.9 million at December 31, 2015, compared to $508.8 million at December 31, 2014, in order to fund that loan growth.
•	Net interest and dividend income increased $614,000 to $31.7 million for the year ended December 31, 2015, compared to $31.1 million for the year ended December 31, 2014.
•	The net interest margin for the year ended December 31, 2015 decreased 7 basis points to 2.53%, as compared to 2.60% for the year ended December 31, 2014 resulting from a 3 basis point decrease in the yield on average interest-earnings assets along with a 4 basis point increase in the cost of average interest-bearing liabilities.
•	The efficiency ratio, excluding non-core items, was 75.5% for the year ended December 31, 2015, compared to 73.6% for the year ended December 31, 2014.
•	Total deposits increased $66.2 million, or 7.9%, to $900.4 million at December 31, 2015, compared to $834.2 million at December 31, 2014.
•	Short-term borrowings and long-term debt decreased $44.7 million, or 13.7%, to $281.8 million at December 31, 2015 from $326.5 million at December 31, 2014.

The Compensation Committee continues to make significant changes to its executive compensation program in order to incorporate a stronger pay-for-performance alignment by rewarding our executives in light of the performance achieved and value delivered to the shareholders. It is the Committee’s goal going forward to ensure that a significant amount of executive compensation is tied to variable/performance-based pay, both short and long-term. In 2015, Westfield implemented a formal, short-term incentive program that utilizes a balanced portfolio of performance metrics that reward for corporate and individual success. This program replaces the existing profit sharing bonus and incorporates shareholder-based performance metrics.

In 2015, the Committee developed a formal equity-based long-term incentive plan for our executives once again incorporating shareholder-based metrics to further align equity-based incentives with those of our shareholders. This plan will be implemented in 2016 and derives from the 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”) which was approved by our shareholders in 2014.

Role of the Compensation Committee, Management and Compensation Consultant

Role of the Compensation Committee. The Compensation Committee of the Board of Directors is responsible for discharging the Board’s duties in executive compensation matters and for administering the Company’s incentive and equity-based plans. The Committee oversees the development and implementation of the total compensation program for Westfield’s Named Executive Officers.

The Compensation Committee has the responsibility for establishing, implementing and continually monitoring adherence with our Executive Compensation Philosophy. The Committee ensures that the total compensation paid to executives is fair, reasonable, and performance-based while aligning with shareholder interests.

Details on the Committee’s functions are more fully described in its charter, which has been approved by the Board of Directors and is available on our website. To fulfill its charter and responsibilities, the Committee met four times in 2015, and also may take action by written consent. The Chair of the Committee regularly reports on Committee actions at meetings of the Company’s Board which actions are reviewed and approved by the Board.

The Committee reviews all compensation components for the Company’s Chief Executive Officer and other executive officers, including base salary, annual incentive, long-term incentives/equity, benefits and other perquisites. In addition to reviewing competitive market values, the Committee examines the total compensation mix, pay-for-performance relationship, and how all elements, in aggregate comprise the executive’s total compensation package. The Committee also reviews the employment contract with the Chief Executive Officer, Chief Financial Officer, Executive Vice President and General Counsel and the Change in Control agreements or any severance agreement with other senior officers. The Compensation Committee and management consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans.

The Committee reviews the Chief Executive Officer’s performance annually and makes decisions regarding the Chief Executive Officer’s compensation, including base salary, incentives and equity grants based on this review. Input and data from management and outside consultants and advisors are provided as a matter of practice and as requested by the Committee to provide external reference and perspective. While the Chief Executive Officer makes recommendations on other Named Executive Officers, the Committee is ultimately responsible for approving compensation for all Named Executive Officers. The Compensation Committee reviews its decisions with the full Board of Directors and obtains its approval on all actions.

The Committee has the sole authority and resources to obtain advice and assistance from internal or external legal, human resource, accounting or other advisors or consultants as it deems desirable or appropriate. The Committee has direct access to outside advisors and consultants throughout the year as they relate to executive compensation. The Committee has direct access to, and meets periodically with, the compensation consultant independently of management.

Role of the Compensation Consultant. In 2015, the Committee retained the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”) to serve as the Committee’s independent advisor. Pearl Meyer assisted the Committee with development of long-term incentive strategy and other miscellaneous requests of the Committee.

The Consultants reported directly to the Committee and carried out their responsibilities to the Committee in coordination with the Company’s Human Resources Department, as requested by the Committee. The Committee Chair has regular contact with the Consultant outside formal Committee meetings, as appropriate. The Committee has reviewed Pearl Meyer’s services and determined that the Consultant is independent with respect to SEC standards as well as Company policy.

Role of Management. The Company’s management provides information and input, as requested by the Committee to facilitate decisions related to executive compensation. Members of management may be asked to provide input relating to potential changes in compensation programs for review by the Committee. The Committee occasionally requests members of management to be present at meetings where executive compensation and Company or individual performances are discussed and evaluated. Executives are free to provide insight, suggestions or recommendations regarding executive compensation. However, only Committee members are allowed to vote on decisions regarding executive compensation.

Compensation Philosophy and Overall Program Objectives

We strive to attract, retain and motivate qualified executives crucial to our success. Our approach is to compensate executives commensurate with their experience, expertise and performance and to be competitive with the other comparative financial companies of similar size, complexities and business. In addition, our compensation programs have been designed and implemented to reward executives for sustained financial and operating performance and to encourage such executives to remain with us for an extended period of time. We ensure that our compensation programs are designed to:

•	Motivate and reward executives for achievements tied to our business strategy;
•	retain and recruit executive talent;

•	create sustained financial strength and long-term shareholder value; and
•	provide a balanced approach that rewards our executives for both short-term and long-term performance results and appropriate risk taking.

We seek to achieve these objectives by providing executives the following elements of pay:

•	Base salary
•	Annual short-term incentives
•	Long-term incentives (equity)
•	Retirement and Other Benefits
•	Perquisites
•	Employment and change-in-control agreements

We focus on both current and future compensation and combine both of these elements in a manner that we believe optimizes the executive’s contribution to the Company in a risk appropriate manner.

Inputs into Decision Making Process

We use market data from comparative financial companies of similar size, complexities and business as one factor in making compensation decisions, along with individual contribution and performance, importance of role and responsibilities, as well as leadership and growth potential as additional factors. We also rely upon our judgment and the judgment of compensation professionals in making compensation decisions to insure that the strategic, financial, leadership and shareholder value creation objectives are met.

Use of Outside Advisors and Survey Data. The Compensation Committee has employed Pearl Meyer to assist in the evaluation of the company’s compensation programs. Pearl Meyer was paid $21,011 for compensation related services in 2015 and the Compensation Committee has determined that Pearl Meyer is independent and does not have any conflict of interest in providing advice to the Compensation Committee. The Compensation Committee uses its own criteria coupled with empirical data to establish the Chief Executive Officer’s base salary. This process is repeated for determining fair compensation for all members of the Board and its committees. The Compensation Committee maintains the authority to approve fees and other retention terms with respect to the compensation consultant. No compensation consultant provides us with any additional services beyond annual executive and employee salary-based compensation services.

The Compensation Committee typically engages Pearl Meyer to conduct a competitive review of our executive compensation program every two to three years. The last study was completed at the end of 2013. A primary data source used in setting market-competitive guidelines for the executive officers is the information publicly disclosed by a peer group of other publicly traded banks and thrifts. Our peer group is developed by Pearl Meyer using objective parameters that reflect banks of similar asset size and region. When developing the peer group, Pearl Meyer includes financial institutions ranging from approximately one half to two times our asset size that are located in our region and have business models and demographics similar to our Company. The peer group is also designed to position us at approximately the 50th percentile in regards to assets.

The following is the 2014 peer group used by the Compensation Committee to make decisions related to 2015 executive compensation.

ACNB Corporation AmeriServ Financial, Inc.
Arrow Financial Corp. Bar Harbor Bankshares ESB Financial Corp. Evans Bancorp, Inc.
Camden National Corp.

Citizens & Northern Corporation CNB Financial Corp. Codorus Valley Bancorp, Inc. Enterprise Bancorp, Inc.
ESSA Bancorp, Inc.
First Bancorp, Inc.,
Hingham Institution for Savings Lake Sunapee Bank Group Merchants Bancshares, Inc. Northeast Bancorp Orrstown Financial Services, Inc. Penns Wood Bancorp United Financial Bancorp, Inc.

In making decisions with respect to any element of a named executive officer’s compensation, the Compensation Committee considers annually the total compensation that may be awarded to the officer, including salary and long-term and short-term incentive compensation. In addition, in reviewing and approving employment agreements for named executive officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered. The Compensation Committee is provided a compensation schedule for each named executive officer, containing the amount of all forms of compensation. This schedule is used as a tool by the Compensation Committee when considering the total compensation of each named executive officer.

The following officers are our named executive officers for 2015:

•	James C. Hagan, President and Chief Executive Officer;

•	Leo R. Sagan, Jr., Senior Vice President, Chief Financial Officer and Treasurer;

•	Allen J. Miles, III, Executive Vice President and Chief Lending Officer;

•	Gerald P. Ciejka, Senior Vice President, General Counsel and Human Resource Director; and

•	Louis O. Gorman, Senior Vice President, Credit Administration and Chief Credit Officer

Advisory Vote on NEO Compensation. At our annual meeting of shareholders held on May 14, 2015, we held an advisory vote on executive compensation. Although the vote was non-binding, the Compensation Committee has considered and will continue to consider the outcome of the vote when determining compensation policies and setting named executive officer compensation. Approximately 96% of the shares of our common stock that were voted on the proposal were voted for the approval of the compensation of the named executive officers as disclosed in our 2015 proxy statement.

During 2015, the Committee implemented the performance based short term incentive plan and worked with Pearl Meyer to develop a performance-based, long term incentive plan with the goal of incorporating more performance-based compensation into the executive pay program. We believe these new performance-based incentive programs will more closely align the interests of management with those of shareholders. The Compensation Committee will continue to consider the outcome of our say-on-pay proposal, regulatory changes and emerging best practices when making future recommendations regarding compensation for our executives.

Total Compensation. In making decisions with respect to any element of a named executive officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the named executive officer, including salary, short term incentive and long-term incentive compensation. In addition, in reviewing and approving employment or change in control agreements for the named executive officers, the Compensation Committee considers the other benefits to which the named executive officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances.

The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered. The Compensation Committee is provided a summary compensation schedule for each named executive officer, containing the amount of all forms of compensation. This schedule is used as a tool by the Compensation Committee when considering the total compensation of each named executive officer.

Periodic Review and Shareholder Engagement. We do not believe that our compensation policies and practices for our employees are reasonably likely to have an adverse effect on us. The Compensation Committee has previously and will continue to review annually both the short-term incentive program and the long-term incentive program to ensure that their respective key elements continue to meet objectives described above and to determine that such programs do not have a material adverse effect on the Company. Management, at the direction of our Board of Directors, has engaged in shareholder outreach in 2014 and 2015 with the Company’s top shareholders representing approximately 48% of our issued and outstanding shares, and has incorporated certain of their suggestions concerning plan design into the STI and LTI Plans and in compensation disclosure contained within this Amendment No. 1 on Form 10-K/A.

Elements of Pay and 2015 Decisions

Similar to prior years, the compensation paid to our named executive officers during 2015 consisted of the following three primary components:

•	Base salary – We provide a fixed base salary to our executives to provide for a level of compensation that is assured;

•	Short-term incentive awards – We provide a performance-based short-term incentive plan described below; and

•	Long-term incentive awards –We provide a performance-based long-term incentive plan described below.

Base Salaries. The minimum salaries for Mr. Hagan, Mr. Sagan, Mr. Ciejka and Mr. Miles were determined by employment agreements and any increase over these minimums, and the salaries of the other executive officers, are determined by the Compensation Committee based on a variety of factors, including:

•	the nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at other financial institutions;

•	the expertise of the individual executive and (except for their own compensation) the recommendations of the Chief Executive Officer, Executive Vice President, Chief Financial Officer and General Counsel; and

•	the alignment of the interests of executives with those of the shareholders.

Where not specified by contract, salaries are generally reviewed annually and are designed to reward annual achievements and are to be commensurate with the executive’s responsibilities, leadership abilities and management expertise and effectiveness. In addition, the Compensation Committee considers our financial and market performance and the creation of long-term shareholder value in determining salaries.

2015 Short-Term Incentive Plan. The Compensation Committee in 2014 approved a performance-based short-term incentive plan for executive and senior management and selected employees which was implemented in 2015. A major element of our compensation philosophy is to make sure annual cash incentives are linked to the achievement of measureable corporate and individual performance metrics. Our performance-based short-term incentive plan (the “STI Plan”) provides us with a vehicle to reward participants for superior company and individual performance.

Performance Measures. The Compensation Committee, with assistance from the Committee’s executive compensation consultant, established and approved the Company performance metrics within the incentive plan. The performance triggers in order to activate the plan are as follows: (1) net income must be at least 70% of budgeted net yearly income; and (2) the Company’s subsidiary, Westfield Bank, must receive satisfactory regulatory ratings from its regulatory examiner. Incentives for each executive are tied to a combination of Company and individual performance. The Company performance measures, goals and weightings for 2015 were:

Performance Measure	Weighting	Performance Goals
		Threshold	Target	Stretch
Earnings Per Share	40%	$0.33	$0.37	$0.40
Efficiency Ratio	35%	75.50%	73.70%	71.90%

For 2015, 25% of the executives’ incentive award was tied to individual performance and linked to the Company’s performance management rating system. This approach allows executives to be assessed across multiple individual performance goals determined at the beginning of the year as part of the performance management process. Ratings range between 1 to 4 with a 3.0 as “meets expectations”. No awards are paid for performance below threshold for a particular performance measure but will be paid out for other performance measures provided threshold performance is obtained. Actual payouts for each goal are based upon final performance between threshold and stretch levels. Actual payouts for each performance goal are pro-rated for any level of performance between threshold and stretch using interpolation to reward incremental improvement. The Compensation Committee has the discretion to adjust any payouts to reflect the business environment and market conditions.

Incentive Opportunities. Each participant has a target award (expressed as a percentage of earned base salary during the fiscal year) and range that defines the incentive opportunity. Actual awards will vary based on performance and range from 0% of target (not achieving minimal performance for a goal) to 150% of target for exceptional performance. The Compensation Committee maintains the discretion to modify, decrease or increase or eliminate the award based on positive or negative performance of the Company or individual. The table below summarizes the 2015 incentive opportunity for the CEO and NEOs.

Position	Incentive Opportunity as % of Base Salary
	Below Threshold	Threshold	Target	Stretch
CEO	0%	5%	10%	15%
Other NEOs	0%	3.75%	7.5%	11.25%

Restricted Stock and Stock Options. The Compensation Committee did not grant any long-term incentive awards to any named executive officer during 2015. Under the 2014 Omnibus Plan restricted stock and stock options granted as long-term incentive compensation to the named executive officers are conditioned on continued employment and will have the same recoupment provisions as contained in the short-term incentive plan discussed above. Stock options, to the extent granted, have exercise prices of not less than fair market value of our stock on the date of grant. The charter of the Compensation Committee prohibits the Compensation Committee from granting an award with a price or value less than the fair market value of our stock on a day other than the grant date of such award. We prohibit the repricing of stock options. The Compensation Committee has never granted stock options with exercise prices below the market price of our stock on the date of grant.

2016 Long-Term Incentive Plan. The long-term incentive program (the “LTI Plan”) provides a periodic award that is both performance and retention based in that it is designed to recognize the executive’s responsibilities, reward demonstrated performance and leadership and to retain such executives. The objective of the LTI Plan is to align compensation for the named executive officers over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

In 2015, the Committee approved the 2016 LTI Plan with the following objectives:

•	Align executives with the Company’s shareholder interest.

•	Increase Company executive stock ownership/holdings.

•	Ensure sound risk management by providing a balanced view of performance and aligning rewards with the time horizon of risk.

•	Position the Company’s total compensation to be competitive with market for meeting performance goals.

•	Motivate and reward long-term sustained performance.

•	Enable the Company to attract and retain talent needed to drive the Company’s success

The LTI Plan includes eligible officers of the Company who are nominated by the Company’s Chief Executive Officer and approved by the Committee. The LTI Plan is triggered by the Company achievement of satisfactory safety and soundness results from its most recent regulatory examination. Stock grants made through the 2016 LTI plan will be a combination of 50% time-vested restricted stock and 50% performance-based restricted stock. The target opportunity provided through the LTI plan is $60,000 for the CEO and $30,000 for the remaining NEOs. Time-based restricted stock will vest ratably (1/3 per year) over a three-year period while the performance-based restricted stock will be earned at the end of the three-year performance period.

For the performance shares, the primary performance metric in 2016 will be return on equity. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. The threshold amount for the performance period will be a retun on equity of 5.85% and a target amount of 6.32%. Participants will be able to earn between 50% (for threshold performance) and 100% of the target amount for the performance shares but will not earn additional shares if performance exceeds target performance. The cap on potential earnings was implemented in 2016 in order to maintain the overall expense of the program at a certain level based upon our budget.

Position	Overall Target LTI Opportunity		50% Performance Shares
		50% TBRS	Below Threshold	Threshold	Target
CEO	$60,000	$30,000	$0	$15,000	$30,000
Other NEOs	$30,000	$15,000	$0	$7,500	$15,000

It is the policy and part of the Compensation Committee’s charter that neither the Compensation Committee, nor any member of our management, shall backdate an equity grant under our long-term incentive program or manipulate the timing of a public release of material information with the intent of benefiting a grantee under an equity award. Accordingly, scheduling decisions concerning equity grants are made without regard to anticipated earnings or major announcements. In furtherance of this policy the Compensation Committee, in order to ensure the integrity of awards granted under its long-term incentive program, has designated the June Board meeting as the annual grant date for such awards. Grants made outside of this annual grant date must be approved in writing by our Chief Executive Officer and must be presented and approved at the subsequent Board meeting and will be deemed granted on the first business day following approval by our Board.

Clawback. Under the LTI and STI Plans, if the Board or an appropriate Board committee has determined that any fraud or intentional misconduct by one or more executive officers caused, directly or indirectly, the Company to restate its financial statements, the Board or committee may require reimbursement of any bonus or incentive compensation awarded to such officers and/or effect the cancellation of awards. This policy operates in addition to any (a) recoupment provisions contained in the terms of other compensation awards or programs, and (b) recoupment requirements imposed under applicable laws.

Other Benefits

Benefit Restoration. We have established our Benefit Restoration Plan in order to provide restorative payments of executives who are prevented from receiving full benefits contemplated by our employee stock ownership plan’s benefit formula as well as the 401(k) plan’s benefit formula. Such plan is used to retain and reward the executive officers for their demonstrated performance and leadership abilities. The restorative payments consist of payments in lieu of shares and making contributions under the 401(k) plan that cannot be allocated to participants due to legal limitations imposed on tax-qualified plans. Currently, only the Chief Executive Officer is a participant in the plan. The Compensation Committee considers the remuneration received under this plan when annually determining the executives’ total compensation.

Benefits and Perquisites. The Compensation Committee supports providing benefits and perquisites to the named executive officers that are substantially the same as those offered to officers of comparative financial institutions which we believe are reasonable, competitive and consistent with our overall compensation program. In addition, we may also make available to certain named executive officers the use of a Company automobile, as was the case in 2015 for the Chief Executive Officer, the Executive Vice President, the Chief Financial Officer and the General Counsel.

Employment Agreements and Change of Control Agreements. The Compensation Committee believes that our continued success depends, to a significant degree, on the skills and competence of certain senior officers. The employment agreements are intended to ensure that we continue to maintain and retain experienced senior management.

We currently have employment agreements with our Chief Executive Officer, Mr. Hagan, our Chief Financial Officer, Mr. Sagan, our Executive Vice President, Mr. Miles, and our General Counsel, Mr. Ciejka, in order to retain such executives. The employment agreement of Messrs. Hagan, Ciejka, Miles and Sagan, provide for an initial three-year term subject to separate one-year extensions as approved by the Board at the end of each applicable fiscal year, with minimum annual salaries, discretionary long-term and short-term incentives and other fringe benefits. The agreements also include protection for the executives if we experience a change in ownership or control. If such a change in control occurs, a portion of the severance payments might constitute an “excess parachute payment” under current federal tax laws. Messrs. Hagan, Ciejka, Miles and Sagan’s employment agreements do not provide for tax indemnity.

We have entered into one-year change of control agreements with Mr. Gorman, our Senior Vice President – Credit Administration and Chief Credit Officer, and two other senior officers. The purpose of these agreements are to prevent executives from leaving to pursue other employment out of concern for the security of their jobs or being unable to concentrate on their duties and responsibilities. In order to enable executives to focus on the best interests of the shareholders, we have offered these agreements to these selective senior officers. The term of these agreements is perpetual until we give notice of non-extension, at which time the term is fixed for one year. Generally, we may terminate the employment of any officer covered under these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if we sign a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, we cannot terminate an officer’s employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for one additional year. We would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the Board, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 25 miles from our principal office on the day before the change of control and over 25 miles from the officer’s principal residence or other material breach of contract which is not cured within 30 days.

These agreements also provide uninsured death and disability benefits. If we experience a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of our assets as contemplated by Section 280G of the Code a portion of any severance payments under the change of control agreements might constitute an “excess parachute payment” under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by us for federal income tax purposes. The change of control agreements do not provide a tax indemnity.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed the following “Compensation Discussion and Analysis” with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to the Annual Report on Form 10-K/A for the year-ended December 31, 2015.

Westfield Financial, Inc.
Compensation Committee
Donna J. Damon, Chairperson
Laura Benoit
Charles E. Sullivan
Kevin M. Sweeney

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation awarded to or earned by our named executive officers for service during each of the last three completed fiscal years, as applicable:

Name and Principal Positions	Year	Salary(1) ($)	Bonus(1) ($)	Non Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
James C. Hagan President and Chief Executive Officer	2015 2014 2013	390,930 386,634 361,470	— 22,339 10,844	19,547 — —	59,450 49,829 41,293	40,945 37,124 35,498	510,872 495,926 449,105

Leo R. Sagan, Jr. Senior Vice President, Chief Financial Officer and Treasurer	2015 2014 2013	194,817 194,529 181,868	— 11,239 5,456	9,132 — —	35,453 34,709 25,291	21,351 19,522 18,244	260,753 259,999 230,859

Allen J. Miles, III Executive Vice President and Chief Lending Officer	2015 2014 2013	238,847 240,809 225,136	— 23,189 6,754	11,197 — —	82,652 31,634 27,198	25,882 23,775 22,524	358,578 319,407 281,612

Gerald P. Ciejka Senior Vice President and General Counsel	2015 2014 2013	194,817 194,529 181,868	— 11,239 5,456	9,132 — —	32,799 29,072 22,861	21,466 19,622 18,336	258,214 254,462 228,521

Louis O. Gorman Senior Vice President, Credit Administration	2015 2014 2013	167,280 167,033 156,162	— 9,651 4,685	7,842 — —	35,307 31,428 28,319	18,615 17,291 16,609	229,044 225,403 205,775

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year. Bonuses for 2015 were paid in February of 2016 and the salaries paid in 2014 included one additional pay period.

(2)	Amounts shown in this column reflect cash awards under the short-term incentive plan, which were paid in February of the following calendar year.

(3)	Amounts in this column represent the increase (if any) for each respective year in the present value of the individual’s accrued benefit (whether not vested) under each tax-qualified and non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual’s accrued benefit under each such plan in accordance with FASB ASC Topic 715, Retirement Benefits, as of the plan’s measurement date in such year to the present value of the individual’s accrued benefit as of the plan’s measurement date in the prior fiscal year.

(4)	Amounts in this column are set forth in the table below and include life insurance premiums, 401(k) matching contributions, ESOP contributions, dividends on unvested restricted stock and contributions under the Benefit Restoration Plan. The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. In addition, we provide certain non-cash perquisites and personal benefits to each named executive officer that do not exceed $10,000 in the aggregate for any individual, and are not included in the reported figures.

	Life Insurance Premiums ($)	401(k) Matching Contributions ($)	ESOP Contributions ($)	Dividends on Unvested Restricted Stock ($)	Contributions under the Benefit Restoration Plan ($)	Total ($)
James C. Hagan	1,786	7,217	18,853	—	13,089	40,945
Leo R. Sagan, Jr.	1,646	5,845	13,860	—	—	21,351
Allen J. Miles, III	1,724	7,165	16,993	—	—	25,882
Gerald P. Ciejka	1,761	5,845	13,860	—	—	21,466
Louis O. Gorman	1,695	5,019	11,901	—	—	18,615

Grants of Plan-Based Awards

The following table provides information about plan-based awards to the NEOs under our short-term incentive plan during 2015.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(d)	(e)	(f)
James C. Hagan	08/26/2014	19,547	39,093	58,640
Leo R. Sagan, Jr.	08/26/2014	7,305	14,611	21,917
Allen J. Miles, III	08/26/2014	8,957	17,915	26,871
Gerald P. Ciejka	08/26/2014	7,305	14,611	21,917
Louis O. Gorman	08/26/2014	6,273	12,546	18,820
(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards are calculated in accordance with the terms of the 2015 short-term incentive plan, a detailed description of which appears on pages 10 and 11.

Outstanding Equity Awards at Year-End

There were no outstanding stock awards or stock options held by named executive officers as of December 31, 2015.

Option Exercises and Stock Vested

There were no stock awards that vested and no stock option awards exercised by any named executive officers during the last fiscal year.

Pension Benefits

Pension Plan. Westfield Bank maintains a pension plan for its eligible employees. Generally, employees of Westfield Bank begin participation in the pension plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. Participants in the pension plan become vested in their accrued benefit under the pension plan upon the earlier of: (1) the attainment of their “normal retirement age” (as described in the pension plan) while employed at Westfield Bank; (2) the completion of five vesting years of service with Westfield Bank; or (3) the death or disability of the participant. Participants are generally credited with a vesting year of service for each year in which they complete at least 1,000 hours of service. A participant’s normal benefit under the pension plan equals the sum of (i) 1.25% of the participant’s average compensation (generally defined as the average taxable compensation for the three consecutive limitation years that produce the highest average) by the number of years of service the participant has under the plan up to 25 years of service, plus (ii) 0.6% of the excess of the participant’s average compensation over the participant’s covered compensation (the social security taxable wage base for the 35 years ending in the year the participant becomes eligible for non-reduced social security benefits) for each year of service under the plan up to 25 years of service. Participants may retire at or after age 65 and receive their full benefit under the plan. Participants may also retire early at age 62 or at age 55 with ten years of service or at age 50 with 15 years of service under the plan and receive a reduced retirement benefit. Pension benefits are payable in equal monthly installments for life, or for married persons, as a joint survivor annuity over the lives of the participant and spouse. Participants may also elect a lump sum payment with the consent of their spouse. If a participant dies while employed by Westfield Bank, a death benefit will be payable to either his or her spouse or estate, or named beneficiary, equal to the entire amount of the participant’s accrued benefit in the plan.

The following table sets forth information regarding pension benefits accrued by the named executive officers during the last fiscal year.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service(1) (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
James C. Hagan	Pension Plan for Employees	21.33	463,472	—
Leo R. Sagan, Jr.	Pension Plan for Employees	29.58	353,554	—
Allen J. Miles, III	Pension Plan for Employees	17.33	332,915	—
Gerald P. Ciejka	Pension Plan for Employees	10.83	180,722	—
Louis O. Gorman	Pension Plan for Employees	15.33	220,631	—

(1)	The figures shown are determined as of the plan’s measurement date during 2015 under FASB ASC Topic 715, Retirement Benefits, for purposes of our audited financial statements. For the discount rate and other assumptions used for this purpose, please refer to Note 9 in the Notes to Consolidated Financial Statements attached to the Annual Report on Form 10-K for the year ended December 31, 2015.

Nonqualified Deferred Compensation

Benefit Restoration Plan. We have also established the Benefit Restoration Plan in order to provide restorative payments to executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula as well as the 401(k) plan’s benefit formula. The restorative payments consist of payments in lieu of shares that cannot be allocated to participants under the employee stock ownership plan due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the employee stock ownership plan’s loans, payments in lieu of the shares that would have been allocated if employment had continued through the full term of the loans. The restorative payments also consist of amounts unable to be provided under the 401(k) plan due to certain legal limitations imposed on tax-qualified plans.

The following table sets forth information regarding nonqualified deferred compensation earned by our named executive officers during the last fiscal year under the Benefit Restoration Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
James C. Hagan	—	13,089	—	—	79,058

(1)	Registrant contributions are included under the caption “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.
(2)	Earnings did not accrue at above-market or preferential rates and are not reflected in the Summary Compensation Table.

Termination and Change in Control Benefits

As discussed under “Compensation Discussion and Analysis - Employment Agreements and Change in Control Agreements” above, as of December 31, 2015, we had employment agreements with Messrs. Hagan, Sagan, Miles and Ciejka and a change in control agreement with Mr. Gorman and two other senior officers of the Company. We have summarized and quantified the estimated payments under the agreements with the named executive officers, assuming a termination event occurred on December 31, 2015, below.

	James C. Hagan ($)	Leo R. Sagan, Jr. ($)	Allen J. Miles, III ($)	Gerald P. Ciejka ($)	Louis O. Gorman ($)
Retirement(1)	—	—	—	—	—

Disability
Salary Continuation(2)	192,787	96,074	117,787	96,074	—

Discharge Without Cause or Resignation With Good Reason – No Change in Control
Lump Sum Cash Payment(3)	1,418,386	724,199	1,004,125	716,325	—
Health Insurance(4)	41,306	39,751	40,144	39,635	—

Discharge Without Cause or Resignation With Good Reason – Change in Control–Related
Lump Sum Cash Payment(3)	1,418,386	724,199	1,004,125	716,325	174,593
Health Insurance(4)	41,306	39,751	40,144	39,635	13,244
Increased ESOP Benefit(5)	—	—	—	—	—

Change in Control – No Termination of Employment
Increased ESOP Benefit(5)	—	—	—	—	—

(1)	There are no additional benefits paid upon retirement pursuant to the employment agreements or change of control agreements in effect at December 31, 2015.

(2)	The employment agreements in effect for Messrs. Hagan, Sagan, Miles and Ciejka provide for salary continuation payments following termination due to disability for the remaining contract term or until group long-term disability benefits begin. The figures shown assume payment of full salary for 180 days, equal to the waiting period for benefits under our group long-term disability program, without discount for present value.

(3)	The employment agreements in effect for Messrs. Hagan, Sagan, Miles and Ciejka provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary), and additional qualified and non-qualified defined benefit and defined contribution plan benefits that would be earned during the remaining contract term. The figure shown reflects an assumed remaining contract term of three years and a discount rate of 0.56%. Similarly, individuals with change of control contracts are paid lump sum cash severance equal to salary and bonus that would be payable for a one year period.

(4)	The employment agreements in effect for Messrs. Hagan, Sagan, Miles and Ciejka provide for continued health, life and other insurance benefits for the remaining contract term, with an offset for benefits provided by a subsequent employer. The change of control agreements with Mr. Gorman and other officers also provide continued health, life and other insurance benefits for a maximum period of one year. The figure shown represents the present value of continued insurance benefits for a fixed period of three years for Messrs. Hagan, Sagan, Miles and Ciejka and for one year for Mr. Gorman and assumes no offset for benefits provided by a subsequent employer, calculated on the basis of the assumptions used by us in measuring our liability for retiree benefits other than pensions for financial statement purposes under FASB ASC Topic 715.

(5)	Our tax-qualified employee stock ownership plan provides that, in the event of a change in control, a portion of the proceeds from the sale of shares of our common stock held in a suspense account for future allocation to employees would be applied to repay the outstanding balance on the loan used to purchase the unallocated shares. Any remaining unallocated shares (or the proceeds from their sale) would be distributed on a pro-rata basis among the accounts of plan participants. The figures shown reflect the value of such allocation, if any.

Director Compensation

Review. In 2014, the Company engaged Pearl Meyer to review the Board of Director’s compensation program and the results of the study found that although the monthly board fees were comparable to the peers, certain committee fees and fees for the chairperson were not comparable to peer institutions. Recommendations made in the study were implemented in 2015.

Meeting Fees. Directors’ compensation is recommended to the Board by the Compensation Committee after consultation with our outside compensation consultant who reviews compensation of directors at similar peer institutions. In developing its recommendations, the Compensation Committee considers whether such directors are fairly paid for the work required in a company of our size and scope and whether such compensation aligns the directors’ interest with the interests of the shareholders.

Our practice has been to pay a fee of $1,000 to each of our non-employee directors for attendance at each Board meeting. In addition, each member of the Executive Committee received $1,733 per month for meetings, each member of the Audit Committee received $700 for each meeting the member attended, each member of the Compensation Committee received $500 for each meeting the member attended, each member of the Finance and Risk Management Committee received $500 for each meeting the member attended, and each member of the Nominating Committee received $500 for each meeting the member attended. We paid fees totaling $264,000 to our non-employee directors for the year ended December 31, 2015. The Chairman of our Board of directors, Mr. Williams, receives annual a retainer fee of $10,000 for his services as Chairman.

Chairperson Fees. Beginning in 2015, chairpersons of the various Board Committees received a retainer fee based on recommendations made to the Compensation Committee by the Committee’s executive compensation consultant. The annual retainer fees are as follows: 1) The Audit Committee chairperson received $5,000; 2) The Compensation Committee chairperson received $4,000; 3) The Finance and Risk Management Committee chairperson received $3,500; and 4) The Nominating and Corporate Governance Committee chairperson received $3,000. One-half of the retainer is payable to the chairperson in January with the other half being payable in July of the same calendar year.

Directors’ Deferred Compensation Plan. We have established the Westfield Bank Directors’ Deferred Compensation Plan for the benefit of non-employee directors. Under the Deferred Compensation Plan, each non-employee director may make an annual election to defer receipt of all or a portion of his or her director fees. The deferred amounts are allocated to a deferral account and credited with interest at an annual rate equal to the rate on the highest yielding certificate of deposit issued by us during the year or according to the investment return of other assets as may be selected by the Compensation Committee. The Deferred Compensation Plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events such as death, retirement, disability or a change in control (as those terms are defined in the Deferred Compensation Plan).

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2015, for their service on our Board. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Total ($)
Laura Benoit	18,400	100,520	118,920
David C. Colton, Jr.	14,183	—	14,183
Donna J. Damon	22,500	—	22,500
Lisa G. McMahon	18,250	100,520	118,770
Steven G. Richter	18,500	—	18,500
Philip R. Smith	20,500	—	20,500
Charles E. Sullivan	47,800	—	47,800
Kevin M. Sweeney	24,000	73,810	97,810
Christos A. Tapases	32,067	73,810	105,877
Donald A. Williams	47,800	—	47,800

(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value of the restricted shares awarded to Directors Benoit, McMahon, Sweeney and Tapases in 2015 was $7.18 per share.

(3)	The following unvested shares of restricted stock and options were outstanding as of December 31, 2015:

Name	Unvested Stock Awards
Laura Benoit	14,000
Donna J. Damon	2,800
Lisa G. McMahon	14,000
Steven G. Richter	2,800
Kevin M. Sweeney	10,280
Christos A. Tapases	10,280

Compensation Committee Interlocks. None of the members of our Compensation Committee has ever been an officer or employee of ours. None of our executive officers served as a member of another entity’s board of directors or as a member of another entity’s compensation committee (or other board committee performing equivalent functions) during 2015, which entity had an executive officer serving on our Board or as a member of our Compensation Committee. There are no interlocking relationships between us and other entities that might affect the determination of the compensation of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 18,267,747 shares of our common stock outstanding as of March 24, 2016.

In calculating the number of shares beneficially owned and the ownership percentage, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days after March 24, 2016 are deemed outstanding even if they have not actually been exercised. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Principal Shareholders

The following table contains common stock ownership information for persons known to us to beneficially own more than 5% of our common stock as of March 24, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Employee Stock Ownership Plan Trust of Westfield Financial, Inc. 141 Elm Street Westfield, MA 01085	1,817,268(1)	9.9%

EJF Capital LLC 2107 Wilson Boulevard Suite 410 Arlington, VA 22201	1,584,767(2)	8.7%

Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas 78746	1,539,122(3)	8.4%

Blackrock, Inc. 55 East 52nd Street New York, NY 10055	998,768(4)	5.5%

Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	957,227(5)	5.2%

(1)	The number of shares listed as beneficially owned by the ESOP represents the number of shares of our common stock held by the plan trustee as of March 24, 2016. 853,405 shares have been allocated to individual accounts established for participating employees and their beneficiaries, and 963,863 shares were held, unallocated, for allocation in future years. The ESOP, through the plan trustee (who is instructed by the ESOP Committee), has shared voting power and dispositive power over all unallocated shares held by the ESOP. The ESOP, acting through the plan trustee (who is instructed by the ESOP Committee), shares dispositive power over all allocated shares held in the ESOP with participating employees and their beneficiaries. Participating employees and their beneficiaries have the right to determine whether shares allocated to their respective accounts will be tendered in response to a tender offer but otherwise have no dispositive power. Any unallocated shares are generally required to be tendered by the plan trustee in the same proportion as the shares which have been allocated to the participants are directed to be tendered. In limited circumstances, ERISA may confer upon the plan trustee the power and duty to control the voting and tendering of shares allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. The ESOP disclaims voting power with respect to such allocated shares.

(2)	All information is based on a Schedule 13G filed with the SEC on February 12, 2016 by EJF Capital LLC and its affiliates. As of December 31, 2015, EJF Capital LLC was the beneficial owner of and had shared voting and dispositive power over 1,584,767 shares.

(3)	All information is based on a Schedule 13G/A filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP and its affiliates. As of December 31, 2015, Dimensional Fund Advisors LP was the beneficial owner of and had sole dispositive power over 1,539,122 shares and sole voting power over 1,471,494 shares.

(4)	All information is based on a Schedule 13G/A filed with the SEC on February 2, 2016 by Blackrock, Inc. and its affiliates. As of December 31, 2015, Blackrock, Inc. was the beneficial owner of and had sole dispositive power and sole voting power over 995,310 shares.

(5)	All information is based on a Schedule 13G filed with the SEC on February 11, 2016 by Renaissance Technologies LLC and its affiliates. As of December 31, 2015, Renaissance Technologies LLC was the beneficial owner of 957,227 shares and had sole voting and dispositive power over 927,827 shares and shared dispositive power over 29,400 shares.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 24, 2016, by: (i) each director; (ii) each named executive officer; and (iii) all our directors and executive officers as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

Name of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding(1)
James C. Hagan(2)	President and Chief Executive Officer	159,218	*

Donald A. Williams(3)	Chairman of the Board	217,513	1.2%

Allen J. Miles, III(4)	Executive Vice President and Chief Lending Officer	36,548	*

Leo R. Sagan, Jr.(5)	Senior Vice President – Chief Financial Officer and Treasurer	64,311	*

Gerald P. Ciejka(6)	Vice President and General Counsel	34,797	*

Louis O. Gorman(7)	Vice President – Credit Administration and Chief Credit Officer	27,583	*

Laura Benoit(8)	Director	14,500	*

David C. Colton, Jr.(9)	Director (retired)	30,070	*

Donna J. Damon(10)	Director	14,000	*

Lisa G. McMahon(11)	Director	14,000	*

Steven G. Richter(12)	Director	21,700	*

Christos A. Tapases(13)	Director	14,500	*

Philip R. Smith(14)	Director	11,751	*

Charles E. Sullivan(15)	Director	101,233	*

Kevin M. Sweeney(16)	Director	14,000	*

All Executive Officers and Directors as a Group (19 Persons)(17)		839,235	4.6%

* Less than 1% of the total outstanding shares of common stock.

(1)	Based on a total of 18,267,747 shares of our common stock outstanding as of March 24, 2016.

(2)	Consists of: a) 118,914 shares as to which Mr. Hagan has sole voting and investment power; b) 33,477 shares held by the ESOP for his account as to which he has shared voting; and c) 6,827 shares held by our 401(k) Plan which he has shared voting and sole investment powers.

(3)	Consists of: a) 14,000 shares as to which Mr. Williams has sole voting and investment power; b) 125,204 shares held by the Karen F. Williams 2004 Family Trust which has no voting or investment powers; and c) 78,309 shares held by our 401(k) Plan which he has shared voting and sole investment powers.

(4)	Consists of: a) 11,943 shares as to which Mr. Miles has sole voting and investment power; b) 22,271 shares held by the ESOP for his account as to which he has shared voting; and c) 2,334 shares held by our 401(k) Plan which he has shared voting and sole investment powers.

(5)	Consists of: a) 40,044 shares as to which Mr. Sagan has sole voting and investment power; b) 20,331 shares held by the ESOP for his account as to which he has shared voting; and c) 3,936 shares held by our 401(k) Plan which he has shared voting and sole investment powers.

(6)	Consists of: a) 10,498 shares as to which Mr. Ciejka has sole voting and investment power; b) 17,711 shares held by the ESOP for his account as to which he has shared voting; c) 3,307 shares held by our 401(k) Plan which he has shared voting and sole investment powers; and d) 3,281 shares held by an IRA for the benefit of Mr. Ciejka which he has sole voting and investment powers.

(7)	Consists of: a) 6,146 shares as to which Mr. Gorman has sole voting and investment power; b) 19,466 shares held by the ESOP for his account as to which he has shared voting; and c) 1,971 shares held by our 401(k) Plan which he has shared voting and sole investment powers.

(8)	Consists of: a) 11,200 unvested shares of restricted stock as to which Ms. Benoit has sole voting power; and b) 3,300 shares as to which Ms. Benoit has sole voting and investment power.

(9)	Consists of: a) 14,661shares as to which Mr. Colton has sole voting and investment power; b) 1,640 shares as to which he has shared voting and investment powers with his spouse; c) 8,071 held in an IRA for Mr. Colton’s benefit which he has sole voting and investment powers; and d) 5,698 shares held in an IRA for his spouse which he has no voting or investment powers.

(10)	Consists of: a) 11,200 shares as to which Ms. Damon has sole voting and investment power; and b) 2,800 unvested shares of restricted stock as to which she has sole voting power.

(11)	Consists of: a) 2,800 unvested shares of restricted stock as to which Ms. McMahon has sole voting power; and b) 11,200 unvested shares of restricted stock as to which she has sole voting power.

(12)	Consists of: a) 18,900 shares as to which Mr. Richter has sole voting and investment power; and b) 2,800 unvested shares of restricted stock as to which he has sole voting power.

(13)	Consists of: a) 500 shares owned by Mr. Tapases’ spouse for which he has no voting or investment powers; b) 6,520 shares as to which Mr. Tapases has sole voting and investment power; and c) 7,480 unvested shares of restricted stock as to which he has sole voting power.

(14)	Consists of: a) 11,751 shares held in an IRA for Mr. Smith’s benefit which he has sole voting and investment power.

(15)	Consists of: a) 87,389 shares as to which Mr. Sullivan has sole voting and investment power; and b) 13,844 shares held in an IRA for Mr. Sullivan’s benefit which he has sole voting and investment powers.

(16)	Consists of: a) 6,520 shares as to which Mr. Sweeney has sole voting and investment power; and b) 7,480 unvested shares of restricted stock as to which he has sole voting power.

(17)	The figures shown for each of the executive officers named in the table do not include 963,863 shares held in trust pursuant to the ESOP that have not been allocated as of March 24, 2016 to any individual’s account.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	54,160	—	467,440

Equity compensation plans not approved by shareholders	—	—	—

Total	54,160	—	467,440

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transactions Policy and Procedures

The Audit Committee is responsible for reviewing and approving all related-party transactions. Except for the specific transactions described below no director, executive officer or beneficial owner of more than 5% of our outstanding voting securities (or any member of their immediate families) engaged in any transaction (other than such transaction as described) with us during 2015, or proposes to engage in any transaction with us, in which the amount involved exceeds $120,000.

Transactions with Certain Related Persons

We make loans to our executive officers, employees and directors. These loans are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. Certain of these loans also require prior approval by the Board. This pre-approval requirement is triggered when the proposed loan, when aggregated with all outstanding loans to the executive officer or director, will exceed the greater of $25,000 or 5% of Westfield Bank’s unimpaired capital and unimpaired surplus. If the potential borrower is a director, he or she may not participate in the vote or attempt to influence the directors. Management and the Board periodically review all loans to executive officers, employees and directors. At March 24 2016, loans to non-employee directors and their associates totaled $3.2 million.

We have also entered into a lease agreement with Mr. Smith beginning in April, 2015 at prevailing market rates for commercial space located adjacent to the Company’s headquarters at 9-13 Chapel Street, Westfield,

Massachusetts. The annual lease payments under such lease is $27,500 and the aggregate amount of the lease payments over the remaining term of this lease agreement is approximately $110,000, subject to increases based on yearly changes to the US Consumer Price Index. This lease has a termination date of March 31, 2020.

Compensation arrangements for our named executive officers and directors are described above under the section entitled “Executive and Director Compensation.”

Board of Directors Independence

Rule 5605 of the NASDAQ Listing Rules requires that independent directors compose a majority of a listed company’s board of directors. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2) of the NASDAQ Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the NASDAQ Listing Rules, members of a compensation committee must also satisfy independence requirements set forth in Rule 10C-1 under the Exchange Act and NASDAQ Listing Rule 5605(d)(2). Pursuant to Rule 10C-1 under the Exchange Act and NASDAQ Listing Rule 5605(d)(2), in affirmatively determining the independence of a member of a compensation committee of a listed company, the board of directors must consider all factors specifically relevant to determining whether that member has a relationship with the company which is material to that member’s ability to be independent from management in connection with the duties of a compensation committee member, including: (a) the source of compensation of such member, including any consulting, advisory or other compensatory fee paid by the company to such member; and (b) whether such member is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board consults with our legal counsel to ensure that their determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ Listing Rules, as in effect from time to time.

Consistent with these considerations, the Board has affirmatively determined that all of its directors, including the director nominees, satisfy general independence requirements under the NASDAQ Listing Rules, other than Mr. Hagan. In making this determination, the Board found that none of the directors, other than Mr. Hagan, had a material or other disqualifying relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each director, other than Mr. Hagan, is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board determined that Mr. Hagan, our President and Chief Executive Officer, is not an independent director by virtue of his current employment with us. The Board also determined that each member of the Audit, Nominating and Corporate Governance and Compensation Committees satisfies the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

During the fiscal years ended December 31, 2015 and 2014, respectively, we retained and paid Wolf & Company, P.C. to provide audit and other services as follows:

	2015	2014
Audit Fees(1)	$285,600	$280,000
Audit-Related Fees(2)	48,200	47,150
Tax Fees(3)	43,000	65,100
All Other Fees(4)	49,600	49,600
Total	$426,400	$441,850

(1)	Audit fees consisted of audit work performed in the preparation of financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2)	Audit-related fees consisted of audit work performed in the area of benefit plans.

(3)	Tax fees consisted of assistance with matters related to tax compliance and counseling.

(4)	Other fees consisted of consulting services performed in the area of risk management.

Pre-approval of Services. The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms) to be performed for us by our independent registered public accounting firm, subject to the de minimis exception for non-audit services described below which are approved by the Audit Committee prior to completion of the audit.

The pre-approval requirement set forth above shall not be applicable with respect to non-audit services if:

(1)	the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by us to our auditor during the fiscal year in which the services are provided;

(2)	such services were not recognized by us at the time of the engagement to be non-audit services; and

(3)	such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee.

Delegation. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant required pre-approvals. The decisions of any member to whom authority is delegated under this paragraph to pre-approve activities under this subsection shall be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved 100% of the services performed by the independent registered public accounting firm pursuant to the policies outlined above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (3)	Exhibits. The exhibit list required by this item is incorporated by reference to the accompanying Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTFIELD FINANCIAL, INC.

Date:	April 29, 2016	By:	/s/ James C. Hagan
James C. Hagan, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2016	By:	/s/ Leo R. Sagan, Jr
Leo R. Sagan, Jr., Treasurer
and Chief Financial Officer
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Director
Laura Benoit

*	Director
Donna J. Damon	President
Chief Executive Officer
/s/ James C. Hagan	Director	April 29, 2016
James C. Hagan	(Principal Executive Officer)

*	Director
Lisa G. McMahon

*	Director
Steven G. Richter

*	Director
Philip R Smith

*	Director
Charles E. Sullivan

*	Director
Kevin M. Sweeney

*	Director
Christos A. Tapases
Chairman
*	Director
Donald A. Williams

* /s/ James C. Hagan	April 29, 2016
James C. Hagan

Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

