Form 10-Q
period 2016-03-31
WESTFIELD FINANCIAL INC
filed 2016-05-06
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, the registrant had 18,267,747 shares of common stock, $.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
CASH AND DUE FROM BANKS	$9,721	$9,891
FEDERAL FUNDS SOLD	1,022	100
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	144,451	3,712
CASH AND CASH EQUIVALENTS	155,194	13,703

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	302,224	182,590
SECURITIES HELD TO MATURITY (Fair value of $237,619 at December 31,2015)	—	238,219
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,080	15,074
LOANS - Net of allowance for loan losses of $8,855 and $8,840 at March 31, 2016 and December 31, 2015, respectively	818,108	809,373
PREMISES AND EQUIPMENT, Net	13,310	13,564
ACCRUED INTEREST RECEIVABLE	3,385	3,878
BANK-OWNED LIFE INSURANCE	50,591	50,230
DEFERRED TAX ASSET, Net	9,863	10,881
OTHER ASSETS	2,189	2,418
TOTAL ASSETS	$1,368,944	$1,339,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Noninterest-bearing	$161,625	$157,844
Interest-bearing	766,499	742,519
Total deposits	928,124	900,363

SHORT-TERM BORROWINGS	158,593	128,407
LONG-TERM DEBT	90,943	153,358
SECURITIES PENDING SETTLEMENT	30,570	—
OTHER LIABILITIES	17,719	18,336
TOTAL LIABILITIES	1,225,949	1,200,464

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 18,267,747 shares issued and outstanding at March 31, 2016; 18,267,747 shares issued and outstanding at December 31, 2015	183	183
Additional paid-in capital	108,236	108,210
Unearned compensation - ESOP	(6,822)	(6,952)
Unearned compensation - Equity Incentive Plan	(279)	(313)
Retained earnings	50,761	49,316
Accumulated other comprehensive loss	(9,084)	(10,978)
Total shareholders’ equity	142,995	139,466
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,368,944	$1,339,930

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except share and per share data)

	Three Months
	Ended March 31,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$6,512	$5,595
Commercial and industrial loans	1,696	1,598
Consumer loans	42	36
Debt securities, taxable	2,427	2,658
Debt securities, tax-exempt	75	186
Equity securities	52	41
Other investments - at cost	132	68
Federal funds sold, interest-bearing deposits and other short-term investments	25	6
Total interest and dividend income	10,961	10,188
INTEREST EXPENSE:
Deposits	1,472	1,341
Long-term debt	842	1,070
Short-term borrowings	404	187
Total interest expense	2,718	2,598
Net interest and dividend income	8,243	7,590
(CREDIT) PROVISION FOR LOAN LOSSES	(600)	300
Net interest and dividend income after (credit) provision for loan losses	8,843	7,290

NONINTEREST INCOME (LOSS):
Service charges and fees	884	638
Income from bank-owned life insurance	361	367
Loss on prepayment of borrowings	(915)	(593)
Gain on sales of securities, net	685	817
Total noninterest income	1,015	1,229
NONINTEREST EXPENSE:
Salaries and employee benefits	3,871	3,821
Occupancy	801	840
Computer operations	621	585
Professional fees	516	472
FDIC insurance assessment	190	193
Merger related expenses	154	—
Other	919	800
Total noninterest expense	7,072	6,711
INCOME BEFORE INCOME TAXES	2,786	1,808
INCOME TAX PROVISION	822	470
NET INCOME	$1,964	$1,338

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.11	$0.08
Weighted average shares outstanding	17,304,088	17,684,498
Diluted earnings per share	$0.11	$0.08
Weighted average diluted shares outstanding	17,304,088	17,684,498

 See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$1,964	$1,338

Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gains on available for sale securities	8,149	1,214
Reclassification adjustment for gains realized in income (1)	(685)	(817)
Amortization of net unrealized gain (loss) on held-to-maturity securities (2)	26	(76)
Net unrealized loss upon transfer of held-to-maturity to available-for-sale (3)	(2,288)	—
Net unrealized gains	5,202	321
Tax effect	(1,797)	(112)
Net-of-tax amount	3,405	209

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(2,551)	(2,769)
Reclassification adjustment for loss realized in interest expense (4)	95	131
Reclassification adjustment for termination fee realized in interest expense (5)	152	—
Net adjustments relating to derivative instruments	(2,304)	—
Tax effect	783	897
Net-of-tax amount	(1,521)	(1,741)

Defined benefit pension plans:
Gain arising during the period pertaining to defined benefit plans	—	(62)
Reclassification adjustment (6):
Actuarial loss	16	31
Net adjustments pertaining to defined benefit plans	16	(31)
Tax effect	(6)	10
Net-of-tax amount	10	(21)

Other comprehensive income (loss)	1,894	(1,553)

Comprehensive income (loss)	$3,858	$(215)

(1) Gain realized in income on available-for-sale securities is recognized as a component of noninterest income. The tax provision applicable to net realized gains was $236,000 and $281,000 for the three months ended March 31, 2016 and 2015, respectively.
(2) Amortization of net unrealized gain (loss) on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $9,000 and $25,000 for the three months ended March 31, 2016 and 2015, respectively.
(3) Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the three months ended March 31, 2016.
(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustment were $32,000 and $45,000 for the three months ended March 31, 2016 and 2015, respectively.
(5) Termination fee on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefit associated with the reclassification adjustment was $52,000 for the three months ended March 31, 2016.
(6) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were $5,000 and $11,000 for the three months ended March 31, 2016 and 2015, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Dollars in thousands, except share data)

							Accumulated
	Common Stock				Unearned		Other
			Additional	Unearned	Compensation-		Comprehensive
	Shares	Par Value	Paid-in Capital	Compensation - ESOP	Equity Incentive Plan	Retained Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income	—	—	—	—	—	1,338	(1,553)	(215)
Common stock held by ESOP committed to be released (76,888 shares)	—	—	10	129	—	—	—	139
Share-based compensation - equity incentive plan	—	—	—	—	28	—	—	28
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(225,041)	(2)	(1,673)	—	—	—	—	(1,675)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared and paid ($0.03 per share)	—	—	—	—	—	(531)	—	(531)
BALANCE AT MARCH 31, 2015	18,558,310	$186	$110,382	$(7,340)	$(416)	$46,506	$(9,028)	$140,290

BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income	—	—	—	—	—	1,964	1,894	3,858
Common stock held by ESOP committed to be released (74,430 shares)	—	—	23	130	—	—	—	153
Share-based compensation - equity incentive plan	—	—	—	—	34	—	—	34
Excess tax benefit from equity incentive plan	—	—	3	—	—	—	—	3
Cash dividends declared and paid ($0.03 per share)	—	—	—	—	—	(519)	—	(519)
BALANCE AT MARCH 31, 2016	18,267,747	$183	$108,236	$(6,822)	$(279)	$50,761	$(9,084)	$142,995

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$1,964	$1,338
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(600)	300
Depreciation and amortization of premises and equipment	323	335
Net amortization of premiums and discounts on securities and mortgage loans	1,212	1,283
Net amortization of premiums on modified debt	44	122
Share-based compensation expense	34	28
ESOP expense	153	139
Excess tax benefits from equity incentive plan	(3)	(1)
Net gains on sales of securities	(685)	(817)
Loss on prepayment of borrowings	915	593
Income from bank-owned life insurance	(361)	(367)
Changes in assets and liabilities:
Accrued interest receivable	493	62
Other assets	229	228
Other liabilities	(2,903)	638
Net cash provided by operating activities	815	3,881
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	—	(2,619)
Proceeds from calls, maturities, and principal collections	6,835	13,218
Securities, available for sale:
Purchases	(25,843)	(81,243)
Proceeds from sales	136,826	52,711
Proceeds from calls, maturities, and principal collections	5,457	11,334
Purchase of residential mortgages	(9,587)	(6,209)
Loan originations and principal payments, net	1,436	304
Redemption of Federal Home Loan Bank of Boston stock	994	—
Purchases of premises and equipment	(89)	(2,417)
Proceeds from sale of premises and equipment	20	23
Net cash provided by (used in) investing activities	116,049	(14,898)
FINANCING ACTIVITIES:
Net increase in deposits	27,761	39,085
Net change in short-term borrowings	30,186	(11,372)
Repayment of long-term debt	(32,845)	(20,593)
Proceeds from issuance of long-term debt	41	36
Cash dividends paid	(519)	(531)
Common stock repurchased	—	(1,675)
Excess tax benefits in connection with equity incentive plan	3	1
Net cash provided by financing activities	24,627	4,951

NET CHANGE IN CASH AND CASH EQUIVALENTS:	141,491	(6,066)
Beginning of period	13,703	18,785
End of period	$155,194	$12,719

Supplemental cash flow information:
Securities held to maturity reclassified to available for sale	$(232,817)	$—
Interest paid	2,845	2,631
Taxes paid	35	35
Net cash due to broker for common stock repurchased	30,570	—

See the accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2016, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations for the year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

Reclassifications - Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2.  BUSINESS COMBINATION

On April 4, 2016, we announced the signing of a definitive merger agreement to acquire Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank, whereby Chicopee will merge with and into Westfield Financial. Thereafter, pursuant to the terms of the plan of bank merger to be entered into by the Bank and Chicopee Savings Bank, Chicopee Savings Bank will be merged with and into the Bank, with the Bank surviving. Under the terms of the merger agreement, each outstanding share of Chicopee common stock will be converted into the right to receive 2.425 shares of the Westfield Financial’s common stock. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of Westfield Financial and Chicopee.

3.  EARNINGS PER SHARE

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

Earnings per common share for the three months ended March 31, 2016 and 2015 have been computed based on the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)

Net income applicable to common stock	$1,964	$1,338

Average number of common shares issued	18,268	18,725
Less: Average unallocated ESOP Shares	(964)	(1,041)

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	17,304	17,684

Basic and diluted earnings per share	$0.11	$0.08

4.  COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

Net unrealized gains (losses) on securities available for sale	$544	$(2,343)
Tax effect	(185)	812
Net-of-tax amount	359	(1,531)

Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(2,314)
Tax effect	—	799
Net-of-tax amount	—	(1,515)

Fair value of derivatives used for cash flow hedges	(5,101)	(6,064)
Termination fee	(5,537)	(2,270)
Total derivatives	(10,638)	(8,334)
Tax effect	3,616	2,833
Net-of-tax amount	(7,022)	(5,501)

Unrecognized deferred loss pertaining to defined benefit plan	(3,669)	(3,685)
Tax effect	1,248	1,254
Net-of-tax amount	(2,421)	(2,431)

Accumulated other comprehensive loss	$(9,084)	$(10,978)

The following table presents changes in accumulated other loss for the periods ended March 31, 2016 and 2015 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive income (loss)	209	(1,741)	(21)	(1,553)
Balance at March 31, 2015	$(519)	$(5,529)	$(2,980)	$(9,028)

Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive income (loss)	3,405	(1,521)	10	1,894
Balance at March 31, 2016	$359	$(7,022)	$(2,421)	$(9,084)

5.  SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$194,757	$931	$(808)	$194,880
U.S. government guaranteed mortgage-backed securities	18,696	75	(208)	18,563
Corporate bonds	52,838	453	(103)	53,188
State and municipal bonds	2,938	41	(21)	2,958
Government-sponsored enterprise obligations	24,668	2	(2)	24,668
Mutual funds	6,474	24	(152)	6,346
Common and preferred stock	1,309	312	—	1,621

Total	$301,680	$1,838	$(1,294)	$302,224

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$138,186	$—	$(2,227)	$135,959
U.S. government guaranteed mortgage-backed securities	11,030	—	(127)	10,903
Corporate bonds	21,176	45	(85)	21,136
State and municipal bonds	2,794	7	—	2,801
Government-sponsored enterprise obligations	4,000	—	(49)	3,951
Mutual funds	6,438	—	(191)	6,247
Common and preferred stock	1,309	284	—	1,593

Total available for sale securities	184,933	336	(2,679)	182,590

Held to maturity securities:
Government-sponsored mortgage-backed securities	$148,085	$1,319	$(1,515)	$147,889
U.S. government guaranteed mortgage-backed securities	29,174	166	(66)	29,274
Corporate bonds	23,969	64	(316)	23,717
State and municipal bonds	6,845	68	(102)	6,811
Government-sponsored enterprise obligations	30,146	254	(472)	29,928

Total held to maturity securities	238,219	1,871	(2,471)	237,619

Total	$423,152	$2,207	$(5,150)	$420,209

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 8).

The amortized cost and fair value of securities available for sale at March 31, 2016, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after five years through ten years	$40,198	$40,538
Due after ten years	173,255	172,905
Total	$213,453	$213,443

Debt securities:
Due in one year or less	$2,219	$2,224
Due after one year through five years	27,070	27,299
Due after five years through ten years	50,821	50,977
Due after ten years	334	314
Total	$80,444	$80,814

Gross realized gains and losses on sales of securities available for sale for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Gross gains realized	$1,519	$887
Gross losses realized	(834)	(70)
Net gain realized	$685	$817

Proceeds from the sale of securities available for sale amounted to $136.8 million and $52.7 million for the three months ended March 31, 2016 and 2015, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2016
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$67	$21,929	$741	$80,131
U.S. government guaranteed mortgage-backed securities	—	—	208	5,601
Corporate bonds	103	17,526	—	—
State and municipal bonds	—	—	21	313
Government-sponsored enterprise obligations	—	11,500	2	1,667
Mutual funds	13	1,071	139	1,802
Total	$183	$52,026	$1,111	$89,514

	December 31, 2015
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$2,090	$129,731	$137	$6,228
U.S. government guaranteed mortgage-backed securities	116	10,290	11	613
Corporate bonds	85	13,374	—	—
Government-sponsored enterprise obligations	49	3,951	—	—
Mutual funds	32	4,478	159	1,769

Total available for sale	2,372	161,824	307	8,610

Held to maturity:
Government-sponsored mortgage-backed securities	$947	$45,760	$568	$32,825
U.S. government guaranteed mortgage-backed securities	37	2,522	29	15,401
Corporate bonds	204	5,412	112	13,382
State and municipal bonds	—	—	102	4,809
Government-sponsored enterprise obligations	—	—	472	20,193

Total held to maturity	1,188	53,694	1,283	86,610

Total	$3,560	$215,518	$1,590	$95,220

	March 31, 2016
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from AC Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from AC Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	8	$21,996	$67	0.3%	21	$80,872	$741	0.9%
U.S. government guaranteed mortgage-backed securities	0	—	—	—	2	5,809	208	3.6
Corporate bonds	6	17,629	103	0.6	0	—	—	—
State and municipal bonds	0	—	—	—	1	334	21	6.3
Government-sponsored enterprise obligations	2	11,500	—	—	1	1,669	2	0.1
Mutual funds	1	1,084	13	1.2	1	1,941	139	7.2
		$52,209	$183			$90,625	$1,111

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

6.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2016	2015
	(In thousands)
Commercial real estate	$323,050	$303,036
Residential real estate:
Residential	296,082	298,052
Home equity	45,093	43,512
Commercial and industrial	157,456	168,256
Consumer	1,415	1,534
Total Loans	823,096	814,390
Unearned premiums and deferred loan fees and costs, net	3,867	3,823
Allowance for loan losses	(8,855)	(8,840)
	$818,108	$809,373

During the three months ended March 31, 2016 and 2015, we purchased residential real estate loans aggregating $9.6 million and $6.2 million, respectively.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At March 31, 2016 and December 31, 2015, we serviced loans for participants aggregating $19.7 million and $19.5 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2016 and 2015 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision (credit)	134	(76)	247	11	(16)	300
Charge-offs	—	—	(212)	(13)	—	(225)
Recoveries	—	1	2	9	—	12
Balance at March 31, 2015	$3,839	$1,978	$2,211	$22	$(15)	$8,035

Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(751)	47	105	13	(14)	(600)
Charge-offs	(170)	(50)	—	(23)	—	(243)
Recoveries	851	1	—	6	—	858
Balance at March 31, 2016	$3,786	$2,429	$2,590	$18	$32	$8,855

Further information pertaining to the allowance for loan losses by segment at March 31, 2016 and December 31, 2015 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2016

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,786	2,429	2,590	18	32	8,855
Total allowance for loan losses	$3,786	$2,429	$2,590	$18	$32	$8,855

Loans individually evaluated and deemed impaired	$3,504	$451	$3,463	$—	$—	$7,418
Loans collectively or individually evaluated and not deemed impaired	319,546	340,724	153,993	1,415	—	815,678
Total loans	$323,050	$341,175	$157,456	$1,415	$—	$823,096

December 31, 2015

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,856	2,431	2,485	22	46	8,840
Total allowance for loan losses	$3,856	$2,431	$2,485	$22	$46	$8,840

Loans individually evaluated and deemed impaired	$3,732	$399	$3,363	$—	$—	$7,494
Loans collectively or individually evaluated and not deemed impaired	299,304	341,165	164,893	1,534	—	806,896
Total loans	$303,036	$341,564	$168,256	$1,534	$—	$814,390

The following is a summary of past due and non-accrual loans by class at March 31, 2016 and December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
March 31, 2016
Commercial real estate	$642	$—	$410	$1,052	$—	$3,011
Residential real estate:
Residential	183	262	817	1,262	—	1,481
Home equity	155	38	—	193	—	123
Commercial and industrial	69	—	629	698	—	3,664
Consumer	9	—	—	9	—	9
Total	$1,058	$300	$1,856	$3,214	$—	$8,288

December 31, 2015
Commercial real estate	$348	$730	$20	$1,098	$—	$3,237
Residential real estate:
Residential	638	—	908	1,546	—	1,470
Home equity	230	124	—	354	—	—
Commercial and industrial	127	649	445	1,221	—	3,363
Consumer	30	—	—	30	—	10
Total	$1,373	$1,503	$1,373	$4,249	$—	$8,080

The following is a summary of impaired loans by class at March 31, 2016 and December 31, 2015:

			Three Months Ended
	At March 31, 2016		March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,504	$4,392	$3,618	$12
Residential real estate	451	609	425	—
Commercial and industrial	3,463	4,559	3,413	—
Total impaired loans	$7,418	$9,560	$7,456	$12

			Three Months Ended
	At December 31, 2015		March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial real estate	$3,732	$4,403	$3,082	$—
Residential real estate	399	543	289	—
Commercial and industrial	3,363	4,408	4,223	—
Total impaired loans	$7,494	$9,354	$7,594	$—

No interest income was recognized for impaired loans on a cash-basis method during the three months ended March 31, 2015.

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

There were no significant loans modified in TDRs during the three months ended March 31, 2016 or 2015.

A default occurs when a loan is 30 days or more past due and is within 12 months of restructuring. No TDRs defaulted during the three months ended March 31, 2016 or 2015.

There were no charge-offs on TDRs during the three months ended March 31, 2016. There were $212,000 in charge-offs on TDRs during the three months ended March 31, 2015.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $24.8 million and $23.1 million at March 31, 2016 and December 31, 2015, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at March 31, 2016 and December 31, 2015:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2016
Loans rated 1 – 3	$286,993	$294,601	$44,970	$124,946	$1,406	$752,916
Loans rated 4	29,464	—	—	16,405	—	45,869
Loans rated 5	136	—	—	408	—	544
Loans rated 6	6,457	1,481	123	15,697	9	23,767
	$323,050	$296,082	$45,093	$157,456	$1,415	$823,096

December 31, 2015
Loans rated 1 – 3	$269,124	$296,582	$43,512	$135,416	$1,524	$746,158
Loans rated 4	27,053	—	—	16,060	—	43,113
Loans rated 5	138	—	—	434	—	572
Loans rated 6	6,721	1,470	—	16,346	10	24,547
	$303,036	$298,052	$43,512	$168,256	$1,534	$814,390

7.  SHARE-BASED COMPENSATION

Restricted Stock Awards – During 2002 and 2007, we adopted equity incentive plans under which 652,664 and 624,041 shares, respectively, were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued and outstanding as of March 31, 2016.

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

Restricted shares awarded vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. At March 31, 2016, 48,560 shares had been granted under this plan.

Our stock award and stock option plans activity for the three months ended March 31, 2016 and 2015 is summarized below:

	Unvested Stock Awards Outstanding

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	54,160	$7.28
Shares vested	(11,200)	$7.18
Outstanding at March 31, 2016	42,960	$7.30

Outstanding at December 31, 2014	13,000	$8.07
Shares granted	48,560	$7.18
Outstanding at March 31, 2015	61,560	$7.37

We recorded compensation cost related to the stock awards of $34,000 and $28,000 for the three months ended March 31, 2016 and 2015, respectively.

8.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $120.0 million and $93.8 million at March 31, 2016 and December 31, 2015, respectively. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at March 31, 2016 and December 31, 2015. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit as of March 31, 2016 and December 31, 2015, respectively. Customer repurchase agreements were $38.6 million at March 31, 2016 and $34.7 million at December 31, 2015. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at March 31, 2016 or December 31, 2015.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more and customer repurchase agreements linked to deposit accounts with no stated maturity. At March 31, 2016, we had $85.0 million in long-term debt with the FHLBB. This compares to $147.4 million in long-term debt with FHLBB advances at December 31, 2015. Long-term customer repurchase agreements were $6.0 million and $5.9 million at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, we prepaid FHLBB borrowings in the amount $42.5 million and incurred a prepayment expense of $915,000. The borrowings had a weighted average rate of 2.29%.

Customer repurchase agreements are collateralized by government-sponsored enterprise obligations with fair value of $6.7 million and $6.5 million, and mortgage backed securities with a fair value of $67.3 million and $63.5 million, at March 31, 2016 and December 31, 2015, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

9.  PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Service cost	$293	$309
Interest cost	240	226
Expected return on assets	(274)	(284)
Amortization of actuarial loss	16	31
Net periodic pension cost	$275	$282

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2016. No contributions have been made to the plan for the three months ended March 31, 2016. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as third-party administrator for our 401(k) and ESOP plans.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2016 and December 31, 2015.

March 31, 2016	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$5,101

December 31, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$6,064

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

The following table presents information about our cash flow hedges at March 31, 2016 and December 31, 2015:

March 31, 2016	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	2.0	0.62%	1.52%	$(616)
Forward starting interest rate swaps on FHLBB borrowings	35,000	6.5	—	3.54%	(4,485)
Total cash flow hedges	$75,000	4.1			$(5,101)

December 31, 2015	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	2.3	0.32%	1.52%	$(330)
Forward starting interest rate swaps on FHLBB borrowings	67,500	6.5	—	3.42%	(5,734)
Total cash flow hedges	$107,500	4.9			$(6,064)

The forward-starting interest rate swaps with notional amounts of $35.0 million commence in 2016.

During the first quarter of 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees will be amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminate in 2016 and 2015, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the three months ended March 31, 2016 or 2015.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest rate swaps	$(2,551)	$(2,769)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $247,000 and $131,000 during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

As of March 31, 2016, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $5.2 million. As of March 31, 2016, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at the termination value.

11. FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$194,880	$—	$194,880
U.S. Government guaranteed mortgage-backed securities	—	18,563	—	18,563
Corporate bonds	—	53,188	—	53,188
State and municipal bonds	—	2,958	—	2,958
Government-sponsored enterprise obligations	—	24,668	—	24,668

Mutual funds	6,346	—	—	6,346

Common and preferred stock	1,621	—	—	1,621

Total assets	$7,967	$294,257	$—	$302,224

Liabilities:
Interest rate swaps, net	$—	$5,101	$—	$5,101

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$135,959	$—	$135,959
U.S. Government guaranteed mortgage-backed securities	—	10,903	—	10,903
Corporate bonds	—	21,136	—	21,136
State and municipal bonds	—	2,801	—	2,801
Government-sponsored enterprise obligations	—	3,951	—	3,951
Mutual funds	6,247	—	—	6,247
Common and preferred stock	1,593	—	—	1,593
Total assets	$7,840	$174,750	$—	$182,590

Liabilities:
Interest rate swaps	$—	$6,064	$—	$6,064

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2016 and 2015. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2016 and 2015.

	At			Three Months Ended
	March 31, 2016			March 31, 2016
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$2,010	$170
Total assets	$—	$—	$2,010	$170

	At			Three Months Ended
	March 31, 2015			March 31, 2015
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$2,237	$212
Total assets	$—	$—	$2,237	$212

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

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2016 and 2015. We did not measure any liabilities at fair value on a recurring or non-recurring basis on the consolidated balance sheets.

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

	March 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$155,194	$155,194	$—	$—	$155,194
Securities available for sale	302,224	7,967	294,257	—	302,224
Federal Home Loan Bank of Boston and other restricted stock	14,080	—	—	14,080	14,080
Loans - net	818,108	—	—	816,194	816,194
Accrued interest receivable	3,385	—	—	3,385	3,385

Liabilities:
Deposits	928,124	—	—	930,888	930,888
Short-term borrowings	158,593	—	158,599	—	158,599
Long-term debt	90,943	—	91,717	—	91,717
Accrued interest payable	318	—	—	318	318
Derivative liabilities	5,101	—	5,101	—	5,101

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$13,703	$13,703	$—	$—	$13,703
Securities available for sale	182,590	7,840	174,750	—	182,590
Securities held to maturity	238,219	—	237,619	—	237,619
Federal Home Loan Bank of Boston and other restricted stock	15,074	—	—	15,074	15,074
Loans - net	809,373	—	—	797,596	797,596
Accrued interest receivable	3,878	—	—	3,878	3,878
Derivative assets	—	—	—	—	—

Liabilities:
Deposits	900,363	—	—	901,400	901,400
Short-term borrowings	128,407	—	128,407	—	128,407
Long-term debt	153,358	—	155,433	—	155,433
Accrued interest payable	446	—	—	446	446
Derivative liabilities	6,064	—	6,064	—	6,064

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This Update was issued as part of the FASB’s simplification initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition, amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

•	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market areas of western Massachusetts and northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

•	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

•	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three months ended March 31, 2016 in the context of this strategy.

•	Net income was $2.0 million, or $0.11 per diluted share, for the three months ended March 31, 2016, compared to $1.3 million, or $0.08 per diluted share, for the same period in 2015.

•	The (credit) provision for loan losses was $(600,000) and $300,000 for the three months ended March 31, 2016 and 2015, respectively. The credit to the provision for the 2016 period was primarily the result of an $852,000 recovery on a single commercial real estate loan.

•	Net interest income was $8.2 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% for the three months ended March 31, 2016, compared to 2.52% for the same period in 2015. The increase in net interest income was primarily due to a 13 basis point increase in the yield on average interest-earning assets along with a $37.4 million increase in the average balance of interest-earning assets, which was offset partially by a 3 basis point increase in the cost of interest-bearing liabilities.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2015 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015

Total assets were stable at $1.37 billion at March 31, 2016 and $1.34 billion at December 31, 2015. Cash and cash equivalents increased $141.5 million to $155.2 million at March 31, 2016. Securities totaling $136.8 million were sold late in the first quarter of 2016, which did not allow adequate time to redeploy the cash prior to the end of the quarter.

Securities decreased $119.6 million to $316.3 million at March 31, 2016, from $435.9 million at December 31, 2015 resulting from the sale of $136.8 million in securities during the first quarter of 2016. During the first quarter of 2016, we transferred our securities classified as held to maturity into available-for-sale. Market conditions allowed for us to take advantage of opportunities to further reduce our securities portfolio along with our borrowings. In doing so, we have also reduced the dollar amount of instruments that are marked to market impacting accumulated other comprehensive income, and therefore, tangible book value.

Total loans increased by $8.8 million to $827.0 million at March 31, 2016 from $818.2 million at December 31, 2015. Commercial real estate loans increased $20.1 million to $323.1 million at March 31, 2016 from $303.0 at December 31, 2015. Non-owner occupied commercial real estate loans increased $13.6 million to $202.8 million at March 31, 2016 from $189.2 million at December 31, 2015, while owner occupied commercial real estate loans increased $6.5 million to $120.3 million at March 31, 2016, from $113.8 million at December 31, 2015. Commercial and industrial loans decreased $10.8 million to $157.5 million at March 31, 2016 from $168.3 million at December 31, 2015. The decrease in commercial and industrial loans from December 31, 2015 was primarily due to the payoff of an $8.8 million loan relationship that occurred late in the first quarter 2016.

Residential loans decreased $400,000 to $341.2 million at March 31, 2016 from $341.6 million at December 31, 2015. We purchased $9.6 million in residential loans from a New England-based bank. While management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $8.3 million at March 31, 2016 and $8.1 million at December 31, 2015. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $136,000 and $124,000 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, there was no real estate in foreclosure. At March 31, 2016 and December 31, 2015, our nonperforming loans to total loans were 1.00% and 0.99%, respectively, while our nonperforming assets to total assets were 0.61% and 0.60%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 6 of the accompanying unaudited consolidated financial statements.

Total deposits increased $27.7 million to $928.1 million at March 31, 2016 from $900.4 million at December 31, 2015. The increase in deposits was due to a $13.5 million increase in money market accounts to $256.1 million at March 31, 2016 from $242.6 million at December 31, 2015. Checking account increased $7.6 million to $194.4 million at March 31, 2016 from $186.8 million at December 31, 2015. Time deposit accounts increased $5.5 million to $401.2 million at March 31, 2016 from $395.7 million at December 31, 2015. Regular savings accounts increased $1.2 million to $76.4 million at March 31, 2016 from $75.2 million at December 31, 2015.

Borrowings decreased $32.2 million to $249.5 million at March 31, 2016 from $281.8 million at December 31, 2015. Long-term debt decreased $62.5 million to $90.9 million at March 31, 2016 from $153.4 million at December 31, 2015. We prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000 for the first quarter 2016. In addition, we utilized cash on hand to pay off maturing advances in the amount of $20.0 million. Short-term borrowings increased $30.2 million to $158.6 million at March 31, 2016 from $128.4 million at December 31, 2015 primarily due to an increase in short-term FHLBB funding. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

Shareholders’ equity was $143.0 million and $139.5 million, which represented 10.4% of total assets at March 31, 2016 and December 31, 2015, respectively. The increase in shareholders’ equity during the quarter reflects net income of $2.0 million for the three months ended March 31, 2016, an increase in other comprehensive income of $1.9 million due to changes in the market value of securities and the transfer of our securities classified as held-to-maturity into available-for-sale. This was partially offset by the payment of regular dividends amounting to $519,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

General

Net income was $2.0 million, or $0.11 per diluted share, for the quarter ended March 31, 2016, compared to $1.3 million, or $0.08 per diluted share, for the same period in 2015. Net interest income was $8.2 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2016 and 2015, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2016			2015
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$823,335	$8,280	4.02%	$727,447	$7,260	3.99%
Securities(2)	411,034	2,590	2.52	481,919	2,975	2.47
Other investments - at cost	16,051	132	3.29	16,234	68	1.68
Short-term investments(3)	28,276	25	0.35	15,744	6	0.15
Total interest-earning assets	1,278,696	11,027	3.45	1,241,344	10,309	3.32
Total noninterest-earning assets	80,510			78,084

Total assets	$1,359,206			$1,319,428

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$30,531	20	0.26	$38,079	21	0.22
Savings accounts	76,958	20	0.10	75,725	19	0.10
Money market accounts	248,597	227	0.37	233,418	220	0.38
Time certificates of deposit	398,598	1,205	1.21	368,463	1,081	1.17
Total interest-bearing deposits	754,684	1,472		715,685	1,341
Short-term borrowings and long-term debt	290,069	1,246	1.72	308,379	1,257	1.63
Interest-bearing liabilities	1,044,753	2,718	1.04	1,024,064	2,598	1.01
Noninterest-bearing deposits	155,887			134,902
Other noninterest-bearing liabilities	17,987			18,473
Total noninterest-bearing liabilities	173,874			153,375

Total liabilities	1,218,627			1,177,439
Total equity	140,579			141,990
Total liabilities and equity	$1,359,206			$1,319,429
Less: Tax-equivalent adjustment(2)		(66)			(121)
Net interest and dividend income		$8,243			$7,590
Net interest rate spread(4)			2.41%			2.31%
Net interest margin(5)			2.61%			2.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.39			121.22

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets		(In thousands)
Loans (1)	$957	$63	$1,020
Securities (1)	(438)	53	(385)
Other investments - at cost	(1)	65	64
Short-term investments	5	14	19
Total interest-earning assets	523	195	718

Interest-bearing liabilities
Interest-bearing accounts	(4)	3	(1)
Savings accounts	—	1	1
Money market accounts	14	(7)	7
Time deposits	88	36	124
Short-term borrowing and long-time debt	(75)	64	(11)
Total interest-bearing liabilities	23	97	120
Change in net interest and dividend income (1)	$500	$98	$598

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $8.2 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% for the three months ended March 31, 2016, compared to 2.52% for the same period in 2015.

The increase in net interest income was primarily driven by a 13 basis point increase in the yield on interest-earning assets driven by the favorable shift of interest-earning assets from securities and into loans along with a $37.4 million increase in the average balance of interest-earning assets. The average yield on interest-earning assets increased 13 basis points to 3.45% for the three months ended March 31, 2016 from 3.32% for the same period in 2015. The average balance of securities decreased $70.9 million to $411.0 million from $481.9 million, while the average balance of loans increased $95.9 million to $823.3 million from $727.4 million for the three months ended March 31, 2016 from the same period in 2015. Interest on earning-assets increased $773,000 to $11.0 million for the three months ended March 31, 2016, from $10.2 million for the same period in 2015. The average balance of interest-earning assets increased $37.4 million to $1.3 billion for March 31, 2016. The change in average asset balances is the result of continued loan growth along with executing on our strategy to gradually shift our asset mix out of securities and into loans.

Interest expense increased $120,000 to $2.7 million for the three months ended March 31, 2016 from $2.6 million for the same period in 2015. The average cost of interest-bearing liabilities increased 3 basis points to 1.04% for the three months ended March 31, 2016 from 1.01% for the same period in 2015. The increase in the cost of interest-bearing liabilities was primarily due to an increase in rates on short-term borrowings and long-term debt and time deposits along with an increase in the average balance of time deposits. The cost of short-term borrowings and long-term debt increased 9 basis points to 1.72% for the three months ended March 31, 2016 from 1.63% for the three months ended March 31, 2015. This was primarily due to the amortization of $152,000 in fees in conjunction with the early termination of three forward-starting interest rate swaps. Notional amount of forward-starting swaps terminated totaled $35.0 million and $47.5 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. All fees are amortized monthly as a component of interest expense and other comprehensive income over the term of the previously hedged FHLBB borrowing.

During the first quarter of 2016, we prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% in order to eliminate higher-cost borrowings. In addition, we utilized cash on hand to pay off $20.0 million in maturing FHLBB borrowings. Because both transactions occurred late in the first quarter of 2016, they did not have an impact on the cost of funds. In addition, the average balance of time deposit accounts increased $30.1 million to $398.6 million from $368.5 for the three months ended March 31, 2016. The interest expense on time deposits increased $124,000 to $1.2 million due to a 4 basis point increase in the cost of time deposits to 1.21% for the three months ended March 31, 2016 from 1.17% for the comparable 2015 period.

Provision (Credit) for Loan Losses

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

The amount of the credit provision for loan losses during the three months ended March 31, 2016 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described below and in the comparison of financial condition, include an increase in net loan recoveries, an increase in commercial real estate loans, which were both partially offset by a decrease in commercial and industrial loans. After evaluating these factors, we recorded a credit provision for loan losses of $600,000 for the three months ended March 31, 2016, compared to $300,000 in provision expense for the same period in 2015. The allowance was $8.9 million and $8.8 million and 1.07% and 1.08% of total loans at March 31, 2016 and December 31, 2015, respectively.

Net recoveries were $615,000 for the three months ended March 31, 2016. This comprised recoveries of $858,000 for the three months ended March 31, 2016, offset partially by charge-offs of $243,000 for the same period. During the first quarter of 2016, we received a partial recovery of $852,000 related to a single commercial real estate loan previously charged-off in 2010.

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

Noninterest Income

Noninterest income decreased $214,000 to $1.0 million for the three months ended March 31, 2016, compared to $1.2 million for the same period in 2015. We incurred $915,000 in expense on the prepayment of borrowings during the three months ended March 31, 2016, while the comparable 2015 period included $593,000 in prepayment expense. Net gains on the sale of securities decreased $132,000 to $685,000 for the three months ended March 31, 2016. Service charges and fees increased $246,000 to $884,000 at March 31, 2016, from $638,000 at March 31, 2015. Fees collected from card-based transactions increased $104,000 for the three months ended March 31, 2016, which primarily reflects an increase in customer debit card interchange income.

Noninterest Expense

Noninterest expense increased $361,000 to $7.1 million for the three months ended March 31, 2016, from $6.7 million for the comparable 2015 period. The increase was primarily due to $154,000 in merger-related expenses for the quarter ended March 31, 2016, compared to none in the comparable 2015 period.

Income Taxes

For the three months ended March 31, 2016, we had a tax provision of $822,000 as compared to $470,000 for the same period in 2015. The effective tax rate was 29.5% for the three months ended March 31, 2016 and 26.0% for the same period in 2015. The change in effective tax rate from March 31, 2015 reflects lower levels of tax-exempt municipal obligations and lower levels of tax-advantaged income such as bank-owned life insurance (“BOLI”).

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at March 31, 2016, was $57.2 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. As of March 31, 2016, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $50.0 million, respectively.

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

At March 31, 2016, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2016, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of March 31, 2016, and December 31, 2015, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
March 31, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$161,077	17.30%	$74,491	8.00%	N/A	N/A
Bank	152,989	16.46	74,378	8.00	$92,973	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	152,079	16.33	55,868	6.00	N/A	N/A
Bank	144,074	15.50	55,784	6.00	74,378	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	152,079	16.33	41,901	4.50	N/A	N/A
Bank	144,074	15.50	41,838	4.50	60,432	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	152,079	11.19	54,385	4.00	N/A	N/A
Bank	144,074	10.61	54,331	4.00	67,914	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	144,074	10.47	27,533	2.00	N/A	N/A
December 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$159,386	17.20%	$74,136	8.00%	N/A	N/A
Bank	151,327	16.36	74,006	8.00	$92,508	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	55,602	6.00	N/A	N/A
Bank	142,427	15.40	55,505	6.00	74,006	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	150,444	16.23	41,702	4.50	N/A	N/A
Bank	142,427	15.40	41,629	4.50	60,130	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	150,444	11.16	53,876	4.00	N/A	N/A
Bank	142,427	10.58	53,871	4.00	67,339	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	142,427	10.56	26,985	2.00	N/A	N/A

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at March 31, 2016:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$593	$888	$670	$3,514	$5,665

Borrowings and Debt
Federal Home Loan Bank	134,983	47,000	23,000	—	204,983
Securities sold under agreements to repurchase	44,553	—	—	—	44,553
Total borrowings and debt	179,536	47,000	23,000	—	249,536

Credit Commitments
Available lines of credit	90,260	—	44	29,046	119,350
Other loan commitments	72,307	12,080	—	275	84,662
Letters of credit	3,578	500	392	255	4,725
Total credit commitments	166,145	12,580	436	29,576	208,737

Other Obligations
Vendor Contracts	902	951	279	—	2,132

Total Obligations	$347,176	$61,419	$24,385	$33,090	$466,070

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2015 Annual Report. Please refer to Item 7A of the 2015 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2015 Annual Report. There are no material changes in the risk factors relevant to our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2016	—	—	—	484,668
February 1 - 29, 2016	—	—	—	484,668
March 1 - 31, 2016	—	—	—	484,668
Total	—	—	—	484,668

(1)	On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of March 31, 2016, there were 484,668 shares remaining to be purchased under the new repurchase program.

There were no sales by us of unregistered securities during the three months ended March 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2016.

Westfield Financial, Inc.

By :	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By :	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Westfield Financial, Inc. and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

3.1	Articles of Organization of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

3.2	Articles of Amendment of New Westfield Financial, Inc. (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.