Form 10-Q
period 2016-06-30
WESTFIELD FINANCIAL INC
filed 2016-08-09
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, the registrant had 18,330,487 shares of common stock, $.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	changes in the regulatory environment;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new line of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
CASH AND DUE FROM BANKS	$10,477	$9,891
FEDERAL FUNDS SOLD	419	100
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	10,371	3,712
CASH AND CASH EQUIVALENTS	21,267	13,703

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	296,565	182,590
SECURITIES HELD TO MATURITY (Fair value of $237,619 at December 31, 2015)	—	238,219
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	11,267	15,074
LOANS - Net of allowance for loan losses of $9,570 and $8,840 at June 30, 2016 and December 31, 2015, respectively	896,642	809,373
PREMISES AND EQUIPMENT, Net	13,224	13,564
ACCRUED INTEREST RECEIVABLE	3,712	3,878
BANK-OWNED LIFE INSURANCE	50,994	50,230
DEFERRED TAX ASSET, Net	9,706	10,881
OTHER ASSETS	2,928	2,418
TOTAL ASSETS	$1,306,305	$1,339,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$159,022	$157,844
Interest-bearing	761,890	742,519
Total deposits	920,912	900,363

SHORT-TERM BORROWINGS	144,707	128,407
LONG-TERM DEBT	78,032	153,358
OTHER LIABILITIES	18,085	18,336
TOTAL LIABILITIES	1,161,736	1,200,464

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 18,330,487 shares issued and outstanding at June 30, 2016; 18,267,747 shares issued and outstanding at December 31, 2015	184	183
Additional paid-in capital	108,742	108,210
Unearned compensation - ESOP	(6,695)	(6,952)
Unearned compensation - Equity Incentive Plan	(697)	(313)
Retained earnings	50,631	49,316
Accumulated other comprehensive loss	(7,596)	(10,978)
Total shareholders’ equity	144,569	139,466
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,306,305	$1,339,930

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$6,924	$5,715	$13,436	$11,310
Commercial and industrial loans	1,674	1,619	3,370	3,218
Consumer loans	41	37	83	73
Debt securities, taxable	1,679	2,832	4,106	5,491
Debt securities, tax-exempt	28	175	104	361
Equity securities	43	42	95	83
Other investments - at cost	136	69	268	137
Federal funds sold, interest-bearing deposits and other short-term investments	29	5	53	11
Total interest and dividend income	10,554	10,494	21,515	20,684
INTEREST EXPENSE:
Deposits	1,535	1,380	3,007	2,721
Long-term debt	461	1,092	1,303	2,162
Short-term borrowings	556	243	960	431
Total interest expense	2,552	2,715	5,270	5,314
Net interest and dividend income	8,002	7,779	16,245	15,370
PROVISION FOR LOAN LOSSES	625	350	25	650
Net interest and dividend income after provision for loan losses	7,377	7,429	16,220	14,720

NONINTEREST INCOME (LOSS):
Service charges and fees	859	840	1,743	1,477
Income from bank-owned life insurance	403	407	764	774
Loss on prepayment of borrowings	—	(278)	(915)	(871)
(Loss) gain on sales of securities, net	(2)	276	683	1,093
Total noninterest income	1,260	1,245	2,275	2,473
NONINTEREST EXPENSE:
Salaries and employee benefits	3,910	3,863	7,781	7,684
Occupancy	804	818	1,605	1,659
Computer operations	626	559	1,247	1,143
Professional fees	545	488	1,061	959
FDIC insurance assessment	190	188	380	381
Merger related expenses	929	—	1,083	—
Other	994	949	1,913	1,750
Total noninterest expense	7,998	6,865	15,070	13,576
INCOME BEFORE INCOME TAXES	639	1,809	3,425	3,617
INCOME TAX PROVISION	250	445	1,072	915
NET INCOME	$389	$1,364	$2,353	$2,702

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.02	$0.08	$0.14	$0.15
Weighted average shares outstanding	17,337,955	17,519,562	17,321,022	17,601,575
Diluted earnings per share	$0.02	$0.08	$0.14	$0.15
Weighted average diluted shares outstanding	17,337,955	17,519,562	17,321,022	17,601,575

 See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$389	$1,364	$2,353	$2,702

Other comprehensive income (loss):
Unrealized gains (loss) on securities:
Unrealized holding gains (loss) on available for sale securities	2,606	(2,934)	6,179	(1,719)
Reclassification adjustment for loss (gain) realized in income (1)	2	(276)	(683)	(1,093)
Amortization of net unrealized (gain) loss on held-to-maturity securities (2)	—	(115)	26	(191)
Amortization of net unrealized loss upon transfer of held-to-maturity to available-for-sale (3)	—	—	2,288	—
Net unrealized gains (losses)	2,608	(3,325)	7,810	(3,003)
Tax effect	(895)	1,148	(2,692)	1,036
Net-of-tax amount	1,713	(2,177)	5,118	(1,967)

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(729)	1,492	(3,280)	(1,277)
Reclassification adjustment for loss realized in interest expense (4)	90	137	185	268
Reclassification adjustment for termination fee realized in interest expense (5)	266	38	418	38
Net adjustments relating to derivative instruments	(373)	1,667	(2,677)	(971)
Tax effect	127	(567)	910	330
Net-of-tax amount	(246)	1,100	(1,767)	(641)

Defined benefit pension plans:
Gains and losses arising during the period pertaining to defined benefit plans	—	—	—	(62)
Reclassification adjustment (6):
Actuarial loss	31	93	47	124
Net adjustments pertaining to defined benefit plans	31	93	47	62
Tax effect	(10)	(30)	(16)	(21)
Net-of-tax amount	21	63	31	41

Other comprehensive income (loss)	1,488	(1,014)	3,382	(2,567)

Comprehensive income	$1,877	$350	$5,735	$135

(1) (Loss) gain realized in income on available-for-sale securities is recognized as a component of noninterest income. The tax effects applicable to net realized (loss) gains was $(1) and $95,000 for the three months ended June 30, 2016 and 2015, respectively. The tax provision applicable to net realized gains was $235,000 and $376,000 for the six months ended June 30, 2016 and 2015, respectively.

(2) Amortization of net unrealized (loss) gain on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $40,000 for the three months ended June 30, 2015. Income tax effects associated with the reclassification adjustments were $(9,000) and a benefit of $65,000 for the six months ended June 30, 2016 and 2015, respectively.

(3) Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the six months ended June 30, 2016.

(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $31,000 and $60,000 for the three months ended June 30, 2016 and 2015, respectively. Income tax effects associated with the reclassification adjustment were $63,000 and $104,000 for the six months ended June 30, 2016 and 2015, respectively.

(5) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $90,000 and $13,000 for the three months ended June 30, 2016 and 2015, respectively. Income tax effects associated with the reclassification adjustment were $142,000 and $13,000 for the six months ended June 30, 2016 and 2015, respectively.

(6) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were $10,000 and $32,000 for the three months ended June 30, 2016 and 2015, respectively. Income tax effects associated with the reclassification adjustments were $16,000 and $21,000 for the six months ended June 30, 2016 and 2015, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income	—	—	—	—	—	2,702	(2,567)	135
Common stock held by ESOP committed to be released (76,888 shares)	—	—	25	259	—	—	—	284
Share-based compensation - equity incentive plan	—	—	—	—	64	—	—	64
Excess tax benefit from equity incentive plan	—	—	1	—	—	—	—	1
Common stock repurchased	(287,727)	(3)	(2,142)	—	—	—	—	(2,145)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(1,057)	—	(1,057)
BALANCE AT JUNE 30, 2015	18,495,624	$185	$109,928	$(7,210)	$(380)	$47,344	$(10,042)	$139,825

BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income	—	—	—	—	—	2,353	3,382	5,735
Common stock held by ESOP committed to be released (74,430 shares)	—	—	44	257	—	—	—	301
Share-based compensation - equity incentive plan	—	—	—	—	101	—	—	101
Excess tax benefit from equity incentive plan	—	—	4	—	—	—	—	4
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(1,038)	—	(1,038)
BALANCE AT JUNE 30, 2016	18,330,487	$184	$108,742	$(6,695)	$(697)	$50,631	$(7,596)	$144,569

See accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$2,353	$2,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25	650
Depreciation and amortization of premises and equipment	648	662
Net amortization of premiums and discounts on securities and mortgage loans	1,950	2,552
Net amortization of premiums on modified debt	52	221
Share-based compensation expense	101	64
ESOP expense	301	284
Excess tax benefits from equity incentive plan	(4)	(1)
Net gains on sales of securities	(683)	(1,093)
Loss on prepayment of borrowings	915	871
Income from bank-owned life insurance	(764)	(774)
Changes in assets and liabilities:
Accrued interest receivable	166	13
Other assets	(510)	(343)
Other liabilities	(3,498)	(633)
Net cash provided by operating activities	1,052	5,175
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	—	(2,619)
Proceeds from calls, maturities, and principal collections	6,835	22,863
Securities, available for sale:
Purchases	(39,094)	(132,193)
Proceeds from sales	136,824	77,783
Proceeds from calls, maturities, and principal collections	26,258	22,282
Purchase of residential mortgages	(70,437)	(32,007)
Loan originations and principal payments, net	(16,895)	(3,048)
Redemption (purchase) of Federal Home Loan Bank of Boston stock	3,807	(438)
Purchases of premises and equipment	(328)	(2,662)
Proceeds from sale of premises and equipment	20	23
Net cash provided by (used in) investing activities	46,990	(50,016)
FINANCING ACTIVITIES:
Net increase in deposits	20,549	63,496
Net change in short-term borrowings	16,300	17,254
Repayment of long-term debt	(76,414)	(37,871)
Proceeds from long-term debt	121	72
Cash dividends paid	(1,038)	(1,057)
Common stock repurchased	—	(2,145)
Excess tax benefits in connection with equity incentive plan	4	1
Net cash (used in) provided by financing activities	(40,478)	39,750

NET CHANGE IN CASH AND CASH EQUIVALENTS:	7,564	(5,091)
Beginning of period	13,703	18,785
End of period	$21,267	$13,694

Supplemental cash flow information:
Securities reclassified from held-to-maturity to available-for-sale	$(232,817)	$—
Interest paid	5,402	5,342
Taxes paid	1,845	1,155

See the accompanying notes to unaudited consolidated financial statements

WESTFIELD FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2016, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations for the year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2016 and 2015 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net income applicable to common stock	$389	$1,364	$2,353	$2,702

Average number of common shares issued	18,294	18,541	18,281	18,632
Less: Average unallocated ESOP Shares	(945)	(1,021)	(954)	(1,031)
Less: Average unvested equity incentive plan shares	(11)	—	(5)	—

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	17,338	17,520	17,322	17,601

Basic and diluted earnings per share	$0.02	$0.08	$0.14	$0.15

4. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)

Net unrealized (loss) gain on securities available for sale	$3,152	$(2,343)
Tax effect	(1,080)	812
Net-of-tax amount	2,072	(1,531)

Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(2,314)
Tax effect	—	799
Net-of-tax amount	—	(1,515)

Fair value of derivatives used for cash flow hedges	(5,740)	(6,064)
Termination fee	(5,271)	(2,270)
Total derivatives	(11,011)	(8,334)
Tax effect	3,743	2,833
Net-of-tax amount	(7,268)	(5,501)

Unrecognized deferred loss pertaining to defined benefit plan	(3,638)	(3,685)
Tax effect	1,238	1,254
Net-of-tax amount	(2,400)	(2,431)

Accumulated other comprehensive loss	$(7,596)	$(10,978)

The following table presents changes in accumulated other loss for the periods ended June 30, 2016 and 2015 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive income (loss)	(1,967)	(641)	41	(2,567)
Balance at June 30, 2015	$(2,695)	$(4,429)	$(2,918)	$(10,042)

Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive income (loss)	5,118	(1,767)	31	3,382
Balance at June 30, 2016	$2,072	$(7,268)	$(2,400)	$(7,596)

5. SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$187,362	$2,092	$(257)	$189,197
U.S. government guaranteed mortgage-backed securities	19,143	128	(158)	19,113
Corporate bonds	52,646	992	—	53,638
State and municipal bonds	4,294	82	(15)	4,361
Government-sponsored enterprise obligations	22,149	23	—	22,172
Mutual funds	6,509	47	(149)	6,407
Common and preferred stock	1,309	368	—	1,677

Total	$293,412	$3,732	$(579)	$296,565

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$138,186	$—	$(2,227)	$135,959
U.S. government guaranteed mortgage-backed securities	11,030	—	(127)	10,903
Corporate bonds	21,176	45	(85)	21,136
State and municipal bonds	2,794	7	—	2,801
Government-sponsored enterprise obligations	4,000	—	(49)	3,951
Mutual funds	6,438	—	(191)	6,247
Common and preferred stock	1,309	284	—	1,593

Total available for sale securities	184,933	336	(2,679)	182,590

Held to maturity securities:
Government-sponsored mortgage-backed securities	$148,085	$1,319	$(1,515)	$147,889
U.S. government guaranteed mortgage-backed securities	29,174	166	(66)	29,274
Corporate bonds	23,969	64	(316)	23,717
State and municipal bonds	6,845	68	(102)	6,811
Government-sponsored enterprise obligations	30,146	254	(472)	29,928

Total held to maturity securities	238,219	1,871	(2,471)	237,619

Total	$423,152	$2,207	$(5,150)	$420,209

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 8).

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2016, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$12,123	$12,360
Due after five years through ten years	27,777	28,360
Due after ten years	166,605	167,590
Total	$206,505	$208,310

Debt securities:
Due in one year or less	$2,205	$2,216
Due after one year through five years	27,745	28,249
Due after five years through ten years	42,053	42,582
Due after ten years	7,086	7,124
Total	$79,089	$80,171

Gross realized gains and losses on sales of securities available for sale for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Gross gains realized	$—	$276	$1,520	$1,163
Gross losses realized	(2)	—	(837)	(70)
Net gain realized	$(2)	$276	$683	$1,093

Proceeds from the sale of securities available for sale amounted to $136.8 million and $77.8 million for the six months ended June 30, 2016 and 2015, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$1	$290	$256	$38,409
U.S. government guaranteed mortgage-backed securities	8	1,488	150	5,431
State and municipal bonds	—	—	15	318
Mutual funds	14	1,074	135	1,818

Total	$23	$2,852	$556	$45,976

	December 31, 2015
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for sale:
Government-sponsored mortgage-backed securities	$2,090	$129,731	$137	$6,228
U.S. government guaranteed mortgage-backed securities	116	10,290	11	613
Corporate bonds	85	13,374	—	—
Government-sponsored enterprise obligations	49	3,951	—	—
Mutual funds	32	4,478	159	1,769

Total available for sale	2,372	161,824	307	8,610

Held to maturity:
Government-sponsored mortgage-backed securities	947	45,760	568	32,825
U.S. government guaranteed mortgage-backed securities	37	2,522	29	15,401
Corporate bonds	204	5,412	112	13,382
State and municipal bonds	—	—	102	4,809
Government-sponsored enterprise obligations	—	—	472	20,193

Total held to maturity	1,188	53,694	1,283	86,610

Total	$3,560	$215,518	$1,590	$95,220

	June 30, 2016
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	1	$291	$1	0.3%	11	$38,665	$256	0.7%
U.S. government guaranteed mortgage-backed securities	1	1,496	8	0.5	2	5,581	150	2.7
State and municipal bonds	0	—	—	—	1	333	15	4.5
Mutual funds	1	1,088	14	1.3	1	1,953	135	6.9
		$2,875	$23			$46,532	$556

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial real estate	$338,807	$303,036
Residential real estate:
Residential	346,003	298,052
Home equity	48,109	43,512
Commercial and industrial	167,224	168,256
Consumer	1,332	1,534
Total Loans	901,475	814,390
Unearned premiums and deferred loan fees and costs, net	4,737	3,823
Allowance for loan losses	(9,570)	(8,840)
	$896,642	$809,373

During the six months ended June 30, 2016 and 2015, we purchased residential real estate loans aggregating $70.4 million and $32.0 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At June 30, 2016 and December 31, 2015, we serviced loans for participants aggregating $19.2 million and $19.5 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2016 and 2015 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2015	$3,839	$1,978	$2,211	$22	$(15)	$8,035
Provision (credit)	11	149	191	14	(15)	350
Charge-offs	—	(15)	(70)	(16)	—	(101)
Recoveries	—	5	2	4	—	11
Balance at June 30, 2015	$3,850	$2,117	$2,334	$24	$(30)	$8,295

Balance at March 31, 2016	$3,786	$2,429	$2,590	$18	$32	$8,855
Provision (credit)	75	374	207	8	(39)	625
Charge-offs	—	—	—	(18)	—	(18)
Recoveries	95	1	—	12	—	108
Balance at June 30, 2016	$3,956	$2,804	$2,797	$20	$(7)	$9,570

Six Months Ended
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision (credit)	145	73	438	25	(31)	650
Charge-offs	—	(15)	(282)	(29)	—	(326)
Recoveries	—	6	4	13	—	23
Balance at June 30, 2015	$3,850	$2,117	$2,334	$24	$(30)	$8,295

Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(676)	422	312	20	(53)	25
Charge-offs	(170)	(50)	—	(40)	—	(260)
Recoveries	946	1	—	18	—	965
Balance at June 30, 2016	$3,956	$2,804	$2,797	$20	$(7)	$9,570

Further information pertaining to the allowance for loan losses by segment at June 30, 2016 and December 31, 2015 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2016

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,956	2,804	2,797	20	(7)	9,570
Total allowance for loan losses	$3,956	$2,804	$2,797	$20	$(7)	$9,570

Loans individually evaluated and deemed impaired	$3,594	$563	$3,598	$—	$—	$7,755
Loans collectively or individually evaluated and not deemed impaired	335,213	393,549	163,626	1,332	—	893,720
Total loans	$338,807	$394,112	$167,224	$1,332	$—	$901,475

December 31, 2015

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,856	2,431	2,485	22	46	8,840
Total allowance for loan losses	$3,856	$2,431	$2,485	$22	$46	$8,840

Loans individually evaluated and deemed impaired	3,732	399	3,363	—	—	$7,494
Loans collectively or individually evaluated and not deemed impaired	299,304	341,165	164,893	1,534	—	806,896
Total loans	$303,036	$341,564	$168,256	$1,534	$—	$814,390

The following is a summary of past due and non-accrual loans by class at June 30, 2016 and December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
June 30, 2016
Commercial real estate	$436	$—	$528	$964	$—	$2,609
Residential real estate:
Residential	523	63	1,012	1,598	—	1,504
Home equity	405	72	—	477	—	122
Commercial and industrial	1,020	6	128	1,154	—	3,797
Consumer	18	4	—	22	—	11
Total	$2,402	$145	$1,668	$4,215	$—	$8,043

December 31, 2015
Commercial real estate	$348	$730	$20	$1,098	$—	$3,237
Residential real estate:
Residential	638	—	908	1,546	—	1,470
Home equity	230	124	—	354	—	—
Commercial and industrial	127	649	445	1,221	—	3,363
Consumer	30	—	—	30	—	10
Total	$1,373	$1,503	$1,373	$4,249	$—	$8,080

The following is a summary of impaired loans by class at June 30, 2016 and December 31, 2015:

			Three Months Ended		Six Months Ended
	At June 30, 2016		June 30, 2016		June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,594	$4,384	$3,549	$20	$3,583	$32
Residential real estate	563	778	507	—	466	—
Commercial and industrial	3,598	4,736	3,531	—	3,472	—
Total	7,755	9,898	7,587	20	7,521	32

Total impaired loans	$7,755	$9,898	$7,587	$20	$7,521	$32

			Three Months Ended		Six Months Ended
	At December 31, 2015		June 30, 2015		June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,732	$4,403	$3,067	$—	$3,075	—
Residential real estate	399	543	285	—	287	—
Commercial and industrial	3,363	4,408	4,020	—	4,121	—
Total	7,494	9,354	7,372	—	7,483	—

Total impaired loans	$7,494	$9,354	$7,372	$—	$7,483	$—

All interest income recognized for impaired loans during the three and six months ended June 30, 2016 related to performing TDR loans and was recognized on the accrual basis.

No interest income was recognized for impaired loans on a cash-basis method during the three and six months ended June 30, 2015.

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

Nonperforming TDRs are shown as nonperforming assets. A substandard impaired loan relationship in the amount of $5.1 million was designated a TDR during the three months ended June 30, 2016. The bank entered into a forbearance agreement which offered an interest only period. Due to the borrower continuing to experience declining sales, the interest only period was extended during the second quarter of 2016, resulting in the TDR classification. The loans are on non-accrual and are current. The loans are measured for impairment quarterly and appropriate reserves/charge offs have been taken.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$1,975	$1,975	1	$1,975	$1,975
Commercial and Industrial	2	3,135	3,135	3	3,150	3,150
Residential	—	—	—	2	164	164
Total	3	$5,110	$5,110	6	$5,289	$5,289

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within 12 months of restructuring during the three and six months ended June 30, 2016 and 2015.

There were no charge-offs on TDRs during the three and six months ended June 30, 2016. There were $0 and $70,000 in charge-offs on TDRs during the three and six months ended June 30, 2015.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $47.2 million and $23.1 million at June 30, 2016 and December 31, 2015, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at June 30, 2016 and December 31, 2015:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
June 30, 2016
Loans rated 1 – 3	$302,226	$344,499	$47,987	$132,077	$1,321	$828,110
Loans rated 4	29,836	—	—	13,235	—	43,071
Loans rated 5	135	—	—	4,590	—	4,725
Loans rated 6	6,610	1,504	122	17,322	11	25,569
	$338,807	$346,003	$48,109	$167,224	$1,332	$901,475

December 31, 2015
Loans rated 1 – 3	$269,124	$296,582	$43,512	$135,416	$1,524	$746,158
Loans rated 4	27,053	—	—	16,060	—	43,113
Loans rated 5	138	—	—	434	—	572
Loans rated 6	6,721	1,470	—	16,346	10	24,547
	$303,036	$298,052	$43,512	$168,256	$1,534	$814,390

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

In January 2015, 48,560 shares were granted under this plan and vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

In 2016, the Compensation Committee (the “Committee”) approved the long-term incentive program (the “LTI Plan”). The LTI Plan provides a periodic award that is both performance and retention based in that it is designed to recognize the executive’s responsibilities, reward demonstrated performance and leadership and to retain such executives. The objective of the LTI Plan is to align compensation for the named executive officers over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

The Committee approved the 2016 LTI Plan with the following objectives:

●	Align executives with the Company’s shareholder interest;
●	increase Company executive stock ownership/holdings;
●	ensure sound risk management by providing a balanced view of performance and aligning reward with the time horizon of risk;
●	position the Company’s total compensation to be competitive with market for meeting performance goals;
●	motivate and reward long-term sustained performance; and
●	enable the Company to attract and retain talent needed to drive the Company’s success.

The LTI Plan includes eligible officers of the Company who are nominated by the Company’s Chief Executive Officer and approved by the Committee. The LTI Plan is triggered by the Company’s achievement of satisfactory safety and soundness results from its most recent regulatory examination. Stock grants made through the 2016 LTI plan will be a combination of 50% time-vested restricted stock and 50% performance-based restricted stock. The target opportunity provided through the LTI plan is $60,000 for the CEO and $30,000 for the remaining participants. Time-based restricted stock will vest ratably (1/3 per year) over a three-year period while the performance-based restricted stock will be vested at the end of the three-year performance period.

For the performance shares, the primary performance metric for 2016 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. The threshold amount for the performance period will be a return on equity of 5.85% and a target amount of 6.32%. Participants will be able to earn between 50% (for threshold performance) and 100% of the target amount for the performance shares but will not earn additional shares if performance exceeds target performance. The cap on potential earnings was implemented in 2016 in order to maintain the overall expense of the program at a certain level based upon our budget.

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based and vest ratably over a three year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 LTI performance metric before vesting is realized after a three year period. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At June 30, 2016, an additional 404,700 shares were available for future grants under this plan.

Our stock award plan activity for the six months ended June 30, 2016 and 2015 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	54,160	$7.28
Shares granted	62,740	7.73
Shares vested	(11,200)	7.18
Outstanding at June 30, 2016	105,700	$7.56

Outstanding at December 31, 2014	13,000	$8.07
Shares granted	48,560	$7.18
Outstanding at June 30, 2015	61,560	$7.37

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $120.0 million and $93.8 million at June 30, 2016 and December 31, 2015, respectively. Customer repurchase agreements were $24.7 million at June 30, 2016 and $34.7 million at December 31, 2015. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at June 30, 2016 and December 31, 2015. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit as of June 30, 2016 or December 31, 2015. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at June 30, 2016 or December 31, 2015. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more and customer repurchase agreements linked to deposit accounts with no stated maturity. At June 30, 2016, we had $72.0 million in long-term debt with the FHLBB. This compares to $147.4 million in long-term debt with FHLBB advances at December 31, 2015. Long-term customer repurchase agreements were $6.0 million and $5.9 million at June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, we prepaid FHLBB borrowings in the amount $42.5 million and incurred a prepayment expense of $915,000. The borrowings had a weighted average rate of 2.29%.

Customer repurchase agreements are collateralized by government-sponsored enterprise obligations with fair value of $5.0 million and $6.5 million, and mortgage backed securities with a fair value of $65.1 million and $63.5 million, at June 30, 2016 and December 31, 2015, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain of our commercial real estate loans and mortgage-backed securities.

9. PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$276	$305	$569	$614
Interest cost	240	225	480	451
Expected return on assets	(275)	(283)	(549)	(567)
Actuarial loss	31	31	47	62
Net periodic pension cost	$272	$278	$547	$560

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2016. No contributions have been made to the plan for the six months ended June 30, 2016. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as third-party administrator for our 401(k) and ESOP plans.

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

The following table presents information about our cash flow hedges at June 30, 2016 and December 31, 2015:

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
June 30, 2016	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	1.8	0.63%	1.52%	$(642)
Forward starting interest rate swaps on short-term FHLBB borrowings	35,000	6.2	—	3.54%	(5,098)
Total cash flow hedges	$75,000	3.9			$(5,740)

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
December 31, 2015	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on short term FHLBB borrowings	$40,000	2.3	0.32%	1.52%	$(330)
Forward starting interest rate swaps on short-term FHLBB borrowings	67,500	6.5	—	3.42%	(5,734)
Total cash flow hedges	$107,500	4.9			$(6,064)

These amounts are included in other liabilities on the accompanying consolidated balance sheet. The forward-starting interest rate swaps with notional amounts of $35.0 million commence in 2016.

During the first quarter of 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees will be amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

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

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate swaps	$(729)	$1,492	$(3,280)	$(1,277)

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

As of June 30, 2016, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $5.8 million. As of June 30, 2016, we have minimum collateral posting thresholds with certain of our derivative counterparties and have a mortgage-backed security with a fair value of $4.7 million and $1.6 million of cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$189,197	$—	$189,197
U.S. Government guaranteed residential mortgage-backed securities	—	19,113	—	19,113
Corporate bonds	—	53,638	—	53,638
State and municipal bonds	—	4,361	—	4,361
Government-sponsored enterprise obligations	—	22,172	—	22,172
Mutual funds	6,407	—	—	6,407
Common and preferred stock	1,677	—	—	1,677
Total assets	$8,084	$288,481	$—	$296,565

Liabilities:
Interest rate swaps	$—	$5,740	$—	$5,740

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$135,959	$—	$135,959
U.S. Government guaranteed mortgage-backed securities	—	10,903	—	10,903
Corporate bonds	—	21,136	—	21,136
State and municipal bonds	—	2,801	—	2,801
Government-sponsored enterprise obligations	—	3,951	—	3,951
Mutual funds	6,247	—	—	6,247
Common and preferred stock	1,593	—	—	1,593
Total assets	$7,840	$174,750	$—	$182,590

Liabilities:
Interest rate swaps	$—	$6,064	$—	$6,064

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2016 and 2015. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2016 and 2015.

	At June 30, 2016			Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$119	$(50)	$(220)
Total Assets	$—	$—	$119	$(50)	$(220)

	At June 30, 2015			Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$158	$(70)	$(282)
Total Assets	$—	$—	$158	$(70)	$(282)

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

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2016 and 2015. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	June 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$21,267	$21,267	$—	$—	$21,267
Securities available for sale	296,565	8,084	288,481	—	296,565
Federal Home Loan Bank of Boston and other restricted stock	11,267	—	—	11,267	11,267
Loans - net	896,642	—	—	896,701	896,701
Accrued interest receivable	3,712	—	—	3,712	3,712

Liabilities:
Deposits	920,912	—	—	924,321	924,321
Short-term borrowings	144,707	—	144,725	—	144,725
Long-term debt	78,032	—	79,971	—	79,971
Accrued interest payable	313	—	—	313	313
Derivative liabilities	5,740	—	5,740	—	5,740

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$13,703	$13,703	$—	$—	$13,703
Securities available for sale	182,590	7,840	174,750	—	182,590
Securities held to maturity	238,219	—	237,619	—	237,619
Federal Home Loan Bank of Boston and other restricted stock	15,074	—	—	15,074	15,074
Loans - net	809,373	—	—	797,596	797,596
Accrued interest receivable	3,878	—	—	3,878	3,878
Derivative assets	—	—	—	—	—

Liabilities:
Deposits	900,363	—	—	901,400	901,400
Short-term borrowings	128,407	—	128,407	—	128,407
Long-term debt	153,358	—	155,433	—	155,433
Accrued interest payable	446	—	—	446	446
Derivative liabilities	6,064	—	6,064	—	6,064

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

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal years. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently evaluating the impact of adopting this ASU on the consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We strive to remain a leader in meeting the financial service needs of our local community, and to provide quality service to the individuals and businesses in the market areas that we have served since 1853. We are a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial loans, consumer loans and a variety of deposit products. We meet the needs of our local community through a community-based and service-oriented approach to banking.

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three and six months ended June 30, 2016 in the context of this strategy.

●	Net income was $389,000, or $0.02 per diluted share, for the three months ended June 30, 2016, compared to $1.4 million, or $0.08 per diluted share, for the same period in 2015. For the six months ended June 30, 2016, net income was $2.4 million, or $0.14 per diluted share, as compared to net income of $2.7 million, or $0.15 per diluted share, for the same period in 2015.

●	The provision for loan losses was $625,000 and $350,000 for the three months ended June 30, 2016 and 2015, respectively, and $25,000 and $650,000 million for the six months ended June 30, 2016 and 2015, respectively. The higher provisions for the second quarter 2016 were the result of overall loan growth, while the lower provisions for the six months ended June 30, 2016 were primarily the result of an $852,000 recovery on a single commercial real estate loan during the first quarter 2016.

●	Net interest income was $8.0 million and $7.8 million for the three months ended June 30, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.62% for the three months ended June 30, 2016, compared to 2.50% for the same period in 2015. Net interest income was $16.2 million and $15.4 million for the six months ended June 30, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.61% and 2.51% for the six months ended June 30, 2016 and 2015, respectively. The increase in net interest income for the three and six months ended June 30, 2016 was due to an increase in the yield on average interest-earnings assets and a decrease in the average volume of interest-bearing liabilities with a stable cost of interest-bearing liabilities.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2016. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2015 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND DECEMBER 31, 2015

Total assets were $1.3 billion at June 30, 2016 and December 31, 2015, respectively. Securities decreased $128.1 million to $307.8 million at June 30, 2016 from $435.9 million at December 31, 2015 primarily due to sales of securities to fund loan growth. During the first quarter of 2016, we transferred our securities classified as held to maturity into available-for-sale and subsequently sold $136.8 million in securities available-for-sale. Market conditions allowed for us to take advantage of opportunities to further reduce our securities portfolio along with our borrowings.

Total loans increased by $88.0 million to $906.2 million at June 30, 2016 from $818.2 million at December 31, 2015.

Residential loans increased $52.5 million to $394.1 million at June 30, 2016 from $341.6 million at December 31, 2015. We purchased $70.4 million in residential loans from two New England-based banks as a means of supplementing our residential loan portfolio. While management uses residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial real estate loans increased $35.8 million to $338.8 million at June 30, 2016 from $303.0 at December 31, 2015. Non-owner occupied commercial real estate loans increased $27.2 million to $216.4 million at June 30, 2016 from $189.2 million at December 31, 2015, while owner occupied commercial real estate loans increased $8.6 million to $122.4 million at June 30, 2016 from $113.8 million at December 31, 2015. Commercial and industrial loans decreased $1.1 million to $167.2 million at June 30, 2016 from $168.3 million at December 31, 2015. The 2016 period was impacted by the payoff of an $8.8 million loan relationship that occurred late in the first quarter 2016.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $8.0 million at June 30, 2016 and $8.1 million at December 31, 2015. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $219,000 and $232,000 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, there was no real estate in foreclosure. At June 30, 2016 and December 31, 2015, our nonperforming loans to total loans were 0.89% and 0.99%, respectively, while our nonperforming assets to total assets were 0.62% and 0.60%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 6 of the accompanying unaudited consolidated financial statements.

Total deposits increased $20.5 million to $920.9 million at June 30, 2016 from $900.4 million at December 31, 2015. The increase in deposits was due to a $31.7 million increase in money market accounts, which were $274.3 million and $242.6 million at June 30, 2016 and December 31, 2015, respectively. Checking accounts increased $2.6 million to $189.4 million at June 30, 2016 from $186.8 million at December 31, 2015. These increases were partially offset by a $13.9 million decrease in time deposits, primarily due to an $11.6 million decrease in brokered and listing service deposits, as management continues to lessen its reliance on wholesale funding.

Borrowings decreased $59.1 million to $222.7 million at June 30, 2016 from $281.8 million at December 31, 2015. Long-term debt decreased $75.4 million to $78.0 million at June 30, 2016 from $153.4 million at December 31, 2015. We prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000 for the first quarter 2016. In addition, we utilized cash on hand to pay off maturing advances in the amount of $38.0 million. Short-term borrowings increased $16.3 million to $144.7 million at June 30, 2016 from $128.4 million at December 31, 2015 primarily due to an increase in short-term FHLBB funding. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

Shareholders’ equity was $144.6 million and $139.5 million, which represented 11.1% and 10.4% of total assets at June 30, 2016 and December 31, 2015, respectively. The increase in shareholders’ equity during the six months ended June 30, 2016 reflects other comprehensive income of $3.4 million primarily due to changes in the market value of our securities portfolio and net income of $2.4 million for the six months ended June 30, 2016. This was partially offset by the payment of regular dividends of $1.0 million for the six months ended June 30, 2016.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

General

Net income was $389,000, or $0.02 per diluted share, for the quarter ended June 30, 2016, compared to $1.4 million, or $0.08 per diluted share, for the same period in 2015. Net interest income was $8.0 million and $7.8 million for the three months ended June 30, 2016 and 2015, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2016 and 2015, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$869,877	$8,672	3.99%	$742,475	$7,401	3.99%
Securities(2)	297,797	1,764	2.37	498,093	3,135	2.52
Other investments - at cost	15,349	136	3.54	16,460	69	1.68
Short-term investments(3)	54,892	29	0.21	11,231	5	0.18
Total interest-earning assets	1,237,915	10,601	3.43	1,268,259	10,610	3.35
Total noninterest-earning assets	73,371			80,303

Total assets	$1,311,286			$1,348,562

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$32,337	21	0.26	$35,954	20	0.22
Savings accounts	76,627	23	0.12	75,669	20	0.11
Money market accounts	266,056	265	0.40	236,322	208	0.35
Time certificates of deposit	393,585	1,226	1.25	390,616	1,132	1.16
Total interest-bearing deposits	768,605	1,535		738,561	1,380
Short-term borrowings and long-term debt	231,827	1,017	1.75	307,892	1,335	1.73
Interest-bearing liabilities	1,000,432	2,552	1.02	1,046,453	2,715	1.04
Noninterest-bearing deposits	161,639			143,323
Other noninterest-bearing liabilities	11,611			18,302
Total noninterest-bearing liabilities	173,250			161,625

Total liabilities	1,173,682			1,208,078
Total equity	137,604			140,484
Total liabilities and equity	$1,311,286			$1,348,562
Less: Tax-equivalent adjustment(2)		(47)			(116)
Net interest and dividend income		$8,002			$7,779
Net interest rate spread(4)			2.41%			2.31%
Net interest margin(5)			2.62%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.74			121.20

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,270	$1	$1,271
Securities (1)	(1,261)	(110)	(1,371)
Other investments - at cost	(5)	72	67
Short-term investments	19	5	24
Total interest-earning assets	23	(32)	(9)

Interest-bearing liabilities
Interest-bearing accounts	(2)	3	1
Savings accounts	—	3	3
Money market accounts	26	31	57
Time deposits	9	85	94
Short-term borrowing and long-term debt	(330)	12	(318)
Total interest-bearing liabilities	(297)	134	(163)
Change in net interest and dividend income	$320	$(166)	$154

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $8.0 million and $7.8 million for the three months ended June 30, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.62% for the three months ended June 30, 2016, compared to 2.50% for the same period in 2015.

The increase in net interest income was primarily driven by an increase in the yield on average interest-earning assets driven by a favorable shift in asset mix out of securities and into loans, along with a decrease in the average volume and cost of interest-bearing liabilities. The average yield on interest-earning assets increased 8 basis points to 3.43% for the three months ended June 30, 2016, compared to 3.35% for the same period in 2015. This was primarily driven by a $127.4 million increase in the average balance of loans to $869.9 million for the three months ended June 30, 2016, from $742.5 million in the comparable 2015 period. In addition, the average balance of securities decreased $200.3 million to $297.8 million for the three months ended June 30, 2016 from $498.1 million for the three months ended June 30, 2015. Interest and dividend income increased $60,000 to $10.6 million for the three months ended June 30, 2016 from $10.5 million for the same period in 2015.

Interest expense decreased $163,000 to $2.6 million for the three months ended June 30, 2016 from $2.7 million for the same period in 2015. The average cost of interest-bearing liabilities decreased 2 basis points to 1.02% for the three months ended June 30, 2016 from 1.04% for the same period in 2015. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the volume of short-term borrowings and long-term debt. The average balance of short-term borrowings and long-term debt decreased $76.1 million to $231.8 million for the three months ended June 30, 2016, compared to $307.9 million for the comparable 2015 period. In the third quarter of 2015 and the first quarter of 2016, management prepaid long-term debt totaling $61.5 million with a weighted average rate of 2.49% in order to eliminate higher cost borrowings.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended June 30, 2016 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the three months ended June 30, 2016, described in detail below, include an increase in residential real estate loans, commercial real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision of $625,000 for loan losses for the three months ended June 30, 2016, compared to $350,000 for the same period in 2015. The allowance was $9.6 million and $8.3 million and 1.06% and 1.09% of total loans at June 30, 2016 and June 30, 2015, respectively.

Residential loans increased $52.9 million to $394.1 million at June 30, 2016 from $341.2 million at March 31, 2016. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans. Commercial real estate loans increased $15.7 million to $338.8 million at June 30, 2016 from $323.1 million at March 31, 2016. Non-owner occupied commercial real estate loans increased $13.6 million to $216.4 million at June 30, 2016 from $202.8 million at March 31, 2016, while owner occupied commercial real estate loans increased $2.1 million to $122.4 million at June 30, 2016 from $120.3 million at March 31, 2016. Commercial and industrial loans increased $9.7 million to $167.2 million at June 30, 2016 from $157.5 million at March 31, 2016.

Net recoveries were $90,000 for the three months ended June 30, 2016. This comprised recoveries of $108,000 for the three months ended June 30, 2016, offset by charge-offs of $18,000.

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

Noninterest Income

Noninterest income increased $15,000 to $1.3 million for the three months ended June 30, 2016, compared to $1.2 million for the same period in 2015. Service charges and fees were stable, increasing $19,000 to $859,000 at June 30, 2016 from $840,000 at June 30, 2015. Net (loss) gains on the sales of securities were $(2,000) and $276,000 for the three months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2015, we incurred a prepayment expense of $278,000 on the prepayment of $10.0 million in FHLBB borrowings. There were no prepayments of FHLBB borrowings during the comparable 2016 period.

Noninterest Expense

Noninterest expense increased $1.1 million to $8.0 million for the three months ended June 30, 2016 from $6.9 million for the same period in 2015. The increase for the 2016 period was primarily due to $929,000 in merger related expenses incurred in conjunction with the proposed Chicopee Bancorp merger.

Income Taxes

For the three months ended June 30, 2016, we had a tax provision of $250,000 as compared to $445,000 for the same period in 2015. The effective tax rate was 39.1% for the three months ended June 30, 2016 and 24.6% for the same period in 2015. The change in effective tax rate reflects estimates for one-time non-deductible merger expenses as well as lower forecasted levels of tax-advantaged income such as BOLI and lower levels of tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

General

Net income was $2.4 million, or $0.14 per diluted share, for the six months ended June 30, 2016, compared to $2.7 million, or $0.15 per diluted share, for the same period in 2015. Net interest income was $16.2 million and $15.4 million for the six months ended June 30, 2016 and 2015, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2016 and 2015, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2016			2015

	Average Balance	Interest	Avg Yield/ Cost	Average Balance	Interest	Avg Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$846,606	$16,950	4.00%	$735,003	$14,662	3.99%
Securities(2)	354,415	4,353	2.46	490,051	6,109	2.49
Other investments - at cost	15,700	268	3.41	16,347	138	1.69
Short-term investments(3)	41,584	53	0.25	13,475	11	0.16
Total interest-earning assets	1,258,305	21,624	3.44	1,254,876	20,920	3.33
Total noninterest-earning assets	76,940			79,197

Total assets	$1,335,245			$1,334,073

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$31,434	41	0.26	$37,011	41	0.22
Savings accounts	76,792	42	0.11	75,697	39	0.10
Money market accounts	257,327	492	0.38	234,878	429	0.37
Time certificates of deposit	396,091	2,432	1.23	379,600	2,212	1.17
Total interest-bearing deposits	761,644	3,007		727,186	2,721
Short-term borrowings and long-term debt	260,948	2,263	1.73	308,134	2,593	1.68

Interest-bearing liabilities	1,022,592	5,270	1.03	1,035,320	5,314	1.03
Noninterest-bearing deposits	158,763			139,136
Other noninterest-bearing liabilities	14,799			18,384
Total noninterest-bearing liabilities	173,562			157,520

Total liabilities	1,196,154			1,192,840
Total equity	139,091			141,233
Total liabilities and equity	$1,335,245			$1,334,073
Less: Tax-equivalent adjustment(2)		(109)			(236)
Net interest and dividend income		$16,245			$15,370
Net interest rate spread(4)			2.41%			2.30%
Net interest margin(5)			2.61%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.05			121.21

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$2,226	$62	$2,288
Securities (1)	(1,691)	(65)	(1,756)
Other investments - at cost	(5)	135	130
Short-term investments	23	19	42
Total interest-earning assets	553	151	704

Interest-bearing liabilities
Interest-bearing accounts	(6)	6	—
Savings accounts	1	2	3
Money market accounts	41	22	63
Time deposits	96	124	220
Short-term borrowing and long-term debt	(397)	67	(330)
Total interest-bearing liabilities	(265)	221	(44)
Change in net interest and dividend income	$818	$(70)	$748

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $16.2 million for the six months ended June 30, 2016 and $15.4 million for the six months ended June 30, 2015. The net interest margin, on a tax-equivalent basis, was 2.61% and 2.51% for the six months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016, the primary reason for the increase in net interest income was an increase in the yield on average interest-earnings assets driven by a favorable shift in the asset mix out of securities and into loans, as well as a decrease in the average balance of short-term borrowings and long-term debt and a stable cost of interest-bearing liabilities. The yield on interest-earning assets increased 11 basis points to 3.44% for the six months ended June 30, 2016, compared to 3.33% for the comparable 2015 period. The average balance of loans increased $111.6 million to $846.6 million for the six months ended June 30, 2016 compared to $735.0 million for the comparable 2015 period. In addition, the average balance of securities decreased $135.7 million to $354.4 million for the six months ended June 30, 2016, compared to $490.1 million for the same period in 2015. Interest on earning-assets increased $831,000 to $21.5 million for the six months ended June 30, 2016 from $20.7 million for the same period in 2015.

The average cost of interest-bearing liabilities was stable at 1.03% for the six months ended June 30, 2016 and 2015, respectively. The stable cost of interest-bearing liabilities was primarily due to a decrease in the average balance of short-term borrowings and long-term debt, partially offset by an increase in the average rate and balance of time deposits. The average balance of short-term borrowings and long-term debt decreased $47.2 million to $260.9 million for the six months ended June 30, 2016, compared to $308.1 for the same period in 2015. Management prepaid $42.5 million in FHLBB borrowings with a rate of 2.29% during the first quarter 2016. In addition, the average balance of time deposits increased $16.5 million to $396.1 million at June 30, 2016 from $379.6 million for the comparable 2015 period. The cost of time deposits increased 6 basis points to 1.23% from 1.17% for the six months ended June 30, 2016 and 2015, respectively. Interest expense on time deposits increased $220,000 to $2.4 million for the six months ended June 30, 2016 from $2.2 million for the comparable 2015 period.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2016 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2016, described in detail below, include increases in residential real estate loans and commercial real estate loans, which were offset by a partial recovery on a previously charged-off commercial real estate loan. After evaluating these factors, we recorded a provision of $25,000 for loan losses for the six months ended June 30, 2016, compared to $650,000 for the same period in 2015. The allowance was $9.6 million at June 30, 2016 and $8.8 million at December 31, 2015. The allowance for loan losses was 1.06% and 1.08% of total loans at June 30, 2016 and December 31, 2015, respectively.

Residential real estate loans increased $52.5 million to $394.1 million at June 30, 2016 compared to $341.6 million at December 31, 2015. Commercial real estate loans increased $35.8 million to $338.8 million at June 30, 2016 from $303.0 million at December 31, 2015. Commercial and industrial loans decreased $1.1 million to $167.2 million at June 30, 2016 from $168.3 million at December 31, 2015. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

Net recoveries were $705,000 for the six months ended June 30, 2016. This comprised recoveries of $965,000 for the six months ended June 30, 2016, partially offset by charge-offs of $260,000. During the first quarter of 2016, we received a partial recovery of $852,000 related to a single commercial real estate loan previously charged-off in 2010.

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

Noninterest Income

Noninterest income decreased $198,000 to $2.3 million for the six months ended June 30, 2016, compared to $2.5 million for the same period in 2015. Net gains on the sale of securities decreased $410,000 to $683,000 for the six months ended June 30, 2016, compared to $1.1 million for the same period in 2015.

During the six months ended June 30, 2016, we incurred $915,000 in expense on the prepayment of $42.5 million in FHLBB borrowings. During the six months ended June 30, 2015, we incurred $871,000 in expense on the prepayment of $20.0 million in FHLBB borrowings. Service charges and fees increased $266,000 to $1.7 million at June 30, 2016 from $1.5 million at June 30, 2015. Fees collected from insufficient funds, overdraft and card-based transactions increased $224,000 for the six months ended June 30, 2016, which primarily reflects an increase in customer debit card interchange income.

Noninterest Expense

Noninterest expense increased $1.5 million to $15.1 million for the six months ended June 30, 2016 from $13.6 million for the same period in 2015. The increase for the 2016 period was primarily due to $1.1 million in merger related expenses incurred in conjunction with the proposed Chicopee Bancorp merger. Computer operations expense increased $104,000 to $1.2 million for the six months ended June 30, 2016 from $1.1 million for the same period in 2015.

Income Taxes

For the six months ended June 30, 2016, we had a tax provision of $1.1 million as compared to $915,000 for the same period in 2015. The effective tax rate was 31.3% for the six months ended June 30, 2016 and 25.3% for the same period in 2015. The change in effective tax rate reflects estimates for one-time non-deductible merger expenses as well as lower forecasted levels of tax-advantaged income such as BOLI and lower levels of tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at June 30, 2016, was $99.8 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. As of June 30, 2016, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $50.0 million, respectively.

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

At June 30, 2016, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2016, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of June 30, 2016, and December 31, 2015, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$161,915	16.53%	$78,356	8.00%	N/A	N/A
Bank	153,637	15.71	78,216	8.00	$97,770	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	152,165	15.54	58,767	6.00	N/A	N/A
Bank	144,007	14.73	58,662	6.00	78,216	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	152,165	15.54	44,075	4.50	N/A	N/A
Bank	144,007	14.73	43,996	4.50	63,550	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	152,165	11.61	52,431	4.00	N/A	N/A
Bank	144,007	11.00	52,379	4.00	65,473	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	144,007	10.98	26,243	2.00	N/A	N/A

December 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$159,386	17.20%	$74,136	8.00%	N/A	N/A
Bank	151,327	16.36	74,006	8.00	$92,508	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	55,602	6.00	N/A	N/A
Bank	142,427	15.40	55,505	6.00	74,006	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	150,444	16.23	41,702	4.50	N/A	N/A
Bank	142,427	15.40	41,629	4.50	60,130	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	150,444	11.16	53,876	4.00	N/A	N/A
Bank	142,427	10.58	53,871	4.00	67,339	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	142,427	10.56	26,985	2.00	N/A	N/A

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at June 30, 2016:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$626	$968	$628	$3,469	$5,691

Borrowings and Debt
Federal Home Loan Bank	121,992	47,040	23,000	—	192,032
Securities sold under agreements to repurchase	30,707	—	—	—	30,707
Total borrowings and debt	152,699	47,040	23,000	—	222,739

Credit Commitments
Available lines of credit	80,899	—	8	31,358	112,265
Other loan commitments	63,463	22,810	—	—	86,273
Letters of credit	3,578	500	392	255	4,725
Total credit commitments	147,940	23,310	400	31,612	203,263

Other Obligations
Vendor Contracts	999	827	186	—	2,012

Total Obligations	$302,264	$72,145	$24,214	$35,082	$433,705

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 31, 2016	—	—	—	484,668
May 1 - 31, 2016	—	—	—	484,668
June 1 - 30, 2016	—	—	—	484,668
Total	—	—	—	484,668

(1)	On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of March 31, 2016, there were 484,668 shares remaining to be purchased under the new repurchase program.

There were no sales by us of unregistered securities during the three months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2016.

Westfield Financial, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Westfield Financial, Inc. and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

3.1	Articles of Organization of Westfield Financial, Inc. (f/k/a New Westfield Financial, Inc.) (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the Securities and Exchange Commission on August 31, 2006).

3.2	Articles of Amendment of Westfield Financial, Inc. (f/k/a New Westfield Financial, Inc.) (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007).

3.3	Amended and Restated Bylaws of Westfield Financial, Inc. (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011).

4.1	Form of Stock Certificate of Westfield Financial, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Westfield Financial, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.