Form 10-Q
period 2016-09-30
Western New England Bancorp, Inc.
filed 2016-11-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

'FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 001-16767

Western New England Bancorp, Inc.

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

At November 7, 2016, the registrant had 30,249,899 shares of common stock, $.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015

ASSETS
CASH AND DUE FROM BANKS	$9,799	$9,891
FEDERAL FUNDS SOLD	630	100
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	40,374	3,712
CASH AND CASH EQUIVALENTS	50,803	13,703

SECURITIES AVAILABLE FOR SALE – AT FAIR VALUE	295,577	182,590
SECURITIES HELD TO MATURITY (Fair value of $237,619 at December 31, 2015)	—	238,219
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	12,194	15,074
LOANS - Net of allowance for loan losses of $9,927 and $8,840 at September 30, 2016 and December 31, 2015, respectively	937,693	809,373
PREMISES AND EQUIPMENT, Net	13,140	13,564
ACCRUED INTEREST RECEIVABLE	3,578	3,878
BANK-OWNED LIFE INSURANCE	51,363	50,230
DEFERRED TAX ASSET, Net	9,546	10,881
OTHER ASSETS	3,886	2,418
TOTAL ASSETS	$1,377,780	$1,339,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$180,624	$157,844
Interest-bearing	781,934	742,519
Total deposits	962,558	900,363

SHORT-TERM BORROWINGS	180,273	128,407
LONG-TERM DEBT	71,165	153,358
OTHER LIABILITIES	18,561	18,336
TOTAL LIABILITIES	1,232,557	1,200,464

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock - $.01 par value, 75,000,000 shares authorized, 18,330,487 shares issued and outstanding at September 30, 2016; 18,267,747 shares issued and outstanding at December 31, 2015	184	183
Additional paid-in capital	108,761	108,210
Unearned compensation - ESOP	(6,570)	(6,952)
Unearned compensation - Equity Incentive Plan	(612)	(313)
Retained earnings	50,738	49,316
Accumulated other comprehensive loss	(7,278)	(10,978)
Total shareholders’ equity	145,223	139,466
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,377,780	$1,339,930

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$7,367	$6,105	$20,803	$17,415
Commercial and industrial loans	1,728	1,703	5,098	4,921
Consumer loans	43	41	126	113
Debt securities, taxable	1,618	2,807	5,723	8,297
Debt securities, tax-exempt	32	147	136	508
Equity securities	45	43	140	126
Other investments - at cost	130	126	398	263
Federal funds sold, interest-bearing deposits and other short-term investments	14	2	67	13
Total interest and dividend income	10,977	10,974	32,491	31,656
INTEREST EXPENSE:
Deposits	1,582	1,414	4,589	4,135
Long-term debt	446	1,083	1,749	3,244
Short-term borrowings	621	317	1,580	748
Total interest expense	2,649	2,814	7,918	8,127
Net interest and dividend income	8,328	8,160	24,573	23,529
PROVISION FOR LOAN LOSSES	375	150	400	800
Net interest and dividend income after provision for loan losses	7,953	8,010	24,173	22,729

NONINTEREST INCOME (LOSS):
Service charges and fees	953	789	2,696	2,266
Income from bank-owned life insurance	369	374	1,133	1,149
Loss on prepayment of borrowings	—	(429)	(915)	(1,300)
Gain on sales of securities, net	1	414	684	1,507
Total noninterest income	1,323	1,148	3,598	3,622
NONINTEREST EXPENSE:
Salaries and employee benefits	4,114	3,903	11,895	11,588
Occupancy	796	784	2,401	2,443
Computer operations	667	636	1,916	1,779
Professional fees	656	596	1,715	1,555
FDIC insurance assessment	214	212	594	592
Merger related expenses	830	—	1,913	—
Other	948	736	2,861	2,486
Total noninterest expense	8,225	6,867	23,295	20,443
INCOME BEFORE INCOME TAXES	1,051	2,291	4,476	5,908
INCOME TAX PROVISION	423	680	1,495	1,595
NET INCOME	$628	$1,611	$2,981	$4,313

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.04	$0.09	$0.17	$0.25
Weighted average shares outstanding	17,377,844	17,461,472	17,340,101	17,554,361
Diluted earnings per share	$0.04	$0.09	$0.17	$0.25
Weighted average diluted shares outstanding	17,377,844	17,461,472	17,340,101	17,554,361

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$628	$1,611	$2,981	$4,313

Other comprehensive income (loss):
Unrealized gains (loss) on securities:
Unrealized holding gains (loss) on available for sale securities	(359)	2,232	5,820	513
Reclassification adjustment for gains realized in income (1)	(1)	(414)	(684)	(1,507)
Amortization of net unrealized (gain) loss on held-to-maturity securities (2)	—	(78)	26	(269)
Amortization of net unrealized loss upon transfer of held-to-maturity to available-for-sale (3)	—	—	2,288	—
Net unrealized gains (losses)	(360)	1,740	7,450	(1,263)
Tax effect	125	(604)	(2,567)	432
Net-of-tax amount	(235)	1,136	4,883	(831)

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	417	(3,089)	(2,863)	(4,366)
Reclassification adjustment for loss realized in interest expense (4)	128	126	313	393
Reclassification adjustment for termination fee realized in interest expense (5)	269	83	687	122
Net adjustments relating to derivative instruments	814	(2,880)	(1,863)	(3,851)
Tax effect	(277)	979	633	1,309
Net-of-tax amount	537	(1,901)	(1,230)	(2,542)

Defined benefit pension plans:
Gains and losses arising during the period pertaining to defined benefit plans	—	—	—	(62)
Reclassification adjustment (6):
Actuarial loss	24	32	71	156
Net adjustments pertaining to defined benefit plans	24	32	71	94
Tax effect	(8)	(11)	(24)	(32)
Net-of-tax amount	16	21	47	62

Other comprehensive income (loss)	318	(744)	3,700	(3,311)

Comprehensive income	$946	$867	$6,681	$1,002

(1) Gain realized in income on available-for-sale securities is recognized as a component of noninterest income. The tax provision applicable to net realized gains was $407 and $141,000 for the three months ended September 30, 2016 and 2015, respectively. The tax provision applicable to net realized gains was $236,000 and $517,000 for the nine months ended September 30, 2016 and 2015, respectively.

(2) Amortization of net unrealized (gain) loss on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $27,000 for the three months ended September 30, 2015. Income tax effects associated with the reclassification adjustments were $(9,000) and a benefit of $91,000 for the nine months ended September 30, 2016 and 2015, respectively.

(3) Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the nine months ended September 30, 2016.

(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustments were $44,000 and $43,000 for the three months ended September 30, 2016 and 2015, respectively. Income tax benefits associated with the reclassification adjustments were $106,000 and $134,000 for the nine months ended September 30, 2016 and 2015, respectively.

(5) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax benefits associated with the reclassification adjustments were $91,000 and $28,000 for the three months ended September 30, 2016 and 2015, respectively. Income tax benefits associated with the reclassification adjustments were $234,000 and $41,000 for the nine months ended September 30, 2016 and 2015, respectively.

(6) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax benefits associated with the reclassification adjustments were $8,000 and $11,000 for the three months ended September 30, 2016 and 2015, respectively. Income tax benefits associated with the reclassification adjustments were $24,000 and $32,000 for the nine months ended September 30, 2016 and 2015, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income	—	—	—	—	—	4,313	(3,311)	1,002
Common stock held by ESOP committed to be released (76,888 shares)	—	—	40	388	—	—	—	428
Share-based compensation - equity incentive plan	—	—	—	—	98	—	—	98
Excess tax benefit from equity incentive plan	—	—	2	—	—	—	—	2
Common stock repurchased	(385,306)	(4)	(2,881)	—	—	—	—	(2,885)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared and paid ($0.09 per share)	—	—	—	—	—	(1,580)	—	(1,580)
BALANCE AT SEPTEMBER 30, 2015	18,398,045	$184	$109,205	$(7,081)	$(346)	$48,432	$(10,786)	$139,608

BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income	—	—	—	—	—	2,981	3,700	6,681
Common stock held by ESOP committed to be released (74,430 shares)	—	—	62	382	—	—	—	444
Share-based compensation - equity incentive plan	—	—	—	—	186	—	—	186
Excess tax benefit from equity incentive plan	—	—	5	—	—	—	—	5
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Cash dividends declared and paid ($0.09 per share)	—	—	—	—	—	(1,559)	—	(1,559)
BALANCE AT SEPTEMBER 30, 2016	18,330,487	$184	$108,761	$(6,570)	$(612)	$50,738	$(7,278)	$145,223

See accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANDCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$2,981	$4,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	800
Depreciation and amortization of premises and equipment	969	987
Net amortization of premiums and discounts on securities and mortgage loans	2,758	3,620
Net amortization of premiums on modified debt	60	319
Share-based compensation expense	186	98
ESOP expense	444	428
Excess tax benefits from equity incentive plan	(5)	(2)
Net gains on sales of securities	(684)	(1,507)
Loss on prepayment of borrowings	915	1,300
Income from bank-owned life insurance	(1,133)	(1,149)
Changes in assets and liabilities:
Accrued interest receivable	300	127
Other assets	(1,468)	(229)
Other liabilities	(2,184)	331
Net cash provided by operating activities	3,539	9,436
INVESTING ACTIVITIES:
Securities, held to maturity:
Purchases	—	(2,619)
Proceeds from calls, maturities, and principal collections	6,835	29,731
Securities, available for sale:
Purchases	(59,595)	(138,395)
Proceeds from sales	136,825	130,647
Proceeds from calls, maturities, and principal collections	46,639	31,091
Purchase of residential mortgages	(107,632)	(77,115)
Loan originations and principal payments, net	(21,185)	(5,550)
Redemption (purchase) of Federal Home Loan Bank of Boston stock	2,880	(905)
Purchases of premises and equipment	(565)	(3,064)
Proceeds from sale of premises and equipment	20	44
Net cash provided by (used in) investing activities	4,222	(36,135)
FINANCING ACTIVITIES:
Net increase in deposits	62,195	74,823
Net change in short-term borrowings	51,866	27,225
Repayment of long-term debt	(84,333)	(67,800)
Proceeds from long-term debt	1,165	109
Cash dividends paid	(1,559)	(1,580)
Common stock repurchased	—	(2,885)
Excess tax benefits in connection with equity incentive plan	5	2
Net cash provided by financing activities	29,339	29,894

NET CHANGE IN CASH AND CASH EQUIVALENTS:	37,100	3,195
Beginning of period	13,703	18,785
End of period	$50,803	$21,980

Supplemental cashflow information:
Securities reclassified from held-to-maturity to available-for-sale	$(232,817)	$—
Interest paid	8,036	8,180
Taxes paid	2,150	1,725

See the accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2016

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Western New England Bancorp, Inc. (formerly known as “Westfield Financial, Inc.”) (“WNEB,” “we” or “us”) is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”), a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 13 banking offices in western Massachusetts and Granby and Enfield, Connecticut, and its primary sources of revenue are income from securities and earnings on loans to small and middle-market businesses and to residential property homeowners.

Elm Street Securities Corporation and WFD Securities Corporation, Massachusetts-chartered security corporations, were formed by us for the primary purpose of holding qualified securities. WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company was formed for the primary purpose of holding real property acquired as security for debts previously contracted by the Bank.

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of Western New England Bancorp, Inc., the Bank, Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2016, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations for the year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2.   BUSINESS COMBINATION

On October 21, 2016, we closed our previously announced acquisition of Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank, whereby Chicopee merged with and into WNEB, with WNEB surviving, and Chicopee Savings Bank merged with and into the Bank, with the Bank surviving. At September 30, 2016, Chicopee had approximately $724.5 million of total assets, net loans of approximately $610.8 million (excluding loans held for sale), and total deposits and borrowings of $632.6 million. Under the terms of the merger agreement, each outstanding share of Chicopee common stock was converted into the right to receive 2.425 shares of WNEB common stock. Management is currently in the process of determining estimated fair values of assets acquired and liabilities assumed as of the closing date. Our financial statements as of September 30, 2016 do not include the effects of this acquisition or the results of operations of Chicopee.

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

Earnings per common share for the three and nine months ended September 30, 2016 and 2015 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income applicable to common stock	$628	$1,611	$2,981	$4,313

Average number of common shares issued	18,330	18,464	18,298	18,576
Less: Average unallocated ESOP Shares	(926)	(1,002)	(945)	(1,021)
Less: Average unvested equity incentive plan shares	(26)	—	(13)	—

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	17,378	17,462	17,340	17,555

Basic and diluted earnings per share	$0.04	$0.09	$0.17	$0.25

4.   COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$2,793	$(2,343)
Tax effect	(956)	812
Net-of-tax amount	1,837	(1,531)

Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(2,314)
Tax effect	—	799
Net-of-tax amount	—	(1,515)

Fair value of derivatives used for cash flow hedges	(5,195)	(6,064)
Termination fee	(5,002)	(2,270)
Total derivatives	(10,197)	(8,334)
Tax effect	3,466	2,833
Net-of-tax amount	(6,731)	(5,501)

Unrecognized deferred loss pertaining to defined benefit plan	(3,614)	(3,685)
Tax effect	1,230	1,254
Net-of-tax amount	(2,384)	(2,431)

Accumulated other comprehensive loss	$(7,278)	$(10,978)

The following table presents changes in accumulated other loss for the periods ended September 30, 2016 and 2015 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive income (loss)	(831)	(2,542)	62	(3,311)
Balance at September 30, 2015	$(1,559)	$(6,330)	$(2,897)	$(10,786)

Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive income (loss)	4,883	(1,230)	47	3,700
Balance at September 30, 2016	$1,837	$(6,731)	$(2,384)	$(7,278)

5.   SECURITIES

Securities available for sale and held to maturity are summarized as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$184,235	$1,606	$(361)	$185,480
U.S. government guaranteed mortgage-backed securities	18,797	113	(140)	18,770
Corporate bonds	52,454	1,290	—	53,744
State and municipal bonds	4,293	41	(16)	4,318
Government-sponsored enterprise obligations	25,150	48	(48)	25,150
Mutual funds	6,546	31	(161)	6,416
Common and preferred stock	1,309	390	—	1,699

Total	$292,784	$3,519	$(726)	$295,577

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale securities:
Government-sponsored mortgage-backed securities	$138,186	$—	$(2,227)	$135,959
U.S. government guaranteed mortgage-backed securities	11,030	—	(127)	10,903
Corporate bonds	21,176	45	(85)	21,136
State and municipal bonds	2,794	7	—	2,801
Government-sponsored enterprise obligations	4,000	—	(49)	3,951
Mutual funds	6,438	—	(191)	6,247
Common and preferred stock	1,309	284	—	1,593

Total available for sale securities	184,933	336	(2,679)	182,590

Held to maturity securities:
Government-sponsored mortgage-backed securities	$148,085	$1,319	$(1,515)	$147,889
U.S. government guaranteed mortgage-backed securities	29,174	166	(66)	29,274
Corporate bonds	23,969	64	(316)	23,717
State and municipal bonds	6,845	68	(102)	6,811
Government-sponsored enterprise obligations	30,146	254	(472)	29,928

Total held to maturity securities	238,219	1,871	(2,471)	237,619

Total	$423,152	$2,207	$(5,150)	$420,209

U.S. government-sponsored and guaranteed mortgage-backed securities are collateralized by both residential and multifamily loans.

Our repurchase agreements and advances from the Federal Home Loan Bank of Boston (“FHLBB”) are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 8).

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2016, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$16,313	$16,616
Due after five years through ten years	23,285	23,644
Due after ten years	163,434	163,990
Total	$203,032	$204,250

Debt securities:
Due in one year or less	$2,472	$2,481
Due after one year through five years	26,880	27,431
Due after five years through ten years	45,460	46,216
Due after ten years	7,085	7,084
Total	$81,897	$83,212

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Gross gains realized	$1	$469	$1,521	$1,632
Gross losses realized	—	(55)	(837)	(125)
Net gain realized	$1	$414	$684	$1,507

Proceeds from the sale of securities available for sale amounted to $136.8 million and $130.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2016
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$57	$10,335	$304	$29,789
U.S. government guaranteed mortgage-backed securities	—	1,483	140	5,186
State and municipal bonds	—	—	16	316
Government sponsored enterprise obligations	48	8,952	—	—
Mutual funds	—	—	161	2,898

Total	$105	$20,770	$621	$38,189

	December 31, 2015
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for sale:
Government-sponsored mortgage-backed securities	$2,090	$129,731	$137	$6,228
U.S. government guaranteed mortgage-backed securities	116	10,290	11	613
Corporate bonds	85	13,374	—	—
Government-sponsored enterprise obligations	49	3,951	—	—
Mutual funds	32	4,478	159	1,769

Total available for sale	2,372	161,824	307	8,610

Held to maturity:
Government-sponsored mortgage-backed securities	947	45,760	568	32,825
U.S. government guaranteed mortgage-backed securities	37	2,522	29	15,401
Corporate bonds	204	5,412	112	13,382
State and municipal bonds	—	—	102	4,809
Government-sponsored enterprise obligations	—	—	472	20,193

Total held to maturity	1,188	53,694	1,283	86,610

Total	$3,560	$215,518	$1,590	$95,220

	September 30, 2016
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Government sponsored mortgage-backed securities	6	$10,392	$57	0.5%	10	$30,093	$304	1.0%
U.S. government guaranteed mortgage-backed securities	1	1,483	—	—	2	5,326	140	2.6
Government sponsored enterprise obligations	5	9,000	48	0.5	0	—	—	—
State and municipal bonds	0	—	—	—	1	332	16	4.8
Mutual funds	0	—	—	—	2	3,059	161	5.3
		$20,875	$105			$38,810	$621

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

6.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2016	2015
	(In thousands)
Commercial real estate	$357,752	$303,036
Residential real estate:
Residential	364,412	298,052
Home equity	50,605	43,512
Commercial and industrial	168,434	168,256
Consumer	1,378	1,534
Total Loans	942,581	814,390
Unearned premiums and deferred loan fees and costs, net	5,039	3,823
Allowance for loan losses	(9,927)	(8,840)
	$937,693	$809,373

During the nine months ended September 30, 2016 and 2015, we purchased residential real estate loans aggregating $107.6 million and $77.1 million, respectively.

We have transferred a portion of our originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At September 30, 2016 and December 31, 2015, we serviced loans for participants aggregating $20.0 million and $19.5 million, respectively.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2016 and 2015 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2015	$3,850	$2,117	$2,334	$24	$(30)	$8,295
Provision (credit)	(176)	270	34	8	14	150
Charge-offs	—	(12)	(52)	(21)	—	(85)
Recoveries	—	1	2	9	—	12
Balance at September 30, 2015	$3,674	$2,376	$2,318	$20	$(16)	$8,372

Balance at June 30, 2016	$3,956	$2,804	$2,797	$20	$(7)	$9,570
Provision (credit)	62	189	83	43	(2)	375
Charge-offs	—	(40)	—	(46)	—	(86)
Recoveries	59	—	—	9	—	68
Balance at September 30, 2016	$4,077	$2,953	$2,880	$26	$(9)	$9,927

Nine Months Ended
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision (credit)	(31)	342	473	33	(17)	800
Charge-offs	—	(26)	(334)	(51)	—	(411)
Recoveries	—	7	5	23	—	35
Balance at September 30, 2015	$3,674	$2,376	$2,318	$20	$(16)	$8,372

Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(614)	610	395	64	(55)	400
Charge-offs	(170)	(90)	—	(87)	—	(347)
Recoveries	1,005	2	—	27	—	1,034
Balance at September 30, 2016	$4,077	$2,953	$2,880	$26	$(9)	$9,927

Further information pertaining to the allowance for loan losses by segment at September 30, 2016 and December 31, 2015 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2016

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	4,077	2,953	2,880	26	(9)	9,927
Total allowance for loan losses	$4,077	$2,953	$2,880	$26	$(9)	$9,927

Loans individually evaluated and deemed impaired	$3,381	$467	$3,113	$—	$—	$6,961
Loans collectively or individually evaluated and not deemed impaired	354,371	414,550	165,321	1,378	—	935,620
Total loans	$357,752	$415,017	$168,434	$1,378	$—	$942,581

December 31, 2015

Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated for impairment and not deemed impaired	3,856	2,431	2,485	22	46	8,840
Total allowance for loan losses	$3,856	$2,431	$2,485	$22	$46	$8,840

Loans individually evaluated and deemed impaired	3,732	399	3,363	—	—	7,494
Loans collectively or individually evaluated and not deemed impaired	299,304	341,165	164,893	1,534	—	806,896
Total loans	$303,036	$341,564	$168,256	$1,534	$—	$814,390

The following is a summary of past due and non-accrual loans by class at September 30, 2016 and December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
September 30, 2016
Commercial real estate	$225	$29	$108	$362	$—	$2,490
Residential real estate:
Residential	884	—	576	1,460	—	1,265
Home equity	122	—	42	164	—	202
Commercial and industrial	99	1	6	106	—	3,310
Consumer	27	4	—	31	—	8
Total	$1,357	$34	$732	$2,123	$—	$7,275

December 31, 2015
Commercial real estate	$348	$730	$20	$1,098	$—	$3,237
Residential real estate:
Residential	638	—	908	1,546	—	1,470
Home equity	230	124	—	354	—	—
Commercial and industrial	127	649	445	1,221	—	3,363
Consumer	30	—	—	30	—	10
Total	$1,373	$1,503	$1,373	$4,249	$—	$8,080

The following is a summary of impaired loans by class at September 30, 2016 and December 31, 2015:

			Three Months Ended		Nine Months Ended
	At September 30, 2016		September 30, 2016		September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,381	$4,220	$3,487	$17	$3,551	$49
Residential real estate	467	672	515	—	482	—
Commercial and industrial	3,113	4,345	3,356	—	3,434	—

Total impaired loans	$6,961	$9,237	$7,358	$17	$7,467	$49

			Three Months Ended		Nine Months Ended
	At December 31, 2015		September 30, 2015		September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$3,732	$4,403	$3,054	$—	$3,068	$—
Residential real estate	399	543	345	—	306	—
Commercial and industrial	3,363	4,408	3,758	—	4,000	—

Total impaired loans	$7,494	$9,354	$7,157	$—	$7,374	$—

All interest income recognized for impaired loans during the three and nine months ended September 30, 2016 related to performing TDR loans and was recognized on the accrual basis.

No interest income was recognized for impaired loans on a cash-basis method during the three and nine months ended September 30, 2015.

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

Nonperforming TDRs are shown as nonperforming assets. No loans were modified as a TDR during the three months ended September 30, 2016. A substandard impaired loan relationship in the amount of $4.6 million was designated a TDR during the nine months ended September 30, 2016. The Bank entered into a forbearance agreement which offered an interest only period. Due to the borrower continuing to experience declining sales, the interest only period was extended during the second quarter of 2016, resulting in the TDR classification. The loans are on non-accrual and are current. The loans are measured for impairment quarterly and appropriate reserves/charge offs have been taken. One loan classified as a TDR was modified during the three months ended September 30, 2015.

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	—	$—	$—	1	$1,940	$1,940
Commercial and Industrial	—	—	—	3	2,681	2,681
Residential	—	—	—	2	161	161
Total	—	$—	$—	6	$4,782	$4,782

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$488	$488	1	$488	$488
Total	1	$488	$488	1	$488	$488

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within 12 months of restructuring during the three and nine months ended September 30, 2016 and 2015.

There were no charge-offs on TDRs during the three and nine months ended September 30, 2016. There were $64,000 and $346,000 in charge-offs on TDRs during the three and nine months ended September 30, 2015.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $41.4 million and $23.1 million at September 30, 2016 and December 31, 2015, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at September 30, 2016 and December 31, 2015:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
September 30, 2016
Loans rated 1 – 3	$327,781	$363,147	$50,403	$131,226	$1,363	$873,920
Loans rated 4	24,489	—	—	15,204	7	39,700
Loans rated 5	134	—	—	4,089	—	4,223
Loans rated 6	5,348	1,265	202	17,915	8	24,738
	$357,752	$364,412	$50,605	$168,434	$1,378	$942,581

December 31, 2015
Loans rated 1 – 3	$269,124	$296,582	$43,512	$135,416	$1,524	$746,158
Loans rated 4	27,053	—	—	16,060	—	43,113
Loans rated 5	138	—	—	434	—	572
Loans rated 6	6,721	1,470	—	16,346	10	24,547
	$303,036	$298,052	$43,512	$168,256	$1,534	$814,390

7.   SHARE-BASED COMPENSATION

In May 2014, our shareholders approved a new stock-based compensation plan under which up to 516,000 shares of our common stock have been reserved for future grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Authorized but unissued shares are issued to awardees upon vesting of such awards. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.

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

The Committee approved the 2016 LTI Plan with the following objectives:

•	Align executives with the Company’s shareholder interest;
•	increase Company executive stock ownership/holdings;
•	ensure sound risk management by providing a balanced view of performance and aligning reward with the time horizon of risk;
•	position the Company’s total compensation to be competitive with market for meeting performance goals;
•	motivate and reward long-term sustained performance; and
•	enable the Company to attract and retain talent needed to drive the Company’s success.

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

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based and vest ratably over a three year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 LTI performance metric before vesting is realized after a three year period. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At September 30, 2016, an additional 404,700 shares were available for future grants under this plan.

Our stock award plan activity for the nine months ended September 30, 2016 and 2015 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	54,160	$7.28
Shares granted	62,740	7.73
Shares vested	(11,200)	7.18
Outstanding at September 30, 2016	105,700	$7.56

Outstanding at December 31, 2014	13,000	$8.07
Shares granted	48,560	7.18
Outstanding at September 30, 2015	61,560	$7.37

8.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $155.0 million and $93.8 million at September 30, 2016 and December 31, 2015, respectively. Customer repurchase agreements were $25.3 million at September 30, 2016 and $34.7 million at December 31, 2015. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at September 30, 2016 and December 31, 2015. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit as of September 30, 2016 or December 31, 2015. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at September 30, 2016 or December 31, 2015.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more and customer repurchase agreements linked to deposit accounts with no stated maturity. At September 30, 2016, we had $71.1 million in long-term debt with the FHLBB. This compares to $147.4 million in long-term debt with FHLBB advances at December 31, 2015. There were no long-term customer repurchase agreements at September 30, 2016 while long-term customer repurchase agreements were $5.9 million at December 31, 2015.

Customer repurchase agreements are collateralized by mortgage backed securities with a fair value of $62.3 million and $63.5 million, at September 30, 2016 and December 31, 2015, and government-sponsored enterprise obligations with a fair value of $6.5 million at December 31, 2015. There were no government-sponsored enterprise obligations pledged to collateralized repurchase agreements at September 30, 2016. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain of our commercial real estate loans and mortgage-backed securities.

9.   PENSION BENEFITS

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$283	$306	$854	$920
Interest cost	240	226	719	677
Expected return on assets	(275)	(284)	(823)	(851)
Actuarial loss	24	32	71	94
Net periodic pension cost	$272	$280	$821	$840

We maintain a pension plan for our eligible employees. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2016. No contributions have been made to the plan for the nine months ended September 30, 2016. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as third-party administrator for our 401(k) and ESOP plans.

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

The following table presents information about our cash flow hedges at September 30, 2016 and December 31, 2015:

September 30, 2016	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on short-term FHLBB borrowings	$75,000	3.6	0.76%	2.46%	$(5,195)

December 31, 2015	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on short-term FHLBB borrowings	$40,000	2.3	0.32%	1.52%	$(330)
Forward starting interest rate swaps on short-term FHLBB borrowings	67,500	6.5	—	3.42%	(5,734)
Total cash flow hedges	$107,500	4.9			$(6,064)

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the three months ended September 30, 2016 or 2015.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

Amounts reported in accumulated other comprehensive loss related to these derivatives will be reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $397,000 and $209,000 during the three months ended September 30, 2016 and 2015, respectively. The amount reclassified from accumulated comprehensive income into income for the effective portion of interest rate swaps was $1.0 million and $515,000 during the nine months ended September 30, 2016 and 2015, respectively. During the three and nine months ended September 30, 2016 and 2015, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate swaps	$417	$(3,089)	$(2,863)	$(4,366)

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

As of September 30, 2016, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $5.2 million. As of September 30, 2016, we have minimum collateral posting thresholds with certain of our derivative counterparties and have a mortgage-backed security with a fair value of $4.6 million and $1.1 million of cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$185,480	$—	$185,480
U.S. Government guaranteed residential mortgage-backed securities	—	18,770	—	18,770
Corporate bonds	—	53,744	—	53,744
State and municipal bonds	—	4,318	—	4,318
Government-sponsored enterprise obligations	—	25,150	—	25,150
Mutual funds	6,416	—	—	6,416
Common and preferred stock	1,699	—	—	1,699
Total assets	$8,115	$287,462	$—	$295,577

Liabilities:
Interest rate swaps	$—	$5,195	$—	$5,195

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$135,959	$—	$135,959
U.S. Government guaranteed mortgage-backed securities	—	10,903	—	10,903
Corporate bonds	—	21,136	—	21,136
State and municipal bonds	—	2,801	—	2,801
Government-sponsored enterprise obligations	—	3,951	—	3,951
Mutual funds	6,247	—	—	6,247
Common and preferred stock	1,593	—	—	1,593
Total assets	$7,840	$174,750	$—	$182,590

Liabilities:
Interest rate swaps	$—	$6,064	$—	$6,064

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2016 and 2015. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2016 and 2015.

	At			Three Months Ended	Nine Months Ended
	September 30, 2016			September 30, 2016	September 30, 2016
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$2,059	$—	$(220)
Total Assets	$—	$—	$2,059	$—	$(220)

	At			Three Months Ended	Nine Months Ended
	September 30, 2015			September 30, 2015	September 30, 2015
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$234	$(64)	$(346)
Total Assets	$—	$—	$234	$(64)	$(346)

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

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2016 and 2015. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	September 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$50,803	$50,803	$—	$—	$50,803
Securities available for sale	295,577	8,115	287,462	—	295,577
Federal Home Loan Bank of Boston and other restricted stock	12,194	—	—	12,194	12,194
Loans - net	937,693	—	—	931,545	931,545
Accrued interest receivable	3,578	—	—	3,578	3,578

Liabilities:
Deposits	962,558	—	—	965,465	965,465
Short-term borrowings	180,273	—	180,296	—	180,296
Long-term debt	71,165	—	72,658	—	72,658
Accrued interest payable	328	—	—	328	328
Derivative liabilities	5,195	—	5,195	—	5,195

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$13,703	$13,703	$—	$—	$13,703
Securities available for sale	182,590	7,840	174,750	—	182,590
Securities held to maturity	238,219	—	237,619	—	237,619
Federal Home Loan Bank of Boston and other restricted stock	15,074	—	—	15,074	15,074
Loans - net	809,373	—	—	797,596	797,596
Accrued interest receivable	3,878	—	—	3,878	3,878
Derivative assets	—	—	—	—	—

Liabilities:
Deposits	900,363	—	—	901,400	901,400
Short-term borrowings	128,407	—	128,407	—	128,407
Long-term debt	153,358	—	155,433	—	155,433
Accrued interest payable	446	—	—	446	446
Derivative liabilities	6,064	—	6,064	—	6,064

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal years.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact of adopting this ASU on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other Debt Instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial Interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

You should read the following financial results for the three and nine months ended September 30, 2016 in the context of this strategy.

•	Net income was $628,000, or $0.04 per diluted share, for the three months ended September 30, 2016, compared to $1.6 million, or $0.09 per diluted share, for the same period in 2015. For the nine months ended September 30, 2016, net income was $3.0 million, or $0.17 per diluted share, as compared to net income of $4.3 million, or $0.25 per diluted share, for the same period in 2015. Both the 2016 periods were impacted by expenses of $830,000 and $1.9 million related to our merger with Chicopee.
•	The provision for loan losses was $375,000 and $150,000 for the three months ended September 30, 2016 and 2015, respectively, and $400,000 and $800,000 for the nine months ended September 30, 2016 and 2015, respectively. The lower provisions for the nine months ended September 30, 2016 were primarily the result of $1.0 million in recoveries on a single commercial real estate loan during the nine months ended September 30, 2016.
•	Net interest income was $8.3 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.65% for the three months ended September 30, 2016, compared to 2.53% for the same period in 2015. Net interest income was $24.6 million and $23.5 million for the nine months ended September 30, 2016 and 2015, respectively. The net interest margin, on a tax-equivalent basis, was 2.62% and 2.52% for the nine months ended September 30, 2016 and 2015, respectively. The increase in net interest income for the three and nine months ended September 30, 2016 was due to an increase in the yield on average interest-earnings assets and a decrease in the average volume of interest-bearing liabilities with a stable cost of interest-bearing liabilities.
30

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2016. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2015 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Total assets were $1.4 billion at September 30, 2016 and $1.3 billion at December 31, 2015. Securities decreased $128.1 million to $307.8 million at September 30, 2016 from $435.9 million at December 31, 2015 primarily due to sales of securities to fund loan growth. During the first quarter of 2016, we transferred our securities classified as held to maturity into available-for-sale and subsequently sold $136.8 million in securities available-for-sale. Market conditions allowed for us to take advantage of opportunities to further reduce our securities portfolio along with our borrowings.

Total loans increased by $129.4 million to $947.6 million at September 30, 2016 from $818.2 million at December 31, 2015.

Residential loans increased $73.4 million to $415.0 million at September 30, 2016 from $341.6 million at December 31, 2015. We purchased $107.6 million in residential loans from two New England-based banks as a means of supplementing our residential loan portfolio. While management uses residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending.

Commercial real estate loans increased $54.8 million to $357.8 million at September 30, 2016 from $303.0 at December 31, 2015. Non-owner occupied commercial real estate loans increased $42.6 million to $231.8 million at September 30, 2016 from $189.2 million at December 31, 2015, while owner occupied commercial real estate loans increased $12.1 million to $125.9 million at September 30, 2016 from $113.8 million at December 31, 2015. Commercial and industrial loans increased $178,000 to $168.4 million at September 30, 2016 from $168.3 million at December 31, 2015.

All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $7.3 million at September 30, 2016 and $8.1 million at December 31, 2015. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $371,000 and $293,000 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, there was no real estate in foreclosure. At September 30, 2016 and December 31, 2015, our nonperforming loans to total loans were 0.77% and 0.99%, respectively, while our nonperforming assets to total assets were 0.53% and 0.60%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 6 of the accompanying unaudited consolidated financial statements.

Total deposits increased $62.2 million to $962.6 million at September 30, 2016 from $900.4 million at December 31, 2015. The increase in deposits was due to a $52.5 million increase in money market accounts, which were $295.1 million and $242.6 million at September 30, 2016 and December 31, 2015, respectively. Checking accounts increased $34.3 million to $221.1 million at September 30, 2016 from $186.8 million at December 31, 2015. Included in the checking account growth for the nine month period ended September 30, 2016 is $11.5 million that was temporarily on deposit at the end of the third quarter 2016 and will be used for other business purposes in the fourth quarter 2016. These increases were partially offset by a $21.0 million decrease in time deposits, primarily due to a $26.8 million decrease in brokered and listing service deposits, as management continues to lessen its reliance on wholesale funding.

Borrowings decreased $30.4 million to $251.4 million at September 30, 2016 from $281.8 million at December 31, 2015. Long-term debt decreased $82.2 million to $71.2 million at September 30, 2016 from $153.4 million at December 31, 2015. We prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000 for the first quarter 2016. In addition, we utilized cash on hand to pay off maturing advances in the amount of $38.0 million. Short-term borrowings increased $51.9 million to $180.3 million at September 30, 2016 from $128.4 million at December 31, 2015 primarily due to an increase in short-term FHLBB funding. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

Shareholders’ equity was $145.2 million and $139.5 million, which represented 10.5% and 10.4% of total assets at September 30, 2016 and December 31, 2015, respectively. The increase in shareholders’ equity during the nine months ended September 30, 2016 reflects other comprehensive income of $3.7 million primarily due to changes in the market value of our securities portfolio and net income of $3.0 million for the nine months ended September 30, 2016. This was partially offset by the payment of regular dividends of $1.6 million for the nine months ended September 30, 2016.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

General

Net income was $628,000, or $0.04 per diluted share, for the quarter ended September 30, 2016, compared to $1.6 million, or $0.09 per diluted share, for the same period in 2015. Net interest income was $8.3 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2016 and 2015, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2016			2015
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$932,140	$9,168	3.93%	$788,637	$7,879	4.00%
Securities(2)	296,406	1,709	2.31	481,360	3,068	2.55
Other investments - at cost	12,728	130	4.09	16,963	126	2.97
Short-term investments(3)	17,380	14	0.32	7,704	2	0.10
Total interest-earning assets	1,258,654	11,021	3.50	1,294,664	11,075	3.42
Total noninterest-earning assets	79,032			76,614

Total assets	$1,337,686			$1,371,278

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$31,194	24	0.31	$34,725	20	0.23
Savings accounts	75,566	20	0.11	75,943	20	0.11
Money market accounts	278,257	293	0.42	239,112	198	0.33
Time certificates of deposit	383,288	1,245	1.30	398,238	1,176	1.18
Total interest-bearing deposits	768,305	1,582		748,018	1,414
Short-term borrowings and long-term debt	229,718	1,067	1.86	320,712	1,400	1.75
Interest-bearing liabilities	998,023	2,649	1.06	1,068,730	2,814	1.05
Noninterest-bearing deposits	177,802			149,626
Other noninterest-bearing liabilities	16,261			16,755
Total noninterest-bearing liabilities	194,063			166,381

Total liabilities	1,192,086			1,235,111
Total equity	145,601			136,167
Total liabilities and equity	$1,337,687			$1,371,278
Less: Tax-equivalent adjustment(2)		(44)			(101)
Net interest and dividend income		$8,328			$8,160
Net interest rate spread(4)			2.44%			2.37%
Net interest margin(5)			2.65%			2.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.11			121.14

________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.
33

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

	Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$1,434	$(145)	$1,289
Investment securities (1)	(1,179)	(180)	(1,359)
Other investments - at cost	(31)	35	4
Short-term investments	3	9	12
Total interest-earning assets	227	(281)	(54)

Interest-bearing liabilities
NOW accounts	(2)	6	4
Savings accounts	—	—	—
Money market accounts	32	63	95
Time deposits	(44)	113	69
Short-term borrowing and long-term debt	(397)	64	(333)
Total interest-bearing liabilities	(411)	246	(165)
Change in net interest and dividend income	$638	$(527)	$111

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

The net interest margin, on a tax-equivalent basis, was 2.65% for the three months ended September 30, 2016, compared to 2.53% for the same period in 2015.

The increase in net interest income was primarily driven by a favorable shift in asset mix out of securities and into loans, along with a decrease in the average volume of interest-bearing liabilities. The average yield on interest-earning assets increased 8 basis points to 3.50% for the three months ended September 30, 2016, compared to 3.42% for the same period in 2015. This was primarily driven by a $143.5 million increase in the average balance of loans to $932.1 million for the three months ended September 30, 2016, from $788.6 million in the comparable 2015 period. In addition, the average balance of securities decreased $185.0 million to $296.4 million for the three months ended September 30, 2016 from $481.4 million for the three months ended September 30, 2015. Interest and dividend income was flat at $11.0 million for the three months ended September 30, 2016 and 2015, respectively.

Interest expense decreased $165,000 to $2.6 million for the three months ended September 30, 2016 from $2.8 million for the same period in 2015. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the volume of short-term borrowings and long-term debt. The average balance of short-term borrowings and long-term debt decreased $91.0 million to $229.7 million for the three months ended September 30, 2016, compared to $320.7 million for the comparable 2015 period. In the third quarter of 2015 and the first quarter of 2016, management prepaid long-term debt totaling $61.5 million with a weighted average rate of 2.49% in order to eliminate higher cost borrowings. The average cost of interest-bearing liabilities increased 1 basis point to 1.06% for the three months ended September 30, 2016 from 1.05% for the same period in 2015. This was primarily due to an increase in the average cost of time deposit and money market accounts for the three months ended September 30, 2016.

Provision for Loan Losses

The amount that we provided for loan losses during the three months ended September 30, 2016 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the three months ended September 30, 2016, described in detail below, include an increase in residential real estate loans, commercial real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision of $375,000 for loan losses for the three months ended September 30, 2016, compared to $150,000 for the same period in 2015. The allowance was $9.9 million and $9.6 million and 1.05% and 1.06% of total loans at September 30, 2016 and June 30, 2016, respectively.

Residential loans increased $20.9 million to $415.0 million at September 30, 2016 from $394.1 million at June 30, 2016. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans. Commercial real estate loans increased $19.0 million to $357.8 million at September 30, 2016 from $338.8 million at June 30, 2016. Non-owner occupied commercial real estate loans increased $15.4 million to $231.8 million at September 30, 2016 from $216.4 million at June 30, 2016, while owner occupied commercial real estate loans increased $3.5 million to $125.9 million at September 30, 2016 from $122.4 million at June 30, 2016. Commercial and industrial loans increased $1.2 million to $168.4 million at September 30, 2016 from $167.2 million at June 30, 2016.

Net charge-offs were $18,000 for the three months ended September 30, 2016. This comprised charge-offs of $86,000 for the three months ended September 30, 2016, offset by recoveries of $68,000.

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

Noninterest Income

Noninterest income increased $175,000 to $1.3 million for the three months ended September 30, 2016, compared to $1.1 million for the same period in 2015. Service charges and fees increased $164,000 to $953,000 at September 30, 2016 from $789,000 at September 30, 2015. Net gains on the sales of securities were $414,000 for the three months ended September 30, 2015, compared to $1,000 for the same period in 2016. During the three months ended September 30, 2015, we incurred a prepayment expense of $429,000 on the prepayment of $19.0 million in FHLBB borrowings. There were no prepayments of FHLBB borrowings during the comparable 2016 period.

Noninterest Expense

Noninterest expense increased $1.3 million to $8.2 million for the three months ended September 30, 2016 from $6.9 million for the same period in 2015. The increase for the 2016 period was primarily due to $830,000 in merger related expenses incurred in conjunction with the Chicopee merger. Salaries and benefits expense increased $211,000 to $4.1 million for the three months ended September 30, 2016, compared to $3.9 million for the same period in 2015 primarily due to normal increases in this area.

Income Taxes

For the three months ended September 30, 2016, we had a tax provision of $423,000 as compared to $680,000 for the same period in 2015. The effective tax rate was 40.2% for the three months ended September 30, 2016 and 29.7% for the same period in 2015. The change in effective tax rate reflects estimates for non-deductible merger expenses as well as lower forecasted levels of tax-advantaged income such as BOLI and lower levels of tax-exempt municipal obligations.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

General

Net income was $3.0 million, or $0.17 per diluted share, for the nine months ended September 30, 2016, compared to $4.3 million, or $0.25 per diluted share, for the same period in 2015. Net interest income was $24.6 million and $23.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2016 and 2015, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2016			2015
	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$875,325	$26,118	3.98%	$753,077	$22,542	3.99%
Securities(2)	334,938	6,062	2.41	487,122	9,177	2.51
Other investments - at cost	14,703	398	3.61	16,555	263	2.12
Short-term investments(3)	33,457	67	0.27	11,531	13	0.15
Total interest-earning assets	1,258,423	32,645	3.46	1,268,285	31,995	3.36
Total noninterest-earning assets	77,626			78,288

Total assets	$1,336,049			$1,346,573

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing accounts	$31,353	64	0.27	$36,240	61	0.22
Savings accounts	76,381	63	0.11	75,780	59	0.10
Money market accounts	264,354	785	0.40	236,305	627	0.35
Time certificates of deposit	391,793	3,677	1.25	385,881	3,388	1.17
Total interest-bearing deposits	763,881	4,589		734,206	4,135
Short-term borrowings and long-term debt	250,462	3,329	1.77	312,373	3,992	1.70
Interest-bearing liabilities	1,014,343	7,918	1.04	1,046,579	8,127	1.04
Noninterest-bearing deposits	165,156			142,671
Other noninterest-bearing liabilities	15,273			17,797
Total noninterest-bearing liabilities	180,429			160,468

Total liabilities	1,194,772			1,207,047
Total equity	141,277			139,526
Total liabilities and equity	$1,336,049			$1,346,573
Less: Tax-equivalent adjustment(2)		(154)			(339)
Net interest and dividend income		$24,573			$23,529
Net interest rate spread(4)			2.42%			2.32%
Net interest margin(5)			2.62%			2.52%
Ratio of average interest-earningassets to average interest-bearing liabilities			124.06			121.18

________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.
37

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

	Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$3,659	$(83)	$3,576
Investment securities (1)	(2,867)	(248)	(3,115)
Other investments - at cost	(29)	164	135
Short-term investments	25	29	54
Total interest-earning assets	788	(138)	650

Interest-bearing liabilities
NOW accounts	(8)	11	3
Savings accounts	—	4	4
Money market accounts	74	84	158
Time deposits	52	237	289
Short-term borrowing and long-term debt	(791)	128	(663)
Total interest-bearing liabilities	(673)	464	(209)
Change in net interest and dividend income	$1,461	$(602)	$859

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

The net interest margin, on a tax-equivalent basis, was 2.62% and 2.52% for the nine months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, the primary reason for the increase in net interest income was a favorable shift in the asset mix out of securities and into loans, as well as a decrease in the average balance of short-term borrowings and long-term debt and a relatively stable cost of interest-bearing liabilities. The yield on interest-earning assets increased 10 basis points to 3.46% for the nine months ended September 30, 2016, compared to 3.36% for the comparable 2015 period. The average balance of loans increased $122.2 million to $875.3 million for the nine months ended September 30, 2016 compared to $753.1 million for the comparable 2015 period. In addition, the average balance of securities decreased $152.2 million to $334.9 million for the nine months ended September 30, 2016, compared to $487.1 million for the same period in 2015. Interest on earning-assets increased $835,000 to $32.5 million for the nine months ended September 30, 2016 from $31.7 million for the same period in 2015.

The average cost of interest-bearing liabilities was stable at 1.04% for the nine months ended September 30, 2016 and 2015, respectively. The stable cost of interest-bearing liabilities was primarily due to a decrease in the average balance of short-term borrowings and long-term debt, partially offset by an increase in the average rate of time deposits and money market accounts. The average balance of short-term borrowings and long-term debt decreased $61.9 million to $250.5 million for the nine months ended September 30, 2016, compared to $312.4 for the same period in 2015. Management prepaid $42.5 million in FHLBB borrowings with a rate of 2.29% during the first quarter 2016. In addition, the cost of time deposits increased 8 basis points to 1.25% from 1.17% for the nine months ended September 30, 2016 and 2015, while the cost of money market accounts increased 5 basis points to 0.40% from 0.35% for the nine months ended September 30, 2016 and 2015, respectively. Interest expense on time deposits increased $289,000 to $3.7 million for the nine months ended September 30, 2016 from $3.4 million for the comparable 2015 period.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2016 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the nine months ended September 30, 2016, described in detail below, include increases in residential real estate loans and commercial real estate loans, which were offset by a partial recovery on a previously charged-off commercial real estate loan. After evaluating these factors, we recorded a provision of $400,000 for loan losses for the nine months ended September 30, 2016, compared to $800,000 for the same period in 2015. The allowance was $9.9 million at September 30, 2016 and $8.8 million at December 31, 2015. The allowance for loan losses was 1.05% and 1.08% of total loans at September 30, 2016 and December 31, 2015, respectively.

Residential real estate loans increased $73.4 million to $415.0 million at September 30, 2016 compared to $341.6 million at December 31, 2015. Commercial real estate loans increased $54.8 million to $357.8 million at September 30, 2016 from $303.0 million at December 31, 2015. We consider residential real estate loans to contain less credit risk and market risk than both commercial and industrial and commercial real estate loans.

Net recoveries were $687,000 for the nine months ended September 30, 2016. This comprised recoveries of $1.0 million for the nine months ended September 30, 2016, partially offset by charge-offs of $347,000. During the nine ended September 30, 2016, we received partial recoveries of $1.0 million related to a single commercial real estate loan previously charged-off in 2010.

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

Noninterest Income

Noninterest income was flat at $3.6 million for the nine months ended September 30, 2016 and 2015. Net gains on the sale of securities decreased $823,000 to $684,000 for the nine months ended September 30, 2016, compared to $1.5 million for the same period in 2015.

During the nine months ended September 30, 2016, we incurred $915,000 in expense on the prepayment of $42.5 million in FHLBB borrowings. During the nine months ended September 30, 2015, we incurred $1.3 million in expense on the prepayment of $39.0 million in long-term borrowings. Service charges and fees increased $430,000 to $2.7 million at September 30, 2016 from $2.3 million at September 30, 2015. Fees collected from insufficient funds, overdraft and card-based transactions increased $345,000 for the nine months ended September 30, 2016, which primarily reflects an increase in customer debit card interchange income.

Noninterest Expense

Noninterest expense increased $2.9 million to $23.3 million for the nine months ended September 30, 2016 from $20.4 million for the same period in 2015. The increase for the 2016 period was primarily due to $1.9 million in merger related expenses incurred in conjunction with the Chicopee merger. Salaries and benefits expense increased $307,000 to $11.9 million for the nine months ended September 30, 2016, compared to $11.6 million for the same period in 2015 primarily due to normal increases in this area.

Income Taxes

For the nine months ended September 30, 2016, we had a tax provision of $1.5 million as compared to $1.6 million for the same period in 2015. The effective tax rate was 33.4% for the nine months ended September 30, 2016 and 27.0% for the same period in 2015. The change in effective tax rate reflects estimates for non-deductible merger expenses as well as lower forecasted levels of tax-advantaged income such as BOLI and lower levels of tax-exempt municipal obligations.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at September 30, 2016, was $99.8 million. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.  As of September 30, 2016, our additional borrowing capacity from BBN and PNC Bank was $4.0 million and $50.0 million, respectively.

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

At September 30, 2016, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2016, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of September 30, 2016, and December 31, 2015, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$162,605	16.02%	$81,207	8.00%	N/A	N/A
Bank	154,057	15.20	81,075	8.00	$101,344	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	152,501	15.02	60,905	6.00	N/A	N/A
Bank	144,070	14.22	60,806	6.00	81,075	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	152,501	15.02	45,679	4.50	N/A	N/A
Bank	144,070	14.22	45,605	4.50	65,873	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	152,501	11.43	53,380	4.00	N/A	N/A
Bank	144,070	10.81	53,318	4.00	66,647	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	144,070	10.41	27,667	2.00	N/A	N/A

December 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$159,386	17.20%	$74,136	8.00%	N/A	N/A
Bank	151,327	16.36	74,006	8.00	$92,508	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	55,602	6.00	N/A	N/A
Bank	142,427	15.40	55,505	6.00	74,006	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	150,444	16.23	41,702	4.50	N/A	N/A
Bank	142,427	15.40	41,629	4.50	60,130	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	150,444	11.16	53,876	4.00	N/A	N/A
Bank	142,427	10.58	53,871	4.00	67,339	5.00
Tangible Equity (to Adjusted Total Assets):
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	142,427	10.56	26,985	2.00	N/A	N/A

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at September 30, 2016:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations	$672	$1,150	$812	$3,462	$6,096

Borrowings and Debt
Federal Home Loan Bank	165,000	42,040	19,125	—	226,165
Securities sold under agreements to repurchase	25,273	—	—	—	25,273
Total borrowings and debt	190,273	42,040	19,125	—	251,438

Credit Commitments
Available lines of credit	86,804	488	—	31,781	119,073
Other loan commitments	26,973	21,090	—	—	48,063
Letters of credit	2,666	892	—	255	3,813
Total credit commitments	116,443	22,470	—	32,036	170,949

Other Obligations
Vendor Contracts	925	744	93	—	1,762

Total Obligations	$308,313	$66,404	$20,030	$35,498	$430,245

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2016	—	—	—	484,668
August 1 - 31, 2016	—	—	—	484,668
September 1 - 30, 2016	—	—	—	484,668
Total	—	—	—	484,668

(1)	On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of September 30, 2016, there were 484,668 shares remaining to be purchased under the new repurchase program.

There were no sales by us of unregistered securities during the three months ended September 30, 2016.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2016.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Leo R. Sagan, Jr.
Leo R. Sagan, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).
3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on October 26, 2016).
3.2	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission on October 26, 2016).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a New Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_____________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.