Form 10-K
period 2016-12-31
Western New England Bancorp, Inc.
filed 2017-03-15
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File No.: 001-16767

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, was $141,144,750. This amount was based on the closing price as of June 30, 2016 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $7.70 on June 30, 2016.

As of March 9, 2017, the registrant had 30,691,762 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

WESTERN NEW ENGLAND BANCORP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	changes in the regulatory environment;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this prospectus to “Western New England Bancorp,” “WNEB” “we,” “us,” “our company,” and “our” refer to Western New England Bancorp, Inc. and its subsidiaries (including Westfield Bank, CSB Colts, Inc., Elm Street Securities Corporation, WFD Securities, Inc. and WB Real Estate Holdings, LLC).

PART I

ITEM 1.	BUSINESS

General. Western New England Bancorp, Inc. (“WNEB”) (f/k/a “Westfield Financial, Inc.”) is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”). On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank, whereby Chicopee merged with and into Western New England Bancorp, with Western New England Bancorp surviving, and Chicopee Savings Bank merged with and into Westfield Bank (the “Bank”), with the Bank surviving, and in conjunction with the acquisition, the name of the holding company was changed to Western New England Bancorp, Inc. The transaction qualified as a tax-free reorganization for federal income tax purposes. Under the terms of the merger agreement, each outstanding share of Chicopee common stock was converted into the right to receive 2.425 shares of WNEB common stock. The consideration paid in the transaction to shareholders of Chicopee consisted of 11,919,412 shares of our common stock. Based upon the per share closing price of $7.90 on October 21, 2016, the transaction was valued at approximately $98.8 million. As a result of this transaction, we added eight branches, $716.6 million in assets, $640.9 million in loans and $545.7 million in deposits to our franchise. Western New England Bancorp was formed in 2001 in connection with its reorganization from a federally-chartered mutual holding company to a Massachusetts-chartered stock holding company with the second step conversion being completed in 2007. The Bank was formed in 1853 and is a federally chartered savings bank regulated by the Office of Comptroller of the Currency (“OCC”). As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships. We believe that this business focus is best for our long-term success and viability, and complements our existing commitment to high quality customer service.

Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by us for the primary purpose of holding qualified securities. In February 2007, we formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified securities. In October 2009, we formed WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company, for the primary purpose of holding real property acquired as security for debts previously contracted by the Bank. On October 21, 2016, in conjunction with the acquisition of Chicopee, we acquired CSB Colts, Inc., a Massachusetts-chartered corporation, formed for the primary purpose of holding qualified securities.

Market Area. We operate 21 banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Granby and Enfield, Connecticut. Our banking offices in Granby and Enfield, Connecticut, which we opened in June 2013 and November 2014, respectively, are our first locations outside of western Massachusetts. In 2014, we relocated our middle market and commercial real estate lending team to offices in Springfield, Massachusetts. We also have 23 free-standing ATM locations in Chicopee, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 22 traveling/seasonal ATMs. Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. In addition, we provide online banking services through our website located at www.westfieldbank.com.

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

Personnel. As of December 31, 2016, we had 256 full-time employees and 54 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans and consumer loans. At December 31, 2016, we had total loans of $1.6 billion, of which 60.6% were adjustable rate loans and 39.4% were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $720.7 million and $222.3 million, respectively. The remainder of our loans at December 31, 2016 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2016 totaled $614.2 million. Consumer loans outstanding at December 31, 2016 were $4.4 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$720,741	46.15%	$303,036	37.21%	$278,405	38.49%	$264,476	41.54%	$245,764	41.38%
Residential	522,083	33.43	298,052	36.60	237,436	32.82	198,686	31.21	185,345	31.21
Home equity	92,083	5.90	43,512	5.34	40,305	5.57	35,371	5.56	34,352	5.78
Total real estate loans	1,334,907	85.48	644,600	79.15	556,146	76.88	498,533	78.31	465,461	78.37

Other loans
Commercial and industrial	222,286	14.23	168,256	20.66	165,728	22.91	135,555	21.29	126,052	21.22
Consumer, other	4,424	0.28	1,534	0.19	1,542	0.21	2,572	0.40	2,431	0.41
Total other loans	226,710	14.52	169,790	20.85	167,270	23.12	138,127	21.69	128,483	21.63

Total loans	1,561,617	100.00%	814,390	100.00%	723,416	100.00%	636,660	100.00%	593,944	100.00%

Unearned premiums and net deferred loan fees and costs, net	4,867		3,823		1,270		767		974
Allowance for loan losses	(10,068)		(8,840)		(7,948)		(7,459)		(7,794)
Total loans, net	$1,556,416		$809,373		$716,738		$629,968		$587,124

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of December 31, 2016. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

At December 31, 2016
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
(In thousands)
Amount due:
Within one year	$113,924	$33,987	$68,671	$111,998	$640	$—	$329,220

After one year:
One to three years	111,076	50,452	561	27,772	693	—	190,554
Three to five years	222,805	47,679	2,406	43,791	881	—	317,562
Five to ten years	244,762	84,602	8,615	36,530	238	—	374,747
Ten to twenty years	20,929	54,468	11,681	1,040	1,034	—	89,152
Over twenty years	7,245	250,895	149	1,155	938	—	260,382
Total due after one year	606,817	488,096	23,412	110,288	3,784	—	1,232,397

Total amount due:	720,741	522,083	92,083	222,286	4,424	—	1,561,617

Net deferred loan origination fees and costs and unearned premiums	(165)	4,266	323	406	37	—	4,867
Allowance for loan losses	(4,083)	(2,433)	(429)	(3,085)	(38)	—	(10,068)

Loans, net	$716,493	$523,916	$91,977	$219,607	$4,423	$—	$1,556,416

The following table presents, as of December 31, 2016, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2017, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential	$324,697	$163,399	$488,096
Home equity	23,412	—	23,412
Commercial real estate	131,466	475,351	606,817
Total real estate loans	479,575	638,750	1,118,325

Other loans:
Commercial and industrial	104,145	6,143	110,288
Consumer	3,760	24	3,784
Total other loans	107,905	6,167	114,072

Total loans	$587,480	$644,917	$1,232,397

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Loans:
Balance outstanding at beginning of year	$814,390	$723,416	$636,660

Originations:
Real estate loans:
Residential	3,522	240	4,880
Home equity	23,093	15,189	15,089
Commercial	78,396	79,734	37,399
Total mortgage originations	105,011	95,163	57,368

Commercial and industrial loans	75,034	51,063	105,438
Consumer loans	871	1,404	1,491
Total originations	180,916	147,630	164,297
Purchase of one-to-four family mortgage loans	108,448	90,743	53,272
	289,364	238,373	217,569

Loans acquired from Chicopee Savings Bank at fair value	640,892	—	—

Less:
Principal repayments, unadvanced funds and other, net	183,384	147,016	129,727
Loan charge-offs (recoveries), net	(653)	383	1,086
Loans transferred to other real estate owned	298	—	—
Total deductions	183,029	147,399	130,813
Ending balance	$1,561,617	$814,390	$723,416

Commercial and Industrial Loans. We offer commercial and industrial loan products and services that are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans. At December 31, 2016, our commercial and industrial loan portfolio consisted of 1,868 loans, totaling $222.3 million, or 14.2% of our total loans. Our commercial loan team includes thirteen commercial loan officers, six credit analysts and two portfolio managers. We may hire additional commercial loan officers on an as needed basis.

As part of our strategy of increasing our emphasis on commercial lending, we seek to attract our business customers’ entire banking relationship. Most commercial borrowers also maintain commercial deposits. We provide complementary commercial products and services, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services. We offer a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations. Commercial loan officers are based in our main and branch offices, and we view our branch network as a means of facilitating these commercial relationships. We intend to continue to expand the volume of our commercial business products and services within our current underwriting standards.

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of commercial and industrial loans to an industry was to retail trade which comprised approximately 14.2% of the commercial and industrial loan portfolio inclusive of commercial and industrial owner occupied real estate loans as of December 31, 2016. At December 31, 2016, our largest commercial and industrial loan relationship was $17.1 million to a college. The loan relationship is secured by business assets and owner occupied real estate. The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years. Among the $222.3 million we have in our commercial and industrial loan portfolio as of December 31, 2016, $101.0 million have adjustable interest rates and $121.3 million have fixed interest rates. Whenever possible, we seek to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans. We generally require the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2016, our commercial real estate loan portfolio consisted of 1,024 loans, totaling $720.7 million, or 46.2% of total loans. Since 2012, commercial real estate loans have grown by $475.0 million, or 193.3%, from $245.8 million at December 31, 2012 to $720.7 million at December 31, 2016. Organic commercial real estate loan growth since 2012 was $116.9 million, or 47.6%.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. We generally lend up to a loan-to-value ratio of 80% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio and will generally require a minimum debt coverage ratio of 1.15. Our largest non-owner occupied commercial real estate loan relationship was $14.6 million at December 31, 2016, which is secured by a commercial property located in Rhode Island.  The loans to this borrower are performing.

We also offer construction loans to finance the construction of commercial properties located in our primary market area. At December 31, 2016, we had $88.9 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $27.9 in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

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

Residential Real Estate Loans and Originations. Prior to the acquisition of Chicopee in 2016, Westfield Bank referred our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans were underwritten, originated and serviced by a third-party mortgage company. Subsequent to the acquisition of Chicopee, Westfield Bank began to process and underwrite substantially all of our originations internally through our Loan Center located in Westfield, MA. Residential real estate borrowers submit applications to us and the loan is closed in Westfield Bank’s name and is booked directly into our portfolio. Loans can either be held in portfolio or, if eligible, can be sold on the secondary market for a fee. Westfield Bank retains the servicing rights to these loans. Some other mortgage types such as government-insured loans are brokered through a third-party mortgage company. The third-party mortgage company approves and closes the loan in their name. They keep the servicing rights to these loans and Westfield Bank retains no residual ownership interest. Westfield Bank receives a fee for each loan brokered to the third-party mortgage company.

In 2016, we purchased $108.4 million in residential loans from two New England-based banks as a means of supplementing our loan growth. While management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending. At December 31, 2016, loans on one-to-four family residential properties, including home equity lines, accounted for $614.2 million, or 39.3% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default. To date, we have not experienced difficulty with payments for these loans. At December 31, 2016, our residential real estate included $196.4 million in adjustable rate loans, or 12.6% of our total loan portfolio, and $325.7 million in fixed rate loans, or 20.9% of our total loan portfolio.

Our home equity loans totaled $92.1 million, or 5.9% of total loans at December 31, 2016. Home equity loans include $23.5 million in fixed rate loans, or 1.5% of total loans, and $68.6 million in adjustable rate loans, or 4.4% of total loans. These loans may be originated in amounts up to 85% current loan to value (CLTV) of the appraised value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 20 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, secured passbook loans, credit lines tied to deposit accounts to provide overdraft protection, and unsecured personal loans. At December 31, 2016, the consumer loan portfolio totaled $4.4 million, or 0.3% of total loans. Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2016. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

Our lending policies permit our lending and underwriting departments to review and approve commercial and industrial loans and commercial real estate loans up to $2.0 million. Any commercial and industrial or commercial real estate loan application that exceeds $2.0 million or that would result in the borrower’s total credit exposure with us to exceed $2.0 million, or whose approval requires an exception to our standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to our standard loan approval procedures would be if a borrower was located outside our primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

Residential Real Estate Loans. We originate and fund residential real estate loans secured by one-to-four family residential real estate primarily located in western Massachusetts and northern Connecticut. Loans are originated in amounts up to 97% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on all loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgages are generally originated for terms ranging in years from five to thirty years. Fixed-rate residential mortgage loans are underwritten to secondary market underwriting guidelines including FICO standards and debt-to-income ratio requirements. We are an approved seller and servicer with Fannie Mae, Freddie Mac and the FHLBB, an approved Mass Housing lender, and an approved broker for government insured loans such as FHA, VA and USRD.

Home Equity Loans. We originate and fund home equity loans secured by owner-occupied one-to-four family residences. These loans may be originated in amounts up to 85% (CLTV) of the current value of the property. Our underwriting standards include a review of the borrower’s credit history, an assessment of the borrower’s ability to repay and an evaluation of the value of the collateral securing the loan. Originated home equity loans may be offered with fixed-rates of interest and with terms up to twenty years; a fifteen year draw period and a fifteen year amortization period; or indexed to prime rate as reported in the Wall Street Journal. Our lending and underwriting department may approve home equity loans up to $250,000. Home equity loans in amounts greater than $250,000 and up to $350,000 may be approved by certain officers who have been approved by the Board of Directors. Home equity loans over $350,000, or approval requiring an exception to our standard approval procedures, are reviewed and approved by the Executive Committee of the Board of Directors.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status unless the loan is well secured and in the process of collection. At December 31, 2016, 2015 and 2014, nonperforming loans totaled $14.1 million, $8.1 million, and $8.8 million, respectively. In 2016, we acquired $6.4 million in nonperforming loans from Chicopee. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $535,000, $406,000 and $221,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$5,744	$1,470	$1,323	$712	$939
Home equity	119	—	1	38	103
Commercial real estate	4,453	3,237	3,257	1,449	1,558
Total nonaccrual real estate loans	10,316	4,707	4,581	2,199	2,600
Other loans:
Commercial and industrial	3,714	3,363	4,233	386	409
Consumer	27	10	16	1	—
Total nonaccrual other loans	3,741	3,373	4,249	387	409
Total nonperforming loans	14,057	8,080	8,830	2,586	3,009
Foreclosed real estate, net	298	—	—	—	964
Total nonperforming assets (1)	$14,355	$8,080	$8,830	$2,586	$3,973
Nonperforming loans to total loans	0.90%	0.99%	1.22%	0.41%	0.51%
Nonperforming assets to total assets	0.69	0.60	0.67	0.20	0.31

(1) TDRs on accrual status not included above totaled $2.1 million, $495,000, $50,000, $14.5 million and $14.8 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$8,840	$7,948	$7,459	$7,794	$7,764

Charge-offs:
Residential	(115)	(24)	(31)	(80)	—
Commercial real estate	(170)	—	(350)	(20)	(195)
Home equity loans	(42)	(34)	—	—	(155)
Commercial and industrial	—	(345)	(787)	(208)	(391)
Consumer	(159)	(73)	(55)	(33)	(27)
Total charge-offs	(486)	(476)	(1,223)	(341)	(768)

Recoveries:
Residential	9	4	1	1	3
Commercial real estate	1,065	—	—	155	78
Home equity loans	—	4	—	—	2
Commercial and industrial	25	51	121	84	7
Consumer	40	34	15	22	10
Total recoveries	1,139	93	137	262	100

Net recoveries (charge-offs)	653	(383)	(1,086)	(79)	(668)

Provision (credit) for loan losses	575	1,275	1,575	(256)	698

Balance at end of year	$10,068	$8,840	$7,948	$7,459	$7,794

Total loans receivable (1)	$1,561,617	$814,390	$723,416	$636,660	$593,944

Average loans outstanding	$1,013,611	$766,548	$683,064	$604,732	$573,642

Allowance for loan losses as a percent of total loans receivable	0.64%	1.09%	1.10%	1.17%	1.31%

Net loans charged-off as a percent of average loans outstanding	(0.06)	0.05	0.16	0.01	0.12

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

In addition, management employs an independent third party to perform a semi-annual review of a sample of our commercial and industrial loans and commercial real estate loans. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2016			December 31, 2015			December 31, 2014
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$4,083	$4,083	$—	$3,856	$3,856	$—	$3,705	$3,705
Residential real estate:
Residential	—	2,433	2,433	—	2,122	2,122	—	1,755	1,755
Home Equity	—	429	429	—	309	309	—	298	298
Commercial and industrial	—	3,085	3,085	—	2,485	2,485	—	2,174	2,174
Consumer	—	38	38	—	22	22	—	15	15
Unallocated	—	—	—	—	46	46	—	1	1
Total	$—	$10,068	$10,068	$—	$8,840	$8,840	$—	$7,948	$7,948

	December 31, 2013			December 31, 2012
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$82	$3,468	$3,550	$377	$3,029	$3,406
Residential real estate:
Residential	—	1,454	1,454	57	1,425	1,482
Home Equity	—	253	253	—	264	264
Commercial and industrial	15	2,176	2,191	104	2,063	2,167
Consumer	—	13	13	—	13	13
Unallocated	—	(2)	(2)	—	462	462
Total	$97	$7,362	$7,459	$538	$7,256	$7,794

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations. There were no adjustments recommended during 2016 or 2015.

For the year ended December 31, 2016, we recorded a provision of $575,000 to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2016.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2016			December 31, 2015			December 31, 2014
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$4,083	$720,741	46.15%	$3,856	$303,036	37.21%	$3,705	$278,405	38.49%
Real estate mortgage:
Residential	2,433	522,083	33.43	2,122	298,052	36.60	1,755	237,436	32.82
Home equity	429	92,083	5.90	309	43,512	5.34	298	40,305	5.57
Commercial loans	3,085	222,286	14.24	2,485	168,256	20.66	2,174	165,728	22.91
Consumer loans	38	4,424	0.28	22	1,534	0.19	15	1,542	0.21
Unallocated	—	—	0.00	46	—	0.00	1	—	0.00
Total allowances for loan losses	$10,068	$1,561,617	100.00%	$8,840	$814,390	100.00%	$7,948	$723,416	100.00%

	December 31, 2013			December 31, 2012
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,550	$264,476	41.54%	$3,406	$245,764	41.38%
Real estate mortgage:
Residential	1,454	198,686	31.21	1,482	185,345	31.21
Home equity	253	35,371	5.56	264	34,352	5.78
Commercial loans	2,191	135,555	21.29	2,167	126,052	21.22
Consumer loans	13	2,572	0.40	13	2,431	0.41
Unallocated	(2)	—	0.00	462	—	0.00
Total allowances for loan losses	$7,459	$636,660	100.00%	$7,794	$593,944	100.00%

Potential Problem Loans. We have no potential problem loans not reported as impaired at December 31, 2016.

Loans Acquired with Deteriorated Credit Quality. Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-sale:
Debt Securities:
Government-sponsored enterprise obligations	$43,140	$42,008	$4,000	$3,951	$24,066	$23,979
State and municipal bonds	4,117	4,008	2,794	2,801	16,472	17,034
Corporate bonds	50,255	50,317	21,176	21,136	25,711	26,223
Total debt securities	97,512	96,333	27,970	27,888	66,249	67,236

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	184,127	180,136	138,186	135,959	139,637	139,213
U.S. government guaranteed mortgage-backed securities	17,753	17,350	11,030	10,903	1,591	1,586
Total mortgage-backed securities	201,880	197,486	149,216	146,862	141,228	140,799

Marketable equity securities:
Mutual funds	6,586	6,296	6,438	6,247	6,296	6,176
Common and preferred stock	—	—	1,309	1,593	1,309	1,539
Total marketable equity securities	6,586	6,296	7,747	7,840	7,605	7,715

Total available-for-sale securities	$305,978	$300,115	$184,933	$182,590	$215,082	$215,750

Held-to-maturity:
Debt Securities:
Government-sponsored enterprise obligations	$—	$—	$30,146	$29,928	$43,477	$42,882
State and municipal bonds	—	—	6,845	6,811	7,285	7,250
Corporate bonds	—	—	23,969	23,717	24,751	24,579
Total debt securities	—	—	60,960	60,456	75,513	74,711

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	—	—	148,085	147,889	164,001	164,932
U.S. government guaranteed mortgage-backed securities	—	—	29,174	29,274	38,566	37,993
Total mortgage-backed securities	—	—	177,259	177,163	202,567	202,925

Total held-to-maturity securities	$—	$—	$238,219	$237,619	$278,080	$277,636

Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available-for-sale or held-to-maturity at the dates indicated.

	At December 31,
	2016			2015			2014
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total	Value	Cost	Total	Value	Cost	Total	Value
	(In thousands)
Available-for-sale:
Government-sponsored residential mortgage-backed	$184,127	91.21%	$180,136	$138,186	42.32%	$135,959	$139,637	40.62%	$139,213
U.S. government guaranteed residential mortgage-backed	17,753	8.79	17,350	11,030	3.38	10,903	1,591	0.46	1,586
Total available for sale	201,880	100.00	197,486	149,216	45.70	146,862	141,228	41.08	140,799

Held-to-maturity:
Government-sponsored residential mortgage-backed	—	—	—	148,085	45.36	147,889	164,001	47.70	164,932
U.S. government guaranteed residential mortgage-backed	—	—	—	29,174	8.94	29,274	38,566	11.22	37,993

Total held-to-maturity	—	—	—	177,259	54.30	177,163	202,567	58.92	202,925

Total	$201,880	100.00%	$197,486	$326,475	100.00%	$324,025	$343,795	100.00%	$343,724

Securities Portfolio Maturities. The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt securities available-for-sale:
Government-sponsored enterprise obligations	$17,990	0.38%	$1,500	1.44%	$18,500	2.23%	$5,150	3.00%	$43,140	$42,008	1.52%
State and municipal bonds	280	3.75	725	3.76	1,510	3.86	1,602	2.91	4,117	4,008	3.46
Corporate bonds	—	—	24,505	2.72	25,750	3.08	—	—	50,255	50,317	2.91
Total debt securities available-for-sale	18,270	0.43	26,730	2.68	45,760	2.76	6,752	2.98	97,512	96,333	2.32

Mortgage-backed securities available for sale:
Government-sponsored residential mortgage-backed	—	—	21,877	1.00	17,415	1.00	144,835	2.40	184,127	180,136	2.36
U.S. government guaranteed residential mortgage-backed	—	—	—	—	—	—	17,753	2.27	17,753	17,350	2.27

Total mortgage-backed securities available-for-sale	—	—	21,877	1.00	17,415	1.00	162,588	2.38	201,880	197,486	2.35

Total available-for-sale	$18,270	0.43%	$48,607	1.92%	$63,175	2.28%	$169,340	2.41%	$299,392	$293,819	2.34%

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

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, noninterest-bearing demand accounts, money market accounts and time deposits. We have expanded the types of deposit products that we offer to include online and mobile banking services, tiered money market accounts and customer repurchase agreements to complement our increased emphasis on attracting commercial banking relationships.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our offices. We rely primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, and interest-bearing and noninterest-bearing demand accounts) represented 62.3% of total deposits on December 31, 2016 and 56.1% on December 31, 2015. At December 31, 2016 and December 31, 2015, time deposits with remaining terms to maturity of less than one year amounted to $321.1 million and $240.7 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2016, 2015 and 2014.

Deposit Distribution and Weighted Average Rates. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2016			2015			2014
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$303,993	20.03%	—%	$157,844	17.54%	—%	$136,186	16.33%	—%
Interest-bearing checking accounts	82,406	5.43	0.46	28,913	3.21	0.30	37,983	4.55	0.24
Regular accounts	121,262	7.99	0.11	75,225	8.35	0.11	74,970	8.99	0.10
Money market accounts	437,467	28.82	0.40	242,647	26.95	0.34	227,330	27.25	0.37
Total non-certificated accounts	945,128	62.26	0.24	504,629	56.05	0.20	476,469	57.12	0.21

Time certificates of deposit:
Due within the year	321,078	21.15	1.13	240,662	26.73	1.02	198,972	23.85	1.02
Over 1 year through 3 years	199,309	13.13	1.42	92,650	10.29	1.27	110,214	13.21	1.27
Over 3 years	52,556	3.46	1.64	62,422	6.93	1.81	48,563	5.82	1.72
Total certificated accounts	572,943	37.74	1.28	395,734	43.95	1.20	357,749	42.88	1.19

Total	$1,518,071	100.00%	0.63%	$900,363	100.00%	0.64%	$834,218	100.00%	0.63%

Certificate of Deposit Maturities. At December 31, 2016, we had $133.8 million in time certificates of deposit with balances of $250,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$12,907	0.97%
Over 3 months through 6 months	28,986	1.11
Over 6 months through 12 months	43,853	1.33
Over 12 months	48,032	1.58
Total	$133,778	1.34%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our time certificates of deposit at the dates indicated.

	At December 31, 2016
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

1.00% and under	$72,793	$15,809	$7,315	$3,204	$99,121	17.30%
1.01% to 2.00%	248,285	128,992	45,985	44,341	467,603	81.61
2.01% to 3.00%	—	—	1,208	5,011	6,219	1.09
Total	$321,078	$144,801	$54,508	$52,556	$572,943	100.00%

Short-term borrowings and long-term debt. We also use short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances (including line of credit advances) with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $155.0 million at December 31, 2016 and $93.8 million at December 31, 2015. We had an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2016 and 2015. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2016 and 2015, respectively.

Our repurchase agreements are with commercial customers. These agreements are linked to customers’ checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. At December 31, 2016 and 2015, such repurchase agreement borrowings totaled $17.4 million and $34.7 million, respectively. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) and a $50.0 million line of credit with PNC Bank, respectively, at an interest rate determined and reset by BBN and PNC on a daily basis. At December 31, 2016 and 2015, we had no advances outstanding under these lines. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2016, we had $124.8 million in long-term debt with the FHLBB and $0.0 million in long-term customer repurchase agreements. This compares to $147.4 million in FHLBB advances and $5.9 million in long-term customer repurchase agreements at December 31, 2015. During 2016, we prepaid FHLBB borrowings in the amount of $42.5 million with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000.

Financial Services – In conjunction with our acquisition of Chicopee in October 2016, we retained a partnership with a third party registered broker dealer, Linsco/Private Ledger (“LPL”), while discontinuing our strategic alliance with our current service provider, Charter Oak, a division of MassMutual. Through LPL, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by LPL from sales to customers. For the year ended December 31, 2016, we received fees, net of expenses, of $47,000. For the years ended December 31, 2016, 2015 and 2014, we received fees of $78,000, $110,000 and $55,000, respectively, through our relationship with Charter Oak.

Supervision and Regulation

Western New England Bancorp and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to savings and loan holding companies and their insured depository institution subsidiaries is intended to protect depositors, the federal deposit insurance fund (the “DIF”), consumers and the U.S. banking system. This system is not designed to protect investors in savings and loan holding companies, such as Western New England Bancorp.

Set forth below is a summary of the significant laws and regulations applicable to Western New England Bancorp and its subsidiaries. The summary description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to Western New England Bancorp and its subsidiaries could have a material effect on the results of the Company.

Overview. Western New England Bancorp is a separate and distinct legal entity from the Bank. Western New England Bancorp is a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”), as amended, and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over Western New England Bancorp and its non-savings association subsidiaries. Western New England Bancorp is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol, “WNEB,” and is subject to the NASDAQ stock market rules.

The Bank is organized as a federal savings association under the HOLA. The Bank is subject to the supervision of, and to regular examination by, the OCC as its chartering authority and primary federal regulator. To a limited extent, the Bank is also subject to the supervision and regulation of the Federal Deposit Insurance Corporation (the “FDIC”) as its deposit insurer. Financial products and services offered by Western New England Bancorp and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”). Western New England Bancorp and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Bank is a member of the FHLBB, and is subject to the rules and requirements of the FHLBB. The subsidiaries of Western New England Bancorp and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

Set forth below is a description of the significant elements of the laws and regulations applicable to Western New England Bancorp and its subsidiaries. Statutes, regulations and policies are subject to ongoing review by Congress, state legislatures and federal and state agencies. A change in any statute, regulation or policy applicable to Western New England Bancorp may have a material effect on the results of Western New England Bancorp and its subsidiaries.

Federal Savings and Loan Holding Company Regulation. Western New England Bancorp is a savings and loan holding company as defined by the HOLA. In general, the HOLA restricts the business activities of savings and loan holding companies to those permitted for financial holding companies under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended. Permissible businesses activities includes banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto,” as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

Mergers and Acquisitions. The HOLA, the federal Bank Merger Act and other federal and state statutes regulate direct and indirect acquisitions of savings associations. The HOLA requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares of a savings association or its parent holding company and for a company, other than a savings and loan holding company, to acquire 25% or more of any class of voting securities of a savings association or a savings and loan holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of an insured depository institution without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

Under the Bank Merger Act, the prior approval of the OCC is required for a federal savings association to merge with another insured depository institution, where the resulting institution is a federal savings association, or to purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the federal bank regulatory agencies must consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, performance records under the Community Reinvestment Act of 1977 (the “CRA”) (see the section captioned “Community Reinvestment Act of 1977” included elsewhere in this section) and the effectiveness of the subject organizations in combating money laundering. For further information relating to the CRA, see the section titled “Community Reinvestment Act of 1977.”

Source of Strength Doctrine. FRB policy requires savings and loan holding companies to act as a source of financial and managerial strength to their subsidiary savings associations. Section 616 of the Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength to their insured depository institution subsidiaries. As a result, Western New England Bancorp is expected to commit resources to support the Bank, including at times when Western New England Bancorp may not be in a financial position to provide such resources. Any capital loans by a savings and loan holding company to any of its subsidiary savings associations are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary savings associations. In the event of a savings and loan holding company’s bankruptcy, any commitment by the savings and loan holding company to a federal banking agency to maintain the capital of a subsidiary insured depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividends. The principal source of Western New England Bancorp’s liquidity is dividends from the Bank. The OCC imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. The OCC’s prior approval is required if the total of all distributions, including the proposed distribution, declared by a federal savings association in any calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than well capitalized. In addition, section 10(f) of the HOLA requires a subsidiary savings association of a savings and loan holding company, such as the Bank, to file a notice with the Federal Reserve prior to declaring certain types of dividends.

Western New England Bancorp and the Bank are also subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal banking agency is authorized to determine, under certain circumstances relating to the financial condition of a savings and loan holding company or a savings association, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking agencies have indicated that paying dividends that deplete an insured depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Capital Adequacy. In July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act. Pursuant to the Dodd-Frank Act, Western New England Bancorp, as a savings and loan holding company, is subject to the Capital Rules.

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

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including Western New England Bancorp, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to Western New England Bancorp will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

Implementation of the deductions and other adjustments to CET1 that began on January 1, 2015, are phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

Western New England Bancorp is in compliance with the targeted capital ratios under the Capital Rules at December 31, 2016. The Bank is subject to the Capital Rules on the same phase-in schedule as Western New England Bancorp. We believe that Western New England Bancorp and the Bank will remain in compliance with the targeted capital ratios as such requirements are phased in.

Prompt Corrective Action. Pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institutions fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2016, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

Volcker Rule. Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Western New England Bancorp, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements. Compliance with the Volcker Rule is generally required by July 21, 2017. Given the size and the scope of Western New England Bancorp’s activities, it does not believe that the implementation of the Volcker Rule will have a significant effect on its financial statements and it believes it will be compliant by July 2017.

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

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2016, we were in compliance with these limitations on loans to one borrower.

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

The Community Reinvestment Act of 1977. The Bank has a responsibility under the CRA, as implemented by OCC regulations, to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The OCC assesses the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Western New England Bancorp. The Bank’s most recent CRA rating was “Outstanding.”

Consumer Protection and CFPB Supervision. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent federal agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws. As Western New England Bancorp has less than $10 billion in total consolidated assets, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer financial laws and regulations. Under the Dodd-Frank Act state attorneys general are empowered to enforce rules issued by the CFPB.

Western New England Bancorp and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote fair lending. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010.

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

Enforcement. The OCC has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to unsafe or unsound practices, and any violation of laws and regulations.

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

Federal Deposit Insurance. The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category. The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC. The Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account an insured depository institution’s capital level and supervisory rating, commonly known as the “CAMELS” rating. The risk matrix utilizes different risk categories which are distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

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

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. Required percentages of stock ownership are subject to change by the FHLBB, and the Bank was in compliance with this requirement with an investment in FHLBB capital stock at December 31, 2016. If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

The Fair Credit Reporting Act’s (“FCRA”) Red Flags Rule requires financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such an inconsistencies in personal information or changes in account activity.

USA PATRIOT Act. Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Western New England Bancorp and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

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

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.

The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2012 Annual Meeting of Shareholders, Western New England Bancorp’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Western New England Bancorp annually. In light of the results, the Western New England Bancorp Board of Directors determined to hold the vote annually.

Future Legislative and Regulatory Initiatives. Various legislative and regulatory initiatives are introduced by Congress, state legislatures and different financial regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies, savings and loan holding companies and/or depository institutions. Proposed legislation and regulatory initiatives could change banking statutes and the operating environment of Western New England Bancorp in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Western New England Bancorp cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Western New England Bancorp. Other legislation may be introduced in Congress, which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the financial regulatory framework. It is not possible to predict whether any such proposals will be enacted into law or, if enacted, the effect which they may have on our business and earnings.

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

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted. As of December 31, 2016, the fair value of our securities portfolio was approximately $300.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment (“OTTI”) in future periods and result in realized losses.

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

Changes in the local economy may affect our future growth possibilities. Our current market area is principally located in Hampden and Hampshire Counties, Massachusetts and Hartford and Tolland Counties in northern Connecticut. Our local economy may affect our future growth possibilities. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

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

We may be subject to more stringent capital requirements. The Bank and Western New England Bancorp are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Bank and Western New England Bancorp must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and the OCC, we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the revised capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2016, we had $13.7 million of goodwill and $4.4 million of core deposit intangible on our balance sheet. We will evaluate goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the year ended December 31, 2016. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the reduction of the net deferred tax asset and a corresponding charge against earnings. The net deferred tax asset reported on the Company’s balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, the Company’s net deferred tax asset was computed using the federal statutory rate of 34%. The President of the United States and members of congress have announced plans to lower the federal corporate income tax rate from its current level of 34% and to eliminate the corporate alternative minimum tax.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, the Company’s net deferred tax asset would be re-measured. This would result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct our business through our twenty-one banking offices, twenty-two off-site ATMs and twenty-two seasonal/travelling ATMs. The following table sets forth certain information regarding our properties as of December 31, 2016. As of this date, the properties and leasehold improvements owned by us had an aggregate net book value of $20.9 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St.	Owned	1964	N/A
Westfield, MA

Loan Center:
9-13 Chapel St.	Leased	2015	2020
Westfield, MA

Training and Conference Center:
136 Elm St.	Leased	2011	2018
Westfield, MA

Commercial Lending & Middle Market:
1500 Main St.	Leased	2014	2019
Springfield, MA

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street	Owned	2009/1998	N/A
Chicopee, MA

Branch Offices:
206 Park St.	Owned	1957	N/A
West Springfield, MA

655 Main St.	Owned	1968	N/A
Agawam, MA

26 Arnold St.	Owned	1976	N/A
Westfield, MA

300 Southampton Rd.	Owned	1987	N/A
Westfield, MA

462 College Highway	Owned	1990	N/A
Southwick, MA

382 North Main St.	Leased	1997	2022
E. Longmeadow, MA

1500 Main St.	Leased	2006	2018
Springfield, MA

1642 Northampton St.	Owned	2001	N/A
Holyoke, MA

560 East Main St.	Owned	2007	N/A
Westfield, MA

237 South Westfield St.	Leased	2009	2038
Feeding Hill, MA

10 Hartford Avenue	Leased	2013	2018
Granby, CT

47 Palomba Drive	Leased	2014	2024
Enfield, CT

39 Morgan Road	Owned	2005	N/A
West Springfield, MA

70 Center Street	Owned	1973	N/A
Chicopee, MA

569 East Street	Owned	1976	N/A
Chicopee, MA

599 Memorial Drive	Leased	1977	2027
Chicopee, MA

435 Burnett Road	Owned	1990	N/A
Chicopee, MA

477A Center Street	Leased	2002	2022
Ludlow, MA

350 Palmer Road	Leased	2009	2027
Ware, MA

32 Willamansett Street	Leased	2008	2027 (1)
South Hadley, MA

(1) This lease is for the land only, the building is owned by Westfield Bank.

ATMs:
516 Carew Street	Tenant at will	2002	N/A
Springfield, MA

1000 State Street	Tenant at will	2003	N/A
Springfield, MA

788 Memorial Avenue	Leased	2006	2020
West Springfield, MA

2620 Westfield Street	Leased	2006	2020
West Springfield, MA

98 Southwick Road	Leased	2006	2026
Westfield, MA

115 West Silver Street	Tenant at will	2005	N/A
Westfield, MA

1342 Liberty Street	Owned	2001	N/A
Springfield, MA

98 Lower Westfield Road	Leased	2010	2020
Holyoke, MA

Westfield State University
577 Western Avenue

Westfield, MA
Woodward Center	Leased	2010	2020
Wilson Hall	Leased	2010	2020
Ely Hall	Leased	2010	2020

214 College Highway	Leased	2010	2020
Southwick, MA

705 Memorial Drive	Leased	2013	At will
Chicopee, MA

291 Springfield Street	Owned	2015	N/A
Chicopee, MA

Big E ATM
1305 Memorial Avenue
West Springfield, MA
Better Living Center	Owned	2011	N/A
Better Living Center	Owned	2011	N/A
Better Living Center (Door 6)	Owned	2011	N/A
Big E Coliseum	Owned	2015	N/A
Big E Young Building	Owned	2011	N/A
Big E Mallory Complex	Owned	2011	N/A

627 Randall Road	Owned	2015	N/A
Ludlow, MA

701 Center Street	Owned	2015	N/A
Chicopee, MA

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is currently listed on The NASDAQ Stock Market under the symbol “WNEB.” Prior to August 21, 2007, we were listed on the American Stock Exchange. At December 31, 2016, there were 30,380,211 shares of common stock issued and outstanding, and there were approximately 2,296 shareholders of record.

The table below shows the high and low sales prices during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2016	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2016	9.75	7.45	0.03
Third Quarter ended September 30, 2016	7.97	7.41	0.03
Second Quarter ended June 30, 2016	8.50	7.35	0.03
First Quarter ended March 31, 2016	8.85	7.57	0.03

	Price Per Share		Cash Dividends Declared
2015	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2015	8.49	7.30	0.03
Third Quarter ended September 30, 2015	7.82	7.06	0.03
Second Quarter ended June 30, 2015	8.02	7.12	0.03
First Quarter ended March 31, 2015	7.74	7.05	0.03

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

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by the Bank, and borrowings. The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels or would impair the liquidation account to be established for the benefit of the Bank’s eligible account holders and supplemental eligible account holders at the time of the reorganization and stock offering.

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2016	—		—	—	484,668	(1)
November 1 - 30, 2016	—		—	—	484,668
December 1 - 31, 2016	201,296	(2)	9.11	198,816	285,852
Total	201,296		9.11	198,816	285,852

(1)	On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of December 31, 2016, there were 285,852 shares remaining to be purchased under the repurchase program.

(2)	Number includes repurchase of 2,480 shares related to tax obligations for shares of restricted stock that vested on December 31, 2016 under our 2007 Recognition and Retention Plan. These repurchases were reported by each reporting person on January 6, 2017.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2011 to December 31, 2016, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the NASDAQ Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., The Russell 2000 Index and the

NASDAQ Bank Index

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Western New England Bancorp, Inc.	100.00	104.23	111.89	113.34	131.78	148.97
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2016(1)	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,076,018	$1,339,930	$1,320,096	$1,276,841	$1,301,462
Loans, net (2)	1,556,416	809,373	716,738	629,968	587,124
Securities available-for-sale	300,115	182,590	215,750	243,204	621,507
Securities held to maturity (3)(4)	—	238,219	278,080	295,013	—
Deposits	1,518,071	900,363	834,218	817,112	753,413
Short-term borrowings	172,351	128,407	93,997	48,197	69,934
Long-term debt	124,836	153,358	232,479	248,377	278,861
Total shareholders’ equity	238,396	139,466	142,543	154,144	189,187
Allowance for loan losses	10,068	8,840	7,948	7,459	7,794
Nonperforming loans	14,057	8,080	8,830	2,586	3,009

	For the Years Ended December 31,
	2016(1)	2015	2014	2013	2012
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$48,598	$42,476	$40,991	$41,031	$43,104
Interest expense	11,285	10,794	9,923	10,290	12,663
Net interest and dividend income	37,313	31,682	31,068	30,741	30,441
Provision for loan losses	575	1,275	1,575	(256)	698
Net interest and dividend income after provision for loan losses	36,738	30,407	29,493	30,997	29,743
Total noninterest income	5,971	4,865	4,460	4,272	5,990
Total noninterest expense	35,306	27,433	25,909	26,642	27,223
Income before income taxes	7,403	7,839	8,044	8,627	8,510
Income taxes	2,569	2,124	1,882	1,871	2,256
Net income	$4,834	$5,715	$6,162	$6,756	$6,254

Basic earnings per share	$0.25	$0.33	$0.34	$0.34	$0.26
Diluted earnings per share	$0.24	$0.33	$0.34	$0.34	$0.26

Dividends per share paid	$0.12	$0.12	$0.21	$0.29	$0.44

(1)	Reflects the acquisition of Chicopee during 2016.
(2)	Loans are shown net of deferred loan fees and costs, unearned premiums, allowance for loan losses and unadvanced loan funds.
(3)	During 2013, securities with an amortized cost of $304.9 million were reclassified from available-for-sale to held-to-maturity.
(4)	During 2016, securities with an amortized cost of $136.8 million were reclassified from held-to-maturity to available-for-sale.

	At or for the Years Ended December 31,
	2016(1)	2015	2014	2013	2012

Selected Financial Ratios and Other Data (2)
Performance Ratios:
Return on average assets	0.32%	0.42%	0.48%	0.53%	0.48%
Return on average equity	2.95	4.10	4.18	4.04	2.97
Average equity to average assets	11.02	10.35	11.42	13.02	16.17
Equity to total assets at end of year	11.48	10.41	10.80	12.07	14.54
Interest rate spread	2.49	2.35	2.42	2.39	2.24
Net interest margin (3)	2.70	2.53	2.60	2.58	2.53
Average interest-earning assets to average interest-earning liabilities	125.21	121.47	121.90	122.92	126.80
Total noninterest expense to average assets	2.37	2.04	2.01	2.07	2.09
Efficiency ratio (4)	67.40	75.49	73.59	76.79	78.81
Dividend payout ratio	0.50	0.36	0.62	0.85	1.69
Regulatory Capital Ratios:
Total risk-based capital	15.10	17.20	18.68	21.17	25.41
Tier 1 risk-based capital	14.47	16.23	17.73	20.21	24.33
Common equity tier 1 capital	14.47	16.23	—	—	—
Tier 1 leverage capital	12.19	11.16	11.30	12.28	13.91
Asset Quality Ratios:
Nonperforming loans to total loans	0.90	0.99	1.22	0.41	0.51
Nonperforming assets to total assets	0.69	0.60	0.67	0.20	0.31
Allowance for loan losses to total loans	0.64	1.09	1.10	1.17	1.31
Allowance for loan losses to nonperforming assets	0.70	1.09	0.90	2.88	1.96
Number of:
Banking offices	21	13	13	12	11
Full-time equivalent employees	273	189	183	191	199

(1)  Reflects the acquisition of Chicopee during 2016.

(2)  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(3)  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

(4)  The efficiency ratio represents the ratio of operating expenses excluding merger related charges divided by the sum of net interest and dividend income and noninterest income, excluding gain and loss on sale of securities, income on bank-owned life insurance death benefit and loss on prepayment of borrowings.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending while decreasing our securities portfolio. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolio by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area;

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships; and

●	grow through acquisitions. We may pursue expansion opportunities in our existing market areas or adjacent areas in strategic locations that maximize growth opportunities or with companies that add complementary products to our existing business and we will look to be opportunistic to expand through the acquisition of banks or other financial service companies.

You should read the following financial results for the year ended December 31, 2016 in the context of this strategy.

●	Net income was $4.8 million, or $0.24 per diluted share, for the year ended December 31, 2016, compared to $5.7 million, or $0.33 per diluted share, for the same period in 2015. The results for the year ended December 31, 2016 showed increases in net interest and dividend income and noninterest income, however, these were partially offset by an increase in noninterest expense primarily due to $4.1 million in merger expenses related to the acquisition of Chicopee.

●	We had provision for loan loss expense of $575,000 for the year ended December 31, 2016, compared to $1.3 million for the year ended December 31, 2015. The allowance was $10.1 million for December 31, 2016 and $8.8 million for December 31, 2015, or 0.64% and 1.09% of total loans, respectively. The 2016 allowance as a percentage of loans was impacted by the addition of $640.9 million in loans acquired from Chicopee that were recorded at fair value on October 21, 2016 and required no further allowance subsequent to the acquisition.

●	Net interest and dividend income increased $5.6 million to $37.3 million for the year ended December 31, 2016, compared to $31.7 million for the year ended December 31, 2015 primarily due to a $6.1 million increase in interest income resulting from a $247.1 million increase in the average balance of loans from the comparable 2015 period resulting from the acquisition of Chicopee on October 21, 2016. Noninterest income increased $1.1 million to $6.0 million for the year ended December 31, 2016, compared to $4.9 million for the same period in 2015 primarily driven by an increase in service charges and fee income.

●	Noninterest expense increased $7.9 million to $35.3 million at December 31, 2016, compared to $27.4 million at December 31, 2015. The increase in noninterest expense for the year ended December 31, 2016 was primarily due to $4.1 million in merger expenses related to the acquisition of Chicopee as well as increases in cost for the integration and operation of the Chicopee branch network, which management expects to have cost savings associated with this integration to be fully-phased in during the first half of 2017.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2016, 2015 and 2014 and reflects the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

				For the Years Ended December 31,
	2016			2015			2014
	Average		Avg Yield/	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,013,611	$40,422	3.99%	$766,548	$30,646	4.00%	$683,064	$27,989	4.10%
Securities(2)	326,011	7,811	2.40	472,616	11,832	2.50	504,532	13,299	2.64
Other investments - at cost	15,207	550	3.62	16,509	396	2.40	16,597	246	1.48
Short-term investments(3)	40,552	115	0.28	12,067	18	0.15	13,749	13	0.09
Total interest-earning assets	1,395,381	48,898	3.50	1,267,740	42,892	3.38	1,217,942	41,547	3.41
Total noninterest-earning assets	93,611			78,938			73,334

Total assets	$1,488,992			$1,346,678			$1,291,276

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking	$42,387	147	0.35	$34,351	79	0.23	$40,412	99	0.24
Savings accounts	85,204	94	0.11	75,691	79	0.10	79,086	80	0.10
Money market accounts	299,730	1,201	0.40	237,782	830	0.35	221,391	846	0.38
Time certificates of deposit	426,213	5,139	1.21	390,155	4,583	1.17	343,190	4,152	1.21
Total interest-bearing deposits	853,534	6,581		737,979	5,571		684,079	5,177
Short-term borrowings and long-term debt	260,890	4,704	1.80	305,646	5,223	1.71	315,089	4,746	1.51
Interest-bearing liabilities	1,114,424	11,285	1.01	1,043,625	10,794	1.03	999,168	9,923	0.99
Noninterest-bearing deposits	193,953			145,519			132,923
Other noninterest-bearing liabilities	16,544			18,098			11,692
Total noninterest-bearing liabilities	210,497			163,617			144,615

Total liabilities	1,324,921			1,207,242			1,143,783
Total equity	164,072			139,436			147,493
Total liabilities and equity	$1,488,993			$1,346,678			$1,291,276
Less: Tax-equivalent adjustment(2)		(300)			(416)			(556)
Net interest and dividend income		$37,313			$31,682			$31,068
Net interest rate spread(4)			2.49%			2.35%			2.42%
Net interest margin(5)			2.70%			2.53%			2.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.21			121.47			121.90

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.
(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015			Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$9,877	$(101)	$9,776	$3,421	$(764)	$2,657
Investment securities (1)	(3,670)	(351)	(4,021)	(841)	(626)	(1,467)
Other investments - at cost	(31)	185	154	(1)	151	150
Short-term investments	42	55	97	(2)	7	5
Total interest-earning assets	6,218	(212)	6,006	2,577	(1,232)	1,345

Interest-bearing liabilities
Interest-bearing accounts	18	50	68	(15)	(5)	(20)
Savings accounts	10	5	15	(3)	2	(1)
Money market accounts	216	155	371	63	(79)	(16)
Time deposits	424	132	556	568	(137)	431
Short-term borrowing and long-term debt	(765)	246	(519)	(142)	619	477
Total interest-bearing liabilities	(97)	588	491	471	400	871
Change in net interest and dividend income	$6,315	$(800)	$5,515	$2,106	$(1,632)	$474

(1) Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the statements of income.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total assets increased $736.1 million to $2.1 billion at December 31, 2016 due to the acquisition of Chicopee on October 21, 2016. Net loans increased by $747.0 million to $1.6 billion at December 31, 2016 from $809.4 million at December 31, 2015, primarily due to net loans of $640.9 million acquired from Chicopee at December 31, 2016. The increase in loans was partially offset by a $119.7 million decrease in the securities portfolio to $316.2 million at December 31, 2016. The decrease in securities from December 2015 was primarily due to the sales of securities to fund loan growth.

Net loans increased by $747.0 million to $1.6 billion at December 31, 2016 from $809.4 million at December 31, 2015. The increase in net loans was primarily the result of increases in commercial real estate loans, residential real estate loans and commercial and industrial loans. Commercial real estate loans increased $417.7 million to $720.7 million at December 31, 2016 from $303.0 million at December 31, 2015. Non-owner occupied commercial real estate loans totaled $374.7 million at December 31, 2016 and $189.2 million at December 31, 2015, while owner occupied commercial real estate loans totaled $346.0 million at December 31, 2016 and $113.8 million at December 31, 2015.

Residential real estate and home equity loans increased $272.6 million to $614.2 million at December 31, 2016 from $341.6 million at December 31, 2015. We purchased $108.4 million in residential loans from New England-based banks as a means of supplementing our loan growth.

Commercial and industrial loans increased $54.0 million to $222.3 million at December 31, 2015 from $168.3 million at December 31, 2015. The growth in commercial and industrial loans was the result of new loans acquired from Chicopee as well as originations and customers increasing balances on their lines of credit, which were both partially offset by normal loan payments and payoffs.

Securities decreased $119.7 million to $316.2 million at December 31, 2016 from $435.9 million at December 31, 2015. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $197.5 million at December 31, 2016 and $324.1 million at December 31, 2015, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association. There were no privately issued mortgage-backed securities in the portfolio at December 31, 2016 and 2015.

Debt securities issued by government-sponsored enterprises were $42.0 million at December 31, 2016 and $34.1 million at December 31, 2015. Securities issued by government-sponsored enterprises include bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Corporate bonds totaled $50.3 million and $45.1 million at December 31, 2016 and 2015, respectively. The securities portfolio includes investment-grade corporate bonds which help to diversify our securities portfolio while also increasing the average yield on the portfolio. We also invest in municipal bonds primarily issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured. Municipal bonds were $4.0 million at December 31, 2016 and $9.6 million at December 31, 2015. In addition, we have investments in FHLBB stock, common stock and mutual funds that invest only in securities allowed by the OCC. During the first quarter of 2016, the Company transferred its held-to-maturity portfolio of $232.8 million to available-for-sale, and subsequently sold $136.8 million in securities available-for-sale. As a result of this transfer, the Company has tainted their held-to-maturity portfolio and is prohibited from classifying future purchases as held-to-maturity.

Total deposits increased $617.7 million to $1.5 billion at December 31, 2016, compared to $900.4 million at December 31, 2015. Checking accounts increased $199.6 million to $386.4 million at December 31, 2016 from $186.8 million at December 31, 2015. Money market accounts increased $194.8 million to $437.5 million at December 31, 2016 from $242.6 million at December 31, 2015. Time deposits increased $177.2 million to $572.9 million at December 31, 2016 from $395.7 million at December 31, 2015. Regular savings accounts increased $46.1 million to $121.2 million at December 31, 2016 from $75.2 million at December 31, 2015. The increases were primarily driven by the acquisition of $545.7 million in deposits from Chicopee recorded at fair value as of the date of merger.

Short-term borrowings increased $44.0 million to $172.4 million at December 31, 2016 from $128.4 million at December 31, 2015. Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings from the FHLBB were $155.0 million and $93.8 million at December 31, 2016 and 2015, respectively. Customer repurchase agreements decreased $17.3 million to $17.4 million at December 31, 2016 from $34.7 million at December 31, 2015. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

Long-term debt consists of FHLBB advances and customer repurchase agreements with an original maturity of one year or more. At December 31, 2016, we had $124.8 million in long-term debt with the FHLBB and no customer repurchase agreements. This compares to $147.4 million in FHLBB advances and $5.9 million in customer repurchase agreements at December 31, 2015. During 2016, we prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000. Offsetting these prepayments were $63.3 million in FHLBB advances acquired from Chicopee.

At December 31, 2016 and 2015, we had forward starting interest rate swap contracts with a combined notional value of $75.0 million and $107.5 million, respectively. The swap contracts had start dates through the third quarter 2016 and have durations ranging from four to six years. This hedge strategy converts the variable rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. On a stand-alone basis, the interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”). During the first quarter of 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees will be amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

Shareholders’ equity was $238.4 million and $139.5 million, which represented 11.5% and 10.4% of total assets at December 31, 2016 and December 31, 2015, respectively. The increase in shareholders’ equity during the year ended December 31, 2016 reflects the acquisition of Chicopee totaling $97.0 million, net of the retirement of reciprocal stock ownership and Chicopee’s ESOP, the exercise of 331,628 options for $2.0 million, and net income of $4.8 million. These increases were offset by $1.7 million in other comprehensive loss, a decrease of $1.8 million for the repurchase of 201,296 shares of common stock at an average cost of $9.11, and the payment of regular dividends of $2.4 million for the year ended December 31, 2016.

Comparison of Operating Results for Years Ended December 31, 2016 and 2015

General. Net income for the year ended December 31, 2016 was $4.8 million, or $0.24 per diluted share, compared to $5.7 million, or $0.33 per diluted share, for the same period in 2015. Contributing to the lower net income for the year ended December 31, 2016 were $4.1 million in pretax costs associated with the Chicopee acquisition.

Interest and Dividend Income. Total interest and dividend income increased $6.1 million to $48.6 million for the year ended December 31, 2016 compared to $42.5 million for the same period in 2015.

The increase in interest and dividend income was primarily the result of an increase in the average interest-earning balance of our loan portfolio resulting from the acquisition of loans from Chicopee on October 21, 2016 as well as executing on our strategy to improve the balance sheet mix by decreasing securities while increasing loan growth. At December 31, 2016, the average balance of loans increased $247.1 million to $1.0 billion, while the average balance of securities decreased $146.6 million to $326.0 million. The balance of interest-earning assets increased $127.6 million to $1.4 billion for the year ended December 31, 2016, compared to $1.3 billion for the same period in 2015. The average yield on interest-earning assets, on a tax-equivalent basis, increased 12 basis points to 3.50% for the year ended December 31, 2016 from 3.38% for the same period in 2015.

Interest income on loans increased $9.7 million to $40.2 million for the year ended December 31, 2016 from $30.5 million for the year ended December 31, 2015. The tax-equivalent yield on loans decreased 1 basis point from 4.00% for the year 2015 to 3.99% for the same period in 2016. The increase in interest income on loans for the year ended December 31, 2016 was due to the average balance of loans increasing $247.1 million primarily resulting from the acquisition of Chicopee.

Interest income on securities decreased $3.8 million to $7.7 million for the year ended December 31, 2016 from $11.5 million for the year ended December 31, 2015. The tax-equivalent yield on securities decreased 10 basis points from 2.50% for the year 2015 to 2.40% for the same period in 2016. The decrease in interest income and tax-equivalent yield on securities for the year ended December 31, 2016 was primarily due to the average balance of securities decreasing $146.6 million in executing our strategy to improve the balance sheet mix by reinvesting cash flows from securities sales and pay downs into loans.

Interest Expense. Interest expense for the year ended December 31, 2016 increased $491,000 to $11.3 million from $10.8 million for the comparable 2015 period. The average cost of interest-bearing liabilities decreased 2 basis points to 1.01% for the year ended December 31, 2016 from 1.03% in 2015. The change in the cost of interest-bearing liabilities was due to an increase in the average volume of and rate on interest-bearing deposits along with a decrease in the average balance of short-term borrowings and long-term debt which helped offset an increase in the average rate on the same. The average balance of interest-bearing deposits increased $115.5 million to $853.5 million at December 31, 2016 from $738.0 million for the comparable 2015 period. Interest expense on interest-bearing deposits increased $1.0 million to $6.6 million for the year ended December 31, 2016 from $5.6 million for the comparable 2015 period. The average volume of time deposits increased $36.1 million to $426.2 million while the average rate on time deposits increased 4 basis points to 1.21% for the year ended December 31, 2016, from 1.17%, resulting in a $556,000 increase to interest expense. In addition, the average balance of short-term borrowings and long-term debt decreased $44.8 million to $260.9 million for the year ended December 31, 2016. Management prepaid $42.5 million in FHLBB borrowings with a rate of 2.29% during the first quarter 2016. While the average cost of short-term borrowings and long-term debt increased 9 basis points to 1.80% for the year ended December 31, 2016 from 1.71% for the year ended December 31, 2015, primarily due to the conversion of variable rates of interest on certain FHLBB advances to fixed interest rates in conjunction with our interest rate swaps, the decrease in volume helped to reduce interest expense on short-term borrowings and long-term debt $519,000 to $4.7 million for the year ended December 31, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $5.6 million to $37.3 million for the year ended December 31, 2016 as compared to $31.7 million for same period in 2015. The net interest margin, on a tax-equivalent basis, was 2.70% and 2.53% for the years ended December 31, 2016 and 2015, respectively. The increase in net interest income was primarily driven by an increase in the volume of our average interest-earnings assets, which was partially offset by an increase in the average volume of and cost of interest-bearing liabilities.

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

The amount that we provided for loan losses during the year ended December 31, 2016 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in the balances of commercial real estate loans, residential real estate loans, commercial and industrial loans offset by net recoveries for the year ended December 31, 2016. After evaluating these factors, we recorded a provision for loan losses of $575,000 for the year ended December 31, 2016, compared to $1.3 million for the same period in 2015. The allowance was $10.1 million at December 31, 2016 and $8.8 million at December 31, 2015, respectively. The allowance for loan losses as a percentage of total loans was 0.64% and 1.08% at December 31, 2016 and 2015, respectively. The 2016 allowance does not include the $640.9 million in loans acquired from Chicopee that were recorded at fair value on October 21, 2016 and required no further allowance subsequent to the acquisition.

Apart from the Chicopee acquisition, there was organic growth across our loan categories. Commercial real estate loans increased $27.6 million to $330.6 million at December 31, 2016 from $303.0 million at December 31, 2015. Residential real estate and home equity loans increased $63.0 million to $361.1 million at December 31, 2016. Commercial and industrial loans increased $10.5 million to $178.8 million. We consider residential real estate loans to contain less credit risk and market risk than commercial and industrial loans and commercial real estate.

Net recoveries were $653,000 for the year ended December 31, 2016. This comprised recoveries of $1.1 million primarily on one commercial real estate loan previously charged-off in 2010, offset by charge-offs of $486,000. Net charge-offs were $383,000 for the year ended December 31, 2015. This comprised charge-offs of $476,000 for the year ended December 31, 2015, offset by recoveries of $93,000.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Noninterest Income. Noninterest income increased $1.1 million to $6.0 million for the year ended December 31, 2016 compared to $4.9 million for the same period in 2015.

The primary reason for the increase in noninterest income was due to an increase in service charges and fees, which increased $1.1 million to $4.2 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015. Fees collected from insufficient funds, overdraft and card-based transactions increased $733,000 for the year ended December 31, 2016, primarily due to the acquisition of Chicopee.

Net gains on the sales of securities were $1.1 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively. The net gains for the years ended December 31, 2016 and 2015 were primarily the result of management selling securities to fund loan growth and decrease the expected duration of the portfolio. For the years ended December 31, 2016 and 2015, we also prepaid FHLBB advances and a repurchase agreement and incurred prepayment expenses of $915,000 and $1.3 million, respectively. These FHLBB advances were in the amount of $42.5 million with a weighted average rate of 2.29% in 2016 and $29.0 million with a weighted average rate of 2.87% in 2015. The repurchase agreement prepaid in 2015 was in the amount of $10.0 million with a rate of 2.65%.

Noninterest Expense. Noninterest expense increased $7.9 million to $35.3 million for the year ended December 31, 2016, from $27.4 million for the same period in 2015. The increase in noninterest expense for the year ended December 31, 2016 was primarily due to $4.1 million in merger expenses related to the acquisition of Chicopee as well as increases in cost for the integration and operation of the Chicopee branch network, which management expects the cost savings associated with these to be fully-phased in during the first half of 2017. Salaries and benefits increased $2.2 million for the year ended December 31, 2016, mainly the result of the additional cost of staff expenses retained to assist through the core system conversion in December of 2016.

Income Taxes. The provision for income taxes was $2.6 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively. The effective tax rate was 34.7% for the year ended December 31, 2016 and 27.1% for the same period in 2015. The effective tax rate for 2016 was impacted by nondeductible merger expenses associated with the Chicopee merger, which resulted in an increase of 8.3% in the effective rate for the year ended December 31, 2016.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Outstanding borrowings from the FHLBB were $279.8 million at December 31, 2016, and $241.2 million at December 31, 2015. At December 31, 2015, we had $13.6 million in available borrowing capacity with the FHLBB. We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans. In addition, we have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. At December 31, 2016 and 2015, we did not have an outstanding balance under this line. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are also obligated under agreements with the FHLBB to repay borrowed funds and are obligated under leases for certain of our branches and equipment. A summary of lease obligations, borrowings and credit commitments at December 31, 2016 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations(1)	$1,162	$2,113	$1,794	$8,727	$13,796

Borrowings and Debt
Federal Home Loan Bank	170,298	82,077	21,821	5,640	279,836
Securities sold under agreements to repurchase	17,351	—	—	—	17,351
Total borrowings and debt	187,649	82,077	21,821	5,640	297,187

Credit Commitments
Available lines of credit	160,471	8	237	56,477	217,193
Other loan commitments	57,845	17,101	1,067	973	76,986
Letters of credit	6,443	392	—	255	7,090
Total credit commitments	224,759	17,501	1,304	57,705	301,269

Other Obligations
Vendor Contracts	2,712	5,288	5,288	8,373	21,661

Total Obligations	$416,282	$106,979	$30,207	$80,445	$633,913

(1)	Payments are for the lease of real property

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of commercial real estate, commercial and industrial and consumer loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2016, we originated loans of $180.9 million, compared to $147.6 million in 2015. Prior to the acquisition of Chicopee in 2016, we referred our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans were underwritten, originated and serviced by a third-party mortgage company. Subsequent to the acquisition of Chicopee, we began to process and underwrite substantially all of our originations internally through our Loan Center. Residential real estate borrowers submit applications to us and the loan is closed in our name and is booked directly into our portfolio. Purchases of securities totaled $87.2 million for the year ended December 31, 2016 and $143.7 million for the year ended December 31, 2016. At December 31, 2016, we had loan commitments and letters of credit to borrowers of approximately $84.1 million, and available home equity and unadvanced lines of credit of approximately $217.2 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $617.7 million and $66.1 million during the years ended December 31, 2016 and 2015, respectively. Time deposit accounts scheduled to mature within one year were $321.1 million at December 31, 2016. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2016, Western New England Bancorp and the Bank exceeded each of the applicable regulatory capital requirements (See Note 12, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

We do not anticipate any material capital expenditures during calendar year 2017, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

Our primary source of funds has been deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest bearing checking accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

●	maintaining the diversity of our existing loan portfolio through a balanced approach of growing the residential mortgages, primarily by purchasing loans from New England-based banks as a means of supplementing our loan growth, and commercial loans and commercial real estate loan originations, which typically have variable rates and shorter terms than residential mortgages;

●	emphasizing investments with an expected average duration of five years or less; and

●	using interest rate swaps to manage the interest rate position of the balance sheet.

In 2016, cash flows from investment securities were used to fund increases the residential loan portfolio, which generated higher yields than investments in a low rate environment. However management has continued its emphasis on growing commercial loans has which have variable rates and shorter maturities than residential loans. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

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

The table below sets forth as of December 31, 2016 the estimated changes in net interest and dividend income for the following 12 month period resulting from parallel rate movements up 200 basis points and down 100 basis points ramped over one year compared to rates remaining unchanged.

For the Year Ending December 31, 2017
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
200	53,815	-3.36%
0	55,686	0.0%
-100	54,055	-2.93%

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

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-52 of this report.

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

Management Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western New England Bancorp, Inc.

We have audited Western New England Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Western New England Bancorp is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western New England Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2016 consolidated financial statements of Western New England Bancorp and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 15, 2017

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Leo R. Sagan, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Leo R. Sagan, Jr.

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ William J. Wagner	Co-Chairman of the Board
William J. Wagner

/s/ Laura Benoit	Director
Laura Benoit

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Gary G. Fitzgerald	Director
Gary G. Fitzgerald

/s/ William D. Masse	Director
William D. Masse

/s/ Lisa G. McMahon	Director
Lisa G. McMahon

/s/ Gregg F. Orlen	Director
Gregg F. Orlen

/s/ Paul C. Picknelly	Director
Paul C. Picknelly

/s/ Steven G. Richter	Director
Steven G. Richter

Name	Title

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

/s/ Christos A. Tapases	Director
Christos A. Tapases

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the SEC on November 8, 2011).

10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).

10.3*	The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the SEC on April 28, 2006).

10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the SEC on July 13, 2006).

10.5*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).

10.6*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).

10.7*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).

10.8*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).

10.9	Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).

10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).

10.11*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).

10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).

10.13*	Employment Agreement between Gerald P. Ciejka and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).

10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).

10.15*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).

10.16*	Employment Agreement between William J. Wagner and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.17*	Employment Agreement between William J. Wagner and Westfield Bank (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.18*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on May 24, 2002).

10.19*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on April 25, 2003).

10.20*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on May 24, 2002).

10.21*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 25, 2003).

10.22*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on June 18, 2007).

10.23*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 14, 2008).

10.24*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on June 18, 2007).

10.25*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on April 14, 2008).

10.26*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).

10.27*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).

21.1	Subsidiaries of Western New England Bancorp, Inc.

23.1†	Consent of Wolf & Company, P.C.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT oF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Western New England Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Western New England Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western New England Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 15, 2017, expressed an unqualified opinion thereon.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 15, 2017

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
CASH AND DUE FROM BANKS	$23,297	$9,891
FEDERAL FUNDS SOLD	4,388	100
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	42,549	3,712
CASH AND CASH EQUIVALENTS	70,234	13,703

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	300,115	182,590
SECURITIES HELD-TO-MATURITY (Fair value of $237,619 at December 31, 2015)	—	238,219
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	16,124	15,074
LOANS - Net of allowance for loan losses of $10,068 and $8,840 at December 31, 2016 and December 31, 2015, respectively	1,556,416	809,373
PREMISES AND EQUIPMENT, Net	20,885	13,564
ACCRUED INTEREST RECEIVABLE	5,782	3,878
BANK-OWNED LIFE INSURANCE	66,938	50,230
DEFERRED TAX ASSET, Net	16,159	10,881
GOODWILL	13,747	—
CORE DEPOSIT INTANGIBLE	4,438	—
OTHER REAL ESTATE OWNED	298	—
OTHER ASSETS	4,882	2,418
TOTAL ASSETS	$2,076,018	$1,339,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$303,993	$157,844
Interest-bearing	1,214,078	742,519
Total deposits	1,518,071	900,363

SHORT-TERM BORROWINGS	172,351	128,407
LONG-TERM DEBT	124,836	153,358
SECURITIES PENDING SETTLEMENT	455	—
OTHER LIABILITIES	21,909	18,336
TOTAL LIABILITIES	1,837,622	1,200,464

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,380,231 shares issued and outstanding at December 31, 2016; 18,267,747 shares issued and outstanding at December 31, 2015	304	183
Additional paid-in capital	205,996	108,210
Unearned compensation - ESOP	(6,418)	(6,952)
Unearned compensation - Equity Incentive Plan	(536)	(313)
Retained earnings	51,711	49,316
Accumulated other comprehensive loss	(12,661)	(10,978)
Total shareholders’ equity	238,396	139,466
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,076,018	$1,339,930

 See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$32,562	$23,769	$21,953
Commercial and industrial loans	7,431	6,594	5,749
Consumer loans	205	158	141
Debt securities, taxable	7,387	10,777	11,880
Debt securities, tax-exempt	168	602	833
Equity securities	180	162	176
Other investments	550	396	246
Federal funds sold, interest-bearing deposits and other short-term investments	115	18	13
Total interest and dividend income	48,598	42,476	40,991
INTEREST EXPENSE:
Deposits	6,581	5,571	5,177
Long-term debt	2,266	4,133	4,326
Short-term borrowings	2,438	1,090	420
Total interest expense	11,285	10,794	9,923
Net interest and dividend income	37,313	31,682	31,068
PROVISION FOR LOAN LOSSES	575	1,275	1,575
Net interest and dividend income after provision for loan losses	36,738	30,407	29,493

NONINTEREST INCOME (LOSS):
Service charges and fees	4,181	3,132	2,617
Income from bank-owned life insurance	1,558	1,527	1,523
Loss on prepayment of borrowings	(915)	(1,300)	—
Gain on sales of securities, net	1,139	1,506	320
Other income	8	—	—
Total noninterest income	5,971	4,865	4,460
NONINTEREST EXPENSE:
Salaries and employees benefits	17,643	15,410	14,709
Occupancy	3,617	3,239	3,076
Computer operations	2,845	2,361	2,341
Professional fees	2,177	2,178	1,936
FDIC insurance assessment	716	800	713
Merger related expenses	4,051	—	—
Other expenses	4,257	3,445	3,134
Total noninterest expense	35,306	27,433	25,909
INCOME BEFORE INCOME TAXES	7,403	7,839	8,044
INCOME TAX PROVISION	2,569	2,124	1,882
NET INCOME	$4,834	$5,715	$6,162

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.25	$0.33	$0.34
Weighted average shares outstanding	19,707,948	17,497,620	18,183,739
Diluted earnings per share	$0.24	$0.33	$0.34
Weighted average diluted shares outstanding	19,803,744	17,497,620	18,183,739

 See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$4,834	$5,715	$6,162

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (losses) gains	(2,381)	(1,505)	3,398
Reclassification adjustment for net gains realized in income (1)	(1,139)	(1,506)	(320)
Amortization of net unrealized (gain) loss on held-to-maturity securities (2)	26	(527)	(55)
Amortization of net unrealized loss upon transfer of held-to-maturity to available for sale (3)	2,288	—	—
Net unrealized (losses) gains	(1,206)	(3,538)	3,023
Tax effect	413	1,220	(1,045)
Net-of-tax amount	(793)	(2,318)	1,978

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(1,126)	(3,337)	(7,684)
Reclassification adjustment for loss realized in interest expense (4)	619	519	190
Reclassification adjustment for termination fee realized in interest expense (5)	956	223	—
Net adjustments pertaining to derivative instruments	449	(2,595)	(7,494)
Tax effect	(152)	882	2,548
Net-of-tax amount	297	(1,713)	(4,946)

Defined benefit pension plans:
Gains (losses) arising during the period	(1,906)	674	(2,312)
Reclassification adjustments(6):
Actuarial loss	109	125	—
Transition asset	—	—	(10)
Net adjustments pertaining to defined benefit plans	(1,797)	799	(2,322)
Tax effect	610	(271)	790
Net-of-tax amount	(1,187)	528	(1,532)

Other comprehensive loss	(1,683)	(3,503)	(4,500)

Comprehensive income	$3,151	$2,212	$1,662

(1) Gains realized in income on available-for-sale securities is recognized as a component of noninterest income. The tax provision applicable to net realized gains was $387,000, $517,000 and $109,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2) Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $(9,000), $182,000 and $18,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3) Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the year ended December 31, 2016.

(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $210,000, $176,000 and $65,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(5) Termination fee on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $325,000 and $76,000 for the years ended December 31, 2016 and 2015, respectively.

(6) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were $(611,000), $43,000 and $(3,000) for the years ended December 31, 2016, 2015 and 2014, respectively.

 See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2013	20,140,669	$201	$121,860	$(8,003)	$(187)	$43,248	$(2,975)	$154,144
Comprehensive income (loss)	—	—	—	—	—	6,162	(4,500)	1,662
Common stock held by ESOP committed to be released (79,345 shares)	—	—	42	534	—	—	—	576
Share-based compensation - equity incentive plan	—	—	—	—	92	—	—	92
Excess tax shortfall from equity incentive plan	—	—	(1)	—	—	—	—	(1)
Common stock repurchased	(1,405,878)	(14)	(10,205)	—	—	—	—	(10,219)
Return of dividends issued in connection with equity incentive plan	—	—	—	—	—	121	—	121
Cash dividends declared and paid ($0.21 per share)	—	—	—	—	—	(3,832)	—	(3,832)
BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income (loss)	—	—	—	—	—	5,715	(3,503)	2,212
Common stock held by ESOP committed to be released (76,888 shares)	—	—	65	517	—	—	—	582
Share-based compensation - equity incentive plan	—	—	—	—	131	—	—	131
Excess tax benefit from equity incentive plan	—	—	2	—	—	—	—	2
Common stock repurchased	(515,604)	(5)	(3,901)	—	—	—	—	(3,906)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(2,098)	—	(2,098)
BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income (loss)	—	—	—	—	—	4,834	(1,683)	3,151
Common stock held by ESOP committed to be released (79,082 shares)	—	—	96	534	—	—	—	630
Share-based compensation - equity incentive plan	—	—	—	—	262	—	—	262
Excess tax benefit from equity incentive plan	—	—	12	—	—	—	—	12
Acquisition of Chicopee Bancorp	12,469,334	125	98,386	—	—	—	—	98,511
Retirement of Chicopee Bancorp ESOP	(519,922)	(5)	(4,102)	—	—	—	—	(4,107)
Premium to equity for rollover of Chicopee Bancorp options	—	—	2,864	—	—	—	—	2,864
Retirement of WNEB stock previously owned by Chicopee Bancorp	(30,000)	—	(236)	—	—	—	—	(236)
Common stock repurchased	(201,296)	(2)	(1,831)	—	—	—	—	(1,833)
Issuance of common stock in connection with stock option exercises	331,628	2	1,969	—	—	—	—	1,971
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Excess tax benefits in connection with stock option exercises	—	—	144	—	—	—	—	144
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(2,439)	—	(2,439)
BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396

 See accompanying notes to consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$4,834	$5,715	$6,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	575	1,275	1,575
Depreciation and amortization of premises and equipment	1,429	1,315	1,189
Amortization of core deposit intangible	73	—	—
Net amortization of premiums and discounts on securities and mortgage loans	3,447	4,670	4,263
Net amortization of premiums on modified debt	60	383	610
Share-based compensation expense	262	131	92
ESOP expense	630	582	576
Excess tax (benefits) expense from equity incentive plan	(12)	(2)	1
Excess tax benefits in connection with stock option exercises	(144)	—	—
Net gains on sales of securities	(1,139)	(1,506)	(320)
Loss on prepayment of borrowings	915	1,300	—
Deferred income tax expense (benefit)	274	(231)	(193)
Income from bank-owned life insurance	(1,558)	(1,527)	(1,523)
Changes in assets and liabilities:
Accrued interest receivable	(464)	335	(12)
Other assets	(1,564)	(56)	(150)
Other liabilities	(6,494)	(308)	77
Net cash provided by operating activities	1,124	12,076	12,347
INVESTING ACTIVITIES:
Securities, held-to-maturity:
Purchases	—	(2,620)	—
Proceeds from calls, maturities, and principal collections	6,836	39,372	14,433
Securities, available-for-sale:
Purchases	(87,246)	(141,074)	(66,784)
Proceeds from sales	136,829	134,437	71,738
Proceeds from calls, maturities, and principal collections	59,112	36,298	24,135
Purchase of residential mortgages	(108,448)	(90,743)	(53,272)
Loan originations and principal payments, net	1,313	(3,261)	(34,522)
Net cash acquired from acquisition of Chicopee Bancorp	23,808	—	—
Redemption (purchase) of Federal Home Loan Bank of Boston stock	3,126	(140)	697
Purchases of premises and equipment	(1,487)	(3,220)	(1,937)
Proceeds from sale of premises and equipment	20	44	40
Net cash provided by (used in) investing activities	33,863	(30,907)	(45,472)
FINANCING ACTIVITIES:
Net increase in deposits	72,039	66,145	17,106
Net change in short-term borrowings	38,944	34,410	45,800
Repayment of long-term debt	(89,933)	(80,950)	(21,650)
Proceeds from long-term debt	2,184	146	5,142
Return of dividends issued in connection with equity incentive plan	—	—	121
Cash dividends paid	(2,439)	(2,098)	(3,832)
Common stock repurchased	(1,378)	(3,906)	(10,518)
Issuance of common stock in connection with stock option exercises	1,971	—	—
Excess tax benefits (expense) from equity incentive plan	12	2	(1)
Excess tax benefits in connection with stock option exercises	144	—	—
Net cash provided by financing activities	21,544	13,749	32,168

NET CHANGE IN CASH AND CASH EQUIVALENTS:	56,531	(5,082)	(957)
Beginning of year	13,703	18,785	19,742
End of year	$70,234	$13,703	$18,785

Supplemental cashflow information:
Securities reclassified from held-to-maturity to available-for-sale	$(232,817)	$—	$—
Securities reclassified to loan portfolio	—	—	606
Net cash due to broker for common stock repurchased	455	—	—
Loans transferred to other real estate owned	298	—	—

In connection with the purchase acquisition detailed in Note 22 to the audited consolidated financial statements:
Fair value of non-cash assets acquired	$674,529	$—	$—
Goodwill and core deposit intangibles	18,258	—	—
Fair value of liabilities assumed	617,803	—	—
Value of common shares issued	98,792	—	—

See the accompanying notes to consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation – Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” the “Company,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 21 banking offices in western Massachusetts and Granby and Enfield, Connecticut, and its primary sources of revenue are earnings on loans to small and middle-market businesses and to residential property homeowners and income from securities.

Elm Street Securities Corporation, a Massachusetts-chartered corporation, was formed by us for the primary purpose of holding qualified securities. In February 2007, we formed WFD Securities, Inc., a Massachusetts-chartered corporation, for the primary purpose of holding qualified securities. In October 2009, we formed WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company, for the primary purpose of holding real property acquired as security for debts previously contracted by the Bank. On October 21, 2016, we acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts. See Note 22 - Acquisition of Chicopee Bancorp, Inc. for additional details. In conjunction with the acquisition of Chicopee, we acquired CSB Colts, Inc., a Massachusetts-chartered corporation, formed for the primary purpose of holding qualified securities.

Principles of Consolidation - The consolidated financial statements include the accounts of Western New England Bancorp, the Bank, CSB Colts, Elm Street Securities Corporation, WB Real Estate Holdings and WFD Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. We are required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract and line of credit with BBN. The required reserve amounted to $425,000 and $690,000 at December 31, 2016 and 2015, respectively.

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

Fair Value Hierarchy - We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2016, no impairment has been recognized.

Loans Held for Sale- Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date and reported within noninterest income on the accompanying consolidated statements of income.

Loans Receivable- Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums, discounts and deferred loan fees and costs. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible. Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees, discounts and premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer. Residential real estate loans include classes for residential and home equity. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2016.

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

Allocated component

The allocated component relates to loans that are classified as impaired. Impaired loans are identified by analysis of loan performance, internal credit ratings and watch list loans that management believes are subject to a higher risk of loss. Impairment is measured on a loan by loan basis for commercial real estate and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are nonperforming or subject to a troubled debt restructuring agreement.

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

We may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

While we use our best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities and was $60,000 at December 31, 2016 and 2015.

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Loans Acquired with Deteriorating Credit Quality – Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

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

Servicing – The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or retained through the sale of financial assets. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into service charges and fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in service charges and fee income.

Servicing fee income is recorded for fees earned for servicing loans, which is included in service charges and fee income. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Impairment of Long-lived Assets – Long-lived assets, including premises and equipment and certain identifiable intangible assets that are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to earnings.

Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant.

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2016, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, the two-step process would have been completed to determine the impairment and necessary write-down of goodwill.

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

Income Taxes - We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2016 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2016, 2015, or 2014.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)

Net income applicable to common stock	$4,834	$5,715	$6,162

Average number of common shares issued	20,659	18,509	19,274
Less: Average unallocated ESOP Shares	(935)	(1,011)	(1,090)
Less: Average unvested equity incentive plan shares	(16)	—	—

Average number of common shares outstanding used to calculate basic earnings per common share	19,708	17,498	18,184

Effect of dilutive equity incentive plan	3	—	—
Effect of dilutive stock options	93	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	19,804	17,498	18,184

Basic earnings per share	$0.25	$0.33	$0.34

Diluted earnings per share	$0.24	$0.33	$0.34

Antidilutive Shares (1)	—	—	—

(1) Shares outstanding but not included in the computation of earnings per share because they were antidilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Net unrealized gains (losses) on securities available-for-sale	$(5,863)	$(2,343)
Tax effect	2,024	812
Net-of-tax amount	(3,839)	(1,531)

Net unamortized losses on securities transferred from available-for-sale to held-to-maturity	—	(2,314)
Tax effect	—	799
Net-of-tax amount	—	(1,515)

Fair value of derivatives used for cash flow hedges	(3,152)	(6,064)
Termination fee	(4,733)	(2,270)
Total derivatives	(7,885)	(8,334)
Tax effect	2,681	2,833
Net-of-tax amount	(5,204)	(5,501)

Unrecognized deferred loss pertaining to defined benefit plan	(5,482)	(3,685)
Tax effect	1,864	1,254
Net-of-tax amount	(3,618)	(2,431)

Accumulated other comprehensive loss	$(12,661)	$(10,978)

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 by component:

	Securities	Derivatives	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2014	$(728)	$(3,788)	$(2,959)	$(7,475)
Current-period other comprehensive (loss) income	(2,318)	(1,713)	528	(3,503)
Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)

Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive (loss) income	(793)	297	(1,187)	(1,683)
Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)

With regard to defined benefit plans, an actuarial loss of $198,000 is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).  This Update was issued as part of the FASB’s simplification initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition, amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

2.       SECURITIES

Securities available-for-sale are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale securities:
Government-sponsored mortgage-backed securities	$184,127	$33	$(4,024)	$180,136
U.S. government guaranteed mortgage-backed securities	17,753	—	(403)	17,350
Corporate bonds	50,255	265	(203)	50,317
State and municipal bonds	4,117	13	(122)	4,008
Government-sponsored enterprise obligations	43,140	—	(1,132)	42,008
Mutual funds	6,586	—	(290)	6,296
Total available-for-sale securities	$305,978	$311	$(6,174)	$300,115

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale securities:
Government-sponsored mortgage-backed securities	$138,186	$—	$(2,227)	$135,959
U.S. government guaranteed mortgage-backed securities	11,030	—	(127)	10,903
Corporate bonds	21,176	45	(85)	21,136
State and municipal bonds	2,794	7	—	2,801
Government-sponsored enterprise obligations	4,000	—	(49)	3,951
Mutual funds	6,438	—	(191)	6,247
Common and preferred stock	1,309	284	—	1,593

Total available-for-sale securities	184,933	336	(2,679)	182,590

Held-to-maturity securities:
Government-sponsored mortgage-backed securities	$148,085	$1,319	$(1,515)	$147,889
U.S. government guaranteed mortgage-backed securities	29,174	166	(66)	29,274
Corporate bonds	23,969	64	(316)	23,717
State and municipal bonds	6,845	68	(102)	6,811
Government-sponsored enterprise obligations	30,146	254	(472)	29,928

Total held-to-maturity securities	238,219	1,871	(2,471)	237,619

Total	$423,152	$2,207	$(5,150)	$420,209

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of securities at December 31, 2016, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations and mortgage-backed securities amortize monthly.

	December 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$21,877	$21,647
Due after five years through ten years	17,415	17,176
Due after ten years	162,588	158,663
Total	$201,880	$197,486

Debt securities:
Due in one year or less	$18,270	$18,262
Due after one year through five years	26,730	26,846
Due after five years through ten years	45,760	44,831
Due after ten years	6,752	6,394
Total	$97,512	$96,333

Gross realized gains and losses on sales of securities for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Gross gains realized	$1,976	$1,638	$801
Gross losses realized	(837)	(132)	(481)
Net gain realized	$1,139	$1,506	$320

Proceeds from the sales of securities available-for-sale amounted to $136.8 million, $134.4 million and $71.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the first quarter of 2016, the Company transferred its held-to-maturity portfolio of $232.8 million to available-for-sale, and subsequently sold $136.8 million in securities available-for-sale. As a result of this transfer, the Company has tainted their held-to-maturity portfolio and is prohibited from classifying future purchases as held-to-maturity.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2016
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$3,016	$147,691	$1,008	$27,303
U.S. government guaranteed mortgage-backed securities	192	12,536	211	4,814
Corporate bonds	203	18,481	—	—
State and municipal bonds	95	1,507	27	305
Government-sponsored enterprise obligations	1,132	42,008	—	—
Mutual funds	79	3,429	211	2,867

Total available-for-sale	$4,717	$225,652	$1,457	$35,289

	December 31, 2015
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$2,090	$129,731	$137	$6,228
U.S. government guaranteed mortgage-backed securities	116	10,290	11	613
Corporate bonds	85	13,374	—	—
Government-sponsored enterprise obligations	49	3,951	—	—
Mutual funds	32	4,478	159	1,769

Total available-for-sale	2,372	161,824	307	8,610

Held-to-maturity:
Government-sponsored mortgage-backed securities	$947	$45,760	$568	$32,825
U.S. government guaranteed mortgage-backed securities	37	2,522	29	15,401
Corporate bonds	204	5,412	112	13,382
State and municipal bonds	—	—	102	4,809
Government-sponsored enterprise obligations	—	—	472	20,193

Total held-to-maturity	1,188	53,694	1,283	86,610

Total	$3,560	$215,518	$1,590	$95,220

	December 31, 2016
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Amortized Cost Basis	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	56	$150,707	$3,016	2.0%	10	$28,311	$1,008	3.6%
U.S. government guaranteed mortgage-backed securities	4	12,728	192	1.5	2	5,025	211	4.2
Government-sponsored enterprise obligations	11	43,140	1,132	2.6	0	—	—	—
Corporate bonds	5	18,684	203	1.1	0	—	—	—
State and municipal bonds	3	1,602	95	5.9	1	332	27	8.1
Mutual funds	1	3,508	79	2.3	2	3,078	211	6.9
		$230,369	$4,717			$36,746	$1,457

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other-than-temporary.

3.	LOANS

Loans consisted of the following amounts:	December 31,
	2016	2015
	(In thousands)
Commercial real estate	$720,741	$303,036
Residential real estate:
Residential	522,083	298,052
Home equity	92,083	43,512
Commercial and industrial	222,286	168,256
Consumer	4,424	1,534
Total loans	1,561,617	814,390
Unearned premiums and deferred loan fees and costs, net	4,867	3,823
Allowance for loan losses	(10,068)	(8,840)
	$1,556,416	$809,373

During 2016 and 2015, we purchased residential real estate loans aggregating $108.4 million and $90.7 million, respectively. These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At December 31, 2016 and 2015, we serviced commercial loans for participants aggregating $42.6 million and $19.5 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $75.2 million and $1.0 million at December 31, 2016 and 2015, respectively, with the increase resulting from the acquisition of Chicopee’s mortgage servicing portfolio. Net service fee income of $12,500, $4,000 and $4,000 was recorded for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in service charges and fees on the consolidated statements of income.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2016, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average internal rate of return (9.05%), weighted average servicing fee (0.2501)%, and net cost to service loans ($51.67 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

Year Ended December 31, 2016
(In thousands)

Balance at the beginning of year:	$—
Capitalized mortgage servicing rights	502
Amortization	37
Balance at the end of year	$465
Fair value at the end of year	$628

Prior to the acquisition of Chicopee in 2016, mortgage servicing rights were not material to the consolidated financial statements, and therefore, were not recorded.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2013	$3,550	$1,707	$2,191	$13	$(2)	$7,459
Provision	505	376	649	42	3	1,575
Charge-offs	(350)	(31)	(787)	(55)	—	(1,223)
Recoveries	—	1	121	15	—	137
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision	151	428	605	46	45	1,275
Charge-offs	—	(58)	(345)	(73)	—	(476)
Recoveries	—	8	51	34	—	93
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(668)	579	575	135	(46)	575
Charge-offs	(170)	(157)	—	(159)	—	(486)
Recoveries	1,065	9	25	40	—	1,139
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068

Further information pertaining to the allowance for loan losses by segment at December 31, 2016 and 2015 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2016
Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated and not deemed impaired	4,083	2,862	3,085	38	—	10,068
Allowance for loans acquired with deteriorated credit quality	—	—	—	—	—	—
Total allowance for loan losses	4,083	2,862	3,085	38	—	10,068

Loans individually evaluated and deemed impaired	3,335	452	3,042	—	—	6,829
Loans collectively or individually evaluated and not deemed impaired	701,766	609,107	217,972	4,424	—	1,533,269
Amount of loans acquired with deteriorated credit quality	15,640	4,607	1,272	—	—	21,519
Total loans	$720,741	$614,166	$222,286	$4,424	$—	$1,561,617

December 31, 2015
Amount of allowance for loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—	$—
Amount of allowance for loans collectively or individually evaluated and not deemed impaired	3,856	2,431	2,485	22	46	8,840
Total allowance for loan losses	3,856	2,431	2,485	22	46	8,840

Loans individually evaluated and deemed impaired	3,732	399	3,363	—	—	7,494
Loans collectively or individually evaluated and not deemed impaired	299,304	341,165	164,893	1,534	—	806,896
Total loans	$303,036	$341,564	$168,256	$1,534	$—	$814,390

The following is a summary of past due and nonaccrual loans by class at December 31, 2016 and 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
December 31, 2016
Commercial real estate	$302	$555	$137	$994	$—	$2,740
Residential real estate:
Residential	791	262	689	1,742	—	1,658
Home equity	208	36	—	244	—	37
Commercial and industrial	326	32	—	358	—	3,214
Consumer	27	9	7	43	—	14
Total legacy loans	1,654	894	833	3,381	—	7,663

Loans acquired from Chicopee Savings Bank	3,854	1,907	551	6,312	—	6,394
Total past due loans	$5,508	$2,801	$1,384	$9,693	$—	$14,057

December 31, 2015
Commercial real estate	$348	$730	$20	$1,098	$—	$3,237
Residential real estate:
Residential	638	—	908	1,546	—	1,470
Home equity	230	124	—	354	—	—
Commercial and industrial	127	649	445	1,221	—	3,363
Consumer	30	—	—	30	—	10
Total	$1,373	$1,503	$1,373	$4,249	$—	$8,080

The following is a summary of impaired loans by class:

	Impaired Loans (1)
				Year Ended
	At December 31, 2016			December 31, 2016

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial real estate	$18,975	$21,330	$—	$5,458	$191
Residential real estate	5,059	5,676	—	1,052	7
Commercial and industrial	4,314	11,049	—	3,504	40
Total impaired loans	$28,348	$38,055	$—	$10,014	$238

(1) Includes loans acquired with deteriorated credit quality.

	Impaired Loans
				Year Ended
	At December 31, 2015			December 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Commercial real estate	$3,732	$4,403	$—	$3,332	$27
Residential real estate	399	543	—	330	—
Commercial and industrial	3,363	4,408	—	3,671	—
Total impaired loans	$7,494	$9,354	$—	$7,333	$27

No interest income was recognized for impaired loans on a cash-basis method during the years ended December 31, 2016 or 2015. Interest income recognized during the year ended December 31, 2016 and 2015 related to TDRs.

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

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off to the allowance. Nonperforming TDRs are shown as nonperforming assets.

The following table summarizes TDRs at the dates indicated:

	Year Ended			Year Ended
	December 31, 2016			December 31, 2015

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial Real Estate	2	$1,946	$1,946	1	$478	$478
Commercial and Industrial	3	2,899	2,899	—	—	—
Residential	4	555	555	—	—	—
Total	9	$5,400	$5,400	1	$478	$478

A substandard impaired loan relationship in the amount of $4.6 million was designated a TDR during the year ended December 31, 2016. The Bank entered into a forbearance agreement which offered an interest only period. Due to the borrower continuing to experience declining sales, the interest only period was extended during the second quarter of 2016, resulting in the TDR classification. The loans are on non-accrual and are current. The loans are measured for impairment quarterly and appropriate reserves/charge offs have been taken. There were no significant loans modified in the TDRs during the year ended December 31, 2015.

No TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring during the years ended December 31, 2015. Upon our merger with Chicopee, we acquired 3 TDR loans totaling $440,000 that subsequently defaulted within the year of restructuring.

As of December 31, 2016, we have not committed to lend any additional funds for loans that are classified as impaired. There were no charge-offs on TDRs during the year ended December 31, 2016. There were $345,857 in charge-offs on TDRs during the year ended December 31, 2015.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of December 31, 2016.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at acquisition date of
October 21, 2016	$38,590	$30,091	$8,499	$7,723	$22,368
Collections	(753)	(753)	—	(206)	(547)
Transferred to OREO	(400)	(298)	(102)	4	(302)
Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $88.9 million and $23.1 million at December 31, 2016 and 2015, respectively. We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at December 31, 2016 and December 31, 2015:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
December 31, 2016
Loans rated 1 – 3	$673,957	$516,339	$91,964	$180,675	$4,391	$1,467,326
Loans rated 4	24,207	—	—	16,621	6	40,834
Loans rated 5	14,068	—	—	6,727	—	20,795
Loans rated 6	6,604	5,744	119	15,379	27	27,873
Loans rated 7	1,905	—	—	2,884	—	4,789
	$720,741	$522,083	$92,083	$222,286	$4,424	$1,561,617

December 31, 2015
Loans rated 1 – 3	$269,124	$296,582	$43,512	$135,416	$1,524	$746,158
Loans rated 4	27,053	—	—	16,060	—	43,113
Loans rated 5	138	—	—	434	—	572
Loans rated 6	6,721	1,470	—	16,346	10	24,547
	$303,036	$298,052	$43,512	$168,256	$1,534	$814,390

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2016	2015
	(In thousands)

Land	$5,651	$4,121
Buildings	19,191	13,738
Leasehold improvements	2,220	2,209
Furniture and equipment	14,090	12,334
Total	41,152	32,402

Accumulated depreciation and amortization	(20,267)	(18,838)

Premises and equipment, net	$20,885	$13,564

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.4 million, $1.3 million and $1.2 million, respectively. Estimates of the fair value of bank premises acquired based upon current information are still being evaluated by management and are not yet completed and may result in a change to the provisional fair values of bank premises acquired and goodwill upon completion.

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill for the year ended December 31, 2016 is summarized as follows:

Year Ended December 31, 2016
(In thousands)
Balance at beginning of the year	$—
Acquisition of Chicopee	13,747
Balance at end of year	$13,747

At December 31, 2016, the Company’s goodwill related to the acquisition of Chicopee in 2016. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment. No goodwill impairment was recorded for the year ended December 31, 2016.

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Core deposit intangibles are summarized as follows:

Year Ended December 31, 2016
(In thousands)
Core deposit intangible	$4,511
Accumulated amortization	73
Core deposit intangible, net	$4,438

Amortization expense was $73,000 for the year ended December 31, 2016. At December 31, 2016, future amortization of the core deposit intangible totals $376,000 for each of the next five years and $2.6 million thereafter.

6.	DEPOSITS

Deposit accounts by type are summarized as follows:

	At December 31,
	2016	2015
	Amount	Amount
	(Dollars in thousands)
Demand and interest-bearing:
Interest-bearing accounts	$82,406	$28,913
Demand deposits	303,993	157,844

Savings:
Regular accounts	121,262	75,225
Money market accounts	437,467	242,647

Time certificates of deposit	572,943	395,734

Total deposits	$1,518,071	$900,363

Time deposits of $250,000 or more totaled $133.8 million at December 31, 2016. Interest expense on time deposits of $250,000 or more totaled $1.0 million for the year ended December 31, 2016.

At December 31, 2016, the scheduled maturities of time certificates of deposit are as follows:

Year Ending December 31,	Amount
(In thousands)

2017	$321,078
2018	144,801
2019	54,508
2020	32,047
2021	20,509
$572,943

Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Regular	$89	$79	$80
Money market	1,201	830	846
Time	5,144	4,583	4,152
Interest-bearing demand	147	79	99
	$6,581	$5,571	$5,177

Cash paid for interest on deposits totaled $6.6 million, $5.6 million and $5.2 million for years ended December 31, 2016, 2015 and 2014, respectively.

7.	SHORT-TERM BORROWINGS

FHLBB Advances – We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2016 and 2015. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2016 and 2015, there were no advances outstanding under this line.

FHLBB advances, including line of credit advances, with an original maturity of less than one year, amounted to $155.0 million and $93.8 million at December 31, 2016 and 2015, respectively, at a weighted average rate of 0.78% and 0.44%, respectively.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and eligible commercial real estate loans.

BBN Advances – We have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. There were no advances outstanding under this line at December 31, 2016 and 2015. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

PNC Advances – We have a $50.0 million line of credit with PNC Bank at an interest rate determined and reset by PNC on a daily basis.  There were no advances outstanding under the line at December 31, 2016 and 2015.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	Years Ended
	December 31,
	2016	2015
	(Dollars in thousands)
Balance outstanding at end of year	$17,351	$34,657
Maximum amount outstanding during year	50,124	48,582
Average amount outstanding during year	28,130	38,883
Weighted average interest rate at end of year	0.14%	0.20%
Amortized cost of collateral pledged at end of year	80,106	67,440
Fair value of collateral pledged at end of year	82,218	69,948

Our repurchase agreements are collateralized by government-sponsored enterprise obligations with a fair value of $24.6 million and $6.5 million, and certain mortgage-backed securities with a fair value of $57.6 million and $63.5 million, at December 31, 2016 and 2015, respectively. The weighted average interest rate on the pledged collateral was 2.62% and 3.64% at December 31, 2016 and 2015, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

Cash paid for interest on short-term borrowings totaled $2.4 million, $1.1 million and $414,000 for years ended December 31, 2016, 2015 and 2014, respectively.

8.	LONG-TERM DEBT

FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and our eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2016	2015	2016	2015
	(In thousands)
Fixed-rate advances maturing:
2016	$—	$24,940	—%	1.3%
2017	15,298	47,500	2.7	2.4
2018	28,789	20,000	1.9	2.0
2019	31,288	16,000	2.1	2.5
2020	16,782	7,000	1.7	1.8
2021	5,039	—	1.2	—
2022	4,804	—	1.9	—
2024	836	—	2.6	—
	102,836	115,440	2.0%	2.1%
Variable-rate advances maturing:
2016	—	10,000		1.7
2018	22,000	22,000	2.1	2.1
	22,000	32,000	2.1	2.0

Total advances	$124,836	$147,440	2.0%	2.1%

At December 31, 2015, securities pledged as collateral to the FHLB had a carrying value of $212.3 million. There were no securities pledged as collateral to the FHLB at December 31, 2016.

Customer Repurchase Agreements - At December 31, 2015, we had one long-term customer repurchase agreement for $5.9 million with a rate of 2.5% and a final maturity in 2016. There were no long-term customer repurchase agreements at December 31, 2016.

Cash paid for interest on long-term debt totaled $2.3 million, $4.1 million, and $4.3 million for years ended December 31, 2016, 2015 and 2014, respectively.

During 2016, we prepaid FHLBB borrowings in the amount of $42.5 million with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000.

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options – Under the terms of the Chicopee merger agreement dated October 21, 2016, each option to purchase shares of Chicopee common stock issued by Chicopee and outstanding at the effective time of the merger pursuant to the Chicopee 2007 Equity Incentive Plan fully vested and converted into an option to purchase shares of WNEB common stock on the same terms and conditions as were applicable before the merger, except (1) the number of shares of WNEB common stock subject to the new option was adjusted to be equal to the product of the number of shares of Chicopee common stock subject to the existing option and the exchange ratio (rounding fractional shares to the nearest whole share) and (2) the exercise price per share of WNEB common stock under the new option was adjusted to be equal to the exercise price per share of Chicopee common stock of the existing option divided by the exchange ratio (rounded to the nearest whole cent).

A summary of the status of our stock options at December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2015	—	$—	—	$—
Converted options upon merger	1,510,527	6.00	2.02	2,866
Exercised	(331,628)	5.96	1.49	1,016
Outstanding at December 31, 2016	1,178,899	$6.01	1.98	$3,930

Exercisable at December 31, 2016	1,178,899	$6.01	1.98	$3,930

Cash received for options exercised during the year ended December 31, 2016 was $2.0 million.

Restricted Stock Awards – During 2007, we adopted an equity incentive plan under which 624,041 shares were reserved for issuance as restricted stock awards to directors and employees, all of which are currently issued, outstanding and fully vested as of December 31, 2016. Shares awarded vested ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, was recorded as unearned compensation and amortized over the applicable vesting period.

In May 2014, our shareholders approved a new stock-based compensation plan under which up to 516,000 shares of our common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Authorized but unissued shares are issued to awardees upon vesting of such awards. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.

In January 2015, 48,560 shares were granted under this plan and vest ratably over five years. The fair market value of shares awarded, based on the market price at the date of grant, was recorded as unearned compensation and is being amortized over the applicable vesting period.

In 2016, the Compensation Committee (the “Committee”) approved the long-term incentive program (the “LTI Plan”). The LTI Plan provides a periodic award that is both performance and retention based in that it is designed to recognize the executive’s responsibilities, reward demonstrated performance and leadership and to retain such executives. The objective of the LTI Plan is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

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

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based, with 10,352 vesting in one year and 26,191 vesting ratably over a three year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 LTI performance metric before vesting is realized after a three year period. For the performance shares, the primary performance metric for 2016 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. The threshold amount for the performance period will be a return on equity of 5.85% and a target amount of 6.32%. Participants will be able to earn between 50% (for threshold performance) and 100% of the target amount for the performance shares but will not earn additional shares if performance exceeds target performance.

The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At December 31, 2016, an additional 404,700 shares were available for future grants under this plan.

A summary of the status of unvested restricted stock awards at December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2015	54,160	$7.28
Shares granted	62,740	7.73
Shares vested	(25,529)	7.58
Balance at December 31, 2016	91,371	$7.51

The aggregate fair value of restricted stock vested during 2016 was $213,944. We recorded total expense for restricted stock awards of $262,000, $131,000 and $92,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Tax benefits related to equity incentive plan expense were $89,000, $44,000 and $31,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation cost for stock awards was $536,000 at December 31, 2016 with a remaining term of 2.07 years.

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

At December 31, 2016, the remaining principal balances are payable as follows:

Year Ending
December 31,	Amount
(In thousands)
2017	$447
2018	447
2019	447
2020	447
2021	447
Thereafter	5,631
$7,866

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $630,000, $582,000 and $576,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Shares held by the ESOP include the following at December 31, 2016 and 2015:

	2016	2015
Allocated	832,308	776,517
Committed to be allocated	79,082	76,888
Unallocated	884,781	963,863
Total	1,796,171	1,817,268

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $8.5 million and $8.1 million at December 31, 2016 and 2015, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

10. RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$22,458	$23,634	$19,039
Service cost	1,130	1,234	1,000
Interest	959	902	824
Actuarial (gain) loss	1,846	(2,040)	3,085
Benefits paid	(574)	(1,272)	(314)
Benefit obligation at end of year	25,819	22,458	23,634

Change in plan assets:
Fair value of plan assets at beginning of year	15,233	15,947	13,811
Actual return (loss) on plan assets	1,039	(242)	1,725
Employer contribution	800	800	725
Benefits paid	(574)	(1,272)	(314)
Fair value of plan assets at end of year	16,498	15,233	15,947

Funded status and accrued benefit at end of year	$(9,321)	$(7,225)	$(7,687)

Accumulated benefit obligation at end of year	$19,027	$16,885	$16,423

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2016	2015
Discount rate	4.15%	4.35%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2016	2015	2014
	(In thousands)
Service cost	$1,130	$1,234	$1,000
Interest cost	959	902	824
Expected return on assets	(1,097)	(1,134)	(959)
Amortization of transition asset	—	—	(10)
Amortization of actuarial loss	102	118	—

Net periodic pension cost	$1,094	$1,120	$855

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	2016	2015	2014
Discount rate	4.35%	4.00%	5.00%
Expected return on plan assets	7.50	7.50	7.50
Rate of compensation increase	4.00	4.00	4.00

The fair value of major categories of our pension plan assets are summarized below:

	December 31, 2016
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$—	$4,346	$—	$4,346
Small/mid U.S. equity	—	782	—	782
International equity	—	1,730	—	1,730
Balanced/asset allocation	—	332	—	332
Fixed income	—	9,308	—	9,308
	$—	$16,498	$—	$16,498

	December 31, 2015
Plan Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Large U.S. equity	$—	$3,962	$—	$3,962
Small/mid U.S. equity	—	926	—	926
International equity	—	1,495	—	1,495
Balanced/asset allocation	—	741	—	741
Fixed income	—	8,109	—	8,109
	$—	$15,233	$—	$15,233

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

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. The target allocation mix for the pension plan for 2016 was an equity-based investment deployment of 43% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee. The remainder of the portfolio is allocated to fixed income at 57% of total assets. The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2017	$622
2018	1,235
2019	1,077
2020	1,045
2021	1,184
In aggregate for 2022 – 2026	13,965

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2017.

401(k) - Employees are eligible to participate in a 401(k) plan. We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan. Our contributions to the plan were $242,000, $224,000 and $236,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

11. DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2016.

December 31, 2016	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$3,152
Total derivatives designated as hedging instruments		$—		$3,152

December 31, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$6,064
Total derivatives designated as hedging instruments		$—		$6,064

At December 31, 2016 and 2015, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at December 31, 2016 and 2015:

December 31, 2016	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	3.4	0.92%	2.46%	$(3,152)
Total cash flow hedges	$75,000	3.4			$(3,152)

December 31, 2015	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Received	Paid	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$40,000	2.3	0.32%	1.52%	$(330)
Forward starting interest rate swaps on FHLBB borrowings	67,500	6.5	—	3.42%	(5,734)
Total cash flow hedges	$107,500	4.9			$(6,064)

During 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees will be amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings in 2016 or 2015.

We are hedging our exposure to the variability in future cash flows for forecasted borrowings over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net loss of our cash flow hedges for the periods indicated.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest rate swaps	$(1,126)	$(3,337)	$(7,684)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. During the years ended December 31, 2016, 2015 and 2014, we reclassified $1.6 million, $742,000 and $190,000 into interest expense, respectively. During the next 12 months, we estimate that $2.1 million will be reclassified as an increase in interest expense. During the years ended December 31, 2016, 2015 and 2014, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At December 31, 2016 and 2015, we had a net liability position of $3.2 million and $6.2 million with our counterparties, respectively. As of December 31, 2016, we had minimum collateral posting thresholds with certain of our derivative counterparties and had a mortgage-backed security with a fair value of $4.5 million posted as collateral against our obligations under these agreements. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at the termination value.

12.	REGULATORY CAPITAL

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016, with an initial phase-in amount of 0.625%. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods. Western New England Bancorp’s and the Bank’s capital ratios as of December 31, 2016 and 2015 are set forth in the following table.

As of December 31, 2016, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$245,389	15.10%	$130,037	8.00%	N/A	N/A
Bank	237,626	14.64	129,879	8.00	$162,349	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	97,528	6.00	N/A	N/A
Bank	227,498	14.01	97,409	6.00	129,879	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	73,146	4.50	N/A	N/A
Bank	227,498	14.01	73,057	4.50	105,527	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,261	12.19	77,187	4.00	N/A	N/A
Bank	227,498	11.86	76,745	4.00	95,931	5.00
December 31, 2015
Total Capital (to Risk Weighted Assets):
Consolidated	$159,386	17.20%	$74,136	8.00%	N/A	N/A
Bank	151,327	16.36	74,006	8.00	$92,508	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	55,602	6.00	N/A	N/A
Bank	142,427	15.40	55,505	6.00	74,006	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	150,444	16.23	41,702	4.50	N/A	N/A
Bank	142,427	15.40	41,629	4.50	60,130	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	150,444	11.16	53,876	4.00	N/A	N/A
Bank	142,427	10.58	53,871	4.00	67,339	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2016	2015
	(In thousands)
Consolidated GAAP capital	$238,396	$139,466
Net unrealized losses on available-for-sale securities, net of tax	3,839	3,046
Unrealized loss on defined benefit pension plan, net of tax	3,618	2,431
Accumulated net loss on cash flow hedges, net of tax	5,204	5,501
Unrealized loss on certain available-for-sale equity securities	(191)	—
Disallowed deferred tax assets	(155)	—
Goodwill	(13,747)	—
Intangible assets, net of associated deferred tax liabilities	(1,599)	—
Additional tier 1 capital deductions	(104)	—
Tier 1 and Common Equity Tier 1 capital	235,261	150,444

Unrealized gains on certain available-for-sale equity securities	—	42
Allowance for loan losses and unfunded loan commitments	10,128	8,900

Total regulatory capital	$245,389	$159,386

On March 13, 2014, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 1,970,000 shares, or 10% of our outstanding shares of common stock. On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of December 31, 2016, there were 484,668 shares remaining to be purchased under the new repurchase program.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2016 and 2015, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $129.9 million and $74.0 million of our equity in the net assets of the Bank was restricted at December 31, 2016 and 2015, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.

13.	INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2016	2015	2014
		(In thousands)

Current tax provision:
Federal	$1,925	$2,036	$1,854
State	370	319	221
Total	2,295	2,355	2,075

Deferred tax (benefit) provision:
Federal	262	(203)	(172)
State	10	(82)	(52)
Change in valuation reserve	2	54	31
Total	274	(231)	(193)

Total	$2,569	$2,124	$1,882

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2016	2015	2014

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.4	1.6	1.2
Tax exempt income	(2.6)	(3.2)	(4.1)
Bank-owned life insurance (BOLI)	(7.2)	(6.6)	(6.4)
Nondeductible merger expenses	8.3	—	—
Change in valuation reserve	—	0.7	0.4
Other, net	(1.2)	0.6	(1.7)
Effective tax rate	34.7%	27.1%	23.4%

Cash paid for income taxes for the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $2.4 million and $2.0 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2016	2015
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$4,021	$3,531
Net unrealized loss on derivative and hedging activity	2,681	2,833
Employee benefit and share-based compensation plans	3,220	2,682
Defined benefit plan	1,864	1,254
Net unamortized loss on securities transferred from available for sale to held to maturity	—	799
Net unrealized loss on securities available for sale	2,024	812
Other-than-temporary impairment write-down	129	129
Purchased mortgage servicing rights	562	—
Purchase accounting adjustments	1,824	—
Net operating loss and tax credit carryforwards	1,320	—
Other	787	648
Gross deferred tax assets	18,432	12,688
Valuation reserve	(973)	(971)
Gross deferred tax assets, net of valuation reserve	17,459	11,717

Deferred tax liabilities:
Deferred loan fees	(1,268)	(759)
Other	(32)	(77)
	(1,300)	(836)

Net deferred tax asset	$16,159	$10,881

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

We do not have any uncertain tax positions at December 31, 2016 or 2015 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest was recorded for the years ended December 31, 2016 and 2015, and no penalties were recorded for the years ended December 31, 2016, 2015 and 2014.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2013 are open.

The Company had net operating loss carryforwards brought over in the Chicopee merger of $3.5 million, which will expire in 2036 if unused.

14.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2016	2015
	(In thousands)

Balance at beginning of year	$1,038	$2,881
Principal distributions	554	534
Repayments of principal	(156)	(707)
Change in related party status	39	(1,670)

Balance at end of year	$1,475	$1,038

15.	COMMITMENTS AND CONTINGENCIES

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$217,193	$120,039
Loan commitments	41,285	41,496
Existing construction loan agreements	35,702	37,844
Standby letters of credit	7,090	3,865

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

We also have two risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2016, believe sufficient collateral is available to cover potential swap losses. At December 31, 2016, we had one RPA with a fair value of $522,000. The remaining term of this RPA at December 31, 2016, which corresponds to the term of the underlying swaps, was 10 years. In addition, we had an RPA with a fair value of $153,000 and a remaining term of 20 years at December 31, 2016. Under these agreements we guarantee a percentage of the amount in the event of a default. The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2016, we would have been required to make payments of approximately $310,000.

Standby letters of credit are written conditional commitments issued by us that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2016, outstanding commitments to extend credit totaled $301.3 million, with $40.0 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $261.3 million in variable rate commitments. At December 31, 2015, outstanding commitments to extend credit totaled $203.2 million, with $35.7 million in fixed rate commitments with interest rates ranging from 2.25% to 18.00% and $167.5 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2047. Certain of the leases provide for renewal periods for up to forty years at our discretion. Rent expense under operating leases was $798,000, $677,000, and $707,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2016, are as follows:

Year Ending December 31,	Amount
(In thousands)

2017	$1,172
2018	1,088
2019	1,043
2020	934
2021	879
Thereafter	8,970
$14,086

Investment Commitments

The Bank is a limited partner in one Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the limited partnerships. The SBIC currently has no net book value at December 31, 2016, net of impairment charges and distributions are included in other assets.

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

16.	CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts. As of December 31, 2016 and 2015, our residential and commercial related real estate loans represented 85.5% and 79.2% of total loans, respectively. Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

17.	FAIR VALUE OF ASSETS AND LIABLITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$180,136	$—	$180,136
U.S. government guaranteed mortgage-backed securities	—	17,350	—	17,350
Corporate bonds	—	50,317	—	50,317
State and municipal bonds	—	4,008	—	4,008
Government-sponsored enterprise obligations	—	42,008	—	42,008
Mutual funds	6,296	—	—	6,296
Total assets	$6,296	$293,819	$—	$300,115

Liabilities:
Interest rate swaps	$—	$3,152	$—	$3,152

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$135,959	$—	$135,959
U.S. government guaranteed mortgage-backed securities	—	10,903	—	10,903
Corporate bonds	—	21,136	—	21,136
State and municipal bonds	—	2,801	—	2,801
Government-sponsored enterprise obligations	—	3,951	—	3,951
Mutual funds	6,247	—	—	6,247
Common and preferred stock	1,593	—	—	1,593
Total assets	$7,840	$174,750	$—	$182,590

Liabilities:
Interest rate swaps	$—	$6,064	$—	$6,064

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2016 and 2015.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2016 and 2015.

	At			Year Ended
	December 31, 2016			December 31, 2016
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$2,143	$230
Total Assets	$—	$—	$2,143	$230

	At			Year Ended
	December 31, 2015			December 31, 2015
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$2,111	$224
Total Assets	$—	$—	$2,111	$224

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$70,234	$70,234	$—	$—	$70,234
Securities available-for-sale	300,115	6,296	293,819	—	300,115
Federal Home Loan Bank of Boston and other restricted stock	16,124	—	—	16,124	16,124
Loans - net	1,556,416	—	—	1,525,274	1,525,274
Accrued interest receivable	5,782	—	—	5,782	5,782
Mortgage servicing rights	465	—	628	—	628

Liabilities:
Deposits	1,518,071	—	—	1,521,580	1,521,580
Short-term borrowings	172,351	—	172,351	—	172,351
Long-term debt	124,836	—	125,183	—	125,183
Accrued interest payable	1,012	—	—	1,012	1,012
Derivative liabilities	3,152	—	3,152	—	3,152

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$13,703	$13,703	$—	$—	$13,703
Securities available-for-sale	182,590	7,840	174,750	—	182,590
Securities held-to-maturity	238,219	—	237,619	—	237,619
Federal Home Loan Bank of Boston and other restricted stock	15,074	—	—	15,074	15,074
Loans - net	809,373	—	—	797,596	797,596
Accrued interest receivable	3,878	—	—	3,878	3,878
Derivative assets	—	—	—	—	—

Liabilities:
Deposits	900,363	—	—	901,400	901,400
Short-term borrowings	128,407	—	128,407	—	128,407
Long-term debt	153,358	—	155,433	—	155,433
Accrued interest payable	446	—	—	446	446
Derivative liabilities	6,064	—	6,064	—	6,064

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

18.	SEGMENT INFORMATION

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

We operate only in the U.S. domestic market, primarily in western Massachusetts and northern Connecticut. For the years ended December 31, 2016, 2015 and 2014, there is no customer that accounted for more than 10% of our revenue.

19.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2016	2015
	(In thousands)
ASSETS:
Cash equivalents	$972	$53
Securities available-for-sale	—	1,593
Investment in subsidiaries	230,633	131,387
ESOP loan receivable	7,866	8,375
Other assets	7,468	6,683
TOTAL ASSETS	246,939	148,091

LIABILITIES:
ESOP loan payable	7,866	8,375
Other liabilities	677	250
EQUITY	238,396	139,466
TOTAL LIABILITIES AND EQUITY	$246,939	$148,091

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
INCOME:
Dividends from subsidiaries	$3,499	$6,557	$14,712
Interest income from securities	32	20	31
ESOP loan interest income	670	706	741
Gain on sales of securities, net	451	—	—
Total income	4,652	7,283	15,484

OPERATING EXPENSE:
Salaries and employee benefits	926	743	697
ESOP interest	670	706	741
Other expenses	507	556	503
Total operating expense	2,103	2,005	1,941

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND INCOME TAXES	2,549	5,278	13,543

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES	1,955	90	(7,655)

NET INCOME BEFORE TAXES	4,504	5,368	5,888

INCOME TAX BENEFIT	(330)	(347)	(274)

NET INCOME	$4,834	$5,715	$6,162

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net income	$4,834	$5,715	$6,162
Equity in undistributed (income) loss of subsidiaries	(1,955)	(90)	7,655
Gain on sales of securities, net	(451)	—	—
Change in other liabilities	(597)	(409)	(409)
Change in other assets	(271)	(52)	175
Other, net	1,049	713	667

Net cash provided by operating activities	2,609	5,877	14,250

INVESTING ACTIVITIES:
Purchase of securities	(116)	(125)	(235)
Sales of securities	116	125	235

Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(2,439)	(2,098)	(3,832)
Common stock repurchased	(1,378)	(3,906)	(10,518)
Tender offer to purchase outstanding options	—	—	121
Excess tax benefit (shortfall) from share-based compensation	156	2	(1)
Issuance of common stock in connection with stock option Exercises	1,971	—	—

Net cash used in financing activities	(1,690)	(6,002)	(14,230)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	919	(125)	20

CASH AND CASH EQUIVALENTS
Beginning of year	53	178	158
End of year	$972	$53	$178

Supplemental cashflow information:
Net cash due to broker for common stock repurchased	$455	$—	$—

20.	OTHER NONINTEREST EXPENSE

There is no item that as a component of other noninterest expense exceeded 1% of the aggregate of total interest income and noninterest income for the years ended December 31, 2016, 2015 and 2014.

21.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated. The year to date totals may differ slightly due to rounding.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,961	$10,554	$10,977	$16,106
Interest expense	2,718	2,552	2,649	3,366

Net interest and dividend income	8,243	8,002	8,328	12,740

Provision (credit) for loan losses	(600)	625	375	175
Other noninterest income	1,245	1,262	1,322	1,918

Loss on prepayment of borrowings	(915)	—	—	—
Gain (loss) on sales of securities, net	685	(2)	1	455
Noninterest expense	7,072	7,998	8,225	12,011

Income before income taxes	2,786	639	1,051	2,927
Income tax provision	822	250	423	1,074
Net income	$1,964	$389	$628	$1,853

Basic earnings per share	$0.11	$0.02	$0.04	$0.07
Diluted earnings per share	$0.11	$0.02	$0.04	$0.07

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,188	$10,494	$10,974	$10,820
Interest expense	2,598	2,715	2,814	2,667

Net interest and dividend income	7,590	7,779	8,160	8,153

Provision for loan losses	300	350	150	475
Other noninterest income	1,005	1,247	1,163	1,243

Loss on prepayment of borrowings	(593)	(278)	(429)	—
Gain (loss) on sales of securities, net	817	276	414	(1)
Noninterest expense	6,711	6,865	6,867	6,990

Income before income taxes	1,808	1,809	2,291	1,930
Income tax provision	470	445	680	529
Net income	$1,338	$1,364	$1,611	$1,401

Basic earnings per share	$0.08	$0.08	$0.09	$0.08
Diluted earnings per share	$0.08	$0.08	$0.09	$0.08

22.	ACQUISITION OF CHICOPEE BANCORP, INC.

On October 21, 2016, we acquired Chicopee. The primary purpose of the acquisition with Chicopee was to expand our presence in western Massachusetts and diversify our market area. The transaction qualified as a tax-free reorganization for federal income tax purposes. Merger consideration paid in the transaction to shareholders of Chicopee totaled $98.8 million, consisting of 11,919,412 shares of Company common stock net of shares of Chicopee already owned and shares of Chicopee’s ESOP liquidated to payoff loan.

We accounted for the transaction using the acquisition method. Accordingly, we recorded acquisition expenses totaling $4.1 million (pre-tax) during 2016. The acquisition method requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date. Additionally, our results of operations include Chicopee’s operating results from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands).

Assets:
Cash and cash equivalents	$23,808
Loans receivable, net	640,892
Premises and equipment	7,284
Federal Home Loan Bank stock	4,176
Goodwill	13,747
Core deposit intangible	4,511
Bank-owned life insurance	15,150
Accrued interest receivable	1,440
Deferred tax asset, net	4,688
Other assets	899
Total assets acquired	716,595

Liabilities:
Deposits	545,669
FHLB Advances	63,252
Accrued expense and other liabilities	8,882
Total liabilities assumed	617,803
Net assets acquired	$98,792

As noted above, we acquired loans with a fair value of $640.9 million. Included in this amount was $28.8 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. We recorded a provisional nonaccretable credit discount of $8.5 million, which is defined as the loans’ contractually required payments receivable in excess of the amount of its cash flows expected to be collected. We considered factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration of the loans’ credit quality at the acquisition date. A provisional accretable credit mark of $7.7 million was also recorded on these loans. The analysis over the purchased impaired loans and related provisional credit marks as of December 31, 2016 is not yet completed and may result in a change to these provisional credit marks and goodwill upon completion. In addition, estimates of the fair value of bank premises acquired based upon current information are still being evaluated by management and are not yet completed and may result in a change to the provisional fair values of bank premises acquired and goodwill upon completion.

The following table presents selected unaudited pro forma financial information reflecting the acquisitions of Chicopee assuming the acquisitions were completed as of January 1, 2015. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisitions. These adjustments would have been different if they had been recorded on January 1, 2015, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and the acquisition had the transactions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

The unaudited pro forma information, for the twelve months ended December 31, 2016 and 2015, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit intangibles; and (c) an estimated tax rate of 34 percent. Direct acquisition expenses incurred by the Company during 2016, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

	Years Ended December 31,
	2016	2015
	(In thousands, except per share amounts)
Net interest income	$55,185	$53,487
Net income	10,329	8,717
Earnings per share – Basic	0.35	0.30
Earnings per share – Diluted	0.35	0.29