Form 10-Q
period 2017-03-31
Western New England Bancorp, Inc.
filed 2017-05-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At May 3, 2017, the registrant had 30,789,602 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	changes in the regulatory environment;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments could adversely affect our financial condition;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new line of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
CASH AND DUE FROM BANKS	$14,683	$23,297
FEDERAL FUNDS SOLD	831	4,388
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	25,202	42,549
CASH AND CASH EQUIVALENTS	40,716	70,234

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	305,680	300,115
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	16,124	16,124
LOANS - Net of allowance for loan losses of $10,227 and $10,068 at March 31, 2017 and December 31, 2016, respectively	1,589,380	1,556,416
PREMISES AND EQUIPMENT, Net	23,707	20,885
ACCRUED INTEREST RECEIVABLE	5,508	5,782
BANK-OWNED LIFE INSURANCE	67,377	66,938
DEFERRED TAX ASSET, Net	16,409	16,159
GOODWILL	12,487	13,747
CORE DEPOSIT INTANGIBLE	4,344	4,438
OTHER ASSETS	4,814	5,180
TOTAL ASSETS	$2,086,546	$2,076,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Noninterest-bearing	$311,481	$303,993
Interest-bearing	1,209,738	1,214,078
Total deposits	1,521,219	1,518,071

SHORT-TERM BORROWINGS	176,883	172,351
LONG-TERM DEBT	123,668	124,836
OTHER LIABILITIES	18,972	22,364
TOTAL LIABILITIES	1,840,742	1,837,622

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,778,690 shares issued and outstanding at March 31, 2017; 30,380,231 shares issued and outstanding at December 31, 2016	308	304
Additional paid-in capital	207,245	205,996
Unearned compensation - ESOP	(6,265)	(6,418)
Unearned compensation - Equity Incentive Plan	(374)	(536)
Retained earnings	55,928	51,711
Accumulated other comprehensive loss	(11,038)	(12,661)
Total shareholders’ equity	245,804	238,396
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,086,546	$2,076,018

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$13,162	$6,512
Commercial and industrial loans	2,575	1,696
Consumer loans	89	42
Debt securities, taxable	1,830	2,427
Debt securities, tax-exempt	31	75
Equity securities	35	52
Other investments	163	132
Federal funds sold, interest-bearing deposits and other short-term investments	72	25
Total interest and dividend income	17,957	10,961
INTEREST EXPENSE:
Deposits	2,009	1,472
Long-term debt	551	842
Short-term borrowings	894	404
Total interest expense	3,454	2,718
Net interest and dividend income	14,503	8,243
PROVISION (CREDIT) FOR LOAN LOSSES	300	(600)
Net interest and dividend income after provision (credit) for loan losses	14,203	8,843

NONINTEREST INCOME (LOSS):
Service charges and fees	1,526	884
Income from bank-owned life insurance	439	361
Loss on prepayment of borrowings	—	(915)
Gain (loss) on sales of securities, net	(64)	685
Other income	127	—
Total noninterest income	2,028	1,015
NONINTEREST EXPENSE:
Salaries and employee benefits	6,297	3,871
Occupancy	1,277	801
Computer operations	759	621
Professional fees	596	516
FDIC insurance assessment	117	190
Merger related expenses	410	154
Other expenses	1,525	919
Total noninterest expense	10,981	7,072
INCOME BEFORE INCOME TAXES	5,250	2,786
INCOME TAX PROVISION	147	822
NET INCOME	$5,103	$1,964

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.17	$0.11
Weighted average shares outstanding	29,597,694	17,304,088
Diluted earnings per share	$0.17	$0.11
Weighted average diluted shares outstanding	29,878,421	17,304,088

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$5,103	$1,964

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains on available-for-sale securities	426	8,149
Reclassification adjustment for losses (gains) realized in income (1)	64	(685)
Amortization of net unrealized loss on held-to-maturity securities (2)	—	26
Net unrealized loss upon transfer of held-to-maturity to available-for-sale (3)	—	(2,288)
Net unrealized gains	490	5,202
Tax effect	(46)	(1,797)
Net-of-tax amount	444	3,405

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	53	(2,551)
Reclassification adjustment for loss realized in interest expense (4)	274	95
Reclassification adjustment for termination fee realized in interest expense (5)	264	152
Net adjustments relating to derivative instruments	591	(2,304)
Tax effect	232	783
Net-of-tax amount	823	(1,521)

Defined benefit pension plans:
Amortization of defined benefit plans actuarial loss (6)	51	16
Tax effect	305	(6)
Net-of-tax amount	356	10

Other comprehensive income	1,623	1,894

Comprehensive income	$6,726	$3,858

(1) Gains (losses) realized in income on available-for-sale securities are recognized as a component of noninterest income. The income tax (benefit) provision applicable to net realized (losses) gains was $(26,000) and $236,000 for the three months ended March 31, 2017 and 2016, respectively.

(2) Amortization of net unrealized loss on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effect associated with the reclassification adjustment was $9,000 for the three months ended March 31, 2016.

(3) Income tax effect associated with unrealized loss upon transfer of held-to-maturity to available-for-sale was $790,000 for the three months ended March 31, 2016.

(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $109,000 and $32,000 for the three months ended March 31, 2017 and 2016, respectively.

(5) Termination fee on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $105,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively.

(6) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were $20,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively.

Tax rate on reclassification adjustments was 39.94% for the 2017 period and 34.0% for the comparable 2016 period.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income	—	—	—	—	—	1,964	1,894	3,858
Common stock held by ESOP committed to be released (74,430 shares)	—	—	23	130	—	—	—	153
Share-based compensation - equity incentive plan	—	—	—	—	34	—	—	34
Excess tax benefit from equity incentive plan	—	—	3	—	—	—	—	3
Cash dividends declared and paid ($0.03 per share)	—	—	—	—	—	(519)	—	(519)
BALANCE AT MARCH 31, 2016	18,267,747	$183	$108,236	$(6,822)	$(279)	$50,761	$(9,084)	$142,995

BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Comprehensive income	—	—	—	—	—	5,103	1,623	6,726
Common stock held by ESOP committed to be released (93,679 shares)	—	—	58	153	—	—	—	211
Share-based compensation - equity incentive plan	—	—	—	—	162	—	—	162
Common stock repurchased	(321,015)	(3)	(3,071)	—	—	—	—	(3,074)
Issuance of common stock in connection with stock option exercises	719,474	7	4,262	—	—	—	—	4,269
Cash dividends declared and paid ($0.03 per share)	—	—	—	—	—	(886)	—	(886)
BALANCE AT MARCH 31, 2017	30,778,690	$308	$207,245	$(6,265)	$(374)	$55,928	$(11,038)	$245,804

See accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$5,103	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	300	(600)
Depreciation and amortization of premises and equipment	475	323
Net accretion of purchase accounting adjustments	(661)	—
Amortization of core deposit intangible	94	—
Net amortization of premiums and discounts on securities and deferred fees and costs on mortgage loans	1,286	1,212
Net (accretion) amortization of premiums on modified debt	(1)	44
Share-based compensation expense	162	34
ESOP expense	211	153
Excess tax benefits from equity incentive plan	—	(3)
Net (gain) loss on sales of securities	64	(685)
Loss on sale of other real estate owned	6	—
Loss on prepayment of borrowings	—	915
Deferred income tax benefit	(973)	—
Income from bank-owned life insurance	(439)	(361)
Changes in assets and liabilities:
Accrued interest receivable	274	493
Other assets	75	229
Other liabilities	(2,228)	(2,903)
Net cash provided by operating activities	3,748	815
INVESTING ACTIVITIES:
Securities, held to maturity:
Proceeds from calls, maturities, and principal collections	—	6,835
Securities, available for sale:
Purchases	(35,194)	(25,843)
Proceeds from sales	4,530	136,826
Proceeds from calls, maturities, and principal collections	24,247	5,457
Purchase of residential mortgages	(34,375)	(9,587)
Loan originations and principal payments, net	1,415	1,436
Redemption of Federal Home Loan Bank of Boston stock	—	994
Proceeds from sale of other real estate owned	292	—
Purchases of premises and equipment	(897)	(89)
Proceeds from sale of premises and equipment	—	20
Net cash (used in) provided by investing activities	(39,982)	116,049
FINANCING ACTIVITIES:
Net increase in deposits	3,424	27,761
Net change in short-term borrowings	4,532	30,186
Repayment of long-term debt	(1,982)	(32,845)
Proceeds from long-term debt	888	41
Cash dividends paid	(886)	(519)
Common stock repurchased	(3,529)	—
Issuance of common stock in connection with stock option exercises	4,269	—
Excess tax benefits in connection with equity incentive plan	—	3
Net cash provided by financing activities	6,716	24,627

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(29,518)	141,491
Beginning of period	70,234	13,703
End of period	$40,716	$155,194

Supplemental cashflow information:
Securities reclassified from held-to-maturity to available-for-sale	$—	$(232,817)
Interest paid	3,435	2,845
Taxes paid	528	35
Net cash due to broker for common stock repurchased	—	30,570

See the accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” the “Company,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 21 banking offices in western Massachusetts and northern Connecticut, and its primary sources of revenue are earnings on loans to small and middle-market businesses and to residential property homeowners and income from securities.

Wholly-Owned Subsidiaries and Acquisition - Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts-chartered securities corporations, formed for the primary purpose of holding qualified securities. WB Real Estate Holdings, LLC, is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank. On October 21, 2016, we acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts.

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of Western New England Bancorp, the Bank, CSB Colts, Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

Estimates – The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for both at the date of the unaudited consolidated financial statements. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the realizability of deferred tax assets.

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2017, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations for the year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

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

Earnings per common share for the three months ended March 31, 2017 and 2016 have been computed based on the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)

Net income applicable to common stock	$5,103	$1,964

Average number of common shares issued	30,508	18,268
Less: Average unallocated ESOP Shares	(884)	(964)
Less: Average unvested equity incentive plan shares	(26)	—

Average number of common shares outstanding used to calculate basic earnings per common share	29,598	17,304

Effect of dilutive equity incentive plan	13	—
Effect of dilutive stock options	267	—

Average number of common shares outstanding used to calculate diluted earnings per common share	29,878	17,304

Basic earnings per share	$0.17	$0.11
Diluted earnings per share	$0.17	$0.11

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)

Net unrealized losses on securities available-for-sale	$(5,373)	$(5,863)
Tax effect	1,978	2,024
Net-of-tax amount	(3,395)	(3,839)

Fair value of derivatives used for cash flow hedges	(2,825)	(3,152)
Termination fees on forward starting interest rate swaps	(4,469)	(4,733)
Total derivatives	(7,294)	(7,885)
Tax effect	2,913	2,681
Net-of-tax amount	(4,381)	(5,204)

Unrecognized actuarial loss on defined benefit plan	(5,431)	(5,482)
Tax effect	2,169	1,864
Net-of-tax amount	(3,262)	(3,618)

Accumulated other comprehensive loss	$(11,038)	$(12,661)

The following table presents changes in accumulated other comprehensive loss for the periods ended March 31, 2017 and 2016 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive income (loss)	3,405	(1,521)	10	1,894
Balance at March 31, 2016	$359	$(7,022)	$(2,421)	$(9,084)

Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Current-period other comprehensive income	444	823	356	1,623
Balance at March 31, 2017	$(3,395)	$(4,381)	$(3,262)	$(11,038)

4.  SECURITIES

Securities available-for-sale are summarized as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$208,270	$21	$(3,880)	$204,411
U.S. government guaranteed mortgage-backed securities	17,188	—	(463)	16,725
Corporate bonds	50,074	352	(92)	50,334
State and municipal bonds	3,750	20	(85)	3,685
Government-sponsored enterprise obligations	25,150	—	(946)	24,204
Mutual funds	6,621	—	(300)	6,321
Total available-for-sale	$311,053	$393	$(5,766)	$305,680

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$184,127	$33	$(4,024)	$180,136
U.S. government guaranteed mortgage-backed securities	17,753	—	(403)	17,350
Corporate bonds	50,255	265	(203)	50,317
State and municipal bonds	4,117	13	(122)	4,008
Government-sponsored enterprise obligations	43,140	—	(1,132)	42,008
Mutual funds	6,586	—	(290)	6,296
Total available-for-sale securities	$305,978	$311	$(6,174)	$300,115

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 8).

The amortized cost and fair value of securities available for sale at March 31, 2017, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	March 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$17,127	$17,017
Due after five years through ten years	17,303	17,102
Due after ten years	191,028	187,017
Total	$225,458	$221,136

Debt securities:
Due in one year or less	$2,859	$2,893
Due after one year through five years	24,001	24,125
Due after five years through ten years	45,363	44,771
Due after ten years	6,751	6,434
Total	$78,974	$78,223

Gross realized gains and losses on sales of securities available-for-sale for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Gross gains realized	$—	$1,519
Gross losses realized	(64)	(834)
Net gain (loss) realized	$(64)	$685

Proceeds from the sale of securities available for sale amounted to $4.5 million and $136.8 million for the three months ended March 31, 2017 and 2016, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2017
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$3,050	$177,524	$830	$21,984
U.S. government guaranteed mortgage-backed securities	235	12,136	228	4,589
Corporate bonds	92	17,577	—	—
State and municipal bonds	85	1,516	—	—
Government-sponsored enterprise obligations	946	24,204	—	—
Mutual funds	79	3,447	221	2,874

Total available-for-sale	$4,487	$236,404	$1,279	$29,447

	December 31, 2016
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$3,016	$147,691	$1,008	$27,303
U.S. government guaranteed mortgage-backed securities	192	12,536	211	4,814
Corporate bonds	203	18,481	—	—
State and municipal bonds	95	1,507	27	305
Government-sponsored enterprise obligations	1,132	42,008	—	—
Mutual funds	79	3,429	211	2,867

Total available-for-sale	$4,717	$225,652	$1,457	$35,289

	March 31, 2017
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	63	$180,573	$3,050	1.7%	9	$22,814	$830	3.6%
U.S. government guaranteed mortgage-backed securities	4	12,371	235	1.9	2	4,817	228	4.7
Government sponsored enterprise obligations	9	25,150	946	3.8	0	—	—	—
Corporate bonds	4	17,669	92	0.5	0	—	—	—
State and municipal bonds	3	1,601	85	5.3	0	—	—	—
Mutual funds	1	3,526	79	2.2	2	3,095	221	7.1
		$240,890	$4,487			$30,726	$1,279

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	March 31,	December 31,
	2017	2016
	(In thousands)
Commercial real estate	$718,006	$720,741
Residential real estate:
Residential	546,692	522,083
Home equity	92,895	92,083
Commercial and industrial	232,502	222,286
Consumer	4,286	4,424
Total Loans	1,594,381	1,561,617
Unearned premiums and deferred loan fees and costs, net	5,226	4,867
Allowance for loan losses	(10,227)	(10,068)
	$1,589,380	$1,556,416

During the three months ended March 31, 2017 and 2016, we purchased residential real estate loans aggregating $34.4 million and $9.6 million, respectively.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At March 31, 2017 and December 31, 2016, we serviced commercial loans for participants aggregating $32.6 million and $42.6 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $72.7 million and $75.2 million at March 31, 2017 and December 31, 2016, respectively. Service fee income of $20,000 and $1,000 was recorded for the three months ended March 31, 2017 and 2016, respectively, and is included in service charges and fees on the consolidated statements of net income.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2017, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average internal rate of return (10.05%), weighted average servicing fee (0.2501%), and average net cost to service loans ($58.90 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

Three Months Ended March 31, 2017
(In thousands)

Balance at the beginning of period:	$465
Capitalized mortgage servicing rights	—
Amortization	(29)
Balance at the end of period	$436
Fair value at the end of period	$605

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

Commercial real estate – Loans in this segment are primarily income-producing investment properties and owner-occupied commercial properties throughout New England. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2017 and 2016 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(751)	47	105	13	(14)	(600)
Charge-offs	(170)	(50)	—	(23)	—	(243)
Recoveries	851	1	—	6	—	858
Balance at March 31, 2016	$3,786	$2,429	$2,590	$18	$32	$8,855

Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	169	223	(182)	70	20	300
Charge-offs	(36)	—	(163)	(80)	—	(279)
Recoveries	118	1	4	15	—	138
Balance at March 31, 2017	$4,334	$3,086	$2,744	$43	$20	$10,227

Further information pertaining to the allowance for loan losses by segment at March 31, 2017 and December 31, 2016 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2017

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,334	3,086	2,744	43	20	10,227
Total allowance for loan losses	$4,334	$3,086	$2,744	$43	$20	$10,227

Impaired loans	$4,728	$2,583	$3,454	$70	$—	$10,835
Non-impaired loans	698,119	632,785	227,952	4,216	—	1,563,072
Loans acquired with deteriorated credit quality	15,159	4,219	1,096	—	—	20,474
Total loans	$718,006	$639,587	$232,502	$4,286	$—	$1,594,381

December 31, 2016

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,083	2,862	3,085	38	—	10,068
Total allowance for loan losses	4,083	2,862	3,085	38	—	10,068

Impaired loans	3,335	452	3,042	—	—	6,829
Non-impaired loans	701,766	609,107	217,972	4,424	—	1,533,269
Loans acquired with deteriorated credit quality	15,640	4,607	1,272	—	—	21,519
Total loans	$720,741	$614,166	$222,286	$4,424	$—	$1,561,617

The following is a summary of past due and non-accrual loans by class at March 31, 2017 and December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
March 31, 2017
Commercial real estate	$300	$131	$135	$566	$—	2,816
Residential real estate:
Residential	895	150	686	1,731	—	1,333
Home equity	167	2	36	205	—	36
Commercial and industrial	81	126	12	219	—	3,280
Consumer	32	13	4	49	—	13
Total legacy loans	1,475	422	873	2,770	—	7,478

Loans acquired from Chicopee Savings Bank	4,361	1,144	1,965	7,470	—	7,275

Total	$5,836	$1,566	$2,838	$10,240	$—	$14,753

December 31, 2016
Commercial real estate	$302	$555	$137	$994	$—	$2,740
Residential real estate:
Residential	791	262	689	1,742	—	1,658
Home equity	208	36	—	244	—	37
Commercial and industrial	326	32	—	358	—	3,214
Consumer	27	9	7	43	—	14
Total legacy loans	1,654	894	833	3,381	—	7,663

Loans acquired from Chicopee Savings Bank	3,854	1,907	551	6,312	—	6,394

Total past due loans	$5,508	$2,801	$1,384	$9,693	$—	$14,057

The following is a summary of impaired loans by class at March 31, 2017 and December 31, 2016:

	Impaired Loans (1)
				Three Months Ended
	At March 31, 2017			March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance: (2)
Commercial real estate	$19,887	$22,320	$—	$19,431	$217
Residential real estate	6,552	7,104	—	5,805	12
Home equity	250	341	—	125	1
Commercial and industrial	4,550	11,215	—	4,432	62
Consumer	70	72	—	35	—

Total impaired loans	$31,309	$41,052	$—	$29,828	$292

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.
(2)	Includes loans acquired with deteriorated credit quality from the Chicopee Bancorp, Inc. merger.

	Impaired Loans (1)
				Three Months Ended
	At December 31, 2016			March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance: (2)
Commercial real estate	$18,975	$21,330	$—	$3,618	$12
Residential real estate	5,059	5,676	—	425	—
Commercial and industrial	4,314	11,049	—	3,413	—

Total impaired loans	$28,348	$38,055	$—	$7,456	$12

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.
(2)	Includes loans acquired with deteriorated credit quality from the Chicopee Bancorp, Inc. merger.

No interest income was recognized for impaired loans on a cash-basis method during the three months ended March 31, 2017 or 2016. Interest income recognized on impaired loans during the three months ended March 31, 2017 and 2016 related to TDRs.

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

There were no significant loans modified in TDRs during the three months ended March 31, 2017 or 2016.

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within twelve months of restructuring during the three months ended March 31, 2017 or 2016.

There were no charge-offs on TDRs during the three months ended March 31, 2017 and 2016.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of March 31, 2017.

	Contractual Required Payments Receivable	Cash Expected to Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(1,195)	(1,061)	(134)	(346)	(715)
Dispositions	(414)	(324)	(90)	6	(330)
Balance at March 31, 2017	$35,828	$27,655	$8,173	$7,181	$20,474

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $98.4 million and $88.9 million at March 31, 2017 and December 31, 2016, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at March 31, 2017 and December 31, 2016:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2017
Loans rated 1 – 3	$668,755	$540,830	$92,575	$181,964	$4,216	$1,488,340
Loans rated 4	25,745	—	—	34,793	—	60,538
Loans rated 5	13,041	328	125	6,884	—	20,378
Loans rated 6	10,465	5,534	195	8,861	70	25,125
	$718,006	$546,692	$92,895	$232,502	$4,286	$1,594,381

December 31, 2016
Loans rated 1 – 3	$673,957	$516,339	$91,964	$180,675	$4,391	$1,467,326
Loans rated 4	24,207	—	—	16,621	6	40,834
Loans rated 5	14,068	—	—	6,727	—	20,795
Loans rated 6	6,604	5,744	119	15,379	27	27,873
Loans rated 7	1,905	—	—	2,884	—	4,789
	$720,741	$522,083	$92,083	$222,286	$4,424	$1,561,617

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill for the three months ended March 31, 2017 is summarized as follows:

Three Months Ended March 31, 2017
(In thousands)
Balance at December 31, 2016	$13,747
Current period adjustments	(1,260)
Balance at March 31, 2017	$12,487

At March 31, 2017 and December 31, 2016, the Company’s goodwill related to the acquisition of Chicopee in October 2016. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment. No goodwill impairment was recorded for the three months ended March 31, 2017.

During the three months ended March 31, 2017, management completed their evaluation of premises and equipment acquired from Chicopee, which resulted in a $2.4 million adjustment to the provisional fair values of bank premises acquired and a $1.4 million reduction in goodwill. The remaining adjustments to goodwill of $140,000 during the three months ended March 31, 2017 resulted from information obtain during the quarter about events and circumstances that existed as of the acquisition date.

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Core deposit intangibles are summarized as follows:

Three Months Ended March 31, 2017
(In thousands)
Balance at December 31, 2016	$4,438
Amortization	(94)
Balance at March 31, 2017	$4,344

Amortization expense was $94,000 for the three months ended March 31, 2017. At March 31, 2017, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $2.5 million thereafter.

7. SHARE-BASED COMPENSATION

Stock Options – Under the terms of the Chicopee merger agreement dated October 21, 2016, each option to purchase shares of Chicopee common stock issued by Chicopee and outstanding at the effective time of the merger pursuant to the Chicopee 2007 Equity Incentive Plan fully vested and converted into an option to purchase shares of WNEB common stock on the same terms and conditions as were applicable before the merger, except (1) the number of shares of WNEB common stock subject to the new option was adjusted to be equal to the product of the number of shares of Chicopee common stock subject to the existing option and the exchange ratio (rounding fractional shares to the nearest whole share) and (2) the exercise price per share of WNEB common stock under the new option was adjusted to be equal to the exercise price per share of Chicopee common stock of the existing option divided by the exchange ratio (rounded to the nearest whole cent)

A summary of stock option activity for the three months ended March 31, 2017 is presented below. No options were outstanding during the three months ended March 31, 2016.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 31, 2016	1,178,899	$6.01	1.98	$3,930
Exercised	(719,474)	5.93	0.92	2,796
Outstanding at March 31, 2017	459,425	$6.14	3.63	$1,472

Exercisable at March 31, 2017	459,425	$6.14	3.63	$1,472

Cash received for options exercised during the three months ended March 31, 2017 was $4.3 million.

Restricted Stock Awards – In May 2014, our shareholders approved a stock-based compensation plan under which up to 516,000 shares of our common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Authorized but unissued shares are issued to awardees upon vesting of such awards. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.

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

The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At March 31, 2017, an additional 404,700 shares were available for future grants under this plan.

Our stock award plan activity for the three months ended March 31, 2017 and 2016 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	91,371	$7.51
Shares vested	(11,200)	7.18
Outstanding at March 31, 2017	80,171	$7.56

Outstanding at December 31, 2015	54,160	$7.28
Shares vested	(11,200)	7.18
Outstanding at March 31, 2016	42,960	$7.30

We recorded compensation cost related to the stock awards of $162,000 and $34,000 for the three months ended March 31, 2017 and 2016, respectively.

8.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $155.0 million at both March 31, 2017 and December 31, 2016. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at March 31, 2017 and December 31, 2016. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit as of March 31, 2017 or December 31, 2016. Customer repurchase agreements were $21.9 million at March 31, 2017 and $17.4 million at December 31, 2016. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at March 31, 2017 or December 31, 2016. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At March 31, 2017, we had $123.7 million in long-term debt with the FHLBB. This compares to $124.8 million in long-term debt with FHLBB advances at December 31, 2016.

Customer repurchase agreements are collateralized by government-sponsored enterprise obligations with fair value of $6.7 million and $24.6 million, and mortgage backed securities with a fair value of $69.9 million and $57.6 million, at March 31, 2017 and December 31, 2016, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain mortgage-backed securities.

9.  PENSION BENEFITS

We maintain a pension plan for our eligible employees. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2017. No contributions have been made to the plan for the three months ended March 31, 2017. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as third-party administrator for our 401(k) and ESOP plans.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Service cost	$267	$293
Interest cost	254	240
Expected return on assets	(298)	(274)
Amortization of actuarial loss	51	16
Net periodic pension cost	$274	$275

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2017 and December 31, 2016.

March 31, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$7	Other Liabilities	$2,832

December 31, 2016	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$3,152

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest income and expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into interest rate swaps as part of our interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.

The following table presents information about our cash flow hedges at March 31, 2017 and December 31, 2016:

March 31, 2017	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	3.1	1.07%	2.46%	$(2,825)

December 31, 2016	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	3.4	0.92%	2.46%	$(3,152)

During 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees are amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the three months ended March 31, 2017 or 2016.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest rate swaps	$53	$(2,551)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated other comprehensive income into net income for the effective portion of interest rate swaps and termination fees was $538,000 and $247,000 during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

As of March 31, 2017, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.9 million. As of March 31, 2017, we have minimum collateral posting thresholds with certain of our derivative counterparties and have no collateral posted against our obligations under these agreements. If we had breached any of these provisions at March 31, 2017, we could have been required to settle our obligations under the agreements at the termination value.

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

FHLBB and other stock - These investments are carried at cost which is their estimated redemption value.

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

Deposit liabilities – The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale
Government-sponsored mortgage-backed securities	$—	$204,411	$—	$204,411
U.S. government guaranteed mortgage-backed securities	—	16,725	—	16,725
Corporate bonds	—	50,334	—	50,334
State and municipal bonds	—	3,685	—	3,685
Government-sponsored enterprise obligations	—	24,204	—	24,204
Mutual funds	6,321	—	—	6,321
Total securities available for sale	6,321	299,359	—	305,680

Interest rate swaps	—	7	—	7
Total assets	$6,321	$299,366	$—	$305,687

Liabilities:
Interest rate swaps	$—	$2,832	$—	$2,832

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$180,136	$—	$180,136
U.S. government guaranteed mortgage-backed securities	—	17,350	—	17,350
Corporate bonds	—	50,317	—	50,317
State and municipal bonds	—	4,008	—	4,008
Government-sponsored enterprise obligations	—	42,008	—	42,008
Mutual funds	6,296	—	—	6,296
Total assets	$6,296	$293,819	$—	$300,115

Liabilities:
Interest rate swaps	$—	$3,152	$—	$3,152

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at March 31, 2017. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2016. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2016.

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

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2017 and 2016. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	March 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40,716	$40,716	$—	$—	$40,716
Securities available-for-sale	305,680	6,321	299,359	—	305,680
Federal Home Loan Bank of Boston and other restricted stock	16,124	—	—	16,124	16,124
Loans - net	1,589,380	—	—	1,557,138	1,557,138
Accrued interest receivable	5,508	—	—	5,508	5,508
Mortgage servicing rights	436	—	605	—	605
Derivative assets	7	—	7	—	7

Liabilities:
Deposits	1,521,219	—	—	1,521,230	1,521,230
Short-term borrowings	176,883	—	176,876	—	176,876
Long-term debt	123,668	—	124,260	—	124,260
Accrued interest payable	428	—	—	428	428
Derivative liabilities	2,832	—	2,832	—	2,832

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$70,234	$70,234	$—	$—	$70,234
Securities available-for-sale	300,115	6,296	293,819	—	300,115
Federal Home Loan Bank of Boston and other restricted stock	16,124	—	—	16,124	16,124
Loans - net	1,556,416	—	—	1,525,274	1,525,274
Accrued interest receivable	5,782	—	—	5,782	5,782
Mortgage servicing rights	465	—	628	—	628

Liabilities:
Deposits	1,518,071	—	—	1,521,580	1,521,580
Short-term borrowings	172,351	—	172,351	—	172,351
Long-term debt	124,836	—	125,183	—	125,183
Accrued interest payable	1,012	—	—	1,012	1,012
Derivative liabilities	3,152	—	3,152	—	3,152

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update but does not expect adoption to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This Update was issued as part of the FASB’s simplification initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this Update during the three months ended March 31, 2017 and recorded a tax benefit of $659,000 on stock options exercised.

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

In March 2017, the FASB issued ASU No. 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market areas of western Massachusetts and northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three months ended March 31, 2017 in the context of this strategy.

●	Net income was $5.1 million, or $0.17 per diluted share, for the three months ended March 31, 2017, compared to $2.0 million, or $0.11 per diluted share, for the same period in 2016.

●	The provision for loan losses was $300,000 for the three months ended March 31, 2017, compared to a credit of $600,000 for the same period in 2016. The credit for the 2016 period was primarily the result of an $852,000 recovery on a single commercial real estate loan, previously charged off.

●	Net interest income increased $6.3 million to $14.5 million for the three months ended March 31, 2017 from $8.2 million for the three months ended March 31, 2016. The net interest margin, on a tax-equivalent basis, increased 47 basis points from 2.61% for the three months ended March 31, 2016 to 3.08% for the same period in 2017. The increase in net interest income was primarily due to a 29 basis point increase in the yield on average interest-earning assets due to a $664.4 million increase in the average balance of interest-earning assets as well as a 13 basis point decrease in the cost of interest-bearing liabilities. The first quarter 2017 represents a full quarter of post Chicopee merger impacts.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2016 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016

Total assets increased $10.5 million to $2.09 billion at March 31, 2017 from $2.08 billion at December 31, 2016. The growth was primarily attributable to $33.1 million, or 2.1%, increase in total loans, partially offset by a decrease of $29.5 million in cash used to fund loan growth. Cash and cash equivalents decreased $29.5 million, or 42.0%, to $40.7 million at March 31, 2017 from $70.2 million at December 31, 2016.

Total loans of $1.59 billion increased $33.1 million, or 2.1%, at March 31, 2017, from $1.56 billion at December 31, 2016. The increase was due to $25.4 million, or 4.1%, increase in residential loans, including home equity loans, an increase of $10.2 million, or 4.6%, in commercial and industrial loans, partially offset by a decrease of $2.7 million, or 0.4%, in commercial real estate loans. The decrease in the commercial real estate portfolio was largely related to the expected payoff of a $7.5 million completed commercial real estate project during first quarter 2017.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $14.8 million at March 31, 2017 and $14.1 million at December 31, 2016. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $211,000 and $136,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, our nonperforming loans to total loans were 0.92% and 0.90%, respectively, while our nonperforming assets to total assets were 0.71% and 0.69%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

During the three months ended March 31, 2017, management completed their evaluation of premises and equipment acquired from Chicopee, which resulted in a $2.4 million adjustment to the provisional fair values of bank premises acquired and a $1.4 million reduction to goodwill. The remaining adjustments to goodwill of $140,000 during the three months ended March 31, 2017 resulted from information obtain during the quarter about events and circumstances that existed as of the acquisition date. A summary of our goodwill and other intangibles are listed in Note 6 of the accompanying unaudited consolidated financial statements.

Total deposits increased $3.1 million, or 0.2%, at March 31, 2017, from $1.52 billion at December 31, 2016. Core deposits, defined as all deposits except time deposits, represented 62.6% of total deposits, and increased $7.9 million, or 0.8%, from $945.1 million at December 31, 2016 to $953.0 million at March 31, 2017. The increase in core deposits was due to a $12.3 million, or 14.9%, increase in interest-bearing checking accounts, an increase in noninterest-bearing checking accounts of $7.5 million, or 2.5%, and an increase in savings accounts of $4.3 million, or 3.5%, partially offset by a decrease in money market accounts of $16.2 million, or 3.7%. Time deposits decreased $4.7 million, or 0.8%, from $572.9 million at December 31, 2016 to $568.2 million at March 31, 2017. Time deposits represented 37.4% of total deposits at March 31, 2017, compared to 43.2% at March 31, 2016 and 37.7% at December 31, 2016.

Borrowings increased $3.4 million, or 1.1%, to $300.6 million at March 31, 2017 from $297.2 million at December 31, 2016. Short-term borrowings increased $4.5 million, or 2.6%, to $176.9 million at March 31, 2017 from $172.4 million at December 31, 2016 due to an increase in customer repurchase agreement balances. Long-term debt decreased $1.2 million, or 1.0%, to $123.7 million at March 31, 2017 from $124.8 million at December 31, 2016. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

Shareholders’ equity was $245.8 million, or 11.8% of total assets, at March 31, 2017 and $238.4 million, or 11.5% of total assets, at December 31, 2016. The increase in shareholders’ equity during the quarter reflects net income of $5.1 million, the exercise of 719,474 stock options for $4.3 million and comprehensive income of $1.6 million. These increases were offset by the repurchase of 321,015 shares of common stock for $3.1 million at an average cost of $9.58 per share, and the payment of regular dividends of $886,000 for the three months ended March 31, 2017.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

General

Net income was $5.1 million, or $0.17 per diluted share, for the quarter ended March 31, 2017, compared to $2.0 million, or $0.11 per diluted share, for the same period in 2016. Net interest income was $14.5 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2017 and 2016, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans (1)(2)	$1,560,341	$16,040	4.11%	$823,335	$8,280	4.02%
Securities (2)	307,912	1,912	2.48	411,034	2,590	2.52
Other investments - at cost	17,510	163	3.72	16,051	132	3.29
Short-term investments (3)	57,326	72	0.50	28,276	25	0.35
Total interest-earning assets	1,943,089	18,187	3.74	1,278,696	11,027	3.45
Total noninterest-earning assets	130,771			80,510
Total assets	$2,073,860			$1,359,206

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$90,498	$74	0.33%	$30,531	$20	0.26%
Savings accounts	125,228	33	0.11	76,958	20	0.10
Money market accounts	428,522	392	0.37	248,597	227	0.37
Time certificates of deposit	571,855	1,510	1.06	398,598	1,205	1.21
Total interest-bearing deposits	1,216,103	2,009		754,684	1,472
Short-term borrowings and long-term debt	303,795	1,445	1.90	290,069	1,246	1.72
Interest-bearing liabilities	1,519,898	3,454	0.91	1,044,753	2,718	1.04
Noninterest-bearing deposits	304,448			155,887
Other noninterest-bearing liabilities	6,331			17,987
Total noninterest-bearing liabilities	310,779			173,874

Total liabilities	1,830,677			1,218,627
Total equity	243,183			140,579
Total liabilities and equity	$2,073,860			$1,359,206
Less: Tax-equivalent adjustment (2)		(230)			(66)
Net interest and dividend income		$14,503			$8,243
Net interest rate spread (4)			2.83%			2.41%
Net interest margin (5)			3.08%			2.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.84			122.39

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans (1)	$7,407	$353	$7,760
Securities (1)	(650)	(28)	(678)
Other investments - at cost	12	19	31
Short-term investments	26	21	47
Total interest-earning assets	6,795	365	7,160

Interest-bearing liabilities
Interest-bearing checking accounts	39	15	54
Savings accounts	13	—	13
Money market accounts	164	1	165
Time deposits	524	(219)	305
Short-term borrowing and long-time debt	59	140	199
Total interest-bearing liabilities	799	(63)	736
Change in net interest and dividend income (1)	$5,996	$428	$6,424

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 34%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $6.3 million, or 75.9%, to $14.5 million for the three months ended March 31, 2017, compared to $8.2 million for the three months ended March 31, 2016. The increase reflected a $7.0 million, or 63.8%, increase in interest income as average earning assets increased $664.4 million, or 52.0%, primarily due to loan growth as a result of the merger along with organic loan growth. The yield on assets increased 29 basis points from 3.45% for the three months ended March 31, 2016 to 3.74% for the three months ended March 31, 2017.

For the three months ended March 31, 2017, interest expense increased $736,000, or 27.1%, compared to the three months ended March 31, 2016. During the same period, interest-bearing liabilities increased $475.1 million, or 45.5%, while non-interest bearing liabilities, such as demand accounts, increased $148.6 million, or 95.3%. The net interest margin of 3.08%, for the three months ending March 31, 2017, increased 47 basis points, compared to 2.61% for the three months ended March 31, 2016. The three months ended March 31, 2017 include amortization of purchase accounting adjustments related to the Chicopee acquisition, which increased net interest income by $661,000. Excluding these items, net interest margin for the first quarter of 2017 would have been 2.94%.

During the first quarter of 2016, we prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% in order to eliminate higher-cost borrowings. In addition, we utilized cash on hand to pay off $20.0 million in maturing FHLBB borrowings. There were no prepayments of borrowings during the first quarter of 2017.

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

The amount of the provision for loan losses during the three months ended March 31, 2017 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in residential and commercial and industrial loans. After evaluating these factors, we recorded a provision for loan losses of $300,000 for the three months ended March 31, 2017, compared to a credit of $600,000 for the same period in 2016. The allowance was $10.2 million and $10.1 million, respectively, and 0.64% of total loans at March 31, 2017 and December 31, 2016.

Net charge-offs were $141,000 for the three months ended March 31, 2017. This comprised charge-offs of $279,000 for the three months ended March 31, 2017, offset partially by recoveries of $138,000 for the same period.

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

Noninterest Income

For the three months ended March 31, 2017, non-interest income increased $1.0 million, or 99.8%, to $2.0 million, compared to $1.0 million for the three months ended March 31, 2016. The increase was primarily driven by an increase in service charges and fee income of $642,000, or 72.6%, and an increase of $127,000 in other income, partially offset by a decrease in gains on sales of securities of $749,000, or 109.3%.

Noninterest Expense

For the three months ended March 31, 2017, non-interest expense of $11.0 million increased $3.9 million, or 55.3%, from $7.1 million, for the three months ended March 31, 2016. The increase was primarily due to a $2.4 million, or 62.7%, increase in salaries and benefits due to the addition of the Chicopee staff and normal merit increases that typically occur during the first quarter of each year. Occupancy expense increased $476,000, or 59.4%, due to the acquisition of the Chicopee branches, while merger related expenses increased $256,000. The increase to non-interest expense reflects generally higher level of expenses associated with operating a larger financial institution, which include additional employees, increased costs for data processing, occupancy, and professional services. Although there are overall added expenses, the merger provided the opportunity to achieve greater economies of scale as reflected in the improvement in the efficiency ratio from 72.9%, for the three months ended March 31, 2016, to 63.7% for the three months ended March 31, 2017.

Income Taxes

For the three months ended March 31, 2017, we had a tax provision of $147,000 as compared to $822,000 for the same period in 2016. The effective tax rate was 2.8% for the three months ended March 31, 2017 and 29.5% for the same period in 2016. The three months ended March 31, 2017 include $1.6 million in tax benefits recorded in connection with the reversal of a deferred tax valuation allowance and the exercises of stock options.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at March 31, 2017, was $135.5 million. In addition, we have available lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

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

At March 31, 2017, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2017, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of March 31, 2017, and December 31, 2016, are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purpose		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$252,305	15.59%	$129,459	8.00%	N/A	N/A
Bank	242,388	14.99	129,340	8.00	$161,675	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,018	14.96	97,094	6.00	N/A	N/A
Bank	232,101	14.36	97,005	6.00	129,340	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	242,018	14.96	72,821	4.50	N/A	N/A
Bank	232,101	14.36	72,754	4.50	105,089	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	242,018	11.72	82,595	4.00	N/A	N/A
Bank	232,101	11.25	82,495	4.00	103,119	5.00

December 31, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$245,389	15.10%	$130,037	8.00%	N/A	N/A
Bank	237,626	14.64	129,879	8.00	$162,349	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	97,528	6.00	N/A	N/A
Bank	227,498	14.01	97,409	6.00	129,879	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	235,261	14.47	73,146	4.50	N/A	N/A
Bank	227,498	14.01	73,057	4.50	105,527	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,261	12.19	77,187	4.00	N/A	N/A
Bank	227,498	11.86	76,745	4.00	95,931	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at March 31, 2017:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations (1)	$1,125	$2,135	$1,834	$8,715	$13,809

Borrowings and Debt
Federal Home Loan Bank	200,290	64,772	8,753	4,853	278,668
Securities sold under agreements to repurchase	21,883	—	—	—	21,883
Total borrowings and debt	222,173	64,772	8,753	4,853	300,551

Credit Commitments
Available lines of credit	159,752	8	1	56,166	215,927
Other loan commitments	49,341	13,571	849	3,409	67,170
Letters of credit	7,083	642	—	255	7,980
Total credit commitments	216,176	14,221	850	59,830	291,077

Other Obligations
Vendor Contracts	2,680	5,288	5,288	7,712	20,968

Total Obligations	$442,154	$86,416	$16,725	$81,110	$626,405
(1)	Payments are for the lease of real property

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2016 Annual Report. Please refer to Item 7A of the 2016 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2016 Annual Report. There are no material changes in the risk factors relevant to our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - 31, 2017	285,852	9.46	285,852	—
February 1 - 28, 2017	—	—	—	—
March 1 - 31, 2017	35,163	10.51	35,163	3,011,837
Total	321,015	9.58	321,015	3,011,837

(1)	On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of January 31, 2017, the repurchase program was completed.

(2)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2017.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.