Form 10-Q
period 2017-06-30
Western New England Bancorp, Inc.
filed 2017-08-07
CIK 1157647

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 7, 2017, the registrant had 31,070,107 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS - UNAUDITED

 (Dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
CASH AND DUE FROM BANKS	$16,444	$23,297
FEDERAL FUNDS SOLD	716	4,388
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	2,247	42,549
CASH AND CASH EQUIVALENTS	19,407	70,234

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	303,395	300,115
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	16,075	16,124
LOANS - Net of allowance for loan losses of $10,418 and $10,068 at June 30, 2017 and December 31, 2016, respectively	1,598,246	1,556,416
PREMISES AND EQUIPMENT, Net	23,754	20,885
ACCRUED INTEREST RECEIVABLE	5,594	5,782
BANK-OWNED LIFE INSURANCE	67,858	66,938
DEFERRED TAX ASSET, Net	15,840	16,159
GOODWILL	12,487	13,747
CORE DEPOSIT INTANGIBLE	4,250	4,438
OTHER ASSETS	6,557	5,180
TOTAL ASSETS	$2,073,463	$2,076,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Non-interest-bearing	$299,493	$303,993
Interest-bearing	1,195,844	1,214,078
Total deposits	1,495,337	1,518,071

SHORT-TERM BORROWINGS	191,008	172,351
LONG-TERM DEBT	117,704	124,836
OTHER LIABILITIES	18,213	22,364
TOTAL LIABILITIES	1,822,262	1,837,622

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 31,070,107 shares issued and outstanding at June 30, 2017; 30,380,231 shares issued and outstanding at December 31, 2016	311	304
Additional paid-in capital	209,425	205,996
Unearned compensation – ESOP	(6,105)	(6,418)
Unearned compensation – Equity Incentive Plan	(1,109)	(536)
Retained earnings	58,786	51,711
Accumulated other comprehensive loss	(10,107)	(12,661)
TOTAL SHAREHOLDERS’ EQUITY:	251,201	238,396
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,073,463	$2,076,018

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

 (Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$13,406	$6,924	$26,568	$13,436
Commercial and industrial loans	2,721	1,674	5,297	3,370
Consumer loans	84	41	173	83
Debt securities, taxable	1,871	1,679	3,700	4,106
Debt securities, tax-exempt	25	28	56	104
Equity securities	35	43	70	95
Other investments - at cost	166	136	329	268
Federal funds sold, interest-bearing deposits and other short-term investments	19	29	92	53
Total interest and dividend income	18,327	10,554	36,285	21,515
INTEREST EXPENSE:
Deposits	2,059	1,535	4,068	3,007
Long-term debt	549	461	1,100	1,303
Short-term borrowings	976	556	1,871	960
Total interest expense	3,584	2,552	7,039	5,270
Net interest and dividend income	14,743	8,002	29,246	16,245
PROVISION FOR LOAN LOSSES	350	625	650	25
Net interest and dividend income after provision for loan losses	14,393	7,377	28,596	16,220

NON-INTEREST INCOME (LOSS):
Service charges and fees	1,549	859	3,075	1,743
Income from bank-owned life insurance	480	403	919	764
Loss on prepayment of borrowings	—	—	—	(915)
Gain (loss) on sales of securities, net	46	(2)	(18)	683
Other income	—	—	116	—
Total non-interest income	2,075	1,260	4,092	2,275
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,239	3,845	12,464	7,652
Occupancy	917	564	1,924	1,157
Furniture and equipment	366	247	739	481
Data processing	669	380	1,060	764
Professional fees	681	545	1,277	1,061
FDIC insurance assessment	186	190	303	380
Merger related expenses	216	929	626	1,083
Advertising	385	262	633	504
Other	1,637	1,036	3,240	1,988
Total non-interest expense	11,296	7,998	22,266	15,070
INCOME BEFORE INCOME TAXES	5,172	639	10,422	3,425
INCOME TAX PROVISION	1,416	250	1,563	1,072
NET INCOME	$3,756	$389	$8,859	$2,353

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.13	$0.02	$0.30	$0.14
Weighted average shares outstanding	29,980,518	17,337,955	29,790,164	17,321,022
Diluted earnings per share	$0.12	$0.02	$0.30	$0.14
Weighted average diluted shares outstanding	30,120,025	17,337,955	30,000,280	17,321,022

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

 (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$3,756	$389	$8,859	$2,353

Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	1,326	2,606	1,752	6,179
Reclassification adjustment for loss (gain) realized in income(1)	(46)	2	18	(683)
Amortization of net unrealized loss on held-to-maturity securities(2)	—	—	—	26
Net unrealized loss upon transfer of held-to-maturity to available-for-sale(3)	—	—	—	2,288
Net unrealized gains	1,280	2,608	1,770	7,810
Tax effect	(481)	(895)	(527)	(2,692)
Net-of-tax amount	799	1,713	1,243	5,118

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(346)	(729)	(293)	(3,280)
Reclassification adjustment for loss realized in interest expense(4)	249	90	523	185
Reclassification adjustment for termination fee realized in interest expense(5)	266	266	530	418
Net adjustments relating to derivative instruments	169	(373)	760	(2,677)
Tax effect	(67)	127	165	910
Net-of-tax amount	102	(246)	925	(1,767)

Defined benefit pension plans:
Amortization of defined benefit plans actuarial loss(6)	51	31	102	47
Tax effect	(21)	(10)	284	(16)
Net-of-tax amount	30	21	386	31

Other comprehensive income	931	1,488	2,554	3,382

Comprehensive income	$4,687	$1,877	$11,413	$5,735

(1) Realized gains and losses on available-for-sale securities is recognized as a component of non-interest income. The tax effects applicable to net realized (loss) gains were $19,000 and $(1) for the three months ended June 30, 2017 and 2016, respectively. The tax effects applicable to net realized (loss) gains was $(7,000) and $235,000 for the six months ended June 30, 2016 and 2015, respectively.

(2) Amortization of net unrealized (loss) gain on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $(9,000) for the six months ended June 30, 2016.

(3) Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the six months ended June 30, 2016.

(4) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $102,000 and $31,000 for the three months ended June 30, 2017 and 2016, respectively. Income tax effects associated with the reclassification adjustment were $214,000 and $163,000 for the six months ended June 30, 2017 and 2016, respectively.

(5) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $107,000 and $90,000 for the three months ended June 30, 2017 and 2016, respectively. Income tax effects associated with the reclassification adjustment were $215,000 and $142,000 for the six months ended June 30, 2017 and 2016, respectively.

(6) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were $21,000 and $10,000 for the three months ended June 30, 2017 and 2016, respectively. Income tax effects associated with the reclassification adjustments were $42,000 and $16,000 for the six months ended June 30, 2017 and 2016, respectively.

Tax rate on reclassification adjustments was 40.85% for the 2017 period and 34.0% for the comparable 2016 period.

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income	—	—	—	—	—	2,353	3,382	5,735
Common stock held by ESOP committed to be released (74,430 shares)	—	—	44	257	—	—	—	301
Share-based compensation - equity incentive plan	—	—	—	—	101	—	—	101
Excess tax benefit from equity incentive plan	—	—	4	—	—	—	—	4
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(1,038)	—	(1,038)
BALANCE AT JUNE 30, 2016	18,330,487	$184	$108,742	$(6,695)	$(697)	$50,631	$(7,596)	$144,569

BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Comprehensive income	—	—	—	—	—	8,859	2,554	11,413
Common stock held by ESOP committed to be released (93,679 shares)	—	—	141	313	—	—	—	454
Share-based compensation - equity incentive plan	—	—	—	—	331	—	—	331
Common stock repurchased	(321,015)	(3)	(3,071)	—	—	—	—	(3,074)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(1,784)	—	(1,784)
BALANCE AT JUNE 30, 2017	31,070,107	$311	$209,425	$(6,105)	$(1,109)	$58,786	$(10,107)	$251,201

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$8,859	$2,353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	25
Depreciation and amortization of premises and equipment	970	648
Accretion of purchase accounting adjustments, net	(998)	—
Amortization of core deposit intangible	188	—
Net amortization of premiums and discounts on securities and mortgage loans	1,964	1,950
Net amortization of premiums on modified debt	—	52
Share-based compensation expense	331	101
ESOP expense	454	301
Excess tax benefits from equity incentive plan	—	(4)
Net loss (gains) on sales of securities	18	(683)
Loss on sale of other real estate owned	6	—
Loss on prepayment of borrowings	—	915
Deferred income tax benefit	(973)	—
Income from bank-owned life insurance	(919)	(764)
Changes in assets and liabilities:
Accrued interest receivable	188	166
Other assets	(1,668)	(510)
Other liabilities	(2,768)	(3,498)
Net cash provided by operating activities	6,302	1,052

INVESTING ACTIVITIES:
Securities, held to maturity:
Proceeds from calls, maturities, and principal collections	—	6,835
Securities, available for sale:
Purchases	(44,621)	(39,094)
Proceeds from sales	4,576	136,824
Proceeds from calls, maturities, and principal collections	36,571	26,258
Purchase of residential mortgages	(34,375)	(70,437)
Loan originations and principal payments, net	(7,786)	(16,895)
Redemption of Federal Home Loan Bank of Boston stock	49	3,807
Proceeds from sale of other real estate owned	292	—
Purchases of premises and equipment	(1,445)	(328)
Proceeds from sale of premises and equipment	—	20
Net cash (used in) provided by investing activities	(46,739)	46,990

FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(22,216)	20,549
Net change in short-term borrowings	18,657	16,300
Repayment of long-term debt	(8,221)	(76,414)
Proceeds from long-term debt	1,238	121
Cash dividends paid	(1,784)	(1,038)
Common stock repurchased	(3,529)	—
Issuance of common stock in connection with stock option exercises	5,465	—
Excess tax benefits in connection with equity incentive plan	—	4
Net cash used in financing activities	(10,390)	(40,478)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(50,827)	7,564
Beginning of period	70,234	13,703
End of period	$19,407	$21,267

Supplemental cashflow information:
Securities reclassified from held-to-maturity to available-for-sale	$—	$(232,817)
Net change in cash due to broker for common stock repurchased	(455)	—
Interest paid	7,028	5,402
Taxes paid	3,148	1,845

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

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

Wholly-Owned Subsidiaries and Acquisition – Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts-chartered securities corporations, formed for the primary purpose of holding qualified securities. WB Real Estate Holdings, LLC, is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank. On October 21, 2016, we acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts.

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of Western New England Bancorp, the Bank, CSB Colts, Inc., Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2017, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations for the year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Reclassifications – Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

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

Earnings per common share for the three and six months ended June 30, 2017 and 2016 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net income applicable to common stock	$3,756	$389	$8,859	$2,353

Average number of common shares issued	30,882	18,294	30,696	18,281
Less: Average unallocated ESOP Shares	(861)	(945)	(873)	(954)
Less: Average unvested equity incentive plan shares	(41)	(11)	(33)	(5)

Average number of common shares outstanding used to calculate basic earnings per common share	29,980	17,338	29,790	17,322

Effect of dilutive equity incentive plan	—	—	6	—
Effect of dilutive stock options	140	—	204	—

Average number of common shares outstanding used to calculate diluted earnings per common share	30,120	17,338	30,000	17,322

Basic earnings per share	$0.13	$0.02	$0.30	$0.14
Diluted earnings per share	$0.12	$0.02	$0.30	$0.14

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)

Net unrealized losses on securities available-for-sale	$(4,093)	$(5,863)
Tax effect	1,497	2,024
Net-of-tax amount	(2,596)	(3,839)

Fair value of derivatives used for cash flow hedges	(2,922)	(3,152)
Termination fees on forward starting interest rate swaps	(4,203)	(4,733)
Total derivatives	(7,125)	(7,885)
Tax effect	2,846	2,681
Net-of-tax amount	(4,279)	(5,204)

Unrecognized actuarial loss on defined benefit plan	(5,380)	(5,482)
Tax effect	2,148	1,864
Net-of-tax amount	(3,232)	(3,618)

Accumulated other comprehensive loss	$(10,107)	$(12,661)

The following table presents changes in accumulated other comprehensive loss for the periods ended June 30, 2017 and 2016 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive income (loss)	5,118	(1,767)	31	3,382
Balance at June 30, 2016	$2,072	$(7,268)	$(2,400)	$(7,596)

Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Current-period other comprehensive income	1,243	925	386	2,554
Balance at June 30, 2017	$(2,596)	$(4,279)	$(3,232)	$(10,107)

4.       SECURITIES

Securities available-for-sale are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$205,940	$114	$(3,193)	$202,861
U.S. government guaranteed mortgage-backed securities	16,714	—	(453)	16,261
Corporate bonds	49,525	524	(59)	49,990
State and municipal bonds	3,504	22	(44)	3,482
Government-sponsored enterprise obligations	25,150	—	(721)	24,429
Mutual funds	6,655	—	(283)	6,372
Total available-for-sale	$307,488	$660	$(4,753)	$303,395

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$184,127	$33	$(4,024)	$180,136
U.S. government guaranteed mortgage-backed securities	17,753	—	(403)	17,350
Corporate bonds	50,255	265	(203)	50,317
State and municipal bonds	4,117	13	(122)	4,008
Government-sponsored enterprise obligations	43,140	—	(1,132)	42,008
Mutual funds	6,586	—	(290)	6,296
Total available-for-sale securities	$305,978	$311	$(6,174)	$300,115

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 8).

The amortized cost and fair value of securities available-for-sale at June 30, 2017, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations.

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$27,831	$27,740
Due after five years through ten years	7,522	7,463
Due after ten years	187,301	183,919
Total	$222,654	$219,122

Debt securities:
Due in one year or less	$3,859	$3,884
Due after one year through five years	28,260	28,525
Due after five years through ten years	39,309	38,906
Due after ten years	6,751	6,586
Total	$78,179	$77,901

Gross realized gains and losses on sales of securities available-for-sale for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Gross gains realized	$46	$—	$46	$1,520
Gross losses realized	—	(2)	(64)	(837)
Net gain realized	$46	$(2)	$(18)	$683

Proceeds from the sale of securities available-for-sale amounted to $4.6 million and $136.8 million for the six months ended June 30, 2017 and 2016, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2017
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$2,447	$150,960	$746	$21,022
U.S. government guaranteed mortgage-backed securities	188	10,568	265	5,692
Corporate bonds	59	6,678	—	—
State and municipal bonds	44	1,557	—	—
Government-sponsored enterprise obligations	721	24,429	—	—
Mutual funds	60	3,485	223	2,888
Total available-for-sale	$3,519	$197,677	$1,234	$29,602

	December 31, 2016
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$3,016	$147,691	$1,008	$27,303
U.S. government guaranteed mortgage-backed securities	192	12,536	211	4,814
Corporate bonds	203	18,481	—	—
State and municipal bonds	95	1,507	27	305
Government-sponsored enterprise obligations	1,132	42,008	—	—
Mutual funds	79	3,429	211	2,867
Total available-for-sale	$4,717	$225,652	$1,457	$35,289

	June 30, 2017
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government sponsored mortgage-backed securities	58	$153,407	$2,447	1.6%	9	$21,768	$746	3.4%
U.S. government guaranteed mortgage-backed securities	3	10,756	188	1.7	3	5,957	265	4.4
Government sponsored enterprise obligations	9	25,150	721	2.9	0	—	—	—
Corporate bonds	3	6,737	59	0.9	0	—	—	—
State and municipal bonds	3	1,601	44	2.7	0	—	—	—
Mutual funds	1	3,545	60	1.7	2	3,111	223	7.2
		$201,196	$3,519			$30,836	$1,234

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	June 30,	December 31,
	2017	2016
	(In thousands)
Commercial real estate	$716,831	$720,741
Residential real estate:
Residential	545,966	522,083
Home equity	92,240	92,083
Commercial and industrial	244,014	222,286
Consumer	4,531	4,424
Total Loans	1,603,582	1,561,617
Unearned premiums and deferred loan fees and costs, net	5,082	4,867
Allowance for loan losses	(10,418)	(10,068)
	$1,598,246	$1,556,416

During the six months ended June 30, 2017 and 2016, we purchased residential real estate loans aggregating $34.4 million and $70.4 million, respectively.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At June 30, 2017 and December 31, 2016, we serviced commercial loans for participants aggregating $33.9 million and $42.6 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $69.9 million and $75.2 million at June 30, 2017 and December 31, 2016, respectively. Service fee income of $34,000 and $2,000 was recorded for the six months ended June 30, 2017 and 2016, respectively, and is included in service charges and fees on the consolidated statements of net income.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2017, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average internal rate of return (10.05%), weighted average servicing fee (0.2501%), and average net cost to service loans ($58.30 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands)

Balance at the beginning of period:	$436	$465
Capitalized mortgage servicing rights	—	—
Amortization	(28)	(57)
Balance at the end of period	$408	$408
Fair value at the end of period	$570	$570

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2017 and 2016 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2016	$3,786	$2,429	$2,590	$18	$32	$8,855
Provision (credit)	75	374	207	8	(39)	625
Charge-offs	—	—	—	(18)	—	(18)
Recoveries	95	1	—	12	—	108
Balance at June 30, 2016	$3,956	$2,804	$2,797	$20	$(7)	$9,570

Balance at March 31, 2017	$4,334	$3,086	$2,744	$43	$20	$10,227
Provision (credit)	138	60	108	51	(7)	350
Charge-offs	—	(42)	(120)	(53)	—	(215)
Recoveries	—	22	22	12	—	56
Balance at June 30, 2017	$4,472	$3,126	$2,754	$53	$13	$10,418

Six Months Ended
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(676)	422	312	20	(53)	25
Charge-offs	(170)	(50)	—	(40)	—	(260)
Recoveries	946	1	—	18	—	965
Balance at June 30, 2016	$3,956	$2,804	$2,797	$20	$(7)	$9,570

Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	307	281	(71)	120	13	650
Charge-offs	(36)	(41)	(285)	(133)	—	(495)
Recoveries	118	24	25	28	—	195
Balance at June 30, 2017	$4,472	$3,126	$2,754	$53	$13	$10,418

Further information pertaining to the allowance for loan losses by segment at June 30, 2017 and December 31, 2016 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2017

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,472	3,126	2,754	53	13	10,418
Total allowance for loan losses	$4,472	$3,126	$2,754	$53	$13	$10,418

Impaired loans	$3,974	$3,172	$3,823	$116	$—	$11,085
Non-impaired loans	698,314	630,866	239,084	4,415	—	1,572,679
Loans acquired with deteriorated credit quality	14,543	4,168	1,107	—	—	19,818
Total loans	$716,831	$638,206	$244,014	$4,531	$—	$1,603,582

December 31, 2016

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,083	2,862	3,085	38	—	10,068
Total allowance for loan losses	4,083	2,862	3,085	38	—	10,068

Impaired loans	3,335	452	3,042	—	—	6,829
Non-impaired loans	701,766	609,107	217,972	4,424	—	1,533,269
Loans acquired with deteriorated credit quality	15,640	4,607	1,272	—	—	21,519
Total loans	$720,741	$614,166	$222,286	$4,424	$—	$1,561,617

The following is a summary of past due and non-accrual loans by class at June 30, 2017 and December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-Accrual
	(In thousands)
June 30, 2017
Commercial real estate	$342	$—	$136	$478	$—	$2,185
Residential real estate:
Residential	215	243	638	1,096	—	1,576
Home equity	290	246	—	536	—	36
Commercial and industrial	374	15	104	493	—	3,651
Consumer	59	6	29	94	—	37
Total legacy loans	1,280	510	907	2,697	—	7,485

Loans acquired from Chicopee Savings Bank	2,860	557	1,126	4,543	—	6,507

Total	$4,140	$1,067	$2,033	$7,240	$—	$13,992

December 31, 2016
Commercial real estate	$302	$555	$137	$994	$—	$2,740
Residential real estate:
Residential	791	262	689	1,742	—	1,658
Home equity	208	36	—	244	—	37
Commercial and industrial	326	32	—	358	—	3,214
Consumer	27	9	7	43	—	14
Total legacy loans	1,654	894	833	3,381	—	7,663

Loans acquired from Chicopee Savings Bank	3,854	1,907	551	6,312	—	6,394

Total past due loans	$5,508	$2,801	$1,384	$9,693	$—	$14,057

The following is a summary of impaired loans by class at June 30, 2017 and December 31, 2016:

	Impaired Loans(1)
			Three Months Ended		Six Months Ended(1)
	At June 30, 2017(1)		June 30, 2017		June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$18,517	$20,982	$19,202	$234	$19,316	$451
Residential real estate	7,093	7,612	6,822	11	6,314	23
Home equity	247	338	249	1	187	2
Commercial and industrial	4,930	11,336	4,740	67	4,586	129
Consumer	116	120	93	—	64	—

Total impaired loans	$30,903	$40,388	$31,106	$313	$30,467	$605

(1) Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

	Impaired Loans
			Three Months Ended		Six Months Ended
	At December 31, 2016(1)		June 30, 2016		June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Commercial real estate	$18,975	$21,330	$3,549	$20	$3,583	$32
Residential real estate	5,059	5,676	507	—	466	—
Commercial and industrial	4,314	11,049	3,531	—	3,472	—

Total impaired loans	$28,348	$38,055	$7,587	$20	$7,521	$32

(1) Includes loans acquired with deteriorated credit quality from the Chicopee Bancorp, Inc. merger.

No interest income was recognized for impaired loans on a cash-basis method during the three and six months ended June 30, 2017 or 2016. Interest income recognized on impaired loans during the three and six months ended June 30, 2017 and 2016 related to TDRs.

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

Nonperforming TDRs are shown as nonperforming assets. There were no loans modified in TDRs during the three and six months ended June 30, 2017. A substandard impaired loan relationship in the amount of $5.1 million was designated a TDR during the three months ended June 30, 2016. The bank entered into a forbearance agreement which offered an interest only period. Due to the borrower continuing to experience declining sales, the interest only period was extended during the second quarter of 2016, resulting in the TDR classification. The loans are on non-accrual and are current. The loans are measured for impairment quarterly and appropriate reserves/charge offs have been taken.

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$1,975	$1,975	1	$1,975	$1,975
Commercial and Industrial	2	3,135	3,135	3	3,150	3,150
Residential	—	—	—	2	164	164
Total	3	$5,110	$5,110	6	$5,289	$5,289

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within twelve months of restructuring during the three and six months ended June 30, 2017 or 2016.

There were no charge-offs on TDRs during the three and six months ended June 30, 2017 and 2016.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of June 30, 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(2,314)	(1,981)	(333)	(692)	(1,289)
Dispositions	(632)	(406)	(226)	6	(412)
Balance at June 30, 2017	$34,491	$26,653	$7,838	$6,835	$19,818

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $66.2 million and $88.9 million at June 30, 2017 and December 31, 2016, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at June 30, 2017 and December 31, 2016:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2017
Loans rated 1 – 3	$661,602	$540,028	$92,048	$191,012	$4,410	$1,489,100
Loans rated 4	32,529	—	—	37,764	5	70,298
Loans rated 5	12,594	—	—	5,920	—	18,514
Loans rated 6	10,106	5,938	192	9,318	116	25,670
	$716,831	$545,966	$92,240	$244,014	$4,531	$1,603,582

December 31, 2016
Loans rated 1 – 3	$673,957	$516,339	$91,964	$180,675	$4,391	$1,467,326
Loans rated 4	24,207	—	—	16,621	6	40,834
Loans rated 5	14,068	—	—	6,727	—	20,795
Loans rated 6	6,604	5,744	119	15,379	27	27,873
Loans rated 7	1,905	—	—	2,884	—	4,789
	$720,741	$522,083	$92,083	$222,286	$4,424	$1,561,617

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill for the six months ended June 30, 2017 is summarized as follows:

Six Months Ended June 30, 2017
(In thousands)
Balance at December 31, 2016	$13,747
Current period adjustments	(1,260)
Balance at June 30, 2017	$12,487

At June 30, 2017 and December 31, 2016, the Company’s goodwill related to the acquisition of Chicopee in October 2016. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment. No goodwill impairment was recorded for the six months ended June 30, 2017.

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

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Core deposit intangibles are summarized as follows:

Six Months Ended June 30, 2017
(In thousands)
Balance at December 31, 2016	$4,438
Amortization	(188)
Balance at June 30, 2017	$4,250

Amortization expense was $188,000 for the six months ended June 30, 2017. At June 30, 2017, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $2.4 million thereafter.

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

A summary of stock option activity for the six months ended June 30, 2017 is presented below. No options were outstanding during the six months ended June 30, 2016.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2016	1,178,899	$6.01	1.98	$3,930
Exercised	(921,849)	5.93	0.91	3,675
Outstanding at June 30, 2017	257,050	$6.31	4.91	$982

Exercisable at June 30, 2017	257,050	$6.31	4.91	$982

Cash received for options exercised during the six months ended June 30, 2017 was $5.5 million.

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

The LTI Plan includes eligible officers of the Company who are nominated by the Company’s Chief Executive Officer and approved by the Committee. The LTI Plan is triggered by the Company’s achievement of satisfactory safety and soundness results from its most recent regulatory examination. Employee stock grants made through the 2016 LTI plan will be a combination of 50% time-vested restricted stock and 50% performance-based restricted stock.

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

In May 2017, 89,042 shares were granted under the LTI Plan. Of this total, 55,159 shares are retention-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three year period. The remaining 33,883 shares granted are performance based and are subject to the achievement of the 2017 LTI performance metric before vesting is realized after a three year period. For the performance shares, the primary performance metric for 2017 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three year period.

The threshold, target and maximum for the three year period under the 2017 Plan is as follows:

	Return on Equity Targets

Performance Period Ending	Threshold	Target	Maximum

December 31, 2017	6.00%	6.60%	7.30%
December 31, 2018	6.30%	7.00%	7.60%
December 31, 2019	6.50%	7.20%	7.90%

Participants will be able to earn between 50% (for threshold performance), 100% (for target performance) and 150% (for the maximum performance).

The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At June 30, 2017, an additional 315,658 shares were available for future grants under this plan.

Our stock award plan activity for the six months ended June 30, 2017 and 2016 is summarized below:

	Unvested Stock Awards Outstanding

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	91,371	$7.51
Shares granted	89,042	10.15
Shares vested	(21,552)	7.44
Outstanding at June 30, 2017	158,861	$9.00

Outstanding at December 31, 2015	54,160	$7.28
Shares granted	62,740	7.73
Shares vested	(11,200)	7.18
Outstanding at June 30, 2016	105,700	$7.56

We recorded compensation cost related to the stock awards of $331,000 and $101,000 for the six months ended June 30, 2017 and 2016, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $174.2 million at June 30, 2017 and $155.0 million at December 31, 2016. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at June 30, 2017 and December 31, 2016. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit as of June 30, 2017 or December 31, 2016. Customer repurchase agreements were $16.8 million at June 30, 2017 and $17.4 million at December 31, 2016. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at June 30, 2017 or December 31, 2016.  As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At June 30, 2017, we had $117.7 million in long-term debt with the FHLBB. This compares to $124.8 million in long-term debt with FHLBB advances at December 31, 2016.

Customer repurchase agreements are collateralized by government-sponsored enterprise obligations with fair value of $6.8 million and $24.6 million, and mortgage backed securities with a fair value of $67.9 million and $57.6 million, at June 30, 2017 and December 31, 2016, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain eligible commercial real estate loans.

9. PENSION BENEFITS

We maintain a pension plan for our eligible employees. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2017. No contributions have been made to the plan for the six months ended June 30, 2017. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as third-party administrator for our 401(k) and ESOP plans.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$266	$276	$533	$569
Interest cost	253	240	507	480
Expected return on assets	(299)	(275)	(597)	(549)
Actuarial loss	51	31	102	47
Net periodic pension cost	$271	$272	$545	$547

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of June 30, 2017 and December 31, 2016.

June 30, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$7	Other Liabilities	$2,929

December 31, 2016	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$3,152

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

The following table presents information about our cash flow hedges at June 30, 2017 and December 31, 2016:

June 30, 2017	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	2.9	1.20%	2.46%	$ (2,922)

December 31, 2016	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	3.4	0.92%	2.46%	$ (3,152)

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the six months ended June 30, 2017 or 2016.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest rate swaps	$(346)	$(729)	$(293)	$(3,280)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated other comprehensive income into net income for the effective portion of interest rate swaps and termination fees was $515,000 and $356,000 during the three months ended June 30, 2017 and 2016, respectively and $1.1 million and $603,000 during the six months ended June 30, 2017 and 2016, respectively. During the next 12 months, we estimate that $1.9 million will be reclassified as an increase in interest expense. During the six months ended June 30, 2017 and 2016, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

As of June 30, 2017, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.9 million. As of June 30, 2017, we have minimum collateral posting thresholds with certain of our derivative counterparties and mortgage-backed securities with a fair value of $4.8 million posted as collateral against our obligations under these agreements. If we had breached any of these provisions at June 30, 2017, we could have been required to settle our obligations under the agreements at the termination value.

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

Deposit liabilities – The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and time deposits approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale
Government-sponsored mortgage-backed securities	$—	$202,861	$—	$202,861
U.S. government guaranteed mortgage-backed securities	—	16,261	—	16,261
Corporate bonds	—	49,990	—	49,990
State and municipal bonds	—	3,482	—	3,482
Government-sponsored enterprise obligations	—	24,429	—	24,429
Mutual funds	6,372	—	—	6,372
Total securities available-for-sale	6,372	297,023	—	303,395

Interest rate swaps	—	7	—	7
Total assets	$6,372	$297,030	$—	$303,402

Liabilities:
Interest rate swaps	$—	$2,929	$—	$2,929

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$180,136	$—	$180,136
U.S. government guaranteed mortgage-backed securities	—	17,350	—	17,350
Corporate bonds	—	50,317	—	50,317
State and municipal bonds	—	4,008	—	4,008
Government-sponsored enterprise obligations	—	42,008	—	42,008
Mutual funds	6,296	—	—	6,296
Total assets	$6,296	$293,819	$—	$300,115

Liabilities:
Interest rate swaps	$—	$3,152	$—	$3,152

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at June 30, 2017. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2016. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2016.

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

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2017 and 2016. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	June 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$19,407	$19,407	$—	$—	$19,407
Securities available-for-sale	303,395	6,372	297,023	—	303,395
Federal Home Loan Bank of Boston and other restricted stock	16,075	—	—	16,075	16,075
Loans - net	1,598,246	—	—	1,571,612	1 ,571,612
Accrued interest receivable	5,594	—	—	5,594	5,594
Mortgage servicing rights	408	—	570	—	570
Derivative assets	7	—	7	—	7

Liabilities:
Deposits	1,495,337	—	—	1,498,194	1,498,194
Short-term borrowings	191,008	—	191,000	—	191,000
Long-term debt	117,704	—	118,113	—	118,113
Accrued interest payable	420	—	—	420	420
Derivative liabilities	2,929	—	2,929	—	2,929

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$70,234	$70,234	$—	$—	$70,234
Securities available-for-sale	300,115	6,296	293,819	—	300,115
Federal Home Loan Bank of Boston and other restricted stock	16,124	—	—	16,124	16,124
Loans - net	1,556,416	—	—	1,525,274	1,525,274
Accrued interest receivable	5,782	—	—	5,782	5,782
Mortgage servicing rights	465	—	628	—	628

Liabilities:
Deposits	1,518,071	—	—	1,521,580	1,521,580
Short-term borrowings	172,351	—	172,351	—	172,351
Long-term debt	124,836	—	125,183	—	125,183
Accrued interest payable	1,012	—	—	1,012	1,012
Derivative liabilities	3,152	—	3,152	—	3,152

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).  This Update was issued as part of the FASB’s simplification initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Company adopted this Update during the six months ended June 30, 2017 and recorded a tax benefit of $821,000 on stock options exercised.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal years.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of evaluating the standard.  We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment.  We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market areas of western Massachusetts and northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three and six months ended June 30, 2017 in the context of this strategy.

●	Net income was $3.8 million, or $0.12 per diluted share, for the three months ended June 30, 2017, compared to $389,000, or $0.02 per diluted share, for the same period in 2016. For the six months ended June 30, 2017, net income was $8.9 million, or $0.30 per diluted share, as compared to net income of $2.4 million, or $0.14 per diluted share, for the same period in 2016.

●	The provision for loan losses was $350,000 and $625,000 for the three months ended June 30, 2017 and 2016, respectively, and $650,000 and $25,000 for the six months ended June 30, 2017, respectively. The lower provision for the six months ended June 30, 2016 was primarily the result of an $852,000 partial recovery on a previously charged-off single commercial real estate loan during the first quarter 2016.

●	Net interest income was $14.7 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively. The net interest margin, on a tax-equivalent basis, was 3.11% for the three months ended June 30, 2017, compared to 2.62% for the same period in 2016. Net interest income was $29.2 million and $16.2 million for the six months ended June 30, 2017 and 2016, respectively. The net interest margin, on a tax-equivalent basis, was 3.09% and 2.61% for the six months ended June 30, 2017 and 2016, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2017. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2016 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND DECEMBER 31, 2016

Total assets were $2.1 billion at June 30, 2017, compared to $2.1 billion at December 31, 2016. The decrease in total assets was primarily due to a $50.8 million, or 72.4%, decrease in cash and cash equivalents, offset by a $42.2 million, or 2.7%, increase in total loans and a $3.3 million, or 1.1%, increase in securities available-for-sale.

Total loans of $1.6 billion increased $42.2 million, or 2.7%, at June 30, 2017, from $1.6 billion at December 31, 2016. The increase was due to a $24.0 million, or 3.9%, increase in residential loans, including home equity loans, an increase of $21.7 million, or 9.8%, in commercial and industrial loans, partially offset by a decrease of $3.9 million, or 0.5%, in commercial real estate loans. The decrease in the commercial real estate portfolio was largely related to the expected payoff of a $7.5 million completed commercial real estate construction project during first quarter 2017.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $14.0 million at June 30, 2017 and $14.1 million at December 31, 2016. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $392,000 and $219,000 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, our nonperforming loans to total loans were 0.87% and 0.90%, respectively, while our nonperforming assets to total assets were 0.67% and 0.69%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

During the three months ended March 31, 2017, management completed their evaluation of premises and equipment acquired from Chicopee, which resulted in a $2.4 million adjustment to the provisional fair values of bank premises acquired and a $1.4 million reduction to goodwill. The remaining adjustments to goodwill of $140,000 during the three months ended March 31, 2017 resulted from information obtain during the quarter about events and circumstances that existed as of the acquisition date. There were no adjustments to goodwill during the three months ended June 30, 2017. A summary of our goodwill and other intangibles are listed in Note 6 of the accompanying unaudited consolidated financial statements.

Total deposits decreased $22.7 million, or 1.5%, at June 30, 2017, from $1.5 billion at December 31, 2016. Core deposits, defined as all deposits except time deposits, represented 62.3% of total deposits, and decreased $13.0 million, or 1.4%, from $945.1 million at December 31, 2016 to $932.1 million at June 30, 2017. Demand deposits decreased $4.5 million, or 1.5%, to $299.5 million, money market accounts decreased $14.3 million, or 3.5%, to $395.0 million, and savings accounts decreased $1.5 million, or 1.0%, to $148.0 million, interest-bearing checking accounts increased $7.3 million, or 8.9%, to $89.8 million. The changes in demand and money market accounts were primarily due to seasonality and volatility with the Company’s commercial and municipal customer base. Time deposits decreased $9.7 million, or 1.7%, from $573.0 million at December 31, 2016 to $563.2 million at June 30, 2017. The decrease in time deposits is due to non-relationship customers and brokered deposits seeking higher yields. We are focused on allowing high cost non-relationship deposits to mature and be replaced with low cost relationship-based core deposits.

Borrowings increased $11.5 million, or 3.9%, to $308.7 million at June 30, 2017 from $297.2 million at December 31, 2016. Short-term borrowings increased $18.6 million, or 10.8%, to $191.0 million at June 30, 2017 from $172.4 million at December 31, 2016 due to an increase in short-term FHLBB funding. Long-term debt decreased $7.1 million, or 5.7%, to $117.7 million at June 30, 2017 from $124.8 million at December 31, 2016. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying unaudited consolidated financial statements.

Shareholders’ equity was $251.2 million, or 12.1% of total assets, at June 30, 2017 and $238.4 million, or 11.5% of total assets, at December 31, 2016. The increase in shareholders’ equity during the six months reflects net income of $8.9 million, the exercise of stock options for $5.5 million and other comprehensive income of $2.6 million. These increases were offset by the repurchase of common stock for $3.1 million and the payment of regular dividends of $1.8 million for the six months ended June 30, 2017.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

General

Net income was $3.8 million, or $0.12 per diluted share, for the quarter ended June 30, 2017, compared to $389,000, or $0.02 per diluted share, for the same period in 2016. Net interest income was $14.7 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2017 and 2016, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,602,057	$16,472	4.11%	$869,877	$8,672	3.99%
Securities(2)	305,457	1,945	2.55	297,797	1,764	2.37
Other investments - at cost	17,734	166	3.74	15,349	136	3.54
Short-term investments(3)	10,789	19	0.70	54,892	29	0.21
Total interest-earning assets	1,936,037	18,602	3.84	1,237,915	10,601	3.43
Total noninterest-earning assets	140,643			73,371
Total assets	$2,076,680			$1,311,286

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$87,952	$95	0.43%	$32,337	21	0.26%
Savings accounts	151,986	52	0.14	76,627	23	0.12
Money market accounts	393,613	381	0.39	266,056	265	0.40
Time deposit accounts	565,789	1,531	1.08	393,585	1,226	1.25
Total interest-bearing deposits	1,199,340	2,059	0.69	768,605	1,535	0.80
Short-term borrowings and long-term debt	301,274	1,525	2.02	231,827	1,017	1.75
Interest-bearing liabilities	1,500,614	3,584	0.96	1,000,432	2,552	1.02
Noninterest-bearing deposits	308,310			161,639
Other noninterest-bearing liabilities	18,737			11,611
Total noninterest-bearing liabilities	327,047			173,250

Total liabilities	1,827,661			1,173,682
Total equity	249,019			137,604
Total liabilities and equity	$2,076,680			$1,311,286
Less: Tax-equivalent adjustment(2)		(275)			(47)
Net interest and dividend income		$14,743			$8,002
Net interest rate spread(4)			2.88%			2.41%
Net interest margin(5)			3.11%			2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.02%			123.74%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 35% for the 2017 period and 34% for the 2016 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the unaudited consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$7,299	$501	$7,800
Securities(1)	45	136	181
Other investments - at cost	21	9	30
Short-term investments	(23)	13	(10)
Total interest-earning assets	7,342	659	8,001

Interest-bearing liabilities
Interest-bearing checking accounts	36	38	74
Savings accounts	23	6	29
Money market accounts	127	(11)	116
Time deposit accounts	536	(231)	305
Short-term borrowing and long-time debt	305	203	508
Total interest-bearing liabilities	1,027	5	1,032
Change in net interest and dividend income(1)	$6,315	$654	$6,969

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 35%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $6.7 million, or 83.8%, to $14.7 million for the three months ended June 30, 2017, compared to $8.0 million for the three months ended June 30, 2016. The increase reflected a $7.8 million, or 73.6%, increase in interest income as average earning assets increased $698.1 million, or 56.4%, primarily due to loan growth as a result of the merger along with organic loan growth. The yield on interest-earning assets increased 41 basis points from 3.43% for the three months ended June 30, 2016 to 3.84% for the three months ended June 30, 2017.

For the three months ended June 30, 2017, interest expense increased $1.0 million, or 38.5%, compared to the three months ended June 30, 2016. During the same period, interest-bearing liabilities increased $500.2 million, or 50.0%, while non-interest bearing liabilities, such as demand accounts, increased $146.7 million, or 90.8%. The net interest margin of 3.11%, for the three months ending June 30, 2017, increased 49 basis points, compared to 2.62% for the three months ended June 30, 2016. The three months ended June 30, 2017 include amortization of purchase accounting adjustments related to the Chicopee acquisition, which increased net interest income by $341,000. Excluding these items, net interest margin for the second quarter of 2017 would have been 3.04%.

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

The amount of the provision for loan losses during the three months ended June 30, 2017 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in residential and commercial and industrial loans. After evaluating these factors, we recorded a provision for loan losses of $350,000 for the three months ended June 30, 2017, compared to $625,000 for the same period in 2016. The allowance was $10.4 million and $10.1 million, respectively, and 0.65% and 0.64% of total loans at June 30, 2017 and December 31, 2016, respectively.

Net charge-offs were $159,000 for the three months ended June 30, 2017. This comprised charge-offs of $215,000 for the three months ended June 30, 2017, offset partially by recoveries of $56,000 for the same period.

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

Noninterest Income

For the three months ended June 30, 2017, non-interest income increased $815,000, or 64.7%, to $2.1 million, compared to $1.3 million for the three months ended June 30, 2016 as a result of the merger with Chicopee. The increase was primarily driven by an increase in service charges and fee income of $690,000, or 80.3%, an increase of $77,000, or 19.1%, in income from bank-owned life insurance and an increase in gains on sales of securities of $48,000.

Noninterest Expense

For the three months ended June 30, 2017, non-interest expense of $11.3 million increased $3.3 million, or 41.3%, from $8.0 million, for the three months ended June 30, 2016. The increase was primarily due to a $2.4 million, or 63.1%, increase in salaries and benefits due to the addition of the Chicopee staff and normal merit increases that typically occur during the first quarter of each year. Occupancy expense increased $353,000, or 62.6%, due to the acquisition of the Chicopee branches, and data processing expense increased $289,000, or 76.1%, while merger related expenses decreased $713,000. The increase to non-interest expense reflects generally higher level of expenses associated with operating a larger financial institution, which include additional employees, increased costs for data processing, occupancy, and professional services. Although there are overall added expenses, the merger provided the opportunity to achieve greater economies of scale as reflected in the improvement in the efficiency ratio from 76.3%, for the three months ended June 30, 2016, to 66.1% for the three months ended June 30, 2017.

Income Taxes

For the three months ended June 30, 2017, we had a tax provision of $1.4 million as compared to $250,000 for the same period in 2016. The effective tax rate was 27.4% for the three months ended June 30, 2017 and 39.1% for the same period in 2016. The three months ended June 30, 2017 include $174,000 in tax benefits recorded in connection with the exercises of stock options and share-based compensation vesting.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

General

Net income was $8.9 million, or $0.30 per diluted share, for the six months ended June 30, 2017, compared to $2.4 million, or $0.14 per diluted share, for the same period in 2016. Net interest income was $29.2 million and $16.2 million for the six months ended June 30, 2017 and 2016, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2017 and 2016, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,581,314	$32,522	4.11%	$846,606	$16,950	4.00%
Securities(2)	306,677	3,858	2.52	354,415	4,353	2.46
Other investments - at cost	17,623	329	3.73	15,700	268	3.41
Short-term investments(3)	33,929	92	0.54	41,584	53	0.25
Total interest-earning assets	1,939,543	36,801	3.79	1,258,305	21,624	3.44
Total noninterest-earning assets	135,735			76,940

Total assets	$2,075,278			$1,335,245

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$89,218	169	0.38	$31,434	41	0.26
Savings accounts	152,268	94	0.12	76,792	42	0.11
Money market accounts	397,384	764	0.38	257,327	492	0.38
Time deposit accounts	568,805	3,041	1.07	396,091	2,432	1.23
Total interest-bearing deposits	1,207,675	4,068	0.67	761,644	3,007	0.79
Short-term borrowings and long-term debt	302,528	2,971	1.96	260,948	2,263	1.73
Interest-bearing liabilities	1,510,203	7,039	0.93	1,022,592	5,270	1.03
Noninterest-bearing deposits	306,390			158,763
Other noninterest-bearing liabilities	12,568			14,799
Total noninterest-bearing liabilities	318,958			173,562

Total liabilities	1,829,161			1,196,154
Total equity	246,117			139,091
Total liabilities and equity	$2,075,278			$1,335,245
Less: Tax-equivalent adjustment(2)		(516)			(109)
Net interest and dividend income		$29,246			$16,245
Net interest rate spread(4)			2.86%			2.41%
Net interest margin(5)			3.09%			2.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.43%			123.05%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 35% for the 2017 period and 34% for the 2016 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$14,710	$862	$15,572
Securities(1)	(586)	91	(495)
Other investments - at cost	33	28	61
Short-term investments	(10)	49	39
Total interest-earning assets	14,147	1,030	15,177

Interest-bearing liabilities
Interest-bearing checking accounts	75	53	128
Savings accounts	41	11	52
Money market accounts	268	4	272
Time deposit accounts	1,060	(451)	609
Short-term borrowing and long-term debt	361	347	708
Total interest-bearing liabilities	1,805	(36)	1,769
Change in net interest and dividend income	$12,342	$1,066	$13,408

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 35%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $29.2 million for the six months ended June 30, 2017 and $16.2 million for the six months ended June 30, 2016. The increase in net interest income was primarily due to the increase in interest and dividend income of $14.8 million, or 68.6%, partially offset by the increase in interest expense of $1.8 million, or 33.6%, from the six months ended June 30, 2016. The net interest margin, on a tax-equivalent basis, was 3.09% and 2.61% for the six months ended June 30, 2017 and 2016, respectively.

The average balance sheet comparison for the six months ended June 30, 2016 to June 30, 2017 largely reflects the merger with Chicopee. Average interest-earning assets increased $681.2 million, or 54.1%, from $1.258 billion, for the six months ended June 30, 2016 to $1.940 billion, for the six months ended June 30, 2017. The increase in average interest-earning assets was due to the $734.7 million, or 86.8%, increase in average loans, partially offset by a $47.7 million, or 13.5%, decrease in average investments and a $7.7 million, or 18.4%, decrease in other interest-earning assets. The average balance of demand deposit accounts, an interest-free source of funds, increased $147.6 million, or 93.0%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

The net interest margin increased 48 basis points, from 2.61% for the six months ended June 30, 2016, to 3.09% for the six months ended June 30, 2017. During the six months ended June 30, 2017, amortization of purchase accounting adjustments related to the Chicopee acquisition increased net interest income by $1.0 million. Excluding these items, net interest margin for the six months ended June 30, 2017 was 3.04%. The average asset yield increased from 3.44%, for the six months ended June 30, 2016, to 3.76%, for the six months ended June 30, 2017. The average cost of funds decreased 10 basis points from 1.03%, for the six months ended June 30, 2016, to 0.93% for the six months ended June 30, 2017 primarily due to purchase accounting adjustments on time deposits and borrowings as well as the continuation of low market interest rates, which allowed us to renew or replace maturing time deposits at lower costs. The average cost of time deposits decreased 16 basis points from 1.23%, for the six months ended June 30, 2016, to 1.07% for the six months ended June 30, 2017. The average cost of borrowings increased 23 basis points, from 1.73% for the six months ended June 30, 2016, to 1.96%, for the six months ended June 30, 2017. The increase in cost of funds in FHLB borrowings was primarily due to the increase in the Federal Funds target rate in December 2016, March 2017 and mid-June 2017.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2017 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2017, described in the comparison of financial condition, include increases in residential real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision of $650,000 for loan losses for the six months ended June 30, 2017, compared to $25,000 for the same period in 2016. The allowance was $10.4 million at June 30, 2017 and $10.1 million at December 31, 2016. The allowance for loan losses was 0.65% and 0.64% of total loans at June 30, 2017 and December 31, 2016, respectively.

Net charge-offs were $300,000 for the six months ended June 30, 2017. This comprised charge-offs of $495,000 for the six months ended June 30, 2017, partially offset by recoveries of $195,000.

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

Noninterest Income

For the six months ended June 30, 2017, non-interest income of $4.1 million, increased $1.8 million, or 79.8%, compared to $2.3 million, for the six months ended June 30, 2016. The increase of $1.8 million was primarily due to an increase in service charges and fees and wealth management fee income of $1.4 million, or 87.8%, and an increase in income from bank-owned life insurance of $155,000, or 20.3% primarily resulting from the merger. Pre-tax realized gains on the sale of securities decreased $701,000, or 102.6%. Additionally, there was a $915,000 decrease on the prepayment of borrowings reported during the six months ended June 30, 2016 as there were no such prepayments in 2017. Excluding the net gain on sales of securities of $665,000 and the prepayment of borrowings of $915,000, non-interest income increased $1.6 million, or 63.9%. For the six months ended June 30, 2017, wealth management fees of $241,000 earned by Westfield Financial Management Services, the Company’s management subsidiary, were included in service charges and fee income. Total assets under management  increased to $102.1 million at June 30, 2017, compared to $91.6 million at December 31, 2016 due to positive market movements and additions from new and existing clients.

Noninterest Expense

For the six months ended June 30, 2017, non-interest expense increased $7.2 million, or 47.8% to $22.3 million, or 2.15% of average assets, compared to $15.1 million, or 2.26% of average assets, for the six months ended June 30, 2016. The increase in non-interest expense was primarily due to a $4.8 million, or 62.9%, increase in salaries and benefits due to the addition of the Chicopee staff and normal merit increases. Occupancy expense increased $767,000, or 66.3%, due to the acquisition of the Chicopee branches. Furniture and equipment increased $258,000, or 53.6%, from $481,000 for the six months ended June 30, 2016, to $739,000 for the six months ended June 30, 2017 and data processing expense increased $296,000, or 38.7%, from $764,000, for the six months ended June 30, 2016, to $1.1 million, for the six months ended June 30, 2017. Professional fees increased $216,000, or 20.4%, advertising and marketing expense increased $129,000, or 25.6%, and other non-interest expense increased $1.3 million, or 63.1%. These increases were partially offset by the decrease in FDIC insurance expense of $77,000, or 20.3% to $303,000 and a $457,000, or 42.2%, decrease in merger related expenses. The increase to non-interest expense reflects generally higher level of expenses associated with operating a larger financial institution, which includes additional employees, increased costs for data processing, occupancy, and professional services. The merger provided the opportunity to achieve greater economies of scale as reflected in the improvement in the efficiency ratio from 74.6%, for the six months ended June 30, 2016, to 64.9%, for the six months ended June 30, 2017.

Income Taxes

For the six months ended June 30, 2017, we had a tax provision of $1.6 million as compared to $1.1 million for the same period in 2016. The effective tax rate was 15.0% for the six months ended June 30, 2017 and 31.3% for the same period in 2016. The 2017 period includes $1.8 million in tax benefits recorded on the reversal of a deferred tax valuation allowance and stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at June 30, 2017, was $131.1 million. In addition, we have available lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

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

At June 30, 2017, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2017, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of June 30, 2017 and December 31, 2016 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$257,064	15.78%	$130,325	8.00%	N/A	N/A
Bank	246,559	15.16	130,093	8.00	$162,616	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	246,586	15.14	97,744	6.00	N/A	N/A
Bank	236,081	14.52	97,570	6.00	130,093	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	246,586	15.14	73,308	4.50	N/A	N/A
Bank	236,081	14.52	73,177	4.50	105,701	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	246,586	11.94	82,631	4.00	N/A	N/A
Bank	236,081	11.44	82,522	4.00	103,153	5.00

December 31, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$245,389	15.10%	$130,037	8.00%	N/A	N/A
Bank	237,626	14.64	129,879	8.00	$162,349	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	97,528	6.00	N/A	N/A
Bank	227,498	14.01	97,409	6.00	129,879	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	73,146	4.50	N/A	N/A
Bank	227,498	14.01	73,057	4.50	105,527	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,261	12.19	77,187	4.00	N/A	N/A
Bank	227,498	11.86	76,745	4.00	95,931	5.00

43

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at June 30, 2017:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations(1)	$1,118	$2,103	$1,793	$5,305	$10,319

Borrowings and Debt
Federal Home Loan Bank	216,271	62,305	10,345	3,033	291,954
Securities sold under agreements to repurchase	16,758	—	—	—	16,758
Total borrowings and debt	233,029	62,305	10,345	3,033	308,712

Credit Commitments
Available lines of credit	152,094	9	—	58,734	210,837
Other loan commitments	32,854	19,987	3,315	2,208	58,364
Letters of credit	7,029	392	—	255	7,676
Total credit commitments	191,977	20,388	3,315	61,197	276,877

Other Obligations
Vendor Contracts	2,644	5,288	5,288	7,051	20,271

Total Obligations	$428,768	$90,084	$20,741	$76,586	$616,179

(1)	Payments are for the lease of real property.

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

44

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
April 1 - 30, 2017	—	—	—	3,011,837
May 1 - 31, 2017	—	—	—	3,011,837
June 1 - 30, 2017	—	—	—	3,011,837
Total	—	—	—	3,011,837

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

45

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2017.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.