Form 10-Q
period 2017-09-30
Western New England Bancorp, Inc.
filed 2017-11-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 3, 2017, the registrant had 30,634,170 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

 WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
CASH AND DUE FROM BANKS	$25,108	$23,297
FEDERAL FUNDS SOLD	885	4,388
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	2,907	42,549
CASH AND CASH EQUIVALENTS	28,900	70,234

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	297,919	300,115
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,704	16,124
LOANS - Net of allowance for loan losses of $10,518 and $10,068 at September 30, 2017 and December 31, 2016, respectively	1,608,255	1,556,416
PREMISES AND EQUIPMENT, Net	23,440	20,885
ACCRUED INTEREST RECEIVABLE	5,764	5,782
BANK-OWNED LIFE INSURANCE	68,307	66,938
DEFERRED TAX ASSET, Net	15,636	16,159
GOODWILL	12,487	13,747
CORE DEPOSIT INTANGIBLE	4,156	4,438
OTHER REAL ESTATE OWNED	103	298
OTHER ASSETS	5,707	4,882
TOTAL ASSETS	$2,086,378	$2,076,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Non-interest-bearing	$308,934	$303,993
Interest-bearing	1,206,264	1,214,078
Total deposits	1,515,198	1,518,071

SHORT-TERM BORROWINGS	192,465	172,351
LONG-TERM DEBT	106,339	124,836
SECURITIES PENDING SETTLEMENT	137	455
OTHER LIABILITIES	19,684	21,909
TOTAL LIABILITIES	1,833,823	1,837,622

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,816,813 shares issued and outstanding at September 30, 2017; 30,380,231 shares issued and outstanding at December 31, 2016	309	304
Additional paid-in capital	206,914	205,996
Unearned compensation - ESOP	(5,946)	(6,418)
Unearned compensation - Equity Incentive Plan	(950)	(536)
Retained earnings	61,695	51,711
Accumulated other comprehensive loss	(9,467)	(12,661)
Total shareholders’ equity	252,555	238,396
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,086,378	$2,076,018

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$13,474	$7,367	$40,042	$20,803
Commercial and industrial loans	2,883	1,728	8,180	5,098
Consumer loans	88	43	260	126
Debt securities, taxable	1,828	1,618	5,529	5,723
Debt securities, tax-exempt	25	32	81	136
Equity securities	35	45	105	140
Other investments	172	130	501	398
Federal funds sold, interest-bearing deposits and other short-term investments	11	14	103	67
Total interest and dividend income	18,516	10,977	54,801	32,491

INTEREST EXPENSE:
Deposits	2,111	1,582	6,180	4,589
Long-term debt	534	446	1,633	1,749
Short-term borrowings	1,075	621	2,946	1,580
Total interest expense	3,720	2,649	10,759	7,918
Net interest and dividend income	14,796	8,328	44,042	24,573
PROVISION FOR LOAN LOSSES	200	375	850	400
Net interest and dividend income after provision for loan losses	14,596	7,953	43,192	24,173

NON-INTEREST INCOME (LOSS):
Service charges and fees	1,714	953	4,789	2,696
Income from bank-owned life insurance	450	369	1,369	1,133
Loss on prepayment of borrowings	—	—	—	(915)
Gain on sales of securities, net	70	1	52	684
Gain on sale of OREO	67	—	67	—
Other income	111	—	227	—
Total non-interest income	2,412	1,323	6,504	3,598

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,490	4,057	18,954	11,709
Occupancy	891	555	2,815	1,712
Furniture and equipment	410	242	1,149	723
Data processing	680	404	1,740	1,167
Professional fees	642	656	1,919	1,717
FDIC insurance assessment	163	214	466	594
Merger related expenses	—	830	626	1,913
Advertising	328	192	961	696
Other	1,552	1,075	4,792	3,064
Total non-interest expense	11,156	8,225	33,422	23,295
INCOME BEFORE INCOME TAXES	5,852	1,051	16,274	4,476
INCOME TAX PROVISION	2,037	423	3,600	1,495
NET INCOME	$3,815	$628	$12,674	$2,981

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.13	$0.04	$0.42	$0.17
Weighted average shares outstanding	30,103,095	17,377,844	29,895,621	17,340,101
Diluted earnings per share	$0.13	$0.02	$0.42	$0.17
Weighted average diluted shares outstanding	30,219,083	17,377,844	30,074,361	17,340,101

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$3,815	$628	$12,674	$2,981

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	381	(359)	2,133	5,820
Reclassification adjustment for gains realized in income(1)	(70)	(1)	(52)	(684)
Amortization of net unrealized loss on held-to-maturity securities(2)	—	—	—	26
Net unrealized loss upon transfer of held-to-maturity to available-for-sale(3)	—	—	—	2,288
Net unrealized gains (losses)	311	(360)	2,081	7,450
Tax effect	(100)	125	(627)	(2,567)
Net-of-tax amount	211	(235)	1,454	4,883

Derivative instruments:
Change in fair value of derivatives used for cash flow hedges	(14)	417	(307)	(2,863)
Reclassification adjustment for loss realized in interest expense(4)	228	128	751	313
Reclassification adjustment for termination fee realized in interest expense(5)	269	269	799	687
Net adjustments relating to derivative instruments	483	814	1,243	(1,863)
Tax effect	(133)	(277)	32	633
Net-of-tax amount	350	537	1,275	(1,230)

Defined benefit pension plans:
Amortization of defined benefit plans actuarial loss(6)	51	24	153	71
Tax effect	28	(8)	312	(24)
Net-of-tax amount	79	16	465	47

Other comprehensive income	640	318	3,194	3,700

Comprehensive income	$4,455	$946	$15,868	$6,681

(1)

Realized gains on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains were $29,000 and $407 for the three months ended September 30, 2017 and 2016, respectively. The tax effects applicable to net realized gains were $21,000 and $236,000 for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Amortization of net unrealized gains on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $(9,000) for the nine months ended September 30, 2016.

(3)	Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the nine months ended September 30, 2016.

(4)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $93,000 and $44,000 for the three months ended September 30, 2017 and 2016, respectively. Income tax effects associated with the reclassification adjustment were $307,000 and $106,000 for the nine months ended September 30, 2017 and 2016, respectively

(5)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $110,000 and $91,000 for the three months ended September 30, 2017 and 2016, respectively. Income tax effects associated with the reclassification adjustment were $326,000 and $234,000 for the nine months ended September 30, 2017 and 2016, respectively

(6)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax effects associated with the reclassification adjustments were $(21,000) and $8,000 for the three months ended September 30, 2017 and 2016, respectively. Income tax effects associated with the reclassification adjustments were $(63,000) and $24,000 for the nine months ended September 30, 2017 and 2016, respectively.

Tax rate on reclassification adjustments was 40.85% for the 2017 period and 34.0% for the comparable 2016 period.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income	—	—	—	—	—	2,981	3,700	6,681
Common stock held by ESOP committed to be released (74,430 shares)	—	—	62	382	—	—	—	444
Share-based compensation - equity incentive plan	—	—	—	—	186	—	—	186
Excess tax benefit from equity incentive plan	—	—	5	—	—	—	—	5
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Cash dividends declared and paid ($0.09 per share)	—	—	—	—	—	(1,559)	—	(1,559)
BALANCE AT SEPTEMBER 30, 2016	18,330,487	$184	$108,761	$(6,570)	$(612)	$50,738	$(7,278)	$145,223

BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Comprehensive income	—	—	—	—	—	12,674	3,194	15,868
Common stock held by ESOP committed to be released (93,679 shares)	—	—	226	472	—	—	—	698
Share-based compensation - equity incentive plan	—	—	—	—	490	—	—	490
Common stock repurchased	(574,309)	(5)	(5,667)	—	—	—	—	(5,672)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.09 per share)	—	—	—	—	—	(2,690)	—	(2,690)
BALANCE AT SEPTEMBER 30, 2017	30,816,813	$309	$206,914	$(5,946)	$(950)	$61,695	$(9,467)	$252,555

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$12,674	$2,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	850	400
Depreciation and amortization of premises and equipment	1,468	969
Accretion of purchase accounting adjustments, net	(1,431)	—
Amortization of core deposit intangible	282	—
Net amortization of premiums and discounts on securities and mortgage loans	2,577	2,758
Net amortization of premiums on modified debt	—	60
Share-based compensation expense	490	186
ESOP expense	698	444
Excess tax benefits from equity incentive plan	—	(5)
Net gains on sales of securities	(52)	(684)
Gain on sale of other real estate owned	(67)	—
Loss on prepayment of borrowings	—	915
Deferred income tax benefit	(973)	—
Income from bank-owned life insurance	(1,369)	(1,133)
Changes in assets and liabilities:
Accrued interest receivable	18	300
Other assets	(3,578)	(1,468)
Other liabilities	1,995	(2,184)
Net cash provided by operating activities	13,582	3,539

INVESTING ACTIVITIES:
Securities, held to maturity:
Proceeds from calls, maturities, and principal collections	—	6,835
Securities, available for sale:
Purchases	(67,246)	(59,595)
Proceeds from sales	22,453	136,825
Proceeds from calls, maturities, and principal collections	46,576	46,639
Purchase of residential mortgages	(48,205)	(107,632)
Loan originations and principal payments, net	(4,133)	(21,185)
Redemption of Federal Home Loan Bank of Boston stock	420	2,880
Proceeds from sale of other real estate owned	365	—
Purchases of premises and equipment	(1,645)	(565)
Proceeds from sale of premises and equipment	—	20
Net cash (used in) provided by investing activities	(51,415)	4,222

FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(2,120)	62,195
Net change in short-term borrowings	20,114	51,866
Repayment of long-term debt	(19,700)	(84,333)
Proceeds from long-term debt	1,420	1,165
Cash dividends paid	(2,690)	(1,559)
Common stock repurchased	(5,990)	—
Issuance of common stock in connection with stock option exercises	5,465	—
Excess tax benefits in connection with equity incentive plan	—	5
Net cash (used in) provided by financing activities	(3,501)	29,339

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(41,334)	37,100
Beginning of period	70,234	13,703
End of period	$28,900	$50,803

Supplemental cashflow information:
Securities reclassified from held-to-maturity to available-for-sale	$—	$(232,817)
Net change in cash due to broker for common stock repurchased	(318)	—
Interest paid	10,774	8,036
Taxes paid	3,658	2,150

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

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

Wholly-Owned Subsidiaries and Acquisition– Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts-chartered securities corporations, formed for the primary purpose of holding qualified securities. WB Real Estate Holdings, LLC, is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank. On October 21, 2016, we acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2017, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations for the year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and nine months ended September 30, 2017 and 2016 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net income applicable to common stock	$3,815	$628	$12,674	$2,981

Average number of common shares issued	31,001	18,330	30,799	18,298
Less: Average unallocated ESOP Shares	(838)	(926)	(861)	(945)
Less: Average unvested equity incentive plan shares	(60)	(26)	(42)	(13)

Average number of common shares outstanding used to calculate basic earnings per common share	30,103	17,378	29,896	17,340

Effect of dilutive equity incentive plan	26	—	12	—
Effect of dilutive stock options	90	—	166	—

Average number of common shares outstanding used to calculate diluted earnings per common share	30,219	17,378	30,074	17,340

Basic earnings per share	$0.13	$0.04	$0.42	$0.17
Diluted earnings per share	$0.13	$0.04	$0.42	$0.17

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)

Net unrealized losses on securities available-for-sale	$(3,782)	$(5,863)
Tax effect	1,397	2,024
Net-of-tax amount	(2,385)	(3,839)

Fair value of derivatives used for cash flow hedges	(2,709)	(3,152)
Termination fees on forward starting interest rate swaps	(3,933)	(4,733)
Total derivatives	(6,642)	(7,885)
Tax effect	2,713	2,681
Net-of-tax amount	(3,929)	(5,204)

Unrecognized actuarial loss on defined benefit plan	(5,329)	(5,482)
Tax effect	2,176	1,864
Net-of-tax amount	(3,153)	(3,618)

Accumulated other comprehensive loss	$(9,467)	$(12,661)

The following table presents changes in accumulated other comprehensive loss for the periods ended September 30, 2017 and 2016 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive income (loss)	4,883	(1,230)	47	3,700
Balance at September 30, 2016	$1,837	$(6,731)	$(2,384)	$(7,278)

Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Current-period other comprehensive income	1,454	1,275	465	3,194
Balance at September 30, 2017	$(2,385)	$(3,929)	$(3,153)	$(9,467)

4.       SECURITIES

Securities available-for-sale are summarized as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$193,037	$120	$(2,836)	$190,321
U.S. government guaranteed mortgage-backed securities	17,408	—	(447)	16,961
Corporate bonds	56,192	582	(221)	56,553
State and municipal bonds	3,223	39	(37)	3,225
Government-sponsored enterprise obligations	25,150	—	(697)	24,453
Mutual funds	6,691	—	(285)	6,406
Total available-for-sale	$301,701	$741	$(4,523)	$297,919

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$184,127	$33	$(4,024)	$180,136
U.S. government guaranteed mortgage-backed securities	17,753	—	(403)	17,350
Corporate bonds	50,255	265	(203)	50,317
State and municipal bonds	4,117	13	(122)	4,008
Government-sponsored enterprise obligations	43,140	—	(1,132)	42,008
Mutual funds	6,586	—	(290)	6,296
Total available-for-sale securities	$305,978	$311	$(6,174)	$300,115

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 8).

The amortized cost and fair value of available-for-sale debt securities at September 30, 2017, by maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or repay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Available for securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	28,079	28,497
Due after five years through ten years	49,735	49,149
Due after ten years	6,751	6,585
Total securities	$84,565	$84,231
Mortgage-backed securities	210,445	207,282
Total	$295,010	$291,513

Gross realized gains and losses on sales of securities available-for-sale for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Gross gains realized	$71	$1	$117	$1,521
Gross losses realized	(1)	—	(65)	(837)
Net gain realized	$70	$1	$52	$684

Proceeds from the sale of securities available-for-sale amounted to $22.5 million and $136.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2017
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$1,022	$105,596	$1,814	$61,415
U.S. government guaranteed mortgage-backed securities	160	9,874	287	7,086
Corporate bonds	210	20,915	11	2,058
State and municipal bonds	—	—	37	1,564
Government-sponsored enterprise obligations	129	5,021	568	19,432
Mutual funds	57	3,508	228	2,898
Total available-for-sale	$1,578	$144,914	$2,945	$94,453

	December 31, 2016
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$3,016	$147,691	$1,008	$27,303
U.S. government guaranteed mortgage-backed securities	192	12,536	211	4,814
Corporate bonds	203	18,481	—	—
State and municipal bonds	95	1,507	27	305
Government-sponsored enterprise obligations	1,132	42,008	—	—
Mutual funds	79	3,429	211	2,867
Total available-for-sale	$4,717	$225,652	$1,457	$35,289

	September 30, 2017
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	41	$106,618	$1,022	1.0%	27	$63,229	$1,814	2.9%
U.S. government guaranteed mortgage-backed securities	3	10,034	160	1.6	4	7,373	287	3.9
Corporate bonds	7	21,125	210	1.0	1	2,069	11	0.5
Government-sponsored enterprise obligations	1	5,150	129	2.5	8	20,000	568	2.8
State and municipal bonds	—	—	—	—	3	1,601	37	2.3
Mutual funds	1	3,565	57	1.6	2	3,126	228	7.3
		$146,492	$1,578			$97,398	$2,945

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2017	2016
	(In thousands)
Commercial real estate	$716,890	$720,741
Residential real estate:
Residential	555,768	522,083
Home equity	92,359	92,083
Commercial and industrial	244,374	222,286
Consumer	4,467	4,424
Total Loans	1,613,858	1,561,617
Unearned premiums and deferred loan fees and costs, net	4,915	4,867
Allowance for loan losses	(10,518)	(10,068)
	$1,608,255	$1,556,416

During the nine months ended September 30, 2017 and 2016, we purchased residential real estate loans aggregating $48.2 million and $107.6 million, respectively.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At September 30, 2017 and December 31, 2016, we serviced commercial loans for participants aggregating $32.4 million and $42.6 million, respectively.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $67.8 million and $75.2 million at September 30, 2017 and December 31, 2016, respectively. Service fee income of $49,000 and $3,000 was recorded for the nine months ended September 30, 2017 and 2016, respectively, and is included in service charges and fees on the consolidated statements of net income.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2017, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average internal rate of return (10.05%), weighted average servicing fee (0.2501%), and average net cost to service loans ($59.32 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands)

Balance at the beginning of period:	$408	$465
Capitalized mortgage servicing rights	—	—
Amortization	(28)	(85)
Balance at the end of period	$380	$380
Fair value at the end of period	$538	$538

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

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2017 and 2016 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2016	$3,956	$2,804	$2,797	$20	$(7)	$9,570
Provision (credit)	62	189	83	43	(2)	375
Charge-offs	—	(40)	—	(46)	—	(86)
Recoveries	59	—	—	9	—	68
Balance at September 30, 2016	$4,077	$2,953	$2,880	$26	$(9)	$9,927

Balance at June 30, 2017	$4,472	$3,126	$2,754	$53	$13	$10,418
Provision (credit)	(68)	146	(109)	83	148	200
Charge-offs	—	(107)	—	(104)	—	(211)
Recoveries	—	80	3	28	—	111
Balance at September 30, 2017	$4,404	$3,245	$2,648	$60	$161	$10,518

Nine Months Ended
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(614)	610	395	64	(55)	400
Charge-offs	(170)	(90)	—	(87)	—	(347)
Recoveries	1,005	2	—	27	—	1,034
Balance at September 30, 2016	$4,077	$2,953	$2,880	$26	$(9)	$9,927

Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	239	427	(180)	203	161	850
Charge-offs	(36)	(148)	(285)	(237)	—	(706)
Recoveries	118	104	28	56	—	306
Balance at September 30, 2017	$4,404	$3,245	$2,648	$60	$161	$10,518

Further information pertaining to the allowance for loan losses by segment at September 30, 2017 and December 31, 2016 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2017

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,404	3,245	2,648	60	161	10,518
Total allowance for loan losses	$4,404	$3,245	$2,648	$60	$161	$10,518

Impaired loans	$3,993	$3,854	$2,869	$127	$—	$10,843
Non-impaired loans	699,945	640,622	240,421	4,340	—	1,585,328
Loans acquired with deteriorated credit quality	12,952	3,651	1,084	—	—	17,687
Total loans	$716,890	$648,127	$244,374	$4,467	$—	$1,613,858

December 31, 2016

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,083	2,862	3,085	38	—	10,068
Total allowance for loan losses	4,083	2,862	3,085	38	—	10,068

Impaired loans	$3,335	$452	$3,042	$—	$—	$6,829
Non-impaired loans	701,766	609,107	217,972	4,424	—	1,533,269
Loans acquired with deteriorated credit quality	15,640	4,607	1,272	—	—	21,519
Total loans	$720,741	$614,166	$222,286	$4,424	$—	$1,561,617

The following is a summary of past due and non-accrual loans by class at September 30, 2017 and December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- Accrual
	(In thousands)
September 30, 2017
Commercial real estate	$196	$295	$136	$627	$—	$2,181
Residential real estate:
Residential	2,308	570	572	3,450	—	1,744
Home equity	218	135	72	425	—	73
Commercial and industrial	472	59	108	639	—	2,700
Consumer	54	18	5	77	—	17
Total legacy loans	3,248	1,077	893	5,218	—	6,715

Loans acquired from Chicopee Savings Bank	2,957	1,610	1,279	5,846	—	6,450

Total	$6,205	$2,687	$2,172	$11,064	$—	$13,165

December 31, 2016
Commercial real estate	$302	$555	$137	$994	$—	$2,740
Residential real estate:
Residential	791	262	689	1,742	—	1,658
Home equity	208	36	—	244	—	37
Commercial and industrial	326	32	—	358	—	3,214
Consumer	27	9	7	43	—	14
Total legacy loans	1,654	894	833	3,381	—	7,663

Loans acquired from Chicopee Savings Bank	3,854	1,907	551	6,312	—	6,394

Total past due loans	$5,508	$2,801	$1,384	$9,693	$—	$14,057

The following is a summary of impaired loans by class at and for the periods ended September 30, 2017 and December 31, 2016:

	Impaired Loans(1)(2)
			Three Months Ended		Nine Months Ended
	At September 30, 2017 (1)		September 30, 2017		September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance (2):
Commercial real estate	$16,945	$19,380	$17,731	$199	$18,788	$650
Residential real estate:
Residential real estate	6,939	7,410	7,016	11	6,548	34
Home equity	566	590	407	1	260	3
Commercial and industrial	3,953	10,242	4,442	54	4,538	183
Consumer	127	131	122	—	83	—

Total impaired loans	$28,530	$37,753	$29,718	$265	$30,217	$870

(1)   Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

(2)   Includes loans acquired with deteriorated credit quality from the Chicopee Bancorp merger.

	Impaired Loans (1)(2)
			Three Months Ended		Nine Months Ended
	At December 31, 2016 (1)		September 30, 2016		September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance (2):
Commercial real estate	$18,975	$21,330	$3,487	$17	$3,551	$49
Residential real estate	5,059	5,676	515	—	482	—
Commercial and industrial	4,314	11,049	3,356	—	3,434	—

Total impaired loans	$28,348	$38,055	$7,358	$17	$7,467	$49

(1) Includes loans acquired with deteriorated credit quality from the Chicopee Bancorp, Inc. merger.

(2) Includes loans acquired with deteriorated credit quality from the Chicopee Bancorp merger.

No interest income was recognized for impaired loans on a cash-basis method during the three and nine months ended September 30, 2017 or 2016. Interest income recognized on an accrual basis during the three and nine months ended September 30, 2017 related to performing purchase impaired loans while activity in the comparable 2016 periods related to performing TDR loans.

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

Nonperforming TDRs are shown as nonperforming assets. There were no loans modified in TDRs during the three and nine months ended September 30, 2017. A substandard impaired loan relationship in the amount of $4.6 million was designated a TDR during the nine months ended September 30, 2016. The bank entered into a forbearance agreement which offered an interest only period. Due to the borrower continuing to experience declining sales, the interest only period was extended during the second quarter of 2016, resulting in the TDR classification. The loans are on non-accrual and are current. The loans are measured for impairment quarterly and appropriate reserves/charge offs have been taken.

	Nine Months Ended
	September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	1	$1,940	$1,940
Commercial and Industrial	3	2,681	2,681
Residential	2	161	161
Total	6	$4,782	$4,782

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within twelve months of restructuring during the three and nine months ended September 30, 2017 or 2016.

There were no charge-offs on TDRs during the three and nine months ended September 30, 2017 and 2016.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired from Chicopee with evidence of credit deterioration as of September 30, 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(3,860)	(3,326)	(534)	(1,003)	(2,323)
Dispositions	(1,833)	(1,503)	(330)	6	(1,509)
Balance at September 30, 2017	$31,744	$24,211	$7,533	$6,524	$17,687

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

Loans rated 4 are considered “Pass Watch,” with an acceptable level of risk. Loans in this category remain “pass” rated and are not a criticized or classified loan, however, represent borrowers which may exhibit tight cash flows and/or leveraged balance sheets.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $67.6 million and $88.9 million at September 30, 2017 and December 31, 2016, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at September 30, 2017 and December 31, 2016:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2017
Loans rated 1 – 3	$647,599	$549,936	$91,854	$192,968	$4,340	$1,486,697
Loans rated 4	45,339	95	—	35,585	—	81,019
Loans rated 5	14,724	—	—	7,521	—	22,245
Loans rated 6	9,228	5,737	505	8,300	127	23,897
	$716,890	$555,768	$92,359	$244,374	$4,467	$1,613,858

December 31, 2016
Loans rated 1 – 3	$673,957	$516,339	$91,964	$180,675	$4,391	$1,467,326
Loans rated 4	24,207	—	—	16,621	6	40,834
Loans rated 5	14,068	—	—	6,727	—	20,795
Loans rated 6	6,604	5,744	119	15,379	27	27,873
Loans rated 7	1,905	—	—	2,884	—	4,789
	$720,741	$522,083	$92,083	$222,286	$4,424	$1,561,617

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill for the nine months ended September 30, 2017 is summarized as follows:

Nine Months Ended September 30, 2017
(In thousands)
Balance at December 31, 2016	$13,747
Current period adjustments	(1,260)
Balance at September 30, 2017	$12,487

At September 30, 2017 and December 31, 2016, the Company’s goodwill related to the acquisition of Chicopee in October 2016. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment. No goodwill impairment was recorded for the nine months ended September 30, 2017.

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

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Core deposit intangibles are summarized as follows:

Nine Months Ended September 30, 2017
(In thousands)
Balance at December 31, 2016	$4,438
Amortization	(282)
Balance at September 30, 2017	$4,156

Amortization expense was $282,000 for the nine months ended September 30, 2017. At September 30, 2017, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $2.3 million thereafter.

7. SHARE-BASED COMPENSATION

Stock Options – Under the terms of the Chicopee merger agreement dated April 4, 2016, each option to purchase shares of Chicopee common stock issued by Chicopee and outstanding at the effective time of the merger, October 21, 2016, pursuant to the Chicopee 2007 Equity Incentive Plan fully vested and converted into an option to purchase shares of WNEB common stock on the same terms and conditions as were applicable before the merger, except (1) the number of shares of WNEB common stock subject to the new option was adjusted to be equal to the product of the number of shares of Chicopee common stock subject to the existing option and the exchange ratio (rounding fractional shares to the nearest whole share) and (2) the exercise price per share of WNEB common stock under the new option was adjusted to be equal to the exercise price per share of Chicopee common stock of the existing option divided by the exchange ratio (rounded to the nearest whole cent).

A summary of stock option activity for the nine months ended September 30, 2017 is presented below. No options were outstanding during the nine months ended September 30, 2016.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2016	1,178,899	$6.01	1.98	$3,930
Exercised	(921,849)	5.93	0.91	3,675
Outstanding at September 30, 2017	257,050	$6.31	4.66	$1,175

Exercisable at September 30, 2017	257,050	$6.31	4.66	$1,175

Cash received for options exercised during the nine months ended September 30, 2017 was $5.5 million.

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

The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At September 30, 2017, an additional 315,658 shares were available for future grants under this plan.

Our stock award plan activity for the nine months ended September 30, 2017 and 2016 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	91,371	$7.51
Shares granted	89,042	10.15
Shares vested	(21,552)	7.44
Outstanding at September 30, 2017	158,861	$9.00

Outstanding at December 31, 2015	54,160	$7.28
Shares granted	62,740	7.73
Shares vested	(11,200)	7.18
Outstanding at September 30, 2016	105,700	$7.56

We recorded compensation cost related to the stock awards of $490,000 and $186,000 for the nine months ended September 30, 2017 and 2016, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year, a line of credit with the FHLBB and customer repurchase agreements, which mature daily. Short-term borrowings issued by the FHLBB were $174.0 million at September 30, 2017 and $155.0 million at December 31, 2016. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at September 30, 2017 and December 31, 2016. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit as of September 30, 2017 or December 31, 2016. Customer repurchase agreements were $18.5 million at September 30, 2017 and $17.4 million at December 31, 2016. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at September 30, 2017 or December 31, 2016. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At September 30, 2017, we had $106.3 million in long-term debt with the FHLBB. This compares to $124.8 million in long-term debt with FHLBB advances at December 31, 2016.

Customer repurchase agreements are collateralized by government-sponsored enterprise obligations with fair value of $6.8 million and $24.6 million, and mortgage backed securities with a fair value of $61.1 million and $57.6 million, at September 30, 2017 and December 31, 2016, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our owner occupied residential real estate loans and certain eligible commercial real estate loans.

9.   PENSION BENEFITS

We maintain a pension plan for our eligible employees. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2017. No contributions have been made to the plan for the nine months ended September 30, 2017. The pension plan assets are invested in group annuity contracts with the Principal Financial Group, who also acts as third-party administrator for our 401(k) and ESOP plans.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$245	$283	$778	$854
Interest cost	254	240	761	719
Expected return on assets	(298)	(275)	(895)	(823)
Amortization of actuarial losses	51	24	153	71
Net periodic pension cost	$252	$272	$797	$821

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of September 30, 2017 and December 31, 2016.

September 30, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$1	Other Liabilities	$2,710

December 31, 2016	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$3,152

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

The following table presents information about our cash flow hedges at September 30, 2017 and December 31, 2016:

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
September 30, 2017	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	2.6	1.31%	2.46%	$(2,709)

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
December 31, 2016	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	3.4	0.92%	2.46%	$(3,152)

During 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with notional amounts of $47.5 million and incurred a termination fee of $2.4 million. The termination fees are amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings during the nine months ended September 30, 2017 or 2016.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest rate swaps	$(14)	$417	$(307)	$(2,863)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. The amount reclassified from accumulated other comprehensive income into net income for the effective portion of interest rate swaps and termination fees was $497,000 and $397,000 during the three months ended September 30, 2017 and 2016, respectively and $1.6 million and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively. During the next 12 months, we estimate that $1.8 million will be reclassified as an increase in interest expense. During the nine months ended September 30, 2017 and 2016, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

As of September 30, 2017, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.7 million. As of September 30, 2017, we have mortgage-backed securities with a fair value of $3.0 million and $50,000 cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under the agreements at the termination value.

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

Fair Value Hierarchy – We group our assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

Federal Home Loan Bank and other stock – These investments are carried at cost which is their estimated redemption value.

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

Interest rate swaps – The valuation of our interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We have determined that the majority of the inputs used to value our interest rate derivatives fall within Level 2 of the fair value hierarchy.

Commitments to extend credit – Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the term and credit risk. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Such differences are not considered significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale
Government-sponsored mortgage-backed securities	$—	$190,321	$—	$190,321
U.S. government guaranteed mortgage-backed securities	—	16,961	—	16,961
Corporate bonds	—	56,553	—	56,553
State and municipal bonds	—	3,225	—	3,225
Government-sponsored enterprise obligations	—	24,453	—	24,453
Mutual funds	6,406	—	—	6,406
Total securities available-for-sale	6,406	291,513	—	297,919

Interest rate swaps	—	1	—	1
Total assets	$6,406	$291,514	$—	$297,920

Liabilities:
Interest rate swaps	$—	$2,710	$—	$2,710

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$180,136	$—	$180,136
U.S. government guaranteed mortgage-backed securities	—	17,350	—	17,350
Corporate bonds	—	50,317	—	50,317
State and municipal bonds	—	4,008	—	4,008
Government-sponsored enterprise obligations	—	42,008	—	42,008
Mutual funds	6,296	—	—	6,296
Total assets	$6,296	$293,819	$—	$300,115

Liabilities:
Interest rate swaps	$—	$3,152	$—	$3,152

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at September 30, 2017. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2016. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2016.

	At September 30, 2016			Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
(In thousands)
Impaired Loans	$—	$—	$2,059	$—	$(220)

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

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2017 and 2016. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	September 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$28,900	$28,900	$—	$—	$28,900
Securities available-for-sale	297,919	6,406	291,513	—	297,919
Federal Home Loan Bank of Boston and other restricted stock	15,704	—	—	15,704	15,704
Loans - net	1,608,255	—	—	1,577,309	1,577,309
Accrued interest receivable	5,764	—	—	5,764	5,764
Mortgage servicing rights	380	—	380	—	380
Derivative assets	1	—	1	—	1

Liabilities:
Deposits	1,515,198	—	—	1,514,641	1,514,641
Short-term borrowings	192,465	—	192,482	—	192,482
Long-term debt	106,339	—	106,517	—	106,517
Accrued interest payable	394	—	—	394	394
Derivative liabilities	2,710	—	2,710	—	2,710

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$70,234	$70,234	$—	$—	$70,234
Securities available-for-sale	300,115	6,296	293,819	—	300,115
Federal Home Loan Bank of Boston and other restricted stock	16,124	—	—	16,124	16,124
Loans - net	1,556,416	—	—	1,525,274	1,525,274
Accrued interest receivable	5,782	—	—	5,782	5,782
Mortgage servicing rights	465	—	628	—	628

Liabilities:
Deposits	1,518,071	—	—	1,521,580	1,521,580
Short-term borrowings	172,351	—	172,351	—	172,351
Long-term debt	124,836	—	125,183	—	125,183
Accrued interest payable	1,012	—	—	1,012	1,012
Derivative liabilities	3,152	—	3,152	—	3,152

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. We do not expect the application of this guidance to have a material impact on our consolidated financial statements other than expanded disclosures regarding non-interests income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the application of this guidance to have a material impact on our consolidated financial statements due to the limited amounts of marketable equity securities owned by the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update but does not expect adoption to have a material impact on our consolidated financial statements. As of September 30, 2017, the Company had $9.9 million of outstanding operating leases pertaining to banking premises, which would be recognized as assets and corresponding liabilities upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This Update was issued as part of the FASB’s simplification initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this Update during the nine months ended September 30, 2017 which resulted in the recognition of $821,000 in income tax benefit that would have previously been recognized in additional paid in capital.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

You should read the following financial results for the three and nine months ended September 30, 2017 in the context of this strategy. The third quarter financial results for 2016 reflect the pre-merger operations of the Company. As a result, the Company’s 2017 third quarter may not be comparable to financial results for the third quarter of 2016.

●	Net income was $3.8 million, or $0.13 per diluted share, for the three months ended September 30, 2017, compared to $628,000, or $0.04 per diluted share, for the same period in 2016. For the nine months ended September 30, 2017, net income was $12.7 million, or $0.42 per diluted share, as compared to net income of $3.0 million, or $0.17 per diluted share, for the same period in 2016.

●	The provision for loan losses was $200,000 and $375,000 for the three months ended September 30, 2017 and 2016, respectively, and $850,000 and $400,000 for the nine months ended September 30, 2017 and 2016, respectively. The lower provision for the nine months ended September 30, 2016 was primarily the result of a $1.0 million partial recovery on a previously charged-off single commercial real estate loan during the first quarter of 2016.

●	Net interest income was $14.8 million and $8.3 million for the three months ended September 30, 2017 and 2016, respectively. The net interest margin, on a tax-equivalent basis, was 3.09% for the three months ended September 30, 2017, compared to 2.65% for the same period in 2016. Net interest income was $44.0 million and $24.6 million for the nine months ended September 30, 2017 and 2016, respectively. The net interest margin, on a tax-equivalent basis, was 3.09% and 2.62% for the nine months ended September 30, 2017 and 2016, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2016 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Total assets were $2.1 billion at September 30, 2017 and December 31, 2016. A slight increase in total assets of $10.4 million, or 0.5%, was primarily due to an increase in total loans of $52.3 million, or 3.3%, offset by a decrease in cash and cash equivalents of $41.3 million, or 58.8%, and a decrease in investments of $2.6 million, or 0.8%.

Total loans of $1.6 billion increased $52.3 million, or 3.3%, at September 30, 2017, from $1.6 billion at December 31, 2016. The increase was due to a $33.9 million, or 5.5%, increase in residential loans, including home equity loans, an increase of $22.1 million, or 9.9%, in commercial and industrial loans, partially offset by a decrease of $3.9 million, or 0.5%, in commercial real estate loans. The decrease in the commercial real estate portfolio was largely related to the expected payoff of a $7.5 million completed commercial real estate construction project during first quarter 2017.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $13.2 million at September 30, 2017 and $14.1 million at December 31, 2016. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $580,000 and $371,000 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, we had $103,000 in other real estate owned (“OREO”). At September 30, 2017 and December 31, 2016, our nonperforming loans to total loans were 0.81% and 0.90%, respectively, while our nonperforming assets to total assets were 0.64% and 0.69%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

During the three months ended March 31, 2017, management completed an evaluation of premises and equipment acquired from Chicopee, which resulted in a $2.4 million adjustment to the provisional fair values of bank premises acquired and a $1.4 million reduction to goodwill. The remaining adjustments to goodwill of $140,000 during the three months ended March 31, 2017 resulted from information obtain during the quarter about events and circumstances that existed as of the acquisition date. There were no adjustments to goodwill during the three months ended September 30, 2017.

At September 30, 2017, total deposits of $1.5 billion decreased $2.9 million, or 0.2%, from December 31, 2016. Savings accounts decreased $5.2 million, or 3.5%, to $144.3 million. Time deposits decreased $6.3 million, or 1.1%, from $572.9 million at December 31, 2016 to $566.7 million at September 30, 2017. The decrease in time deposits was due to non-relationship customers and brokered deposits seeking higher yields. We are focused on allowing high cost non-relationship deposits to mature and be replaced with low cost relationship-based core deposits. Core deposits, defined as all deposits except time deposits, represented 62.6% of total deposits, and increased $3.4 million, or 0.4%, from $945.1 million at December 31, 2016 to $948.5 million at September 30, 2017. Non-interest bearing deposits increased $4.9 million, or 1.6%, to $308.9 million, money market accounts increased $3.4 million, or 0.8%, to $412.7 million, and interest-bearing checking accounts increased $228,000, or 0.3%, to $82.6 million.

Borrowings increased $1.6 million, or 0.5%, to $298.8 million at September 30, 2017 from $297.2 million at December 31, 2016. Short-term borrowings increased $20.1 million, or 11.7%, to $192.5 million at September 30, 2017 from $172.4 million at December 31, 2016 due to an increase in short-term FHLBB funding. Long-term debt decreased $18.5 million, or 14.8%, to $106.3 million at September 30, 2017 from $124.8 million at December 31, 2016.

Shareholders’ equity was $252.6 million, or 12.1% of total assets at September 30, 2017 and $238.4 million, or 11.5% of total assets at December 31, 2016. The increase in shareholders’ equity during the nine months reflects net income of $12.7 million, the exercise of stock options for $5.7 million and other comprehensive income of $3.2 million. These increases were offset by the repurchase of common stock for $5.7 million and the payment of regular dividends of $2.7 million for the nine months ended September 30, 2017.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

General

Net income was $3.8 million, or $0.13 per diluted share for the three months ended September 30, 2017, compared to $628,000, or $0.04 per diluted share for the same period in 2016. Net interest income was $14.8 million and $8.3 million for the three months ended September 30, 2017 and 2016, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2017 and 2016, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,605,376	$16,681	4.16%	$932,140	$9,168	3.93%
Securities(2)	302,030	1,901	2.52	296,406	1,709	2.31
Other investments	17,748	172	3.88	12,728	130	4.09
Short-term investments(3)	5,206	11	0.85	17,380	14	0.32
Total interest-earning assets	1,930,360	18,765	3.89	1,258,654	11,021	3.50
Total non-interest-earning assets	141,119			79,032
Total assets	$2,071,479			$1,337,686

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$82,164	81	0.39	$31,194	24	0.31%
Savings accounts	148,433	43	0.12	75,566	20	0.11
Money market accounts	400,400	386	0.39	278,257	293	0.42
Time deposit accounts	568,578	1,601	1.13	383,288	1,245	1.30
Total interest-bearing deposits	1,199,575	2,111	0.70	768,305	1,582	0.82
Short-term borrowings and long-term debt	301,715	1,609	2.13	229,718	1,067	1.86
Interest-bearing liabilities	1,501,290	3,720	0.99	998,023	2,649	1.06
Non-interest-bearing deposits	300,757			177,802
Other non-interest-bearing liabilities	16,147			16,261
Total Non-interest-bearing liabilities	316,904			194,063

Total liabilities	1,818,194			1,192,086
Total equity	253,285			145,601
Total liabilities and equity	$2,071,479			$1,337,687
Less: Tax-equivalent adjustment(2)		(249)			(44)
Net interest and dividend income		$14,796			$8,328
Net interest rate spread(4)			2.90%			2.44%
Net interest margin(5)			3.09%			2.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.58%			126.11%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 35% for the 2017 period and 34% for the 2016 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the unaudited consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest earning assets.

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

	Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$6,622	$891	$7,513
Securities (1)	32	160	192
Other investments	51	(9)	42
Short-term investments	(10)	7	(3)
Total interest-earning assets	6,695	1,049	7,744

Interest-bearing liabilities
Interest-bearing checking accounts	39	18	57
Savings accounts	19	4	23
Money market accounts	129	(36)	93
Time deposit accounts	602	(246)	356
Short-term borrowing and long-time debt	334	208	542
Total interest-bearing liabilities	1,123	(52)	1,071
Change in net interest and dividend income (1)	$5,572	$1,101	$6,673

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 35%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest and dividend income increased $6.5 million, or 78.3%, to $14.8 million for the three months ended September 30, 2017, compared to $8.3 million for the three months ended September 30, 2016. The increase reflected a $7.5 million, or 68.2%, increase in interest income as average interest-earning assets increased $671.7 million, or 53.4%, primarily due to loan growth as a result of the merger. The yield on interest-earning assets increased 39 basis points from 3.50% for the three months ended September 30, 2016 to 3.89% for the three months ended September 30, 2017.

For the three months ended September 30, 2017, interest expense increased $1.1 million, or 42.3%, compared to the three months ended September 30, 2016. During the same period, interest-bearing liabilities increased $431.3 million, or 56.1%, while non-interest bearing liabilities, such as demand accounts, increased $123.0 million, or 69.2%. The net interest margin of 3.09% for the three months ending September 30, 2017 increased 44 basis points, compared to 2.65% for the three months ended September 30, 2016. The three months ended September 30, 2017 include amortization of purchase accounting adjustments related to the Chicopee acquisition, which increased net interest income by $448,000. Excluding these items, net interest margin for the third quarter of 2017 would have been 3.00%.

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

The amount of the provision for loan losses during the three months ended September 30, 2017 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio primarily includes an increase in residential loans and a higher level of net charge-offs. After evaluating all factors, we recorded a provision for loan losses of $200,000 for the three months ended September 30, 2017, compared to $375,000 for the same period in 2016. The allowance was $10.5 million, or 0.65% of total loans, and $10.1 million, or 0.64% of total loans, at September 30, 2017 and December 31, 2016, respectively.

For the three months ended September 30, 2017, net charge-offs were $100,000. This was comprised of $211,000 in charge-offs, partially offset by recoveries of $111,000.

For the three months ended September 30, 2016, net charge-offs were $18,000. This was comprised of $86,000 in charge-offs, partially offset by recoveries of $68,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income

For the three months ended September 30, 2017, non-interest income of $2.4 million increased $1.1 million, or 84.6%, compared to $1.3 million for the three months ended September 30, 2016. The increase was primarily due to the merger with Chicopee. The increase was primarily driven by an increase in service charges and fee income of $761,000, or 79.9%, an increase in other income of $111,000, an increase of $81,000, or 22.0%, in income from bank-owned life insurance and an increase of $48,000 in gains on sales of securities.

Non-interest Expense

For the three months ended September 30, 2017, non-interest expense of $11.2 million increased $3.0 million, or 36.6%, from $8.2 million, for the three months ended September 30, 2016. The increase was primarily due to a $2.4 million, or 58.5%, increase in salaries and benefits due to the addition of the Chicopee staff and normal merit increases that typically occur during the first quarter of each year. Occupancy expense increased $336,000, or 60.5%, due to the acquisition of the Chicopee branches, and data processing expense increased $276,000, or 68.3%, while merger related expenses decreased $830,000. The increase to non-interest expense reflects generally higher level of expenses associated with operating a larger financial institution, which include additional employees, increased costs for data processing, occupancy, and professional services. Although there are overall added expenses, the merger provided the opportunity to achieve greater economies of scale as reflected in the improvement in the efficiency ratio from 76.6%, for the three months ended September 30, 2016, to 65.4% for the three months ended September 30, 2017.

Income Taxes

For the three months ended September 30, 2017, we had a tax provision of $2.0 million as compared to $423,000 for the same period in 2016. The effective tax rate was 34.8% for the three months ended September 30, 2017 and 40.2% for the same period in 2016. The three months ended September 30, 2017 include higher levels of pre-tax income as a result of the merger, while the comparable 2016 period includes nondeductible merger expenses of $691,000.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

General

Net income was $12.7 million, or $0.42 per diluted share, for the nine months ended September 30, 2017, compared to $3.0 million, or $0.17 per diluted share, for the same period in 2016. Net interest income was $44.0 million and $24.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2017 and 2016, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,589,423	$49,202	4.13%	$875,325	$26,118	3.98%
Securities(2)	305,111	5,761	2.52	334,938	6,062	2.41
Other investments	17,665	501	3.78	14,703	398	3.61
Short-term investments(3)	24,023	102	0.57	33,457	67	0.27
Total interest-earning assets	1,936,222	55,566	3.83	1,258,423	32,645	3.46
Total Non-interest-earning assets	137,775			77,626
Total assets	$2,073,997			$1,336,049

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$86,841	249	0.38	$31,353	64	0.27
Savings accounts	150,975	137	0.12	76,381	63	0.11
Money market accounts	398,400	1,150	0.38	264,354	785	0.40
Time deposit accounts	568,728	4,643	1.09	391,793	3,677	1.25
Total interest-bearing deposits	1,204,944	6,179	0.68	763,881	4,589	0.80
Short-term borrowings and long-term debt	302,254	4,579	2.02	250,462	3,329	1.77
Interest-bearing liabilities	1,507,198	10,758	0.95	1,014,343	7,918	1.04
Non-interest-bearing deposits	304,492			165,156
Other non-interest-bearing liabilities	13,774			15,273
Total non-interest-bearing liabilities	318,266			180,429

Total liabilities	1,825,464			1,194,772
Total equity	248,533			141,277
Total liabilities and equity	$2,073,997			$1,336,049
Less: Tax-equivalent adjustment(2)		(766)			(154)
Net interest and dividend income		$44,042			$24,573
Net interest rate spread(4)			2.86%			2.42%
Net interest margin(5)			3.09%			2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.47%			124.06%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.
(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 35% for the 2017 period and 34% for the 2016 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$21,307	$1,777	$23,084
Securities (1)	(540)	239	(301)
Other investments	80	23	103
Short-term investments	(19)	54	35
Total interest-earning assets	20,828	2,093	22,921

Interest-bearing liabilities
Interest-bearing checking accounts	113	72	185
Savings accounts	62	12	74
Money market accounts	398	(33)	365
Time deposit accounts	1,661	(695)	966
Short-term borrowing and long-term debt	688	562	1,250
Total interest-bearing liabilities	2,922	(82)	2,840
Change in net interest and dividend income	$17,906	$2,175	$20,081

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 35%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income was $44.0 million for the nine months ended September 30, 2017 and $24.6 million for the nine months ended September 30, 2016. The increase in net interest income was primarily due to the increase in interest and dividend income of $22.3 million, or 68.7%, partially offset by the increase in interest expense of $2.8 million, or 35.9%, from the nine months ended September 30, 2016. The net interest margin, on a tax-equivalent basis, was 3.09% and 2.62% for the nine months ended September 30, 2017 and 2016, respectively.

The average balance sheet comparison for the nine months ended September 30, 2016 to September 30, 2017 largely reflects the merger with Chicopee. Average interest-earning assets increased $677.8 million, or 53.9%, from $1.3 billion for the nine months ended September 30, 2016 to $1.9 billion for the nine months ended September 30, 2017. The increase in average interest-earning assets was due to a $714.1 million, or 81.6%, increase in average loans, partially offset by a $29.8 million, or 8.9%, decrease in average investments and a $9.4 million, or 28.2%, decrease in other interest-earning assets. The average balance of demand deposit accounts, an interest-free source of funds, increased $139.3 million, or 84.4%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

The net interest margin increased 47 basis points, from 2.62% for the nine months ended September 30, 2016 to 3.09% for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, amortization of purchase accounting adjustments related to the Chicopee acquisition increased net interest income by $1.4 million. Excluding these items, net interest margin for the nine months ended September 30, 2017 was 2.99%. The average asset yield increased from 3.46% for the nine months ended September 30, 2016 to 3.83% for the nine months ended September 30, 2017. The average cost of funds decreased 9 basis points from 1.04% for the nine months ended September 30, 2016 to 0.95% for the nine months ended September 30, 2017 primarily due to purchase accounting adjustments on time deposits and borrowings as well as the continuation of low market interest rates, which allowed us to renew or replace maturing time deposits at lower costs. The average cost of time deposits decreased 16 basis points, from 1.25% for the nine months ended September 30, 2016 to 1.09% for the nine months ended September 30, 2017. The average cost of borrowings increased 25 basis points, from 1.77% for the nine months ended September 30, 2016 to 2.02% for the nine months ended September 30, 2017. The increase in cost of funds in FHLB borrowings was primarily due to the increase in the Federal Funds target rate in December 2016, March 2017 and mid-June 2017.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2017 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the nine months ended September 30, 2017, described in the comparison of financial condition, include increases in residential real estate loans and commercial and industrial loans as well as an increase in net charge-offs over the comparable period. After evaluating these factors, we recorded a provision for loan losses of $850,000 for the nine months ended September 30, 2017, compared to $400,000 for the same period in 2016. The allowance was $10.5 million, or 0.65% of total loans, at September 30, 2017 and $10.1 million, or 0.64% of total loans, at December 31, 2016.

For the nine months ended September 30, 2017, net charge-offs were $400,000. This was comprised of charge-offs of $706,000 for the nine months ended September 30, 2017, partially offset by recoveries of $306,000.

For the nine months ended September 30, 2016, net recoveries were $687,000. This was comprised of recoveries of $1.0 million for the nine months ended September 30, 2016, partially offset by charge-offs of $347,000. During the nine months ended September 30, 2016, we received a partial recovery of $1.0 million related to a single commercial real estate loan previously charged-off in 2010.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income

For the nine months ended September 30, 2017, non-interest income of $6.5 million increased $2.9 million, or 80.8%, compared to $3.6 million for the nine months ended September 30, 2016. The increase of $2.9 million was primarily due to an increase in service charges and fees of $2.1 million, or 77.6%, and an increase in income from bank-owned life insurance of $236,000, or 20.8%. The increase in non-interest income was primarily due to the merger with Chicopee. For the nine months ended September 30, 2017, wealth management fees of $404,000 earned by Westfield Financial Management Services, the Company’s investment management subsidiary, were included in service charges and fee income. Total assets under management increased to $111.7 million at September 30, 2017, compared to $91.6 million at December 31, 2016 due to positive market movements and additions from new and existing clients. Pre-tax realized gains on the sale of securities decreased $632,000, or 92.4%. Additionally, there was a $915,000 decrease on the prepayment of borrowings reported during the nine months ended September 30, 2016 as there were no such prepayments in 2017.

Non-interest Expense

For the nine months ended September 30, 2017, non-interest expense increased $10.1 million, or 43.5% to $33.4 million, or 2.15% of average assets, compared to $23.3 million, or 2.33% of average assets, for the nine months ended September 30, 2016. The increase in non-interest expense was primarily due to a $7.2 million, or 61.9%, increase in salaries and benefits due to the addition of the Chicopee staff and normal merit increases. Occupancy expense increased $1.1 million, or 64.4%, due to the acquisition of the Chicopee branches. Data processing expense increased $573,000, or 49.1%, from $1.2 million for the nine months ended September 30, 2016 to $1.7 million for the nine months ended September 30, 2017. Furniture and equipment increased $426,000, or 58.9%, from $723,000 for the nine months ended September 30, 2016 to $1.1 million for the nine months ended September 30, 2017. Advertising expense increased $265,000, or 38.1%, professional fees increased $202,000, or 11.8%, and other non-interest expense increased $1.7 million, or 56.4%. These increases were partially offset by a $1.3 million, or 67.3%, decrease in merger related expenses as well as a decrease in FDIC insurance expense of $128,000, or 21.5%. The increase to non-interest expense reflects generally higher level of expenses associated with operating a larger financial institution, which includes additional employees, increased costs for data processing, occupancy, and professional services. The merger provided the opportunity to achieve greater economies of scale as reflected in the improvement in the efficiency ratio from 75.3% for the nine months ended September 30, 2016 to 65.0% for the nine months ended September 30, 2017.

Income Taxes

For the nine months ended September 30, 2017, we had a tax provision of $3.6 million as compared to $1.5 million for the same period in 2016. The effective tax rate was 22.1% for the nine months ended September 30, 2017 and 33.4% for the same period in 2016. The 2017 period includes $1.8 million in tax benefits recorded on the reversal of a deferred tax valuation allowance and stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at September 30, 2017, was $132.0 million. In addition, we have available lines of credit of $4.0 million and $50.0 million with Bankers Bank Northeast (“BBN”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

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

At September 30, 2017, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2017, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of September 30, 2017 and December 31, 2016 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$257,936	15.76%	$130,935	8.00%	N/A	N/A
Bank	247,801	15.18	130,610	8.00	$163,263	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	247,358	15.11	98,201	6.00	N/A	N/A
Bank	237,223	14.53	97,958	6.00	130,610	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	247,358	15.11	73,651	4.50	N/A	N/A
Bank	237,223	14.53	73,468	4.50	106,121	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	247,358	12.01	82,396	4.00	N/A	N/A
Bank	237,223	11.53	82,313	4.00	102,891	5.00

December 31, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$245,389	15.10%	$130,037	8.00%	N/A	N/A
Bank	237,626	14.64	129,879	8.00	$162,349	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	97,528	6.00	N/A	N/A
Bank	227,498	14.01	97,409	6.00	129,879	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	235,261	14.47	73,146	4.50	N/A	N/A
Bank	227,498	14.01	73,057	4.50	105,527	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,261	12.19	77,187	4.00	N/A	N/A
Bank	227,498	11.86	76,745	4.00	95,931	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at September 30, 2017:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations (1)	$1,110	$2,069	$1,716	$4,995	$9,890

Borrowings and Debt
Federal Home Loan Bank	223,938	45,502	10,138	761	280,339
Securities sold under agreements to repurchase	18,465	—	—	—	18,465
Total borrowings and debt	242,403	45,502	10,138	761	298,804

Credit Commitments
Available lines of credit	156,127	9	7	59,721	215,864
Other loan commitments	54,019	13,667	2,053	2,194	71,933
Letters of credit	7,058	392	—	255	7,705
Total credit commitments	217,204	14,068	2,060	62,170	295,502

Other Obligations
Vendor Contracts	2,644	5,288	5,288	6,390	19,610

Total Obligations	$463,361	$66,927	$19,202	$74,316	$623,806

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2017	—	—	—	3,011,837
August 1 - 31, 2017	99,589	9.87	99,589	2,912,248
September 1 - 30, 2017	153,705	10.51	153,705	2,758,543
Total	253,294	10.26	253,294	2,758,543

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2017.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.