Form 10-K
period 2017-12-31
Western New England Bancorp, Inc.
filed 2018-03-15
CIK 1157647

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, was $315,361,586. This amount was based on the closing price as of June 30, 2017 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $10.15 on June 30, 2017.

As of March 9, 2018, the registrant had 30,276,673 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

General. Western New England Bancorp, Inc. (“WNEB”) (f/k/a “Westfield Financial, Inc.”) is a Massachusetts-chartered stock holding company and the parent company of Westfield Bank (the “Bank”). On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank, whereby Chicopee merged with and into Western New England Bancorp, with Western New England Bancorp surviving, and Chicopee Savings Bank merged with and into Westfield Bank (the “Bank”), with the Bank surviving, and in conjunction with the acquisition, the name of the holding company was changed to Western New England Bancorp, Inc. The transaction qualified as a tax-free reorganization for federal income tax purposes. Under the terms of the merger agreement, each outstanding share of Chicopee common stock was converted into the right to receive 2.425 shares of WNEB common stock. The consideration paid in the transaction to shareholders of Chicopee consisted of 11,919,412 shares of our common stock. Based upon the per share closing price of $7.90 on October 21, 2016, the transaction was valued at approximately $98.8 million. As a result of this transaction, we added eight branches, $716.6 million in assets, $640.9 million in loans and $545.7 million in deposits to our franchise. Western New England Bancorp was formed in 2001 in connection with its reorganization from a federally-chartered mutual holding company to a Massachusetts-chartered stock holding company with the second step conversion being completed in 2007. The Bank was formed in 1853 and is a federally chartered savings bank regulated by the Office of the Comptroller of the Currency (“OCC”). As a community bank, we focus on servicing commercial customers, including commercial and industrial lending and commercial deposit relationships. We believe that this business focus is best for our long-term success and viability, and complements our existing commitment to high quality customer service.

Elm Street Securities Corporation, a Massachusetts-chartered security corporation, was formed by us for the primary purpose of holding qualified securities. In February 2007, we formed WFD Securities, Inc., a Massachusetts-chartered security corporation, for the primary purpose of holding qualified securities. In October 2009, we formed WB Real Estate Holdings, LLC, a Massachusetts-chartered limited liability company, for the primary purpose of holding real property acquired as security for debts previously contracted by the Bank. On October 21, 2016, in conjunction with the acquisition of Chicopee, we acquired CSB Colts, Inc., a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities.

Market Area. We operate 21 banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Granby and Enfield, Connecticut. Our banking offices in Granby and Enfield, Connecticut, which we opened in June 2013 and November 2014, respectively, are our first locations outside of western Massachusetts. In 2014, we relocated our middle market and commercial real estate lending team to offices in Springfield, Massachusetts. We also have 23 free-standing ATM locations in Chicopee, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 24 traveling/seasonal ATMs. Our primary deposit gathering area is concentrated in the communities surrounding these locations and our primary lending area includes all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. In addition, we provide online banking services through our website located at www.westfieldbank.com.

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

Personnel. As of December 31, 2017, we had 255 full-time employees and 62 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of commercial real estate loans, commercial and industrial loans, residential real estate loans, home equity loans and consumer loans. At December 31, 2017, we had total loans of $1.6 billion, of which 58.6% were adjustable rate loans and 41.4% were fixed rate loans. Commercial real estate loans and commercial and industrial loans totaled $732.6 million and $238.5 million, respectively. The remainder of our loans at December 31, 2017 consisted of residential real estate loans, home equity loans and consumer loans. Residential real estate and home equity loans outstanding at December 31, 2017 totaled $650.4 million. Consumer loans outstanding at December 31, 2017 were $4.5 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$732,616	45.06%	$720,741	46.15%	$303,036	37.21%	$278,405	38.49%	$264,476	41.54%
Residential	557,752	34.30	522,083	33.43	298,052	36.60	237,436	32.82	198,686	31.21
Home equity	92,599	5.70	92,083	5.90	43,512	5.34	40,305	5.57	35,371	5.56
Total real estate loans	1,382,967	85.06	1,334,907	85.48	644,600	79.15	556,146	76.88	498,533	78.31

Other loans
Commercial and industrial	238,502	14.67	222,286	14.23	168,256	20.66	165,728	22.91	135,555	21.29
Consumer, other	4,478	0.27	4,424	0.28	1,534	0.19	1,542	0.21	2,572	0.40
Total other loans	242,980	14.94	226,710	14.52	169,790	20.85	167,270	23.12	138,127	21.69

Total loans	1,625,947	100.00%	1,561,617	100.00%	814,390	100.00%	723,416	100.00%	636,660	100.00%

Premiums and deferred loan fees and costs, net	4,734		4,867		3,823		1,270		767
Allowance for loan losses	(10,831)		(10,068)		(8,840)		(7,948)		(7,459)
Total loans, net	$1,619,850		$1,556,416		$809,373		$716,738		$629,968

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2017. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

At December 31, 2017
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
(In thousands)
Amount due:
Within one year	$86,655	$43,068	$67,333	$119,324	$376	$—	$316,756

After one year:
One to three years	159,189	39,809	665	32,354	529	—	232,546
Three to five years	199,472	48,736	2,014	49,020	1,625	—	300,867
Five to ten years	261,577	96,563	7,575	37,075	255	—	403,045
Ten to twenty years	23,975	51,026	15,012	16	831	—	90,860
Over twenty years	1,748	278,550	—	713	862	—	281,873
Total due after one year	645,961	514,684	25,266	119,178	4,102	—	1,309,191

Total amount due:	732,616	557,752	92,599	238,502	4,478	—	1,625,947

Net deferred loan origination fees and costs and premiums	(660)	4,050	340	963	41	—	4,734
Allowance for loan losses	(4,712)	(2,839)	(472)	(2,733)	(71)	(4)	(10,831)

Loans, net	$727,244	$558,963	$92,467	$236,732	$4,448	$(4)	$1,619,850

The following table presents, as of December 31, 2017, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2018, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$352,190	$162,494	$514,684
Home equity	25,266	—	25,266
Commercial real estate	162,152	483,809	645,961
Total real estate loans	539,608	646,303	1,185,911

Other loans:
Commercial and industrial	106,104	13,074	119,178
Consumer	4,095	7	4,102
Total other loans	110,199	13,081	123,280

Total loans	$649,807	$659,384	$1,309,191

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Loans:
Balance outstanding at beginning of year	$1,561,617	$814,390	$723,416

Originations:
Real estate loans:
Residential	8,120	3,522	240
Home equity	28,109	23,093	15,189
Commercial	110,392	78,396	79,734
Total mortgage originations	146,621	105,011	95,163

Commercial and industrial loans	64,324	75,034	51,063
Consumer loans	2,100	871	1,404
Total originations	213,045	180,916	147,630
Purchase of one-to-four family mortgage loans	48,205	108,448	90,743
	261,250	289,364	238,373

Loans acquired from Chicopee Savings Bank at fair value	—	640,892	—

Less:
Principal repayments, unadvanced funds and other, net	196,168	183,384	147,016
Loan charge-offs (recoveries), net	597	(653)	383
Loans transferred to other real estate owned	155	298	—
Total deductions	196,920	183,029	147,399
Ending balance	$1,625,947	$1,561,617	$814,390

Commercial and Industrial Loans. We offer commercial and industrial loan products and services that are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. We offer business installment loans, vehicle and equipment financing, lines of credit, and other commercial loans. At December 31, 2017, our commercial and industrial loan portfolio consisted of 1,777 loans totaling $238.5 million, or 14.7% of our total loans. Our commercial loan team includes thirteen commercial loan officers, six credit analysts and three portfolio managers. We may hire additional commercial loan officers on an as needed basis.

As part of our strategy of increasing our emphasis on commercial lending, we seek to attract our business customers’ entire banking relationship. Most commercial borrowers also maintain commercial deposits. We provide complementary commercial products and services, a variety of commercial deposit accounts, cash management services, internet banking, sweep accounts, a broad ATM network and night deposit services. We offer a remote deposit capture product whereby commercial customers can receive credit for check deposits by electronically transmitting check images from their own locations. Commercial loan officers are based in our commercial lending centers in Springfield, Chicopee and Westfield, and we view our branch network as a means of facilitating these commercial relationships. We intend to continue to expand the volume of our commercial business products and services within our current underwriting standards.

Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of commercial and industrial loans to an industry was to retail trade which comprised approximately 16.7% of the commercial and industrial loan portfolio inclusive of commercial and industrial owner occupied real estate loans as of December 31, 2017. At December 31, 2017, our largest commercial and industrial loan relationship was $29.8 million to a college. The loan relationship is secured by business assets and owner occupied real estate. The loans to this borrower have performed to contractual terms.

Commercial and industrial loans generally have terms of seven years or less, however, on an occasional basis, may have terms of up to ten years. Among the $238.5 million we have in our commercial and industrial loan portfolio as of December 31, 2017, $114.4 million have adjustable interest rates and $124.1 million have fixed interest rates. Whenever possible, we seek to originate adjustable rate commercial and industrial loans. Borrower activity and market conditions, however, may influence whether we are able to originate adjustable rate loans rather than fixed rate loans. We generally require the personal guarantee of the business owner. Interest rates on commercial and industrial loans generally have higher yields than residential or commercial real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2017, our commercial real estate loan portfolio consisted of 998 loans, totaling $732.6 million, or 45.1% of total loans. Since 2013, commercial real estate loans have grown by $468.1 million, or 177.0%, from $264.5 million at December 31, 2013 to $732.6 million at December 31, 2017. Organic commercial real estate loan growth since 2013 was $66.3 million, or 25.1%.

The majority of the commercial real estate portfolio consists of loans which are collateralized by properties in the Pioneer Valley of Massachusetts and northern Connecticut. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. We generally lend up to a loan-to-value ratio of 80% on commercial properties. We, however, will lend up to a maximum of 85% loan-to-value ratio and will generally require a minimum debt coverage ratio of 1.15. Our largest non-owner occupied commercial real estate loan relationship was $15.1 million at December 31, 2017, which is secured by multiple commercial properties located within the Bank’s primary lending area. The loans to this borrower are performing.

We also offer construction loans to finance the construction of commercial properties located in our primary market area. At December 31, 2017, we had $84.4 million in commercial construction loans and commitments that are committed to refinance into permanent mortgages at the end of the construction period and $13.4 million in commercial construction loans and commitments that are not committed to permanent financing at the end of the construction period.

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

In 2017, we purchased $48.2 million in residential loans from a New England-based bank as a means of supplementing our loan growth. While management has used residential loan growth to supplement the loan portfolio, the long-term strategy remains focused on commercial lending. At December 31, 2017, loans on one-to-four family residential properties, including home equity lines, accounted for $650.4 million, or 40.0% of our total loan portfolio.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payments rise, increasing the potential for default. To date, we have not experienced difficulty with payments for these loans. At December 31, 2017, our residential real estate included $205.4 million in adjustable rate loans, or 12.6% of our total loan portfolio, and $352.4 million in fixed rate loans, or 21.7% of our total loan portfolio.

Our home equity loans totaled $92.6 million, or 5.7% of total loans at December 31, 2017. Home equity loans include $25.3 million in fixed rate loans, or 1.6% of total loans, and $67.3 million in adjustable rate loans, or 4.1% of total loans. These loans may be originated in amounts up to 85% current loan to value (CLTV) of the appraised value of the property securing the loan. The term to maturity on our home equity and home improvement loans may be up to 20 years.

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

We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection. At December 31, 2017, the consumer loan portfolio totaled $4.5 million, or 0.3% of total loans. Our consumer lending will allow us to diversify our loan portfolio while continuing to meet the needs of the individuals and businesses that we serve.

Loans collateralized by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than residential real estate loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. There was no repossessed collateral relating to consumer loans at December 31, 2017. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

For loans that are $250,000 or under, an assessment of valuation will be performed by a qualified individual. The individual performing the assessment of valuation is independent from the loan production and will validate the evaluation methodology by supporting criteria. If the valuation assessment is over 80% loan to value (LTV) a full appraisal will be ordered by a licensed appraiser. For loan amounts over $250,000 a full appraisal is required by a licensed appraiser.

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

Our lending policies permit our lending and underwriting departments to review and approve commercial and industrial loans and commercial real estate loans up to $3.0 million. Any commercial and industrial or commercial real estate loan application that exceeds $3.0 million or that would result in the borrower’s total credit exposure with us to exceed $3.0 million, or whose approval requires an exception to our standard loan approval procedures, requires approval of the Executive Committee of the Board of Directors. An example of an exception to our standard loan approval procedures would be if a borrower was located outside our primary lending area. For loans requiring Board approval, management is responsible for presenting to the Board information about the creditworthiness of a borrower and the estimated value of the subject equipment or property. Generally, these determinations are based on financial statements, corporate and personal tax returns, as well as any other necessary information, including real estate and or equipment appraisals.

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

The following table presents information regarding nonperforming mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated. All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status unless the loan is well secured and in the process of collection. At December 31, 2017, 2016 and 2015, nonperforming loans totaled $12.8 million, $14.1 million, and $8.1 million, respectively. In 2016, we acquired $6.4 million in nonperforming loans from Chicopee Bancorp. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $749,000, $535,000 and $406,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential	$5,961	$5,744	$1,470	$1,323	$712
Home equity	696	120	—	1	38
Commercial real estate	2,959	4,452	3,237	3,257	1,449
Total nonaccrual real estate loans	9,616	10,316	4,707	4,581	2,199
Other loans:
Commercial and industrial	3,019	3,714	3,363	4,233	386
Consumer	120	27	10	16	1
Total nonaccrual other loans	3,139	3,741	3,373	4,249	387
Total nonperforming loans	12,755	14,057	8,080	8,830	2,586
Foreclosed real estate, net	155	298	—	—	—
Total nonperforming assets (1)	$12,910	$14,355	$8,080	$8,830	$2,586
Nonperforming loans to total loans	0.78%	0.90%	0.99%	1.22%	0.41%
Nonperforming assets to total assets	0.63	0.69	0.60	0.67	0.20

(1)	TDRs on accrual status not included above totaled $1.8 million, $2.1 million, $495,000, $50,000 and $14.5 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$10,068	$8,840	$7,948	$7,459	$7,794

Charge-offs:
Residential	(124)	(115)	(24)	(31)	(80)
Commercial real estate	(292)	(170)	—	(350)	(20)
Home equity loans	(24)	(42)	(34)	—	—
Commercial and industrial	(289)	—	(345)	(787)	(208)
Consumer	(319)	(159)	(73)	(55)	(33)
Total charge-offs	(1,048)	(486)	(476)	(1,223)	(341)

Recoveries:
Residential	122	9	4	1	1
Commercial real estate	142	1,065	—	—	155
Home equity loans	42	—	4	—	—
Commercial and industrial	81	25	51	121	84
Consumer	64	40	34	15	22
Total recoveries	451	1,139	93	137	262

Net (charge-offs) recoveries	(597)	653	(383)	(1,086)	(79)

Provision (credit) for loan losses	1,360	575	1,275	1,575	(256)

Balance at end of year	$10,831	$10,068	$8,840	$7,948	$7,459

Total loans receivable (1)	$1,625,947	$1,561,617	$814,390	$723,416	$636,660

Average loans outstanding	$1,597,599	$1,013,611	$766,548	$683,064	$604,732

Allowance for loan losses as a percent of total loans receivable	0.67%	0.64%	1.09%	1.10%	1.17%

Net loans charged-off as a percent of average loans outstanding	0.04	(0.06)	0.05	0.16	0.01

(1)	Does not include premiums, deferred costs and fees, or the allowance for loan losses.

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Our methodology for assessing the appropriateness of the allowance consists of a review of the components, which include a specific valuation allowance for impaired loans and a general allowance for non-impaired loans. The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans and, as applicable, troubled debt restructurings (“TDRs”). The specific allowance reduces the carrying amount of the impaired loans to their estimated fair value, less costs to sell, if collateral dependent. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. The general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans determined to be impaired. As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect our key lending areas, new loan products, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio. For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

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

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2017			December 31, 2016			December 31, 2015
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$4,712	$4,712	$—	$4,083	$4,083	$—	$3,856	$3,856
Residential real estate:
Residential	—	2,839	2,839	—	2,433	2,433	—	2,122	2,122
Home equity	—	472	472	—	429	429	—	309	309
Commercial and industrial	—	2,733	2,733	—	3,085	3,085	—	2,485	2,485
Consumer	—	71	71	—	38	38	—	22	22
Unallocated	—	4	4	—	—	—	—	46	46
Total	$—	$10,831	$10,831	$—	$10,068	$10,068	$—	$8,840	$8,840

	December 31, 2014			December 31, 2013
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$3,705	$3,705	$82	$3,468	$3,550
Residential real estate:
Residential	—	1,755	1,755	—	1,454	1,454
Home equity	—	298	298	—	253	253
Commercial and industrial	—	2,174	2,174	15	2,176	2,191
Consumer	—	15	15	—	13	13
Unallocated	—	1	1	—	(2)	(2)
Total	$—	$7,948	$7,948	$97	$7,362	$7,459

In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require us to adjust the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations. There were no adjustments recommended during 2017 or 2016.

For the year ended December 31, 2017, we recorded a provision of $1.4 million to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2017.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2017			December 31, 2016			December 31, 2015
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$4,712	$732,616	45.06%	$4,083	$720,741	46.15%	$3,856	$303,036	37.21%
Real estate mortgage:
Residential	2,839	557,752	34.30	2,433	522,083	33.43	2,122	298,052	36.60
Home equity	472	92,599	5.70	429	92,083	5.90	309	43,512	5.34
Commercial loans	2,733	238,502	14.67	3,085	222,286	14.24	2,485	168,256	20.66
Consumer loans	71	4,478	0.27	38	4,424	0.28	22	1,534	0.19
Unallocated	4	—	0.00	—	—	0.00	46	—	0.00
Total allowances for loan losses	$10,831	$1,625,947	100.00%	$10,068	$1,561,617	100.00%	$8,840	$814,390	100.00%

	December 31, 2014			December 31, 2013
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,705	$278,405	38.49%	$3,550	$264,476	41.54%
Real estate mortgage:
Residential	1,755	237,436	32.82	1,454	198,686	31.21
Home equity	298	40,305	5.57	253	35,371	5.56
Commercial loans	2,174	165,728	22.91	2,191	135,555	21.29
Consumer loans	15	1,542	0.21	13	2,572	0.40
Unallocated	1	—	0.00	(2)	—	0.00
Total allowances for loan losses	$7,948	$723,416	100.00%	$7,459	$636,660	100.00%

Potential Problem Loans. The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. The Company maintains a listing of “classified loans” consisting of Special Mention, Substandard and Doubtful loans, which are generally transferred to the Special Assets or Collections area for additional monitoring. Loans identified as containing loss are normally partially or fully charged off. In addition, the Company closely monitors the classified loans for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. At December 31, 2017, classified loans, totaled $63.6 million, of which $43.7 million are not considered impaired. See the section titled Asset Quality in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.

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

Securities Portfolio. We invest in government-sponsored enterprise debt securities which consist of bonds issued by the Federal Home Loan Mortgage Corporation and the Federal Farm Credit Banks. We also invest in corporate bonds which are diversified amongst a number of companies and industries and are rated in one of the four highest nationally-recognized investment grade categories. These securities have maturities that do not exceed 7 years. In addition, we have investments in Federal Home Loan Bank stock and mutual funds that invest only in securities allowed by the OCC.

Our mortgage-backed securities, the majority of which are directly or indirectly insured or guaranteed by or Fannie Mae, Freddie Mac or Ginnie Mae, consist primarily of fixed rate securities.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$25,151	$24,381	$43,140	$42,008	$4,000	$3,951
State and municipal bonds	3,222	3,239	4,117	4,008	2,794	2,801
Corporate bonds	56,084	56,144	50,255	50,317	21,176	21,136
Total debt securities	84,457	83,764	97,512	96,333	27,970	27,888

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	185,769	182,001	184,127	180,136	138,186	135,959
U.S. government guaranteed mortgage-backed securities	16,821	16,254	17,753	17,350	11,030	10,903
Total mortgage-backed securities	202,590	198,255	201,880	197,486	149,216	146,862

Marketable equity securities:
Mutual funds	6,727	6,397	6,586	6,296	6,438	6,247
Common and preferred stock	—	—	—	—	1,309	1,593
Total marketable equity securities	6,727	6,397	6,586	6,296	7,747	7,840

Total available-for-sale securities	$293,774	$288,416	$305,978	$300,115	$184,933	$182,590

Held-to-maturity:
Debt securities:
Government-sponsored enterprise obligations	$—	$—	$—	$—	$30,146	$29,928
State and municipal bonds	—	—	—	—	6,845	6,811
Corporate bonds	—	—	—	—	23,969	23,717
Total debt securities	—	—	—	—	60,960	60,456

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	—	—	—	—	148,085	147,889
U.S. government guaranteed mortgage-backed securities	—	—	—	—	29,174	29,274
Total mortgage-backed securities	—	—	—	—	177,259	177,163

Total held-to-maturity securities	$—	$—	$—	$—	$238,219	$237,619

Mortgage-Backed Securities. The following table sets forth the amortized cost and fair value of our mortgage-backed securities, which are classified as available-for-sale or held-to-maturity at the dates indicated.

	At December 31,
	2017			2016			2015
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total	Value	Cost	Total	Value	Cost	Total	Value
	(In thousands)
Available-for-sale:
Government-sponsored residential mortgage-backed	$185,769	91.70%	$182,001	$184,127	91.21%	$180,136	$138,186	42.32%	$135,959
U.S. government guaranteed residential mortgage-backed	16,821	8.30	16,254	17,753	8.79	17,350	11,030	3.38	10,903
Total available-for-sale	202,590	100.00	198,255	201,880	100.00	197,486	149,216	45.70	146,862

Held-to-maturity:
Government-sponsored residential mortgage-backed	—	—	—	—	—	—	148,085	45.36	147,889
U.S. government guaranteed residential mortgage-backed	—	—	—	—	—	—	29,174	8.94	29,274
Total held-to-maturity	—	—	—	—	—	—	177,259	54.30	177,163

Total	$202,590	100.00%	$198,255	$201,880	100.00%	$197,486	$326,475	100.00%	$324,025

Securities Portfolio Maturities. The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt securities available-for-sale:
Government-sponsored enterprise obligations	$—	—%	$1,500	1.44%	$18,500	2.23%	$5,151	3.00%	$25,151	$24,381	2.34%
State and municipal bonds	—	—	480	3.76	1,142	3.81	1,600	2.91	3,222	3,239	3.36
Corporate bonds	—	—	31,103	2.97	24,981	3.08	—	—	56,084	56,144	3.02
Total debt securities available-for-sale	—	—	33,083	2.91	44,623	2.74	6,751	2.98	84,457	83,764	2.83

Mortgage-backed securities available-for-sale:
Government-sponsored residential mortgage-backed	—	—	21,186	1.91	5,754	2.06	158,829	2.42	185,769	182,001	2.35
U.S. government guaranteed residential mortgage-backed	—	—	—	—	—	—	16,821	2.27	16,821	16,254	2.27
Total mortgage-backed securities available-for-sale	—	—	21,186	1.91	5,754	2.06	175,650	2.41	202,590	198,255	2.35

Total available-for-sale	$—	—%	$54,269	2.52%	$50,377	2.67%	$182,401	2.43%	$287,047	$282,019	2.49%

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

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits. We have expanded the types of deposit products that we offer to include online and mobile banking services, tiered money market accounts and customer repurchase agreements to complement our increased emphasis on attracting commercial banking relationships.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our offices. We rely primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular accounts, money market accounts, and interest-bearing and non-interest-bearing demand accounts) represented 63.1% of total deposits on December 31, 2017 and 62.3% on December 31, 2016. At December 31, 2017 and December 31, 2016, time deposits with remaining terms to maturity of less than one year amounted to $300.5 million and $321.1 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2017, 2016 and 2015.

Deposit Distribution and Weighted Average Rates. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2017			2016			2015
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand deposits	$311,851	20.72%	—%	$303,993	20.03%	—%	$157,844	17.54%	—%
Interest-bearing checking accounts	87,394	5.80	0.39	82,406	5.43	0.46	28,913	3.21	0.30
Regular accounts	140,081	9.30	0.12	149,455	9.85	0.13	75,225	8.35	0.11
Money market accounts	410,223	27.24	0.40	409,274	26.96	0.41	242,647	26.95	0.34
Total core deposit accounts	949,549	63.06	0.23	945,128	62.26	0.24	504,629	56.05	0.20

Time deposits:
Due within the year	300,531	19.95	1.15	321,078	21.15	1.13	240,662	26.73	1.02
Over 1 year through 3 years	213,780	14.19	1.58	199,309	13.13	1.42	92,650	10.29	1.27
Over 3 years	42,222	2.80	1.59	52,556	3.46	1.64	62,422	6.93	1.81
Total time deposit accounts	556,533	36.94	1.35	572,943	37.74	1.28	395,734	43.95	1.20

Total	$1,506,082	100.00%	0.65%	$1,518,071	100.00%	0.63%	$900,363	100.00%	0.64%

Time Deposit Maturities. At December 31, 2017, we had $140.0 million in time deposits with balances of $250,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)

3 months or less	$19,329	0.86%
Over 3 months through 6 months	30,812	1.29
Over 6 months through 12 months	19,280	1.34
Over 12 months	70,572	1.71
Total	$139,993	1.45%

Time Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our time deposits at the dates indicated.

	At December 31, 2017
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

1.00% and under	$73,441	$16,503	$6,555	$6,624	$103,123	18.53%
1.01% to 2.00%	227,090	162,058	22,419	35,235	446,802	80.28
2.01% to 3.00%	—	1,219	5,026	363	6,608	1.19
Total	$300,531	$179,780	$34,000	$42,222	$556,533	100.00%

Short-term borrowings and long-term debt. We also use short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations. Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances (including line of credit advances) with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings issued by the FHLBB were $133.0 million at December 31, 2017 and $155.0 million at December 31, 2016. We had an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2017 and 2016. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2017 and 2016, respectively.

Our repurchase agreements are with commercial customers. These agreements are linked to customers’ checking accounts. Excess funds are swept out of certain commercial checking accounts and into repurchase agreements where the customers can earn interest on their funds. At December 31, 2017 and 2016, such repurchase agreement borrowings totaled $11.7 million and $17.4 million, respectively. In addition, we have a $4.0 million line of credit with Bankers Bank Northeast (“BBN”) and a $50.0 million line of credit with PNC Bank, respectively, at an interest rate determined and reset by BBN and PNC on a daily basis. At December 31, 2017 and 2016, we had no advances outstanding under these lines. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

Long-term debt consists of FHLBB advances, securities sold under repurchase agreements and customer repurchase agreements with an original maturity of one year or more. At December 31, 2017, we had $164.8 million in long-term debt with the FHLBB and no long-term customer repurchase agreements. This compares to $124.8 million in FHLBB advances and no long-term customer repurchase agreements at December 31, 2016. During 2016, we prepaid FHLBB borrowings in the amount of $42.5 million with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000.

Financial Services – In conjunction with our acquisition of Chicopee in October 2016, we retained a partnership with a third party registered broker dealer, Linsco/Private Ledger (“LPL”), while discontinuing our strategic alliance with our previous service provider, Charter Oak, a division of MassMutual. Through LPL, we offer customers a range of non-deposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by LPL from sales to customers.

Supervision and Regulation

Western New England Bancorp and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to savings and loan holding companies and their insured depository institution subsidiaries is intended to protect depositors, the federal deposit insurance fund (the “DIF”), consumers and the U.S. banking system, rather than investors.

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

Overview. Western New England Bancorp is a separate and distinct legal entity from the Bank. Western New England Bancorp is a Massachusetts corporation and registered savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”), as amended, and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over Western New England Bancorp and its non-savings association subsidiaries. Western New England Bancorp is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol, “WNEB,” and is subject to the NASDAQ stock market rules.

The Bank is organized as a federal savings association under the HOLA. The Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (the “OCC”) as its chartering authority and primary federal regulator. To a limited extent, the Bank is also subject to the supervision and regulation of the Federal Deposit Insurance Corporation (the “FDIC”) as its deposit insurer. Financial products and services offered by Western New England Bancorp and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”). Western New England Bancorp and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Bank is a member of the FHLBB, and is subject to the rules and requirements of the FHLBB. The subsidiaries of Western New England Bancorp and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

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

Federal Savings and Loan Holding Company Regulation. Western New England Bancorp is a savings and loan holding company as defined by the HOLA. In general, the HOLA restricts the business activities of savings and loan holding companies to those permitted for financial holding companies under the Bank Holding Company Act of 1956 as amended (the “BHC Act”), as amended. Permissible businesses activities includes banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto,” as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

Mergers and Acquisitions. The HOLA, the federal Bank Merger Act and other federal and state statutes regulate direct and indirect acquisitions of savings associations by savings and loan holding companies or other savings associations. The HOLA requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares of a savings association or its parent holding company and for a company, other than a savings and loan holding company, to acquire 25% or more of any class of voting securities of a savings association or a savings and loan holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of an insured depository institution without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

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

Dividends. The principal source of Western New England Bancorp’s liquidity is dividends from the Bank. The OCC imposes various restrictions and requirements on the Bank’s ability to make capital distributions, including cash dividends. The OCC’s prior approval is required if the total of all distributions, including the proposed distribution, declared by a federal savings association in any calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than well capitalized. In addition, section 10(f) of the HOLA requires a subsidiary savings association of a savings and loan holding company, such as the Bank, to file a notice with the Federal Reserve prior to declaring certain types of dividends.

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

In November 2017, the FRB finalized a rule extending the currently applicable capital rules for non-advanced approaches institutions, including the treatment of mortgage servicing assets. This rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.

Western New England Bancorp is in compliance with the targeted capital ratios under the Capital Rules at December 31, 2017. The Bank is subject to the Capital Rules on the same phase-in schedule as Western New England Bancorp. We believe that Western New England Bancorp and the Bank will remain in compliance with the targeted capital ratios as such requirements are phased in.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2017, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

Volcker Rule. Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Western New England Bancorp, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements. As of December 31, 2017, Western New England Bancorp is compliant with the Volcker Rule.

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

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, we were in compliance with these limitations on loans to one borrower.

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

Consumer Protection and CFPB Supervision. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent federal agency responsible for implementing, enforcing, and examining compliance with federal consumer financial laws. As Western New England Bancorp has less than $10 billion in total consolidated assets, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer financial laws and regulations. Under the Dodd-Frank Act, state attorneys general are empowered to enforce rules issued by the CFPB.

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

FDIC insurance expenses include deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. FICO bonds mature in 2017 through 2019.

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

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. Required percentages of stock ownership are subject to change by the FHLBB, and the Bank was in compliance with this requirement with an investment in FHLBB capital stock at December 31, 2017. If there are any developments that cause the value of our stock investment in the FHLBB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

Financial Privacy and Data Security. Western New England Bancorp is subject to federal laws, including the Gramm-Leach Bliley Act, and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated institutions. These provision require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.

The Gramm-Leach Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the Gramm-Leach Bliley Act and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.

Preventing Suspicious Activity. Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. On May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarifies and strengthens the existing obligations for identifying new and existing customers and explicitly include risk-based procedures for conducting ongoing customer due diligence. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Western New England Bancorp and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

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

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.

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

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted. As of December 31, 2017, the fair value of our securities portfolio was approximately $304.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an-other-than-temporary impairment (“OTTI”) in future periods and result in realized losses.

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

We operate in a highly-regulated environment that is subject to extensive government supervision and regulation, which may interfere with our ability to conduct business and may adversely impact the results of our operations. We are subject to extensive federal and state supervision and regulation that govern nearly all aspects of our operations and can have a material impact on our business. Federal banking agencies have significant discretion regarding the supervision, regulation and enforcement of banking laws and regulations.

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

Since the 2008 global financial crisis, financial institutions have been subject to increased scrutiny from Congress, state legislatures and federal and state financial regulatory agencies. Changes to the legal and regulatory framework have significantly altered the laws and regulations under which we operate. Compliance with these changes and any additional or amended laws, regulations and regulatory policies may reduce our ability to effectively compete in attracting and retaining customers. The passage and continued implementation of the Dodd-Frank Act, among other laws and regulations, has increased our costs of doing business and resulted in decreased revenues and net income. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal financial regulatory agencies. As a result, we cannot provide assurance that future changes in laws, regulations and policies will not adversely affect our business.

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

If the goodwill or other intangible assets recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2017, we had $12.5 million of goodwill and $4.1 million of core deposit intangible on our balance sheet. We will evaluate goodwill for impairment at least annually or more frequently if events or changes in circumstances warrant such evaluation. Write-downs of the amount of impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. No impairment related to goodwill or core deposit intangibles was recorded for the year ended December 31, 2017. Future evaluations may result in findings of impairment and related write-downs, which could have a material adverse effect on our financial condition and results of operations.

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

We currently conduct our business through our twenty-one banking offices, twenty-three off-site ATMs and twenty-four seasonal/traveling ATMs. The following table sets forth certain information regarding our properties as of December 31, 2017. As of this date, the properties and leasehold improvements owned by us had an aggregate net book value of $23.5 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm St.	Owned	1964	N/A
Westfield, MA

Technology Center:
9-13 Chapel St.	Leased	2015	2023
Westfield, MA

Retail Lending:
136 Elm St.	Owned	2011	N/A
Westfield, MA

Commercial Lending & Middle Market:
1500 Main St.	Leased	2014	2019
Springfield, MA

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street	Owned	2009/1998	N/A
Chicopee, MA

Branch Offices:
206 Park St.	Owned	1957	N/A
West Springfield, MA

655 Main St.	Owned	1968	N/A
Agawam, MA

26 Arnold St.	Owned	1976	N/A
Westfield, MA

300 Southampton Rd.	Owned	1987	N/A
Westfield, MA

462 College Highway	Owned	1990	N/A
Southwick, MA

382 North Main St.	Leased	1997	2022
E. Longmeadow, MA

1500 Main St.	Leased	2006	2018
Springfield, MA

1642 Northampton St.	Owned	2001	N/A
Holyoke, MA

560 East Main St.	Owned	2007	N/A
Westfield, MA

237 South Westfield St.	Leased	2009	2018
Feeding Hill, MA

10 Hartford Avenue	Leased	2013	2018
Granby, CT

47 Palomba Drive	Leased	2014	2024
Enfield, CT

39 Morgan Road	Owned	2005	N/A
West Springfield, MA

70 Center Street	Owned	1973	N/A
Chicopee, MA

569 East Street	Owned	1976	N/A
Chicopee, MA

599 Memorial Drive	Leased	1977	2027
Chicopee, MA

435 Burnett Road	Owned	1990	N/A
Chicopee, MA

477A Center Street	Leased	2002	2022
Ludlow, MA

350 Palmer Road	Leased	2009	2027
Ware, MA

32 Willamansett Street	Leased	2008	2027 (1)
South Hadley, MA

(1) This lease is for the land only, the building is owned by Westfield Bank.

ATMs:
516 Carew Street	Tenant at will	2002	N/A
Springfield, MA

1000 State Street	Tenant at will	2003	N/A
Springfield, MA

788 Memorial Avenue	Leased	2006	2020
West Springfield, MA

2620 Westfield Street	Leased	2006	2020
West Springfield, MA

98 Southwick Road	Leased	2006	2026
Westfield, MA

115 West Silver Street	Tenant at will	2005	N/A
Westfield, MA

1342 Liberty Street	Owned	2001	N/A
Springfield, MA

98 Lower Westfield Road	Leased	2010	2020
Holyoke, MA

Westfield State University
577 Western Avenue
Westfield, MA
Woodward Center	Leased	2010	2020
Wilson Hall	Leased	2010	2020
Ely Hall	Leased	2010	2020

214 College Highway	Leased	2010	2020
Southwick, MA

705 Memorial Drive	Leased	2013	At will
Chicopee, MA

291 Springfield Street	Owned	2015	N/A
Chicopee, MA

Big E ATMs:
1305 Memorial Avenue
West Springfield, MA

Better Living Center	Owned	2011	N/A
Better Living Center	Owned	2011	N/A
Better Living Center (Door 6)	Owned	2011	N/A
Big E Coliseum	Owned	2015	N/A
Big E Young Building	Owned	2011	N/A
Big E Mallory Complex	Owned	2011	N/A

627 Randall Road	Owned	2015	N/A
Ludlow, MA

229 Exchange Street	Owned	2015	N/A
Chicopee, MA

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is currently listed on The NASDAQ Stock Market under the symbol “WNEB.” At December 31, 2017, there were 30,487,309 shares of common stock issued and outstanding, and there were approximately 2,295 shareholders of record.

The table below shows the high and low sales prices during the periods indicated as well as dividends declared per share.

	Price Per Share		Cash Dividends Declared
2017	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2017	11.10	10.00	0.03
Third Quarter ended September 30, 2017	11.03	9.30	0.03
Second Quarter ended June 30, 2017	10.95	9.75	0.03
First Quarter ended March 31, 2017	10.75	9.00	0.03

	Price Per Share		Cash Dividends Declared
2016	High ($)	Low ($)	($)
Fourth Quarter ended December 31, 2016	9.75	7.45	0.03
Third Quarter ended September 30, 2016	7.97	7.41	0.03
Second Quarter ended June 30, 2016	8.50	7.35	0.03
First Quarter ended March 31, 2016	8.85	7.57	0.03

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 1 - 31, 2017	158,848		10.87	158,848	2,599,695
November 1 - 30, 2017	87,858		10.41	87,858	2,511,837
December 1 - 31, 2017	82,798	(2)(3)	10.27	71,228	2,440,609
Total	329,504		10.60	317,934	2,440,609

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock. This plan began March 13, 2017 and as of December 31, 2017 there were 2,440,609 shares remaining to be purchased under the repurchase program.

(2)	Number includes repurchase of 6,389 shares related to tax obligations for shares of restricted stock that vested on December 31, 2017 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 3, 2018.

(3)	Number includes repurchase of 5,181 shares related to restricted shares under the legacy Chicopee recognition and retention plan.

Performance Graph

The following graph compares our total cumulative shareholder return by an investor who invested $100.00 on December 31, 2012 to December 31, 2017, to the total return by an investor who invested $100.00 in the Russell 2000 Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc. and the Russell 2000 Index

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Western New England Bancorp, Inc.	100.00	107.35	108.75	126.43	142.93	168.62
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At December 31,
	2017	2016(1)	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,083,070	$2,076,018	$1,339,930	$1,320,096	$1,276,841
Loans, net (2)	1,619,850	1,556,416	809,373	716,738	629,968
Securities available-for-sale	288,416	300,115	182,590	215,750	243,204
Securities held to maturity (3)	—	—	238,219	278,080	295,013
Deposits	1,506,082	1,518,071	900,363	834,218	817,112
Short-term borrowings	144,650	172,351	128,407	93,997	48,197
Long-term debt	164,786	124,836	153,358	232,479	248,377
Total shareholders’ equity	247,281	238,396	139,466	142,543	154,144
Allowance for loan losses	10,831	10,068	8,840	7,948	7,459
Nonperforming loans	12,755	14,057	8,080	8,830	2,586

	For the Years Ended December 31,
	2017	2016(1)	2015	2014	2013
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$74,039	$48,598	$42,476	$40,991	$41,031
Interest expense	14,645	11,285	10,794	9,923	10,290
Net interest and dividend income	59,394	37,313	31,682	31,068	30,741
Provision for loan losses	1,360	575	1,275	1,575	(256)
Net interest and dividend income after provision for loan losses	58,034	36,738	30,407	29,493	30,997
Total non-interest income	8,501	5,971	4,865	4,460	4,272
Total non-interest expense	(44,787)	(35,306)	(27,433)	(25,909)	(26,642)
Income before income taxes	21,748	7,403	7,839	8,044	8,627
Income taxes	9,428	2,569	2,124	1,882	1,871
Net income	$12,320	$4,834	$5,715	$6,162	$6,756

Basic earnings per share	$0.41	$0.25	$0.33	$0.34	$0.34
Diluted earnings per share	$0.41	$0.24	$0.33	$0.34	$0.34

Dividends per share paid	$0.12	$0.12	$0.12	$0.21	$0.29

(1)	Reflects the acquisition of Chicopee during 2016.
(2)	Loans are shown net of deferred loan fees and costs, premiums, allowance for loan losses and unadvanced loan funds.
(3)	During 2016, securities with an amortized cost of $136.8 million were reclassified from held-to-maturity to available-for-sale.

	At or for the Years Ended December 31,
	2017	2016(1)	2015	2014	2013

Selected Financial Ratios and
Other Data(2)
Performance Ratios:
Return on average assets	0.59%	0.32%	0.42%	0.48%	0.53%
Return on average equity	4.94	2.95	4.10	4.18	4.04
Average equity to average assets	12.02	11.02	10.35	11.42	13.02
Equity to total assets at end of year	11.87	11.48	10.41	10.80	12.07
Interest rate spread	2.91	2.49	2.35	2.42	2.39
Net interest margin(3)	3.12	2.70	2.53	2.60	2.58
Average interest-earning assets to average interest-earning liabilities	128.64	125.21	121.47	121.90	122.92
Total non-interest expense to average assets	2.16	2.37	2.04	2.01	2.07
Efficiency ratio(4)	65.25	67.40	75.49	73.59	76.79
Dividend payout ratio	0.29	0.50	0.36	0.62	0.85
Regulatory Capital Ratios:
Total risk-based capital	15.53	15.10	17.20	18.68	21.17
Tier 1 risk-based capital	14.87	14.47	16.23	17.73	20.21
Common equity tier 1 capital	14.87	14.47	16.23	N/A	N/A
Tier 1 leverage capital	11.84	12.19	11.16	11.30	12.28
Asset Quality Ratios:
Nonperforming loans to total loans	0.78	0.90	0.99	1.22	0.41
Nonperforming assets to total assets	0.62	0.69	0.60	0.67	0.20
Allowance for loan losses to total loans	0.66	0.64	1.09	1.10	1.17
Allowance for loan losses to nonperforming assets	0.84	0.70	1.09	0.90	2.88
Number of:
Banking offices	21	21	13	13	12
Full-time equivalent employees	279	273	189	183	191

(1)	Reflects the acquisition of Chicopee during 2016.
(2)	Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(3)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.
(4)	The efficiency ratio represents the ratio of operating expenses excluding merger related charges divided by the sum of net interest and dividend income and non-interest income, excluding gain and loss on sale of securities and loss on prepayment of borrowings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending while decreasing our securities portfolio. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolio by targeting businesses in our primary market area and in northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area;

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships; and

●	grow through acquisitions. We may pursue expansion opportunities in our existing market areas or adjacent areas in strategic locations that maximize growth opportunities or with companies that add complementary products to our existing business and we will look to be opportunistic to expand through the acquisition of banks or other financial service companies.

You should read the following financial results for the year ended December 31, 2017 in the context of this strategy.

●	Net income was $12.3 million, or $0.41 per diluted share, for the year ended December 31, 2017, compared to $4.8 million, or $0.24 per diluted share, for the same period in 2016. The results for the year ended December 31, 2017 showed increases in net interest and dividend income and non-interest income, however, these were partially offset by an increase in non-interest expense, all primarily due to reflecting a full year of combined operating activity since the October 21, 2016 acquisition of Chicopee.

●	We had provision for loan loss expense of $1.4 million for the year ended December 31, 2017, compared to $575,000 for the year ended December 31, 2016. The allowance was $10.8 million at December 31, 2017 and $10.1 million at December 31, 2016, or 0.66% and 0.64% of total loans, respectively. The allowance as a percentage of loans was impacted by the addition of $640.9 million in loans acquired from Chicopee that were recorded at fair value on October 21, 2016 and required no further allowance subsequent to the acquisition.

●	Net interest and dividend income increased $22.1 million to $59.4 million for the year ended December 31, 2017, compared to $37.3 million for the year ended December 31, 2016, primarily due to a $25.4 million increase in interest income resulting from a $584.0 million increase in the average balance of loans from the comparable 2016 period resulting from the acquisition of Chicopee on October 21, 2016. Non-interest income increased $2.5 million to $8.5 million for the year ended December 31, 2017, compared to $6.0 million for the same period in 2016 primarily driven by an increase in service charges and fee income.

●	Non-interest expense increased $9.5 million to $44.8 million at December 31, 2017, compared to $35.3 million at December 31, 2016. The increase in non-interest expense for the year ended December 31, 2017 was primarily due to a full year of combined operating activity since the October 21, 2016 acquisition of Chicopee.

General. Our consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of certificates of deposit and money market account, demand deposit accounts and savings account deposits, borrowings from the FHLBB and securities sold under repurchase agreements. The consolidated results of operations also depend on the provision for loan losses, non-interest income, and non-interest expense. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities.

Critical Accounting Policies. Our accounting policies are disclosed in Note 1 to our consolidated financial statements. Given our current business strategy and asset/liability structure, the more critical policies are the allowance for loan losses and provision for loan losses, accounting for nonperforming loans, the realizability of deferred taxes and other-than-temporary impairment of securities. In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in Part I under “Business – Lending Activities - Allowance for Loan Losses.” This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Our methodology for assessing the allocation of the allowance consists of two key components, which are a specific allowance for impaired loans and a general allowance for the remainder of the portfolio. Measurement of impairment can be based on present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The allocation of the allowance is also reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected.

Our general policy regarding recognition of interest on loans is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if collection of principal or interest is doubtful. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table sets forth information relating to our financial condition and net interest and dividend income for the years ended December 31, 2017, 2016 and 2015 and reflects the average yield on assets and average cost of liabilities for the years indicated. The yields and costs were derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances were derived from actual daily balances over the years indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.

The interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

				For the Years Ended December 31,
	2017			2016			2015
	Average		Avg Yield/	Average		Avg Yield/	Average		Avg Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,597,599	$66,619	4.17%	$1,013,611	$40,422	3.99%	$766,548	$30,646	4.00%
Securities(2)	302,246	7,636	2.53	326,011	7,811	2.40	472,616	11,832	2.50
Other investments - at cost	17,715	678	3.83	15,207	550	3.62	16,509	396	2.40
Short-term investments(3)	19,244	120	0.62	40,552	115	0.28	12,067	18	0.15
Total interest-earning assets	1,936,804	75,053	3.88	1,395,381	48,898	3.50	1,267,740	42,892	3.38
Total non-interest-earning assets	138,241			93,611			78,938

Total assets	$2,075,045			$1,488,992			$1,346,678

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$86,069	330	0.38	$42,408	147	0.35	$34,351	79	0.23
Savings accounts	149,497	179	0.12	90,666	106	0.12	75,691	79	0.10
Money market accounts	401,935	1,565	0.39	294,247	1,189	0.40	237,782	830	0.35
Time deposits	567,088	6,374	1.12	426,213	5,139	1.21	390,155	4,583	1.17
Total interest-bearing deposits	1,204,589	8,448	0.70	853,534	6,581	0.77	737,979	5,571	0.75
Short-term borrowings and long-term debt	300,964	6,197	2.06	260,890	4,704	1.80	305,646	5,223	1.71
Interest-bearing liabilities	1,505,553	14,645	0.97	1,114,424	11,285	1.01	1,043,625	10,794	1.03
Non-interest-bearing deposits	305,701			193,953			145,519
Other non-interest-bearing liabilities	14,448			16,543			18,098
Total non-interest-bearing liabilities	320,149			210,496			163,617

Total liabilities	1,825,702			1,324,920			1,207,242
Total equity	249,343			164,072			139,436
Total liabilities and equity	$2,075,045			$1,488,992			$1,346,678
Less: Tax-equivalent adjustment(2)		(1,014)			(300)			(416)
Net interest and dividend income		$59,394			$37,313			$31,682
Net interest rate spread(4)			2.91%			2.49%			2.35%
Net interest margin(5)			3.12%			2.70%			2.53%
Ratio of average interest-earning
assets to average interest-bearing liabilities			128.64%			125.21%			121.47%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 35% for the 2017 period and 34% for the 2016 and 2015 periods. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

46

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

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016			Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$23,289	$2,908	$26,197	$9,877	$(101)	$9,776
Investment securities (1)	(564)	389	(175)	(3,670)	(351)	(4,021)
Other investments - at cost	91	37	128	(31)	185	154
Short-term investments	(60)	65	5	42	55	97
Total interest-earning assets	22,756	3,399	26,155	6,218	(212)	6,006

Interest-bearing liabilities
Interest-bearing checking accounts	151	32	183	18	50	68
Savings accounts	69	4	73	22	5	27
Money market accounts	435	(59)	376	204	155	359
Time deposits	1,699	(464)	1,235	424	132	556
Short-term borrowing and long-term debt	723	770	1,493	(765)	246	(519)
Total interest-bearing liabilities	3,077	283	3,360	(97)	588	491
Change in net interest and dividend income	$19,679	$3,116	$22,795	$6,315	$(800)	$5,515

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 35% for the 2017 period and 34% for the 2016 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income.

47

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total assets increased $7.1 million, or 0.3%, to $2.1 billion at December 31, 2016. Total loans increased by $64.2 million, or 4.1%, to $1.6 billion at December 31, 2017, primarily due to increases in residential real estate, commercial and industrial loans and commercial real estate loans. The increase in loans was partially offset by a $43.1 million, or 61.4%, decrease in cash and cash equivalents, a $12.3 million, or 3.9%, decrease in the securities portfolio, and a $7.4 million, or 45.7% decrease in the net deferred tax asset. The decrease in cash and cash equivalents and securities from December 2016 was primarily driven by utilizing cash on hand and cash flows from securities pay downs to fund loan growth. The decrease in the net deferred tax asset from December 2016 was primarily driven by a $4.0 million write-down due to the lower corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017.

Total loans increased by $64.2 million, or 4.1%, to $1.6 billion at December 31, 2017. The increase in total loans was primarily the result of increases in residential real estate loans, commercial and industrial loans and commercial real estate loans. Residential real estate and home equity loans increased $36.2 million, or 5.9%, to $650.4 million at December 31, 2017 from $614.2 million at December 31, 2016. We purchased $48.2 million in residential loans from a New England-based bank as a means of supplementing our loan growth.

Commercial and industrial loans increased $16.2 million, or 7.3%, to $238.5 million at December 31, 2017 from $222.3 million at December 31, 2016. The growth in commercial and industrial loans was the result of new loan originations, which were partially offset by loan payments and payoffs. Commercial real estate loans increased $11.9 million, or 1.7%, to $732.6 million at December 31, 2017 from $720.7 million at December 31, 2016.

Securities decreased $12.3 million, or 3.9%, to $304.0 million at December 31, 2017 from $316.2 million at December 31, 2016. The securities portfolio is primarily comprised of mortgage-backed securities, which totaled $198.3 million at December 31, 2017 and $197.5 million at December 31, 2016, the majority of which were issued by government-sponsored enterprises such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. There were no privately issued mortgage-backed securities in the portfolio at December 31, 2017 and 2016.

Corporate bonds totaled $56.1 million and $50.3 million at December 31, 2017 and 2016, respectively. The securities portfolio includes investment-grade corporate bonds which help to diversify our securities portfolio while also increasing the average yield on the portfolio. Debt securities issued by government-sponsored enterprises were $24.4 million at December 31, 2017 and $42.0 million at December 31, 2016. Securities issued by government-sponsored enterprises include bonds issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. We also invest in municipal bonds primarily issued by cities and towns in Massachusetts that are rated as investment grade by Moody’s, Standard & Poor’s or Fitch, and the majority of which are also independently insured. Municipal bonds were $3.2 million at December 31, 2017 and $4.0 million at December 31, 2016. In addition, we have investments in FHLBB stock, common stock and mutual funds as allowed by the OCC. During the first quarter of 2016, the Company transferred its held-to-maturity portfolio of $232.8 million to available-for-sale, and subsequently sold $136.8 million in securities available-for-sale. As a result of this transfer, the Company has tainted their held-to-maturity portfolio and is prohibited from classifying future purchases as held-to-maturity for a period of at least two years.

Total deposits decreased $12.0 million, or 0.8%, to $1.5 billion at December 31, 2017, compared to December 31, 2016. Core deposits, which the Company defines as all deposits except time deposits, increased $4.4 million, or 0.5%, from $945.1 million, or 62.3% of total deposits, at December 31, 2016, to $949.5 million, or 63.0% of total deposits, at December 31, 2017. Non-interest-bearing deposits increased $7.9 million, or 2.6%, to $311.9 million, money market accounts increased $1.0 million, or 0.2%, to $410.2 million, and interest-bearing checking accounts increased $5.0 million, or 6.1%, to $87.4 million, while savings accounts decreased $9.4 million, or 6.3%, to $140.1 million. Time deposits decreased $16.4 million, or 2.9%, from $572.9 million at December 31, 2016 to $556.5 million at December 31, 2017. The decrease in time deposits is due to customers and brokered deposits seeking higher yields. We are focused on allowing high cost deposits to mature and be replaced with low-cost core deposits.

Short-term borrowings decreased $27.7 million, or 16.1%, to $144.7 million at December 31, 2017 from $172.4 million at December 31, 2016. Short-term borrowings are made up of FHLBB advances with an original maturity of less than one year as well as customer repurchase agreements, which have an original maturity of one day. Short-term borrowings from the FHLBB were $133.0 million and $155.0 million at December 31, 2017 and 2016, respectively. Customer repurchase agreements decreased $5.7 million to $11.7 million at December 31, 2017 from $17.4 million at December 31, 2016. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the United States government or government-sponsored enterprises. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk.

Long-term debt consists of FHLBB advances. At December 31, 2017, long-term debt with the FHLBB increased $40.0 million, or 32.1%, to $164.8 million. This compares to $124.8 million in FHLBB advances at December 31, 2016. During 2016, we prepaid $42.5 million in FHLBB borrowings with a weighted average rate of 2.29% and incurred a prepayment expense of $915,000. Offsetting these prepayments were $63.3 million in FHLBB advances acquired from Chicopee.

At December 31, 2017 and 2016, we had interest rate swap contracts with a combined notional value of $55.0 million and $75.0 million, respectively. The swap contracts have durations ranging from five to six years. This hedge strategy converts the variable rate of interest on certain FHLB advances to fixed interest rates, thereby protecting us from floating interest rate variability. The interest rate swaps introduce potential future volatility in tangible book value and accumulated other comprehensive income (“AOCI”). During the first quarter of 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. The termination fee is being amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowing, which was six years for the swap terminated in 2016.

Shareholders’ equity was $247.3 million and $238.4 million, which represented 11.9% and 11.5% of total assets at December 31, 2017 and December 31, 2016, respectively. The increase in shareholders’ equity during the twelve months ended December 31, 2017 reflects net income of $12.3 million, the exercise of stock options totaling $5.5 million and $2.2 million in other comprehensive income. These increases were offset by a decrease of $9.2 million for the repurchase of shares of the Company’s common stock during the year and the payment of regular cash dividends of $3.6 million.

Comparison of Operating Results for Years Ended December 31, 2017 and 2016

General. Net income for the year ended December 31, 2017 was $12.3 million, or $0.41 per diluted share, compared to $4.8 million, or $0.24 per diluted share, for the same period in 2016.

Interest and Dividend Income. Total interest and dividend income increased $25.4 million, or 52.3%, to $74.0 million for the year ended December 31, 2017 compared to $48.6 million for the same period in 2016.

The increase in interest and dividend income was primarily the result of an increase in the average interest-earning balance of our loan portfolio resulting from the acquisition of loans from Chicopee on October 21, 2016 as well as focusing on increasing organic loan growth. At December 31, 2017, the average balance of loans increased $584.0 million, or 57.6%, to $1.6 billion, while the average balance of securities decreased $23.8 million, or 7.3%, to $302.2 million. The balance of interest-earning assets increased $541.4 million to $1.9 billion for the year ended December 31, 2017, compared to $1.4 billion for the same period in 2016. The average yield on interest-earning assets, on a tax-equivalent basis, increased 38 basis points to 3.88% for the year ended December 31, 2017 from 3.50% for the same period in 2016.

Interest income on loans increased $25.5 million, or 63.4%, to $65.7 million for the year ended December 31, 2017 from $40.2 million for the year ended December 31, 2016. The tax-equivalent yield on loans increased 18 basis point from 3.99% for the year 2016 to 4.17% for the same period in 2017. The increase in interest income on loans for the year ended December 31, 2017 was due to the average balance of loans increasing $584.0 million, or 57.6%, primarily resulting from the acquisition of Chicopee.

Interest income on securities decreased $158,000, or 2.0%, to $7.6 million for the year ended December 31, 2017 from $7.7 million for the year ended December 31, 2016. While the tax-equivalent yield on securities increased 13 basis points from 2.40% for the year 2016 to 2.53% for the same period in 2017, the decrease in interest income on securities for the year ended December 31, 2017 was primarily due to the average balance of securities decreasing $23.8 million, or 7.3%, as a result of reinvesting cash flows from securities pay downs and sales into loans.

Interest Expense. Interest expense for the year ended December 31, 2017 increased $3.4 million, or 30.1%, to $14.6 million from $11.3 million for the comparable 2016 period. The average cost of interest-bearing liabilities decreased 4 basis points to 0.97% for the year ended December 31, 2017 from 1.01% in 2016. The change in the cost of interest-bearing liabilities was due to a decrease in the average cost of time deposits, offset by an increase in the average volume of time deposits, along with an increase in the balance of and cost of short-term borrowings and long-term debt. The average cost of time deposits decreased 9 basis points to 1.12% for the year ended December 31, 2017, from 1.21% for the year ended December 31, 2016. The average balance of time deposits increased $140.9 million, or 33.1%, to $567.1 million at December 31, 2017 from $426.2 million for the comparable 2016 period. Interest expense on time deposits increased $1.3 million, or 25.5%, to $6.4 million for the year ended December 31, 2017 from $5.1 million for the comparable 2016 period. In addition, the average balance of short-term borrowings and long-term debt increased $40.1 million, or 15.4%, to $301.0 million for the year ended December 31, 2017 from $260.9 million for the year ended December 31, 2016. The average cost of short-term borrowings and long-term debt increased 26 basis points to 2.06% for the year ended December 31, 2017 from 1.80% for the year ended December 31, 2016, primarily resulting from the higher rate environment. This resulted in a $1.5 million, or 31.9%, increase in interest expense on short-term borrowings and long-term debt to $6.2 million for the year ended December 31, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $22.1 million, or 59.2%, to $59.4 million for the year ended December 31, 2017 as compared to $37.3 million for same period in 2016. The net interest margin, on a tax-equivalent basis, increased 42 basis points, to 3.12% for the year ended December 31, 2017, from 2.70% for the year ended December 31, 2016. The increase in net interest income was primarily driven by an increase in the volume of and average yield on our average interest-earnings assets along with a decrease in the average cost of time deposits, which were all partially offset by an increase in the average volume of time deposits and short-term borrowings and long-term debt along with an increase in the cost of short-term borrowings and long-term debt.

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

The amount that we provided for loan losses during the year ended December 31, 2017 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in detail below, include increases in the balances of residential real estate loans, commercial and industrial loans, and commercial real estate loans, along with an increase in net charge-offs compared to the same period in 2016. After evaluating these factors, we recorded a provision for loan losses of $1.4 million for the year ended December 31, 2017, compared to $575,000 for the same period in 2016. The allowance was $10.8 million at December 31, 2017 and $10.1 million at December 31, 2016, respectively. The allowance for loan losses as a percentage of total loans was 0.66% and 0.64% at December 31, 2017 and 2016, respectively. The allowance does not include the $640.9 million in loans acquired from Chicopee that were recorded at fair value on October 21, 2016 and required no further allowance subsequent to the acquisition.

Residential real estate and home equity loans increased $36.2 million, or 5.9%, to $650.4 million at December 31, 2017, from $614.2 million at December 31, 2016. Commercial and industrial loans increased $16.2 million, or 7.3%, to $238.5 million, from $222.3 million at December 31, 2016. Commercial real estate loans increased $11.9 million, or 1.7%, to $732.6 million, from $720.7 million at December 31, 2016. We consider residential real estate loans to contain less credit risk and market risk than commercial and industrial loans and commercial real estate.

Net charge-offs were $597,000 for the year ended December 31, 2017. This comprised charge-offs of $1.0 million for the year ended December 31, 2017, offset by recoveries of $451,000. Net recoveries were $653,000 for the year ended December 31, 2016. This comprised recoveries of $1.1 million primarily on one commercial real estate loan previously charged-off in 2010, offset by charge-offs of $486,000.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income. Non-interest income increased $2.5 million, or 42.4%, to $8.5 million for the year ended December 31, 2017 compared to $6.0 million for the same period in 2016.

The primary reason for the increase in non-interest income was due to an increase in service charges and fees, which increased $2.2 million, or 52.8%, to $6.4 million for the year ended December 31, 2017 from $4.2 million for the year ended December 31, 2016. For the twelve months ended December 31, 2017, wealth management fees, which are included in service changes and fee income, were $543,000, compared to $172,000 for the same period in 2016. In addition, fees collected from insufficient funds, overdraft and card-based transactions increased $1.9 million for the year ended December 31, 2017, both increases primarily due to the acquisition of Chicopee.

Pre-tax net realized gains on the sales of securities were $52,000 and $1.1 million for the years ended December 31, 2017 and 2016, respectively. The net gains for the year ended December 31, 2016 were primarily the result of management selling securities to fund loan growth and decrease the expected duration of the portfolio. For the year ended December 31, 2016, we also prepaid FHLBB advances and a repurchase agreement and incurred a prepayment penalty of $915,000. Income from BOLI increased $266,000, or 17.1%, to $1.8 million and other income increased $219,000 to $227,000 for the year ended December 31, 2017 as a result of increased average balances from the prior year.

Non-interest Expense. Non-interest expense increased $9.5 million, or 26.9%, to $44.8 million for the year ended December 31, 2017, from $35.3 million for the same period in 2016. The increase in non-interest expense for the year ended December 31, 2017 was primarily due to an $8.0 million, or 46.3%, increase in salaries and benefits. In addition, occupancy expense increased $1.2 million, or 45.9%, to $3.8 million, data processing expense increased $676,000, or 39.9%, to $2.4 million, furniture and equipment expense increased $449,000, or 41.4%, to $1.5 million and other expenses increased $2.0 million, or 42.1%, to $6.7 million. These increases were partially offset by a decrease in merger related expenses of $3.5 million, or 87.0%, and well as a $96,000, or 13.4%, decrease in FDIC insurance expense. The increases for 2017 reflect the first full year of combined operations post-merger, which involve higher levels of expenses associated with operating a larger financial institution, including additional employees, increased costs for data processing, occupancy, and professional services.

Income Taxes. The provision for income taxes was $9.4 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively. The effective tax rate was 43.4% for the year ended December 31, 2017 and 34.7% for the same period in 2016. The effective tax rate for 2017 was impacted by a $4.0 million, one-time, non-cash deferred tax asset write-down due to the Tax Act. Excluding the one-time charge of $4.0 million, the effective tax rate for the twelve months ended December 31, 2017 would have been 25.0%. The effective tax rate for 2016 was impacted by nondeductible merger expenses associated with the Chicopee merger, which resulted in an increase of 8.3% in the effective rate for the year ended December 31, 2016. Excluding the nondeductible merger expenses for the twelve months ended December 31, 2016, the effective tax rate was 26.4%.

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

Non-interest Income. Non-interest income increased $1.1 million to $6.0 million for the year ended December 31, 2016 compared to $4.9 million for the same period in 2015.

The primary reason for the increase in non-interest income was due to an increase in service charges and fees, which increased $1.1 million to $4.2 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015. Fees collected from insufficient funds, overdraft and card-based transactions increased $733,000 for the year ended December 31, 2016, primarily due to the acquisition of Chicopee.

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

Non-interest Expense. Non-interest expense increased $7.9 million to $35.3 million for the year ended December 31, 2016, from $27.4 million for the same period in 2015. The increase in non-interest expense for the year ended December 31, 2016 was primarily due to $4.1 million in merger expenses related to the acquisition of Chicopee as well as increases in cost for the integration and operation of the Chicopee branch network, which management expects the cost savings associated with these to be fully-phased in during the first half of 2017. Salaries and benefits increased $2.2 million for the year ended December 31, 2016, mainly the result of the additional cost of staff expenses retained to assist through the core system conversion in December of 2016.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Outstanding borrowings from the FHLBB were $297.8 million at December 31, 2017 and $279.8 million at December 31, 2016. At December 31, 2017, we had $109.4 million in available borrowing capacity with the FHLBB. We have the ability to increase our borrowing capacity with the FHLBB by pledging investment securities or loans. In addition, we have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. At December 31, 2017 and 2016, we did not have an outstanding balance under this line. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are also obligated under agreements with the FHLBB to repay borrowed funds and are obligated under leases for certain of our branches and equipment. A summary of lease obligations, borrowings and credit commitments at December 31, 2017 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations(1)	$1,100	$1,993	$1,643	$4,651	$9,387

Borrowings and Debt
Federal Home Loan Bank	197,652	89,640	9,759	735	297,786
Securities sold under agreements to repurchase	11,650	—	—	—	11,650
Total borrowings and debt	209,302	89,640	9,759	735	309,436

Credit Commitments
Available lines of credit	167,743	—	—	61,693	229,436
Other loan commitments	57,058	22,139	2,053	2,183	83,433
Letters of credit	7,991	892	—	255	9,138
Total credit commitments	232,792	23,031	2,053	64,131	322,007

Other Obligations
Vendor Contracts	2,962	5,923	5,923	6,417	21,225

Total Obligations	$446,156	$120,587	$19,378	$75,934	$662,055

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

Our primary investing activities are the origination of commercial real estate, commercial and industrial and residential real estate loans, and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2017, we originated loans of $213.0 million, compared to $180.9 million in 2016. Prior to the acquisition of Chicopee in 2016, we referred our residential real estate borrowers to a third-party mortgage company and substantially all of our residential real estate loans were underwritten, originated and serviced by a third-party mortgage company. Subsequent to the acquisition of Chicopee, we began to process and underwrite substantially all of our originations internally through our Loan Center. Residential real estate borrowers submit applications to us and the loan is closed in our name and is booked directly into our portfolio. Purchases of securities totaled $67.2 million for the year ended December 31, 2017 and $87.2 million for the year ended December 31, 2016. At December 31, 2017, we had loan commitments and letters of credit to borrowers of approximately $92.6 million, and available home equity and unadvanced lines of credit of approximately $229.4 million.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Time deposit accounts scheduled to mature within one year were $300.5 million at December 31, 2017. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2017, Western New England Bancorp and the Bank exceeded each of the applicable regulatory capital requirements (See Note 12, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

We do not anticipate any material capital expenditures during calendar year 2018, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than noted above and in Note 15, Commitments and Contingencies, to our consolidated financial statements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In 2017, cash flows from investment securities were used to fund increases the residential loan portfolio, which generated higher yields than investments in a low rate environment. However management has continued its emphasis on growing commercial loans has which have variable rates and shorter maturities than residential loans. Moreover, the actual amount of time before loans are repaid can be significantly affected by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables and the assumability of the loans. However, the major factors affecting prepayment rates are prevailing interest rates, related financing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

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

The table below sets forth as of December 31, 2017 the estimated changes in net interest and dividend income for the following 12 month period resulting from parallel rate movements up 200 basis points and down 100 basis points ramped over one year compared to rates remaining unchanged.

For the Year Ending December 31, 2018
Changes in Interest Rates (Basis Points)	Net Interest and Dividend Income	% Change
(Dollars in thousands)
200	57,005	-4.93%
0	59,959	0.0%
-100	58,460	-2.50%

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

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and Board of Directors

of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Financial Statements of the Company and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2018

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2018.

WESTERN NEW ENGLAND BANCORP, INC.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Guida R. Sajdak.
Guida R. Sajdak
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints James C. Hagan and Guida R. Sajdak, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Guida R. Sajdak	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Guida R. Sajdak

/s/ Donald A. Williams	Chairman of the Board
Donald A. Williams

/s/ William J. Wagner	Vice-Chairman of the Board
William J. Wagner

/s/ Laura Benoit	Director
Laura Benoit

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Gary G. Fitzgerald	Director
Gary G. Fitzgerald

/s/ William D. Masse	Director
William D. Masse

/s/ Lisa G. McMahon	Director
Lisa G. McMahon

/s/ Gregg F. Orlen	Director
Gregg F. Orlen

/s/ Paul C. Picknelly	Director
Paul C. Picknelly

/s/ Steven G. Richter	Director
Steven G. Richter

Name	Title

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

/s/ Christos A. Tapases	Director
Christos A. Tapases

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).

10.1*	Form of Employee Stock Ownership Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the SEC on November 8, 2011).

10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).

10.3*	The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the SEC on April 28, 2006).

10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the SEC on July 13, 2006).

10.5*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).

10.6*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).

10.7*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).

10.8*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).

10.9	Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).

10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).

10.11*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).

10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).

10.13*	Employment Agreement between Gerald P. Ciejka and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).

10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).

10.15*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).

10.16*	Employment Agreement between William J. Wagner and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.17*	Employment Agreement between William J. Wagner and Westfield Bank (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.18*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on Feburary 8, 2018).

10.19*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on Feburary 8, 2018).

10.20*	Employment Agreement between Louis Gorman, III and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 23, 2017).

10.21*	Employment Agreement between Louis Gorman, III and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on March 23, 2017).

10.22*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on May 24, 2002).

10.23*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on April 25, 2003).

10.24*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on May 24, 2002).

10.25*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 25, 2003).

10.26*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on June 18, 2007).

10.27*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 14, 2008).

10.28*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on June 18, 2007).

10.29*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on April 14, 2008).

10.30*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).

10.31*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).

21.1†	Subsidiaries of Western New England Bancorp, Inc.

23.1†	Consent of Wolf & Company, P.C.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Western New England Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2018

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
CASH AND DUE FROM BANKS	$21,607	$23,297
FEDERAL FUNDS SOLD	322	4,388
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	5,203	42,549
CASH AND CASH EQUIVALENTS	27,132	70,234

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	288,416	300,115
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,553	16,124
LOANS - Net of allowance for loan losses of $10,831 and $10,068 at December 31, 2017 and 2016, respectively	1,619,850	1,556,416
PREMISES AND EQUIPMENT, Net	23,500	20,885
ACCRUED INTEREST RECEIVABLE	5,946	5,782
BANK-OWNED LIFE INSURANCE	68,762	66,938
DEFERRED TAX ASSET, Net	8,784	16,159
GOODWILL	12,487	13,747
CORE DEPOSIT INTANGIBLE	4,063	4,438
OTHER REAL ESTATE OWNED	155	298
OTHER ASSETS	8,422	4,882
TOTAL ASSETS	$2,083,070	$2,076,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Non-interest-bearing	$311,851	$303,993
Interest-bearing	1,194,231	1,214,078
Total deposits	1,506,082	1,518,071

SHORT-TERM BORROWINGS	144,650	172,351
LONG-TERM DEBT	164,786	124,836
SECURITIES PENDING SETTLEMENT	304	455
OTHER LIABILITIES	19,967	21,909
TOTAL LIABILITIES	1,835,789	1,837,622

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,487,309 shares issued and outstanding at December 31, 2017; 30,380,231 shares issued and outstanding at December 31, 2016	305	304
Additional paid-in capital	203,527	205,996
Unearned compensation - ESOP	(5,786)	(6,418)
Unearned compensation - Equity Incentive Plan	(791)	(536)
Retained earnings	62,578	51,711
Accumulated other comprehensive loss	(12,552)	(12,661)
Total shareholders’ equity	247,281	238,396
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,083,070	$2,076,018

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$53,733	$32,562	$23,769
Commercial and industrial loans	11,587	7,431	6,594
Consumer loans	344	205	158
Debt securities, taxable	7,333	7,387	10,777
Debt securities, tax-exempt	104	168	602
Equity securities	140	180	162
Other investments	678	550	396
Federal funds sold, interest-bearing deposits and other short-term investments	120	115	18
Total interest and dividend income	74,039	48,598	42,476

INTEREST EXPENSE:
Deposits	8,448	6,581	5,571
Long-term debt	2,261	2,266	4,133
Short-term borrowings	3,936	2,438	1,090
Total interest expense	14,645	11,285	10,794
Net interest and dividend income	59,394	37,313	31,682

PROVISION FOR LOAN LOSSES	1,360	575	1,275
Net interest and dividend income after provision for loan losses	58,034	36,738	30,407

NON-INTEREST INCOME (LOSS):
Service charges and fees	6,389	4,181	3,132
Income from bank-owned life insurance	1,824	1,558	1,527
Loss on prepayment of borrowings	—	(915)	(1,300)
Gain on sales of securities, net	52	1,139	1,506
Other income	236	8	—
Total non-interest income	8,501	5,971	4,865

NON-INTEREST EXPENSE:
Salaries and employees benefits	25,431	17,386	15,146
Occupancy	3,774	2,587	2,332
Furniture and equipment	1,533	1,084	984
Data processing	2,372	1,696	1,447
Professional fees	2,559	2,177	2,178
FDIC insurance assessment	620	716	800
Merger related expenses	526	4,051	—
Advertising	1,296	910	789
Other expenses	6,676	4,699	3,757
Total non-interest expense	44,787	35,306	27,433
INCOME BEFORE INCOME TAXES	21,748	7,403	7,839
INCOME TAX PROVISION	9,428	2,569	2,124
NET INCOME	$12,320	$4,834	$5,715

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.41	$0.25	$0.33
Weighted average shares outstanding	29,858,984	19,707,948	17,497,620
Diluted earnings per share	$0.41	$0.24	$0.33
Weighted average diluted shares outstanding	30,026,638	19,803,744	17,497,620

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015

Net income	$12,320	$4,834	$5,715

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities	557	(2,381)	(1,505)
Reclassification adjustment for net gains realized in income (1)	(52)	(1,139)	(1,506)
Amortization of net unrealized (gain) loss on held-to-maturity securities (2)	—	26	(527)
Net unrealized loss upon transfer of held-to-maturity to available for sale (3)	—	2,288	—
Unrealized gains (losses) on securities	505	(1,206)	(3,538)
Tax effect	(22)	413	1,220
Net-of-tax amount	483	(793)	(2,318)

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	31	(1,126)	(3,337)
Reclassification adjustment for loss realized in interest expense (4)	970	619	519
Reclassification adjustment for termination fee realized in interest expense (5)	1,068	956	223
Unrealized gains (losses) on cash flow hedges	2,069	449	(2,595)
Tax effect	(305)	(152)	882
Net-of-tax amount	1,764	297	(1,713)

Defined benefit pension plan:
Gains (losses) arising during the period	(663)	(1,906)	674
Amortization of defined benefit plans actuarial loss(6)	124	109	125
Unrecognized actuarial gains (losses) defined benefit plan	(539)	(1,797)	799
Tax effect	527	610	(271)
Net-of-tax amount	(12)	(1,187)	528

Other comprehensive income (loss)	2,235	(1,683)	(3,503)

Comprehensive income	$14,555	$3,151	$2,212

(1)	Realized gains realized on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains were $21,000, $387,000 and $517,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
(2)	Amortization of net unrealized gains and losses on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $(9,000) and $182,000 for the years ended December 31, 2016 and 2015, respectively.
(3)	Income tax effect associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale was $790,000 for the year ended December 31, 2016.
(4)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $396,000, $210,000 and $176,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
(5)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $436,000, $325,000 and $76,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
(6)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of salaries and employee benefit expense. Income tax benefit associated with the reclassification adjustments were $51,000, $37,000 and $43,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	ParValue	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2014	18,734,791	$187	$111,696	$(7,469)	$(95)	$45,699	$(7,475)	$142,543
Comprehensive income (loss)	—	—	—	—	—	5,715	(3,503)	2,212
Common stock held by ESOP committed to be released (76,888 shares)	—	—	65	517	—	—	—	582
Share-based compensation - equity incentive plan	—	—	—	—	131	—	—	131
Excess tax benefit from equity incentive plan	—	—	2	—	—	—	—	2
Common stock repurchased	(515,604)	(5)	(3,901)	—	—	—	—	(3,906)
Issuance of common stock in connection with equity incentive plan	48,560	1	348	—	(349)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(2,098)	—	(2,098)
BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income (loss)	—	—	—	—	—	4,834	(1,683)	3,151
Common stock held by ESOP committed to be released (79,082 shares)	—	—	96	534	—	—	—	630
Share-based compensation - equity incentive plan	—	—	—	—	262	—	—	262
Excess tax benefit from equity incentive plan	—	—	12	—	—	—	—	12
Acquisition of Chicopee Bancorp	12,469,334	125	98,386	—	—	—	—	98,511
Retirement of Chicopee Bancorp ESOP	(519,922)	(5)	(4,102)	—	—	—	—	(4,107)
Premium to equity for rollover of Chicopee Bancorp options	—	—	2,864	—	—	—	—	2,864
Retirement of WNEB stock previously owned by Chicopee Bancorp	(30,000)	—	(236)	—	—	—	—	(236)
Common stock repurchased	(201,296)	(2)	(1,831)	—	—	—	—	(1,833)
Issuance of common stock in connection with stock option exercises	331,628	2	1,969	—	—	—	—	1,971
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Excess tax benefits in connection with stock option exercises	—	—	144	—	—	—	—	144
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(2,439)	—	(2,439)
BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Adoption of ASU 2018-02 (see Note 13)	—	—	—	—	—	2,126	(2,126)	—
Comprehensive income	—	—	—	—	—	12,320	2,235	14,555
Common stock held by ESOP committed to be released (93,679 shares)	—	—	326	632	—	—	—	958
Share-based compensation - equity incentive plan	—	—	—	—	649	—	—	649
Common stock repurchased	(903,813)	(9)	(9,154)	—	—	—	—	(9,163)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(3,579)	—	(3,579)
BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$12,320	$4,834	$5,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,360	575	1,275
Depreciation and amortization of premises and equipment	1,965	1,429	1,315
Accretion of purchase accounting adjustments, net	(2,373)	(194)	—
Amortization of core deposit intangible	375	73	—
Net amortization of premiums and discounts on securities and mortgage loans	3,181	3,447	4,670
Net amortization of premiums on modified debt	—	60	383
Share-based compensation expense	649	262	131
ESOP expense	958	630	582
Excess tax benefits from equity incentive plan	—	(12)	(2)
Excess tax benefits in connection with stock option exercises	—	(144)	—
Net gains on sales of securities	(52)	(1,139)	(1,506)
Net gain on sales of other real estate owned	(9)	—	—
Loss on prepayment of borrowings	—	915	1,300
Deferred income tax expense (benefit)	7,342	274	(231)
Income from bank-owned life insurance	(1,824)	(1,558)	(1,527)
Net change in:
Accrued interest receivable	(164)	(464)	335
Other assets	(3,549)	(1,564)	(56)
Other liabilities	(1,318)	(6,494)	(308)
Net cash provided by operating activities	18,861	930	12,076
INVESTING ACTIVITIES:
Securities, held-to-maturity:
Purchases	—	—	(2,620)
Proceeds from calls, maturities, and principal collections	—	6,836	39,372
Securities, available-for-sale:
Purchases	(67,246)	(87,246)	(141,074)
Proceeds from sales	22,453	136,829	134,437
Proceeds from calls, maturities, and principal collections	53,915	59,112	36,298
Purchase of residential mortgages	(48,205)	(108,448)	(90,743)
Loan originations and principal payments, net	(15,658)	1,196	(3,261)
Net cash acquired from acquisition of Chicopee Bancorp	—	23,808	—
Redemption (purchase) of Federal Home Loan Bank of Boston stock	571	3,126	(140)
Proceeds from sale of other real estate owned	410	—	—
Purchases of premises and equipment	(2,212)	(1,487)	(3,220)
Proceeds from sale of premises and equipment	—	20	44
Net cash (used in) provided by investing activities	(55,972)	33,746	(30,907)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(11,097)	72,270	66,145
Net change in short-term borrowings	(27,701)	38,944	34,410
Repayment of long-term debt	(21,185)	(89,933)	(80,950)
Proceeds from long-term debt	61,420	2,264	146
Cash dividends paid	(3,579)	(2,439)	(2,098)
Common stock repurchased	(9,314)	(1,378)	(3,906)
Issuance of common stock in connection with stock option exercises	5,465	1,971	—
Excess tax benefits from equity incentive plan	—	12	2
Excess tax benefits in connection with stock option exercises	—	144	—
Net cash (used in) provided by financing activities	(5,991)	21,855	13,749

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(43,102)	56,531	(5,082)
Beginning of year	70,234	13,703	18,785
End of year	$27,132	$70,234	$13,703

Supplemental cashflow information:
Securities reclassified from held-to-maturity to available-for-sale	$—	$(232,817)	$—
Net change in due to broker for common stock repurchased	(151)	455	—
Loans transferred to other real estate owned	258	298	—

In connection with the purchase acquisition detailed in Note 1 to the audited consolidated financial statements:
Fair value of non-cash assets acquired	$—	$674,529	$—
Goodwill and core deposit intangibles	—	18,258	—
Fair value of liabilities assumed	—	617,803	—
Value of common shares issued	—	98,792	—

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation - Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” the “Company,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

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

On October 21, 2016, we acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts. The primary purpose of the acquisition with Chicopee was to expand our presence in western Massachusetts and diversify our market area. The transaction qualified as a tax-free reorganization for federal income tax purposes. Merger consideration paid in the transaction to shareholders of Chicopee totaled $98.8 million, consisting of 11,919,412 shares of Company common stock, net of shares of Chicopee already owned, and shares of Chicopee’s ESOP liquidated to payoff the ESOP loan.

We accounted for the transaction using the acquisition method. Accordingly, we recorded acquisition expenses totaling $526,000 and $4.1 million (pre-tax) during 2017 and 2016, respectively. The acquisition method requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date. Additionally, our results of operations include Chicopee’s operating results from the date of acquisition.

Principles of Consolidation - The consolidated financial statements include the accounts of Western New England Bancorp, the Bank, CSB Colts, Inc., Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and the realizability of deferred tax assets.

Reclassifications - Amounts in the prior year financial statements are reclassified when necessary to conform to the current year presentation.

Significant Group Concentrations of Credit Risk - Most of the Company’s lending activities are with customers located within the New England region of the country. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents - We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents. We are required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of our coin and currency contract and line of credit with BBN. The required reserve amounted to $425,000 at both December 31, 2017 and 2016.

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

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in non-interest income on the trade date. The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

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

Federal Home Loan Bank of Boston Stock - The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2017, no impairment has been recognized.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date and reported within non-interest income on the accompanying consolidated statements of net income.

Loans Receivable - Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums, discounts and deferred loan fees and costs. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible. Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees, discounts and premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer. Residential real estate loans include classes for residential and home equity. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2017.

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

Residential real estate – All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80 percent and do not grant subprime loans.

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

Loans Acquired with Deteriorated Credit Quality – Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

Bank-owned Life Insurance – Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

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

Other Real Estate Owned – Other real estate owned (“OREO”) represents property acquired through foreclosure or deeded to us in lieu of foreclosure. OREO is initially recorded at the estimated fair value of the real estate acquired, net of estimated selling costs, establishing a new cost basis. Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to OREO. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Operating costs associated with OREO are expensed as incurred.

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

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2017, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Retirement Plans and Employee Benefits – We provide a defined benefit pension plan for eligible employees in conjunction with a third-party provider. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. Employees are also eligible to participate in a 401(k) plan through a third-party provider. We make matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.

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

Advertising Costs – Advertising costs are accounted for using the accrual basis of accounting.

Income Taxes – We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) have been recognized in the consolidated financial statements as of and for the year ended December 31, 2017 (see Note 13). A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2017 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2017, 2016, or 2015.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)

Net income applicable to common stock	$12,320	$4,834	$5,715

Average number of common shares issued	30,755	20,659	18,509
Less: Average unallocated ESOP Shares	(849)	(935)	(1,011)
Less: Average unvested equity incentive plan shares	(47)	(16)	—

Average number of common shares outstanding used
to calculate basic earnings per common share	29,859	19,708	17,498

Effect of dilutive equity incentive plan	17	3	—
Effect of dilutive stock options	151	93	—

Average number of common shares outstanding used
to calculate diluted earnings per common share	30,027	19,804	17,498

Basic earnings per share	$0.41	$0.25	$0.33

Diluted earnings per share	$0.41	$0.24	$0.33

Antidilutive Shares (1)	—	—	—

(1)	Shares outstanding but not included in the computation of earnings per share because they were antidilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Net unrealized losses on securities available-for-sale	$(5,358)	$(5,863)
Tax effect	1,316	2,024
Net-of-tax amount	(4,042)	(3,839)

Fair value of derivatives used for cash flow hedges	(2,152)	(3,152)
Termination fee on cancelled cash flow hedges	(3,664)	(4,733)
Total derivatives	(5,816)	(7,885)
Tax effect	1,635	2,681
Net-of-tax amount	(4,181)	(5,204)

Unrecognized actuarial loss on the defined benefit plan	(6,021)	(5,482)
Tax effect	1,692	1,864
Net-of-tax amount	(4,329)	(3,618)

Accumulated other comprehensive loss	$(12,552)	$(12,661)

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 by component:

	Securities	Derivatives	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2015	$(3,046)	$(5,501)	$(2,431)	$(10,978)
Current-period other comprehensive (loss) income	(793)	297	(1,187)	(1,683)
Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)

Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Adoption of ASU 2018-02 (see Note 13)	(686)	(741)	(699)	(2,126)
Current-period other comprehensive (loss) income	483	1,764	(12)	2,235
Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)

With regard to the defined benefit plan, an actuarial loss of $219,000 is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. We do not expect the application of this guidance to have a material impact on our consolidated financial statements other than expanded disclosures regarding non-interest income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the application of this guidance to have a material impact on our consolidated financial statements due to the limited amount of marketable equity securities owned by the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update but does not expect adoption to have a material impact on our consolidated financial statements. As of December 31, 2017, the Company had $9.4 million of future lease payments outstanding on operating leases pertaining to banking premises.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).  This Update was issued as part of the FASB’s simplification initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Company adopted this Update during the twelve months ended December 31, 2017 which resulted in the recognition of $821,000 in income tax benefit that would have previously been recognized in additional paid in capital.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal years.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of evaluating the standard.  We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment.  We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this Update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Update is effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. As allowed by the Standard, the Company adopted this ASU during the year ended December 31, 2017 with no impacts on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This Update is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As the Company does not modify share-based payment awards, the adoption of this ASU is not expected to have an impact on the consolidated financial statements.

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

2.       SECURITIES

Securities available-for-sale are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale securities:
Government-sponsored mortgage-backed securities	$185,769	$10	$(3,778)	$182,001
U.S. government guaranteed mortgage-backed securities	16,821	—	(567)	16,254
Corporate bonds	56,084	352	(292)	56,144
State and municipal bonds	3,222	36	(19)	3,239
Government-sponsored enterprise obligations	25,151	—	(770)	24,381
Mutual funds	6,727	—	(330)	6,397
Total available-for-sale securities	$293,774	$398	$(5,756)	$288,416

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale securities:
Government-sponsored mortgage-backed securities	$184,127	$33	$(4,024)	$180,136
U.S. government guaranteed mortgage-backed securities	17,753	—	(403)	17,350
Corporate bonds	50,255	265	(203)	50,317
State and municipal bonds	4,117	13	(122)	4,008
Government-sponsored enterprise obligations	43,140	—	(1,132)	42,008
Mutual funds	6,586	—	(290)	6,296
Total available-for-sale securities	$305,978	$311	$(6,174)	$300,115

Our repurchase agreements are collateralized by government-sponsored enterprise obligations and certain mortgage-backed securities (see Note 7).

The amortized cost and fair value of available-for-sale debt securities at December 31, 2017, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	December 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$33,083	$33,278
Due after five years through ten years	44,624	43,856
Due after ten years	6,750	6,630
Total securities	84,457	83,764
Mortgage-backed securities	202,590	198,255
Total	$287,047	$282,019

Gross realized gains and losses on sales of securities for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Gross gains realized	$117	$1,976	$1,638
Gross losses realized	(65)	(837)	(132)
Net gain realized	$52	$1,139	$1,506

Proceeds from the sales of securities available-for-sale amounted to $22.5 million, $136.8 million and $134.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the three months ended March 31, 2016, the Company transferred its held-to-maturity portfolio of $232.8 million to available-for-sale. As a result of this transfer, the Company has tainted their held-to-maturity portfolio and is prohibited from classifying future purchases as held-to-maturity for a period of at least two years.

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2017
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$613	$68,538	$3,165	$111,595
U.S. government guaranteed mortgage-backed securities	23	1,205	544	15,049
Corporate bonds	292	26,016	—	—
State and municipal bonds	—	—	19	1,581
Government-sponsored enterprise obligations	—	—	770	24,381
Mutual funds	—	—	330	6,397

Total available-for-sale	$928	$95,759	$4,828	$159,003

	December 31, 2016
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$3,016	$147,691	$1,008	$27,303
U.S. government guaranteed mortgage-backed securities	192	12,536	211	4,814
Corporate bonds	203	18,481	—	—
State and municipal bonds	95	1,507	27	305
Government-sponsored enterprise obligations	1,132	42,008	—	—
Mutual funds	79	3,429	211	2,867

Total available-for-sale	$4,717	$225,652	$1,457	$35,289

	December 31, 2017
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Amortized Cost Basis	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	21	$69,151	$613	0.9%	53	$114,760	$3,165	2.8%
U.S. government guaranteed mortgage-backed securities	1	1,228	23	1.8	6	15,593	544	3.5
Government-sponsored enterprise obligations	0	—	—	—	9	25,151	770	3.1
Corporate bonds	9	26,308	292	1.1	0	—	—	—
State and municipal bonds	0	—	—	—	3	1,600	19	1.2
Mutual funds	0	—	—	—	3	6,727	330	4.9
		$96,687	$928			$163,831	$4,828

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases, no declines are deemed to be other-than-temporary.

3.        LOANS

	December 31,
	2017	2016
	(In thousands)
Loans consisted of the following amounts:
Commercial real estate	$732,616	$720,741
Residential real estate:
Residential	557,752	522,083
Home equity	92,599	92,083
Commercial and industrial	238,502	222,286
Consumer	4,478	4,424
Unamortized total loans	1,625,947	1,561,617
Premiums and deferred loan fees and costs, net	4,734	4,867
Allowance for loan losses	(10,831)	(10,068)
	$1,619,850	$1,556,416

During 2017 and 2016, we purchased residential real estate loans aggregating $48.2 million and $108.4 million, respectively. These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

We have transferred a portion of our originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At December 31, 2017 and 2016, we serviced commercial loans for participants aggregating $32.6 million and $42.6 million, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $65.8 million and $75.2 million at December 31, 2017 and 2016, respectively. Net service fee income of $63,000, $12,500 and $4,000 was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in service charges and fees on the consolidated statements of net income.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2017, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average internal rate of return (10.05%), weighted average servicing fee (0.25%), and net cost to service loans ($59.39 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2017	2016
	(In thousands)

Balance at the beginning of year:	$465	$—
Capitalized mortgage servicing rights	—	502
Amortization	(113)	(37)
Balance at the end of year	$352	$465
Fair value at the end of year	$528	$628

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2014	$3,705	$2,053	$2,174	$15	$1	$7,948
Provision	151	428	605	46	45	1,275
Charge-offs	—	(58)	(345)	(73)	—	(476)
Recoveries	—	8	51	34	—	93
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(668)	579	575	135	(46)	575
Charge-offs	(170)	(157)	—	(159)	—	(486)
Recoveries	1,065	9	25	40	—	1,139
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	779	433	(144)	288	4	1,360
Charge-offs	(292)	(148)	(289)	(319)	—	(1,048)
Recoveries	142	164	81	64	—	451
Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831

Further information pertaining to the allowance for loan losses by segment at December 31, 2017 and 2016 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2017
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,712	3,311	2,733	71	4	10,831
Total allowance for loan losses	$4,712	$3,311	$2,733	$71	$4	$10,831

Impaired loans	$3,674	$3,964	$2,766	$120	$—	$10,524
Non-impaired loans	716,571	642,787	234,582	4,358	—	1,598,298
Impaired loans acquired with deteriorated credit quality	12,371	3,600	1,154	—	—	17,125
Total loans	$732,616	$650,351	$238,502	$4,478	$—	$1,625,947

December 31, 2016
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,083	2,862	3,085	38	—	10,068
Total allowance for loan losses	$4,083	$2,862	$3,085	$38	$—	$10,068

Impaired loans	$3,335	$452	$3,042	$—	$—	$6,829
Non-impaired loans	701,766	609,107	217,972	4,424	—	1,533,269
Impaired loans acquired with deteriorated credit quality	15,640	4,607	1,272	—	—	21,519
Total loans	$720,741	$614,166	$222,286	$4,424	$—	$1,561,617

The following is a summary of past due and nonaccrual loans by class at December 31, 2017 and 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-Accrual Loans
	(In thousands)
December 31, 2017
Commercial real estate	$1,951	$144	$290	$2,385	$—	$2,959
Residential real estate:
Residential	2,992	1,480	1,911	6,383	—	5,961
Home equity	635	—	48	683	—	696
Commercial and industrial	1,731	797	162	2,690	—	3,019
Consumer	65	—	41	106	—	120
Total	$7,374	$2,421	$2,452	$12,247	$—	$12,755

December 31, 2016
Commercial real estate	$1,400	$1,338	$361	$3,099	$—	$4,452
Residential real estate:
Residential	3,160	1,006	974	5,140	—	5,744
Home equity	347	46	—	393	—	120
Commercial and industrial	509	368	41	918	—	3,714
Consumer	92	43	8	143	—	27
Total	$5,508	$2,801	$1,384	$9,693	$—	$14,057

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans: (1)
Commercial real estate	$16,045	$18,773	$—	$18,215	$842
Residential real estate	6,816	7,298	—	6,630	45
Home equity	748	783		359	4
Commercial and industrial	3,920	9,215	—	4,388	237
Consumer	120	129		93	—
Total impaired loans	$27,649	$36,198	$—	$29,685	$1,128

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

				Year Ended
	At December 31, 2016			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans: (1)
Commercial real estate	$18,975	$21,330	$—	$5,458	$191
Residential real estate	5,059	5,676	—	1,052	7
Commercial and industrial	4,314	11,049	—	3,504	40
Total impaired loans	$28,348	$38,055	$—	$10,014	$238

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

No interest income was recognized for impaired loans on a cash-basis method during the years ended December 31, 2017 or 2016. Interest income recognized during the year ended December 31, 2017 related to performing purchased impaired loans and TDRs while activity during the year ended December 31, 2016 related to TDRs.

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

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off to the allowance. Nonperforming TDRs are shown as nonperforming loans.

The following table summarizes TDRs at the dates indicated:

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial Real Estate	—	$—	$—	2	$1,946	$1,946
Commercial and Industrial	1	112	112	3	2,899	2,899
Residential	—	—	—	4	555	555
Total	1	$112	$112	9	$5,400	$5,400

During the year ended December 31, 2016, a substandard impaired loan relationship in the amount of $4.6 million was designated a TDR. The Bank entered into a forbearance agreement which offered an interest only period. Due to the borrower continuing to experience declining sales, the interest only period was extended during the second quarter of 2016, resulting in the TDR classification. The loans are on non-accrual and are current. The loans are measured for impairment quarterly and appropriate reserves/charge offs have been taken. There were no significant loans modified during the year ended December 31, 2017.

During the years ended December 31, 2017 and 2016, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. Upon our merger with Chicopee, we acquired 3 TDR loans totaling $440,000 that subsequently defaulted within the year of restructuring.

As of December 31, 2017, we have not committed to lend any additional funds for loans that are classified as impaired. There were $256,000 in charge-offs on TDRs during the year ended December 31, 2017. There were no charge-offs on TDRs during the year ended December 31, 2016.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of December 31, 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(4,289)	(3,504)	(785)	(750)	(2,754)
Dispositions	(3,786)	(2,378)	(1,408)	(738)	(1,640)
Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125

Credit Quality Information

We use an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are monitored individually for impairment and risk rated as “substandard.”

Loans rated 1 – 4 are considered “Pass” or “Pass Watch” rated loans with acceptable risk.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. We engage an independent third party to review a significant portion of loans within these segments on at least an annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments. Construction loans are reported within commercial real estate loans and total $84.4 million and $88.9 million at December 31, 2017 and 2016, respectively.

The following table presents our loans by risk rating at December 31, 2017 and December 31, 2016:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(Dollars in thousands)
December 31, 2017
Loans rated 1 – 4	$708,992	$551,469	$91,903	$205,537	$4,475	$1,562,376
Loans rated 5	15,098	—	—	24,565	—	39,663
Loans rated 6	8,526	6,283	696	8,400	3	23,908
Loans rated 7	—	—	—	—	—	—
	$732,616	$557,752	$92,599	$238,502	$4,478	$1,625,947

December 31, 2016
Loans rated 1 – 4	$698,164	$516,339	$91,964	$197,296	$4,397	$1,508,160
Loans rated 5	14,068	—	—	6,727	—	20,795
Loans rated 6	6,604	5,744	119	15,379	27	27,873
Loans rated 7	1,905	—	—	2,884	—	4,789
	$720,741	$522,083	$92,083	$222,286	$4,424	$1,561,617

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2017	2016
	(In thousands)

Land	$5,651	$5,651
Buildings	22,693	19,191
Leasehold improvements	2,220	2,220
Furniture and equipment	15,200	14,090
Total	45,764	41,152

Less: accumulated depreciation and amortization	(22,264)	(20,267)

Premises and equipment, net	$23,500	$20,885

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 amounted to $2.0 million, $1.4 million and $1.3 million, respectively. Estimates of the fair value of bank premises acquired based upon current information are still being evaluated by management and are not yet completed and may result in a change to the provisional fair values of bank premises acquired and goodwill upon completion.

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill for the year ended December 31, 2017 is summarized as follows:

Year Ended December 31, 2017
(In thousands)
Balance at December 31, 2016	$13,747
Current period adjustments	(1,260)
Balance at December 31, 2017	$12,487

At December 31, 2017 and 2016, the Company’s goodwill related to the acquisition of Chicopee in 2016. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment. No goodwill impairment was recorded during the year ended December 31, 2017.

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

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Core deposit intangibles are summarized as follows:

Year Ended December 31, 2017
(In thousands)
Core deposit intangible, net at December 31, 2016	$4,438
Accumulated amortization	(375)
Core deposit intangible, net at December 31, 2017	$4,063

Amortization expense was $375,000 and $73,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $2.2 million thereafter.

6.       DEPOSITS

Deposit accounts by type are summarized as follows:

	At December 31,
	2017	2016
	Amount	Amount
	(Dollars in thousands)
Demand and interest-bearing:
Interest-bearing accounts	$87,394	$82,406
Demand deposits	311,851	303,993

Savings:
Regular accounts	140,081	149,455
Money market accounts	410,223	409,274

Time deposits	556,533	572,943

Total deposits	$1,506,082	$1,518,071

Time deposits of $250,000 or more totaled $140.0 million at December 31, 2017. Interest expense on time deposits of $250,000 or more totaled $1.4 million for the year ended December 31, 2017.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

Years Ending December 31,	Amount
(In thousands)

2018	$300,531
2019	179,780
2020	34,000
2021	25,381
2022	16,841
$556,533

Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Regular accounts	$179	$89	$79
Money market accounts	1,565	1,201	830
Time deposits	6,374	5,144	4,583
Interest-bearing checking accounts	330	147	79
	$8,448	$6,581	$5,571

Cash paid for interest on deposits totaled $8.4 million, $6.6 million and $5.6 million for years ended December 31, 2017, 2016 and 2015, respectively.

7.	SHORT-TERM BORROWINGS

FHLBB Advances – We have an “Ideal Way” line of credit with the FHLBB for $9.5 million for the years ended December 31, 2017 and 2016. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2017 and 2016, there were no advances outstanding under this line.

FHLBB advances, including line of credit advances, with an original maturity of less than one year, amounted to $133.0 million and $155.0 million at December 31, 2017 and 2016, respectively, at a weighted average rate of 1.58% and 0.78%, respectively.

FHLBB advances are collateralized by a blanket lien on our residential real estate loans and eligible commercial real estate loans.

BBN Advances – We have a $4.0 million line of credit with BBN at an interest rate determined and reset by BBN on a daily basis. There were no advances outstanding under this line at December 31, 2017 and 2016. As part of our contract with BBN, we are required to maintain a reserve balance of $300,000 with BBN for our use of this line.

PNC Advances – We have a $50.0 million line of credit with PNC Bank at an interest rate determined and reset by PNC on a daily basis. There were no advances outstanding under the line at December 31, 2017 and 2016.

Customer Repurchase Agreements – The following table summarizes information regarding repurchase agreements:

	At or for the years ended
	December 31,
	2017	2016
	(Dollars in thousands)
Balance outstanding at end of year	$11,650	$17,351
Maximum amount outstanding during year	30,880	50,124
Average amount outstanding during year	18,418	28,130
Weighted average interest rate at end of year	0.10%	0.14%
Amortized cost of collateral pledged at end of year	63,193	80,106
Fair value of collateral pledged at end of year	65,157	82,218

Our repurchase agreements are collateralized by government-sponsored enterprise obligations with a fair value of $6.7 million and $24.6 million, and certain mortgage-backed securities with a fair value of $58.4 million and $57.6 million, at December 31, 2017 and 2016, respectively. The weighted average interest rate on the pledged collateral was 3.45% and 2.62% at December 31, 2017 and 2016, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

Cash paid for interest on short-term borrowings totaled $3.9 million, $2.4 million and $1.1 million for years ended December 31, 2017, 2016 and 2015, respectively.

8.	LONG-TERM DEBT

FHLBB Advances – The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2017	2016	2017	2016
	(In thousands)
Fixed-rate advances maturing:
2017	$—	$15,298	—%	2.7%
2018	54,652	28,789	2.0	1.9
2019	49,105	31,288	2.0	2.1
2020	40,535	16,782	1.9	1.7
2021	4,434	5,039	1.0	1.2
2022	5,325	4,804	1.4	1.9
2024	735	836	2.6	2.6
	154,786	102,836	1.9	2.0
Variable-rate advances maturing:
2018	10,000	22,000	1.4	2.1
	—	—	—	—
Total advances	$164,786	$124,836	1.9%	2.0%

Cash paid for interest on long-term debt totaled $2.3 million, $2.3 million, and $4.1 million for years ended December 31, 2017, 2016 and 2015, respectively.

During 2016, we prepaid FHLBB borrowings in the amount of $42.5 million with a weighted average rate of 2.29% and incurred a prepayment penalty of $915,000.

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

A summary of the status of our stock options at December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2016	1,178,899	$6.01	1.98	$3,930
Exercised	(921,849)	5.93	0.91	3,675
Outstanding at December 31, 2017	257,050	$6.31	4.41	$1,175

Exercisable at December 31, 2017	257,050	$6.31	4.41	$1,175

Cash received for options exercised during the years ended December 31, 2017 and 2016 was $5.5 million and $2.0 million, respectively.

Restricted Stock Awards – In May 2014, our shareholders approved a new stock-based compensation plan under which up to 516,000 shares of our common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Authorized but unissued shares are issued to awardees upon vesting of such awards. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.

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

The LTI Plan includes eligible officers of the Company who are nominated by the Company’s Chief Executive Officer and approved by the Committee. The LTI Plan is triggered by the Company’s achievement of satisfactory safety and soundness results from its most recent regulatory examination and additional performance metric as determined upon issuance. Stock grants made through the 2016 LTI Plan will be a combination of 50% time-vested restricted stock and 50% performance-based restricted stock.

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based, with 10,352 vesting in one year and 26,191 vesting ratably over a three year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 LTI performance metric before vesting is realized after a three year period. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold and target metrics under the 2016 Plan are as follows:

	Return on Equity Metrics
	Threshold	Target

Original metrics	5.85%	6.32%
Adjusted metrics	6.38%	6.79%

Participants will be able to earn between 50% (for threshold performance) and 100% (for target performance) for the performance shares but will not earn additional shares if performance exceeds target performance.

In May 2017, 89,042 shares were granted under the LTI Plan. Of this total, 55,159 shares are retention-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three year period. The remaining 33,883 shares granted are performance based and are subject to the achievement of the 2017 LTI performance metric before vesting is realized after a three year period. For the performance shares, the primary performance metric for 2017 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three year period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder.

The original and adjusted threshold, target and maximum metrics under the 2017 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Original Threshold	Adjusted Threshold	Original Target	Adjusted Target	Original Maximum	Adjusted Maximum

December 31, 2017	6.00%	6.00%	6.60%	6.60%	7.30%	7.30%
December 31, 2018	6.30%	6.87%	7.00%	7.63%	7.60%	8.28%
December 31, 2019	6.50%	7.09%	7.20%	7.85%	7.90%	8.61%

Participants will be able to earn between 50% (for threshold performance), 100% (for target performance) and 150% (for maximum performance).

The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At December 31, 2017, an additional 315,658 shares were available for future grants under this plan.

A summary of the status of unvested restricted stock awards at December 31, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2016	91,371	$7.51
Shares granted	89,042	10.15
Shares vested	(41,580)	8.24
Balance at December 31, 2017	138,833	$8.98

The aggregate fair value of restricted stock vested during 2017 was $432,000. We recorded total expense for restricted stock awards of $649,000, $262,000 and $131,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Tax benefits related to equity incentive plan expense were $42,000, $89,000 and $44,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation cost for stock awards was $798,000 at December 31, 2017 with a remaining term of 1.7 years.

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

At December 31, 2017, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2018	$447
2019	447
2020	447
2021	447
2022	447
Thereafter	4,900
$7,135

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $958,000, $630,000 and $582,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Shares held by the ESOP include the following at December 31, 2017 and 2016:

	2017	2016
Allocated	899,969	832,308
Committed to be allocated	93,679	79,082
Unallocated	791,102	884,781
Total	1,784,750	1,796,171

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $8.6 million and $8.5 million at December 31, 2017 and 2016, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

10.       RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan - We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. The Plan assets are currently invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank (the “Plan Administrator”). On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$25,819	$22,458	$23,634
Service cost	1,139	1,130	1,234
Interest	1,002	959	902
Actuarial (gain) loss	1,987	1,846	(2,040)
Benefits paid	(602)	(574)	(1,272)
Benefit obligation at end of year	29,345	25,819	22,458

Change in plan assets:
Fair value of plan assets at beginning of year	16,498	15,233	15,947
Actual return (loss) on plan assets	2,519	1,039	(242)
Employer contribution	800	800	800
Benefits paid	(602)	(574)	(1,272)
Fair value of plan assets at end of year	19,215	16,498	15,233

Funded status and accrued benefit at end of year	$(10,130)	$(9,321)	$(7,225)

Accumulated benefit obligation at end of year	$21,930	$19,027	$16,885

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2017	2016
Discount rate	3.60%	4.15%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2017	2016	2015
	(In thousands)
Service cost	$1,139	$1,130	$1,234
Interest cost	1,002	959	902
Expected return on assets	(1,194)	(1,097)	(1,134)
Amortization of actuarial loss	124	102	118
Net periodic pension cost	$1,071	$1,094	$1,120

The following actuarial assumptions were used in determining the service costs for the years ended December 31:

	2017	2016	2015
Discount rate	4.15%	4.35%	4.00%
Expected return on plan assets	7.50	7.50	7.50
Rate of compensation increase	4.00	4.00	4.00

The following is a summary of the Plan’s investments for the years ended December 31:

	2017	2016
	(In thousands)
Pooled separate investment accounts:
Fixed income	$10,355	$9,308
Large U.S. equity	5,080	4,346
International equity	2,518	1,730
Small/mid U.S. equity	877	782
Balanced/asset allocation	385	332
	$19,215	$16,498

Pooled separate accounts are valued at the NAV of units held by the Plan at year end. The NAV is used as a practical expedient to estimate fair value. This practical expedient would not be used if it was determined to be probable that the funds will sell the underlying investments for an amount different from the reported NAV. Participant transactions (purchases and sales) may occur daily. The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the years ended December 31, 2017 and 2016. There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(Dollars in thousands)

December 31, 2017	$19,215	n/a	Daily	1 day

December 31, 2016	$16,498	n/a	Daily	1 day

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. The target allocation mix for the pension plan for 2017 was an equity-based investment deployment of 50% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee. The remainder of the portfolio is allocated to fixed income at 50% of total assets. The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2018	$1,189
2019	883
2020	1,131
2021	1,268
2022	1,667
In aggregate for 2023 – 2027	14,592

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2018.

401(k) - Employees are eligible to participate in a 401(k) plan. We make a matching contribution of 50% with respect to the first 6% of each participant’s annual earnings contributed to the plan. Our contributions to the plan were $370,000, $242,000 and $224,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2017.

December 31, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$2,152
Total derivatives designated as hedging instruments		$—		$2,152

December 31, 2016	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$3,152
Total derivatives designated as hedging instruments		$—		$3,152

At December 31, 2017 and 2016, all derivatives were designated as hedging instruments.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest income and expense and to manage our exposure to interest rate movements. To accomplish this objective, we enter into interest rate swaps as part of our interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.

The following table presents information about our cash flow hedges at December 31, 2017 and 2016:

December 31, 2017	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$55,000	3.3	1.64%	2.93%	$(2,152)
Total cash flow hedges	$55,000	3.3			$(2,152)

December 31, 2016	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Received	Paid	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$75,000	3.4	0.92%	2.46%	$(3,152)
Total cash flow hedges	$75,000	3.4			$(3,152)

During 2016, we terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, we terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees are being amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings in 2017 or 2016.

We are hedging our exposure to the variability in future cash flows for forecasted borrowings over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net loss of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Interest rate swaps	$31	$(1,126)	$(3,337)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. During the years ended December 31, 2017, 2016 and 2015, we reclassified $2.0 million, $1.6 million and $742,000 into interest expense, respectively. During the next 12 months, we estimate that $1.7 million will be reclassified as an increase in interest expense. During the years ended December 31, 2017, 2016 and 2015, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At December 31, 2017 and 2016, we had a net liability position of $2.2 million and $3.2 million with our counterparties, respectively. As of December 31, 2017, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $3.1 million posted as collateral against our obligations under these agreements. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under the agreements at the termination value.

12.       REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or Total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain new deductions from and adjustments to regulatory capital are being phased in over several years. The required minimum conservation buffer is 1.25% as of December 31, 2017 and will increase to 1.875% on January 1, 2018 and 2.50% on January 1, 2019. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods. Western New England Bancorp’s and the Bank’s capital ratios as of December 31, 2017 and 2016 are set forth in the following table.

As of December 31, 2017, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$255,605	15.53%	$131,711	8.00%	N/A	N/A
Bank	245,380	14.94	131,367	8.00	$164,208	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	98,783	6.00	N/A	N/A
Bank	234,549	14.28	98,525	6.00	131,367	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	74,087	4.50	N/A	N/A
Bank	234,549	14.28	73,894	4.50	106,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	244,774	11.84	82,702	4.00	N/A	N/A
Bank	234,549	11.36	82,584	4.00	103,230	5.00

December 31, 2016
Total Capital (to Risk Weighted Assets):
Consolidated	$245,389	15.10%	$130,037	8.00%	N/A	N/A
Bank	237,626	14.64	129,879	8.00	$162,349	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	97,528	6.00	N/A	N/A
Bank	227,498	14.01	97,409	6.00	129,879	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,261	14.47	73,146	4.50	N/A	N/A
Bank	227,498	14.01	73,057	4.50	105,527	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,261	12.19	77,187	4.00	N/A	N/A
Bank	227,498	11.86	76,745	4.00	95,931	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2017	2016
	(In thousands)
Consolidated GAAP capital	$247,281	$238,396
Net unrealized losses on available-for-sale securities, net of tax	4,042	3,839
Unrealized loss on defined benefit pension plan, net of tax	4,329	3,618
Accumulated net loss on cash flow hedges, net of tax	4,181	5,204
Unrealized loss on certain available-for-sale equity securities	(236)	(191)
Disallowed deferred tax assets	—	(155)
Goodwill	(12,487)	(13,747)
Intangible assets, net of associated deferred tax liabilities	(2,336)	(1,599)
Additional tier 1 capital deductions	—	(104)
Tier 1 and Common Equity Tier 1 capital	244,774	235,261

Allowance for loan losses and unfunded loan commitments	10,831	10,128

Total regulatory capital	$255,605	$245,389

On March 13, 2014, the Board of Directors authorized the commencement of our current stock repurchase program, authorizing the repurchase of up to 1,970,000 shares, or 10% of our outstanding shares of common stock. On June 24, 2015, the Board of Directors announced a renewal of the repurchase program under which the Company may purchase up to 711,733 shares of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. This plan began July 24, 2015 and as of January 31, 2017 the repurchase program was completed. On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. As of December 31, 2017, there were 2,440,609 shares remaining to be purchased.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2017 and 2016, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $131.4 million and $129.9 million of our equity in the net assets of the Bank was restricted at December 31, 2017 and 2016, respectively.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid from the Bank to us, and borrowings.

13.       INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
		(In thousands)

Current tax provision:
Federal	$1,505	$1,925	$2,036
State	581	370	319
Total	2,086	2,295	2,355

Deferred tax (benefit) provision:
Federal	7,613	262	(203)
State	702	10	(82)
Change in valuation reserve	(973)	2	54
Total	7,342	274	(231)

Total	$9,428	$2,569	$2,124

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2017	2016	2015

Statutory federal income tax rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.2	3.4	1.6
Tax exempt income	(2.8)	(2.6)	(3.2)
Bank-owned life insurance (BOLI)	(2.9)	(7.2)	(6.6)
Nondeductible merger expenses	0.1	8.3	—
Change in valuation reserve	(4.5)	—	0.7
Option exercise tax benefit	(3.2)	—	—
Effect of tax rate change	18.4	—	—
Other, net	—	(1.2)	0.6
Effective tax rate	43.3%	34.7%	27.1%

Cash paid for income taxes for the years ended December 31, 2017, 2016 and 2015 was $5.6 million, $2.6 million and $2.4 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,045	$4,021
Net unrealized loss on derivative and hedging activity	1,635	2,681
Employee benefit and share-based compensation plans	2,184	3,220
Defined benefit plan	1,692	1,864
Net unrealized loss on securities available for sale	1,316	2,024
Other-than-temporary impairment write-down	91	129
Purchased mortgage servicing rights	344	562
Purchase accounting adjustments, net	—	1,824
Net operating loss and tax credit carryforwards	—	1,320
Other	996	787
Gross deferred tax assets	11,303	18,432
Valuation reserve	—	(973)
Gross deferred tax assets, net of valuation reserve	11,303	17,459

Deferred tax liabilities:
Deferred loan fees	(1,226)	(1,268)
Hedge termination payments	(1,030)	—
Purchase accounting adjustments, net	(234)	—
Other	(29)	(32)
	(2,519)	(1,300)

Net deferred tax asset	$8,784	$16,159

The federal income tax reserve for loan losses at the Bank’s base year is $9.4 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve solely to absorb loan losses, a deferred tax liability of $2.6 million has not been provided.

We do not have any uncertain tax positions at December 31, 2017 or 2016 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest was recorded for the years ended December 31, 2017 and 2016, and no penalties were recorded for the years ended December 31, 2017, 2016 and 2015.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2014 are open.

The Company had net operating loss carryforwards brought over in the Chicopee merger of $3.5 million, which was used during the year ended December 31, 2017.

As a result of the Tax Act, the Company recorded $4.0 million in additional income tax expense which includes a tax benefit of $2.1 million relating to the impact of the rate change on deferred tax items originally recorded through other comprehensive income (net unrealized losses on securities available for sale, change in fair value of derivatives used for cash flow hedges and actuarial losses on the defined benefit pension plan). This accounting treatment effectively stranded $2.1 million of deferred tax items in accumulated other comprehensive income (“AOCI”). In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows for a reclassification from AOCI to retained earnings to eliminate the stranded tax effects resulting from the Tax Act. As permitted, the Company early adopted the ASU and recorded a $2.1 million reclassification to 2017 beginning retained earnings from accumulated other comprehensive loss.

14.       TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2017	2016
	(In thousands)

Balance at beginning of year	$1,475	$1,038
Principal distributions	1,034	554
Repayments of principal	(878)	(156)
Change in related party status	—	39

Balance at end of year	$1,631	$1,475

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$229,436	$217,193
Loan commitments	40,878	41,285
Existing construction loan agreements	42,555	35,702
Standby letters of credit	9,138	7,090

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

At December 31, 2017, outstanding commitments to extend credit totaled $322.0 million, with $47.4 million in fixed rate commitments with interest rates ranging from 1.49% to 18.00% and $274.6 million in variable rate commitments. At December 31, 2016, outstanding commitments to extend credit totaled $301.3 million, with $40.0 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $261.3 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2017, believe sufficient collateral is available to cover potential swap losses. At December 31, 2017, we had one RPA with a fair value of $529,000. The remaining term of this RPA at December 31, 2017, which corresponds to the term of the underlying swaps, was 10 years. In addition, we had an RPA with a net fair value of $144,000 and a remaining term of 20 years at December 31, 2017. Also at December 31, 2017 we had one RPA with a negative fair value of ($292,000) which had a 20 year term remaining. Under these agreements we guarantee a percentage of the amount in the event of a default. The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2017, we would have been required to make payments of approximately $366,000.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2047. Certain of the leases provide for renewal periods for up to forty years at our discretion. Rent expense under operating leases was $1,106,000, $798,000, and $677,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2017, are as follows:

Years Ending December 31,	Amount
(In thousands)

2018	$1,100
2019	1,038
2020	946
2021	880
2022	763
Thereafter	4,651
$9,378

Investment Commitments

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the limited partnerships. The SBIC currently has a book value of $947,000 at December 31, 2017 and is included in other assets.

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

16.      CONCENTRATIONS OF CREDIT RISK

Most of our loans consist of residential and commercial real estate loans located in western Massachusetts. As of December 31, 2017 and 2016, our residential and commercial related real estate loans represented 85.1% and 85.5% of total loans, respectively. Our policy for collateral requires that the amount of the loan may not exceed 100% and 85% of the appraised value of the property for residential and commercial real estate, respectively, at the date the loan is granted. For residential loans, in cases where the loan exceeds 80%, private mortgage insurance is typically obtained for that portion of the loan in excess of 80% of the appraised value of the property.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$182,001	$—	$182,001
U.S. government guaranteed mortgage-backed securities	—	16,254	—	16,254
Corporate bonds	—	56,144	—	56,144
State and municipal bonds	—	3,239	—	3,239
Government-sponsored enterprise obligations	—	24,381	—	24,381
Mutual funds	6,397	—	—	6,397
Total assets	$6,397	$282,019	$—	$288,416

Liabilities:
Interest rate swaps	$—	$2,152	$—	$2,152

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$180,136	$—	$180,136
U.S. government guaranteed mortgage-backed securities	—	17,350	—	17,350
Corporate bonds	—	50,317	—	50,317
State and municipal bonds	—	4,008	—	4,008
Government-sponsored enterprise obligations	—	42,008	—	42,008
Mutual funds	6,296	—	—	6,296
Total assets	$6,296	$293,819	$—	$300,115

Liabilities:
Interest rate swaps	$—	$3,152	$—	$3,152

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2017 and 2016.

Assets Measured at Fair Value on a Non-recurring Basis

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2017 and 2016.

	At			Year Ended
	December 31, 2017			December 31, 2017
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$1,495	$256

	At			Year Ended
	December 31, 2016			December 31, 2016
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$2,143	$230

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017 and 2016.

Summary of Fair Values of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$27,132	$27,132	$—	$—	$27,132
Securities available-for-sale	288,416	6,397	282,019	—	288,416
Federal Home Loan Bank of Boston and other restricted stock	15,553	—	—	15,553	15,553
Loans - net	1,619,850	—	—	1,581,929	1,581,929
Accrued interest receivable	5,946	—	—	5,946	5,946
Mortgage servicing rights	352	—	528	—	528

Liabilities:
Deposits	1,506,082	—	—	1,503,311	1,503,311
Short-term borrowings	144,650	—	144,650	—	144,650
Long-term debt	164,786	—	164,016	—	164,016
Accrued interest payable	441	—	—	441	441
Derivative liabilities	2,152	—	2,152	—	2,152

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$70,234	$70,234	$—	$—	$70,234
Securities available-for-sale	300,115	6,296	293,819	—	300,115
Federal Home Loan Bank of Boston and other restricted stock	16,124	—	—	16,124	16,124
Loans - net	1,556,416	—	—	1,525,274	1,525,274
Accrued interest receivable	5,782	—	—	5,782	5,782
Mortgage servicing rights	465	—	628	—	628

Liabilities:
Deposits	1,518,071	—	—	1,521,580	1,521,580
Short-term borrowings	172,351	—	172,351	—	172,351
Long-term debt	124,836	—	125,183	—	125,183
Accrued interest payable	409	—	—	409	409
Derivative liabilities	3,152	—	3,152	—	3,152

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

We operate only in the U.S. domestic market, primarily in western Massachusetts and northern Connecticut. For the years ended December 31, 2017, 2016 and 2015, there is no customer that accounted for more than 10% of our revenue.

19.       CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2017	2016
	(In thousands)
ASSETS:
Cash equivalents	$120	$972
Investment in subsidiaries	237,056	230,633
ESOP loan receivable	7,135	7,866
Other assets	10,529	7,468
TOTAL ASSETS	254,840	246,939

LIABILITIES:
ESOP loan payable	7,135	7,866
Other liabilities	424	677
EQUITY	247,281	238,396
TOTAL LIABILITIES AND EQUITY	$254,840	$246,939

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
INCOME:
Dividends from subsidiaries	$8,561	$3,499	$6,557
Interest income from securities	—	32	20
ESOP loan interest income	629	670	706
Gain on sales of securities, net	—	451	—
Other income	4	—	—
Total income	9,194	4,652	7,283

OPERATING EXPENSE:
Salaries and employee benefits	1,646	926	743
ESOP interest	629	670	706
Other expenses	298	507	556
Total operating expense	2,573	2,103	2,005

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES AND INCOME TAXES	6,621	2,549	5,278

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,188	1,955	90

NET INCOME BEFORE TAXES	10,809	4,504	5,368

INCOME TAX BENEFIT	(1,511)	(330)	(347)

NET INCOME	$12,320	$4,834	$5,715

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net income	$12,320	$4,834	$5,715
Equity in undistributed income of subsidiaries	(4,188)	(1,955)	(90)
Gain on sales of securities, net	—	(451)	—
Change in other liabilities	(833)	(597)	(409)
Change in other assets	(2,330)	(271)	(52)
Other, net	1,607	1,049	713

Net cash provided by operating activities	6,576	2,609	5,877

INVESTING ACTIVITIES:
Purchase of securities	(106)	(116)	(125)
Sales of securities	106	116	125

Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(3,579)	(2,439)	(2,098)
Common stock repurchased	(9,314)	(1,378)	(3,906)
Excess tax benefit from share-based compensation	—	156	2
Issuance of common stock in connection with stock option exercises	5,465	1,971	—

Net cash used in financing activities	(7,428)	(1,690)	(6,002)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(852)	919	(125)

CASH AND CASH EQUIVALENTS
Beginning of year	972	53	178
End of year	$120	$972	$53

Supplemental cashflow information:
Net change in cash due to broker for common stock repurchased	$(151)	$455	$—

20.       SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated. The year to date totals may differ slightly due to rounding.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$17,957	$18,327	$18,516	$19,239
Interest expense	3,454	3,584	3,720	3,887

Net interest and dividend income	14,503	14,743	14,796	15,352

Provision for loan losses	300	350	200	510

Gain (loss) on disposal of other real estate owned	—	—	67	(58)
Gain (loss) on sales of securities, net	(64)	46	70	—
Swap fee income	116	—	111	—
Other non-interest income	1,965	2,029	2,164	2,055

Non-interest expense	10,970	11,296	11,156	11,364

Income before income taxes	5,250	5,172	5,852	5,475
Income tax provision (1)	147	1,416	2,037	5,828
Net income (loss)	$5,103	$3,756	$3,815	$(353)

Basic earnings per share	$0.17	$0.13	$0.13	$(0.01)
Diluted earnings per share	$0.17	$0.12	$0.13	$(0.01)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$10,961	$10,554	$10,977	$16,106
Interest expense	2,718	2,552	2,649	3,366

Net interest and dividend income	8,243	8,002	8,328	12,740

Provision (credit) for loan losses	(600)	625	375	175

Loss on prepayment of borrowings	(915)	—	—	—
Gain (loss) on sales of securities, net	685	(2)	1	455
Other non-interest income	1,245	1,262	1,322	1,918

Non-interest expense (2)	7,072	7,998	8,225	12,011

Income before income taxes	2,786	639	1,051	2,927
Income tax provision	822	250	423	1,074
Net income	$1,964	$389	$628	$1,853

Basic earnings per share	$0.11	$0.02	$0.04	$0.07
Diluted earnings per share	$0.11	$0.02	$0.04	$0.07

(1)	Increase in the quarter ended December 31, 2017 is due to the enactment of the Tax Act on December 22, 2017.

(2)	Increase in the quarter ended December 31, 2016 is due to the acquisition of Chicopee on October 21, 2016.