Form 10-Q
period 2018-03-31
Western New England Bancorp, Inc.
filed 2018-05-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 3, 2018, the registrant had 29,942,065 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
CASH AND DUE FROM BANKS	$21,577	$21,607
FEDERAL FUNDS SOLD	230	322
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	7,631	5,203
CASH AND CASH EQUIVALENTS	29,438	27,132

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	266,963	288,416
MARKETABLE EQUITY SECURITIES – AT FAIR VALUE	6,327	—
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	14,685	15,553
LOANS - Net of allowance for loan losses of $11,370 and $10,831 at March 31, 2018 and December 31, 2017, respectively	1,635,620	1,619,850
PREMISES AND EQUIPMENT, Net	23,653	23,500
ACCRUED INTEREST RECEIVABLE	5,878	5,946
BANK-OWNED LIFE INSURANCE	69,204	68,762
DEFERRED TAX ASSET, Net	9,854	8,784
GOODWILL	12,487	12,487
CORE DEPOSIT INTANGIBLE	3,969	4,063
OTHER ASSETS	7,453	8,577
TOTAL ASSETS	$2,085,531	$2,083,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Non-interest-bearing	$315,482	$311,851
Interest-bearing	1,238,245	1,194,231
Total deposits	1,553,727	1,506,082

SHORT-TERM BORROWINGS	55,000	144,650
LONG-TERM DEBT	212,730	164,786
SECURITIES PENDING SETTLEMENT	239	304
OTHER LIABILITIES	21,212	19,967
TOTAL LIABILITIES	1,842,908	1,835,789

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 30,138,083 shares issued and outstanding at March 31, 2018; 30,487,309 shares issued and outstanding at December 31, 2017	302	305
Additional paid-in capital	199,845	203,527
Unearned compensation - ESOP	(5,632)	(5,786)
Unearned compensation - Equity Incentive Plan	(1,485)	(791)
Retained earnings	64,675	62,578
Accumulated other comprehensive loss	(15,082)	(12,552)
Total shareholders’ equity	242,623	247,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,085,531	$2,083,070

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$13,799	$13,162
Commercial and industrial loans	2,814	2,575
Consumer loans	89	89
Debt securities, taxable	1,748	1,830
Debt securities, tax-exempt	24	31
Equity securities	36	35
Other investments	201	163
Federal funds sold, interest-bearing deposits and other short-term investments	21	72
Total interest and dividend income	18,732	17,957

INTEREST EXPENSE:
Deposits	2,355	2,009
Long-term debt	855	551
Short-term borrowings	800	894
Total interest expense	4,010	3,454
Net interest and dividend income	14,722	14,503

PROVISION FOR LOAN LOSSES	500	300
Net interest and dividend income after provision for loan losses	14,222	14,203

NON-INTEREST INCOME (LOSS):
Service charges and fees	1,583	1,526
Income from bank-owned life insurance	442	439
Losses on securities available-for-sale, net	(201)	(64)
Unrealized losses on marketable equity securities, net	(106)	—
Gain on sale of other real estate owned	48	—
Other income	—	116
Total non-interest income	1,766	2,017

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,533	6,225
Occupancy	1,060	1,007
Furniture and equipment	367	373
Data processing	637	391
Professional fees	659	596
FDIC insurance assessment	158	117
Merger related expenses	—	410
Advertising	347	248
Other expenses	1,665	1,603
Total non-interest expense	11,426	10,970
INCOME BEFORE INCOME TAXES	4,562	5,250
INCOME TAX PROVISION	1,043	147
NET INCOME	$3,519	$5,103

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.12	$0.17
Weighted average shares outstanding	29,484,824	29,597,594
Diluted earnings per share	$0.12	$0.17
Weighted average diluted shares outstanding	29,620,929	29,878,421

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$3,519	$5,103

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available-for-sale securities	(5,116)	426
Reclassification adjustment for losses realized in income (1)	201	64
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—
Unrealized (losses) gains on securities	(4,678)	490
Tax effect	1,070	(46)
Net-of-tax amount	(3,608)	444

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	678	53
Reclassification adjustment for loss realized in interest expense (2)	171	274
Reclassification adjustment for termination fee realized in interest expense (3)	264	264
Unrealized gains on cash flow hedges	1,113	591
Tax effect	(313)	232
Net-of-tax amount	800	823

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss (4)	57	51
Tax effect	(16)	305
Net-of-tax amount	41	356

Other comprehensive (loss) income	(2,767)	1,623

Comprehensive income	$752	$6,726

(1) Realized losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized losses were $(57,000) and $(26,000) for the three months ended March 31, 2018 and 2017, respectively.

(2) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $48,000 and $109,000 for the three months ended March 31, 2018 and 2017, respectively.

(3) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $74,000 and $105,000 for the three months ended March 31, 2018 and 2017, respectively.

(4) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $16,000 and $20,000 for the three months ended March 31, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Comprehensive income	—	—	—	—	—	5,103	1,623	6,726
Common stock held by ESOP committed to be released (93,679 shares)	—	—	58	153	—	—	—	211
Share-based compensation - equity incentive plan	—	—	—	—	162	—	—	162
Common stock repurchased	(321,015)	(3)	(3,071)	—	—	—	—	(3,074)
Issuance of common stock in connection with stock option exercises	719,474	7	4,262	—	—	—	—	4,269
Cash dividends declared and paid ($0.03 per share)	—	—	—	—	—	(886)	—	(886)
BALANCE AT MARCH 31, 2017	30,778,690	$308	$207,245	$(6,265)	$(374)	$55,928	$(11,038)	$245,804

BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income	—	—	—	—	—	3,519	(2,767)	752
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	88	154	—	—	—	242
Share-based compensation - equity incentive plan	—	—	—	—	232	—	—	232
Common stock repurchased	(451,641)	(5)	(4,798)	—	—	—	—	(4,803)
Issuance of common stock in connection with stock option exercises	16,975	1	103	—	—	—	—	104
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid ($0.04 per share)	—	—	—	—	—	(1,185)	—	(1,185)
BALANCE AT MARCH 31, 2018	30,138,083	$302	$199,845	$(5,632)	$(1,485)	$64,675	$(15,082)	$242,623

See accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$3,519	$5,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	300
Depreciation and amortization of premises and equipment	494	475
Net accretion of purchase accounting adjustments	(225)	(661)
Amortization of core deposit intangible	94	94
Net amortization of premiums and discounts on securities and deferred fees and costs on loans	793	1,286
Net accretion of premiums on modified debt	—	(1)
Share-based compensation expense	232	162
ESOP expense	242	211
Net loss on redemption and sales of securities available-for-sale	201	64
Unrealized losses on marketable equity securities, net	106	—
Gain on sale of other real estate owned	(48)	—
Deferred income tax benefit	—	(973)
Income from bank-owned life insurance	(442)	(439)
Net change in:
Accrued interest receivable	68	274
Other assets	977	81
Other liabilities	2,415	(2,228)
Net cash provided by operating activities	8,926	3,748
INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(2,577)	(35,194)
Proceeds from redemption and sales	5,635	4,530
Proceeds from calls, maturities, and principal collections	5,966	24,247
Purchase of residential mortgages	—	(34,375)
Loan originations and principal payments, net	(16,202)	1,415
Redemption of Federal Home Loan Bank of Boston stock	868	—
Proceeds from sale of other real estate owned	203	292
Purchases of premises and equipment	(677)	(897)
Proceeds from sale of premises and equipment	20	—
Net cash used in investing activities	(6,764)	(39,982)
FINANCING ACTIVITIES:
Net increase in deposits	47,735	3,424
Net change in short-term borrowings	(89,650)	4,532
Repayment of long-term debt	(31,992)	(1,982)
Proceeds from issuance of long-term debt	80,000	888
Cash dividends paid	(1,185)	(886)
Common stock repurchased	(4,868)	(3,529)
Issuance of common stock in connection with stock option exercises	104	4,269
Net cash provided by financing activities	144	6,716

NET CHANGE IN CASH AND CASH EQUIVALENTS:	2,306	(29,518)
Beginning of period	27,132	70,234
End of period	$29,438	$40,716

Supplemental cashflow information:
Interest paid	$3,969	$3,435
Taxes paid	30	528
Net change in cash due to broker for common stock repurchased	(65)	(455)

See the accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

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

On October 21, 2016, we acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts. The primary purpose of the acquisition with Chicopee was to expand our presence in western Massachusetts and diversify our market area. The transaction qualified as a tax-free reorganization for federal income tax purposes. Merger consideration paid in the transaction to shareholders of Chicopee totaled $98.8 million, consisting of 11,919,412 shares of Company common stock, net of shares of Chicopee already owned, and shares of Chicopee’s ESOP liquidated to pay off the ESOP loan.

We accounted for the transaction using the acquisition method. The acquisition method requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date. Additionally, our results of operations include Chicopee’s operating results from the date of acquisition.

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of Western New England Bancorp, the Bank, CSB Colts, Inc., Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

Estimates – The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for both at the date of the unaudited consolidated financial statements. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the realizability of deferred tax assets.

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2018, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations for the year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

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

Earnings per common share for the three months ended March 31, 2018 and 2017 have been computed based on the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)

Net income applicable to common stock	$3,519	$5,103

Average number of common shares issued	30,358	30,508
Less: Average unallocated ESOP Shares	(791)	(884)
Less: Average unvested equity incentive plan shares	(82)	(26)

Average number of common shares outstanding used to calculate basic earnings per common share	29,485	29,598

Effect of dilutive equity incentive plan	35	13
Effect of dilutive stock options	101	267

Average number of common shares outstanding used to calculate diluted earnings per common share	29,621	29,878

Basic earnings per share	$0.12	$0.17
Diluted earnings per share	$0.12	$0.17

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)

Net unrealized losses on securities available-for-sale	$(10,036)	$(5,358)
Tax effect	2,623	1,316
Net-of-tax amount	(7,413)	(4,042)

Fair value of derivatives used for cash flow hedges	(1,302)	(2,152)
Termination fee on cancelled cash flow hedges	(3,401)	(3,664)
Total derivatives	(4,703)	(5,816)
Tax effect	1,322	1,635
Net-of-tax amount	(3,381)	(4,181)

Unrecognized actuarial loss on defined benefit plan	(5,964)	(6,021)
Tax effect	1,676	1,692
Net-of-tax amount	(4,288)	(4,329)

Accumulated other comprehensive loss	$(15,082)	$(12,552)

The following table presents changes in accumulated other comprehensive loss for the periods ended March 31, 2018 and 2017 by component:

	Securities	Derivatives	Defined Benefit Plan	Accumulated Other Comprehensive Loss
	(In thousands)

Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Current-period other comprehensive income (loss)	444	823	356	1,623
Balance at March 31, 2017	$(3,395)	$(4,381)	$(3,262)	$(11,038)

Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(3,608)	800	41	(2,767)
Balance at March 31, 2018	$(7,413)	$(3,381)	$(4,288)	$(15,082)

4.       SECURITIES

Securities available-for-sale are summarized as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$175,117	$3	$(6,659)	$168,461
U.S. government guaranteed mortgage-backed securities	17,538	—	(845)	16,693
Corporate bonds	55,974	3	(1,196)	54,781
State and municipal bonds	3,220	28	(61)	3,187
Government-sponsored enterprise obligations	25,150	—	(1,309)	23,841
Total available-for-sale securities	$276,999	$34	$(10,070)	$266,963

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$185,769	$10	$(3,778)	$182,001
U.S. government guaranteed mortgage-backed securities	16,821	—	(567)	16,254
Corporate bonds	56,084	352	(292)	56,144
State and municipal bonds	3,222	36	(19)	3,239
Government-sponsored enterprise obligations	25,151	—	(770)	24,381
Mutual funds	6,727	—	(330)	6,397
Total available-for-sale securities	$293,774	$398	$(5,756)	$288,416

At March 31, 2018, government-sponsored enterprise obligations with a fair value of $6.6 million and mortgage-backed securities with a fair value $60.4 million were pledged to secure public deposits and for other purposes as required or permitted by law.

In 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects current U.S. GAAP primarily as it relates to the accounting for equity investments. ASU No. 2016-01 also supersedes the guidance that requires (1) classification of equity securities with readily determinable fair values into different categories (i.e., trading or available-for-sale), and (2) recognition of changes in fair value of available-for-sale securities in other comprehensive income.

The main significant effect resulting from the adoption of this ASU is that marketable equity securities reported within securities available-for-sale are now shown as a single line item (“Marketable equity securities”) in the Company’s balance sheet and the recognition in net income of the changes in fair value of marketable equity securities. The cumulative-effect adjustment resulting from the adoption of this Update was to decrease retained earnings and reduce accumulated other comprehensive loss as of January 1, 2018 by $237,000.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2018, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	March 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	42,680	41,887
Due after five years through ten years	34,915	33,563
Due after ten years	6,749	6,359
Total securities	84,344	81,809
Mortgage-backed securities	192,655	185,154
Total	$276,999	$266,963

Gross realized gains and losses on securities available-for-sale for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Gross gains realized	$—	$—
Gross losses realized	(201)	(64)
Net loss realized	$(201)	$(64)

Proceeds from the redemption of securities available-for-sale amounted to $5.6 million for the three months ended March 31, 2018, while proceeds from the sale of securities available-for-sale amounted to $4.5 million for the three months ended March 31, 2017.

Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2018
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$1,574	$61,920	$5,085	$106,457
U.S. government guaranteed mortgage-backed securities	58	2,215	787	14,478
Corporate bonds	1,196	52,473	—	—
State and municipal bonds	—	—	61	1,539
Government-sponsored enterprise obligations	—	—	1,309	23,841
Total available-for-sale	$2,828	$116,608	$7,242	$146,315

	December 31, 2017
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$613	$68,538	$3,165	$111,595
U.S. government guaranteed mortgage-backed securities	23	1,205	544	15,049
Corporate bonds	292	26,016	—	—
State and municipal bonds	—	—	19	1,581
Government-sponsored enterprise obligations	—	—	770	24,381
Mutual funds	—	—	330	6,397
Total available-for-sale	$928	$95,759	$4,828	$159,003

	March 31, 2018
	Less Than 12 Months				Over 12 Months
	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Amortized Cost Basis	Gross Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	21	$63,494	$1,574	2.5%	54	$111,542	$5,085	4.6%
U.S. government guaranteed mortgage-backed securities	2	2,273	58	2.6	6	15,265	787	5.2
Government-sponsored enterprise obligations	0	—	—	—	9	25,150	1,309	5.2
Corporate bonds	18	53,669	1,196	2.2	0	—	—	—
State and municipal bonds	0	—	—	—	3	1,600	61	3.8
		$119,436	$2,828			$153,557	$7,242

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans, at March 31, 2018 and December 31, 2017, follows:

	March 31,	December 31,
	2018	2017
	(In thousands)

Commercial real estate	$746,626	$732,616
Residential real estate:
Residential	559,738	557,752
Home equity	94,051	92,599
Commercial and industrial	237,337	238,502
Consumer	4,539	4,478
Total loans	1,642,291	1,625,947
Premiums and deferred loan fees and costs, net	4,699	4,734
Allowance for loan losses	(11,370)	(10,831)
Loans, net	$1,635,620	$1,619,850

There were no purchases of loans during the three months ended March 31, 2018. During the three months ended March 31, 2017, we purchased residential real estate loans aggregating $34.4 million.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At March 31, 2018 and December 31, 2017, we serviced commercial loans for participants aggregating $32.5 million and $32.6 million, respectively.

Residential real estate loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $63.3 million and $65.8 million at March 31, 2018 and December 31, 2017, respectively. Net service fee income of $25,000 and $20,000 was recorded for the three months ended March 31, 2018 and 2017, respectively, and is included in service charges and fees on the consolidated statements of operations.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2018, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (203 PSA), weighted average internal rate of return (10.05%), weighted average servicing fee (0.25%), and average net cost to service loans ($59.08 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Balance at the beginning of period:	$352	$465
Capitalized mortgage servicing rights	—	—
Amortization	(17)	(29)
Balance at the end of period	$335	$436
Fair value at the end of period	$537	$605

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

An analysis of changes in the allowance for loan losses by segment for the periods ended March 31, 2018 and 2017 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	169	223	(182)	70	20	300
Charge-offs	(36)	—	(163)	(80)	—	(279)
Recoveries	118	1	4	15	—	138
Balance at March 31, 2017	$4,334	$3,086	$2,744	$43	$20	$10,227

Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	452	71	(59)	25	11	500
Charge-offs	—	—	—	(36)	—	(36)
Recoveries	35	15	7	18	—	75
Balance at March 31, 2018	$5,199	$3,397	$2,681	$78	$15	$11,370

Further information pertaining to the allowance for loan losses by segment at March 31, 2018 and December 31, 2017 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2018

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,199	3,397	2,681	78	15	11,370
Total allowance for loan losses	$5,199	$3,397	$2,681	$78	$15	$11,370

Impaired loans	$2,977	$3,769	$3,035	$95	$—	$9,876
Non-impaired loans	731,863	646,724	233,278	4,444	—	1,616,309
Impaired loans acquired with deteriorated credit quality	11,786	3,296	1,024	—	—	16,106
Total loans	$746,626	$653,789	$237,337	$4,539	$—	$1,642,291

December 31, 2017

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,712	3,311	2,733	71	4	10,831
Total allowance for loan losses	$4,712	$3,311	$2,733	$71	$4	$10,831

Impaired loans	$3,674	$3,964	$2,766	$120	$—	$10,524
Non-impaired loans	716,571	642,787	234,582	4,358	—	1,598,298
Impaired loans acquired with deteriorated credit quality	12,371	3,600	1,154	—	—	17,125
Total loans	$732,616	$650,351	$238,502	$4,478	$—	$1,625,947

The following is a summary of past due and non-accrual loans by class at March 31, 2018 and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-Accrual Loans
	(In thousands)
March 31, 2018
Commercial real estate	$641	$382	$492	$1,515	$—	$2,751
Residential real estate:
Residential	2,278	1,135	1,689	5,102	—	5,316
Home equity	649	61	33	743	—	674
Commercial and industrial	1,513	761	104	2,378	—	3,264
Consumer	93	6	—	99	—	95
Total	$5,174	$2,345	$2,318	$9,837	$—	$12,100

December 31, 2017
Commercial real estate	$1,951	$144	$290	$2,385	$—	$2,959
Residential real estate:
Residential	2,992	1,480	1,911	6,383	—	5,961
Home equity	635	—	48	683	—	696
Commercial and industrial	1,731	797	162	2,690	—	3,019
Consumer	65	—	41	106	—	120
Total	$7,374	$2,421	$2,452	$12,247	$—	$12,755

The following is a summary of impaired loans, by class, at March 31, 2018 and December 31, 2017:

				Three Months Ended
	At March 31, 2018			March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,763	$17,551	$—	$15,404	$190
Residential real estate	6,341	6,788	—	6,578	10
Home equity	724	766	—	737	1
Commercial and industrial	4,059	9,290	—	3,990	44
Consumer	95	103	—	108	—
Total impaired loans	$25,982	$34,498	$—	$26,817	$245

(1) Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

	At December 31, 2017			Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans:(1)
Commercial real estate	$16,045	$18,773	$—	$19,431	$217
Residential real estate	6,816	7,298	—	5,805	12
Home equity	748	783		125	1
Commercial and industrial	3,920	9,215	—	4,432	62
Consumer	120	129		35	—
Total impaired loans	$27,649	$36,198	$—	$29,828	$292

(1) Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

No interest income was recognized for impaired loans on a cash-basis method during the three months ended March 31, 2018 or 2017. Interest income recognized on impaired loans during the three months ended March 31, 2018 and 2017 related to performing purchased impaired loans and TDRs.

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

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocated allowance or a charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible additional impairment and recognize impairment through the allowance. There were no significant loans modified in TDRs during the three months ended March 31, 2018 or 2017.

During the three months ended March 31, 2018 or 2017, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring.

As of March 31, 2018, we have not committed to lend any additional funds for loans that are classified as impaired. There were no charge-offs on TDRs during the three months ended March 31, 2018 and 2017.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of March 31, 2018 and 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(1,412)	(1,194)	(218)	(175)	(1,019)
Dispositions	—	—	—	—	—
Balance at March 31, 2018	$27,950	$21,964	$5,986	$5,858	$16,106

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(1,195)	(1,061)	(134)	(346)	(715)
Dispositions	(414)	(324)	(90)	6	(330)
Balance at March 31, 2017	$35,828	$27,655	$8,173	$7,181	$20,474

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

Loans rated 5 are considered “Special Mention.” These loans exhibit potential credit weaknesses or downward trends and are being closely monitored.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments. Construction loans are reported within commercial real estate loans and total $88.6 million and $84.4 million at March 31, 2018 and December 31, 2017, respectively.

The following table presents our loans by risk rating at March 31, 2018 and December 31, 2017:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2018
Loans rated 1 – 4	$721,062	$554,109	$93,377	$205,339	$4,536	$1,578,423
Loans rated 5	14,790	—	—	9,789	—	24,579
Loans rated 6	10,774	5,629	674	22,209	3	39,289
	$746,626	$559,738	$94,051	$237,337	$4,539	$1,642,291

December 31, 2017
Loans rated 1 – 4	$708,992	$551,469	$91,903	$205,537	$4,475	$1,562,376
Loans rated 5	15,098	—	—	24,565	—	39,663
Loans rated 6	8,526	6,283	696	8,400	3	23,908
	$732,616	$557,752	$92,599	$238,502	$4,478	$1,625,947

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill

At March 31, 2018 and December 31, 2017, the Company’s goodwill related to the acquisition of Chicopee in October 2016. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment. No goodwill impairment was recorded for the three months ended March 31, 2018.

During the three months ended March 31, 2017, management completed their evaluation of premises and equipment acquired from Chicopee, which resulted in a $2.4 million adjustment to the provisional fair values of bank premises acquired and a $1.4 million reduction in goodwill. The remaining adjustments to goodwill of $140,000 during the three months ended March 31, 2017 resulted from information obtained during the quarter about events and circumstances that existed as of the acquisition date. There were no changes to goodwill during the three months ended March 31, 2018.

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2018 and March 31, 2017. At March 31, 2018, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $2.1 million thereafter.

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

A summary of stock option activity for the three months ended March 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2017	257,050	$6.31	4.41	$1,175
Exercised	(16,975)	6.13	4.11	77
Outstanding at March 31, 2018	240,075	$6.32	4.17	$1,034

Exercisable at March 31, 2018	240,075	$6.32	4.17	$1,034

Cash received for options exercised during the three months ended March 31, 2018 was $104,000.

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

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based, with 10,352 vesting in one year and 26,191 vesting ratably over a three-year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 LTI performance metric before vesting is realized after a three-year period. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold and target metrics under the 2016 Plan are as follows:

	Return on Equity Metrics
	Threshold	Target

Original metrics	5.85%	6.32%
Adjusted metrics	6.38%	6.79%

Participants will be able to earn between 50% (for threshold performance) and 100% (for target performance) of the performance shares but will not earn additional shares if performance exceeds target performance.

In May 2017, 89,042 shares were granted under the LTI Plan. Of this total, 55,159 shares are retention-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three-year period. The remaining 33,883 shares granted are performance based and are subject to the achievement of the 2017 LTI performance metric before vesting is realized after a three-year period. For the performance shares, the primary performance metric for 2017 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three year period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder.

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

In January 2018, 83,812 shares were granted under the LTI Plan. Of this total, 50,852 shares are retention-based, with 17,908 vesting in one year and 32,944 vesting ratably over a three-year period. The remaining 32,960 shares granted are performance based and are subject to the achievement of the 2018 LTI performance metric before vesting is realized after a three year period. For the performance shares, the primary performance metric for 2018 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. The threshold, target and stretch metrics under the 2018 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2018	6.30%	6.80%	7.20%
December 31, 2019	6.85%	7.35%	7.75%
December 31, 2020	7.40%	7.90%	8.30%

Participants will be able to earn between 50% (for threshold performance), 100% (for target performance) and 150% (for maximum performance). The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metrics established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation.

At March 31, 2018, an additional 231,846 shares were available for future grants under this plan.

Our stock award plan activity for the three months ended March 31, 2018 and 2017 is summarized below:

	Unvested Stock Awards Outstanding

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2017	138,833	$8.98
Shares granted	83,812	11.05
Shares vested	(11,200)	7.18
Outstanding at March 31, 2018	211,445	$9.90

Outstanding at December 31, 2016	91,371	$7.51
Shares vested	(11,200)	7.18
Outstanding at March 31, 2017	80,171	$7.56

We recorded compensation cost related to the stock awards of $232,000 and $162,000 for the three months ended March 31, 2018 and 2017, respectively.

8.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a line of credit with the FHLBB. Short-term borrowings issued by the FHLBB were $55.0 million at March 31, 2018 and $133.0 million at December 31, 2017. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at March 31, 2018 and December 31, 2017. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit at March 31, 2018 and December 31, 2017. There were no customer repurchase agreements at March 31, 2018 while there were $11.7 million at December 31, 2017. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Atlantic Community Bankers Bank (“ACBB”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at March 31, 2018 or December 31, 2017. As part of our contract with ACBB, we are required to maintain a reserve balance of $300,000 with ACBB for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At March 31, 2018, we had $212.7 million in long-term debt with the FHLBB. This compares to $164.8 million in long-term debt with FHLBB advances at December 31, 2017.

The customer repurchase agreements outstanding at December 31, 2017 were collateralized by government-sponsored enterprise obligations with fair value of $6.7 million and mortgage backed securities with a fair value of $58.4 million, respectively. The securities collateralizing repurchase agreements are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of the repurchase agreements.

All FHLBB advances are collateralized by a blanket lien on our residential real estate loans and eligible commercial real estate loans.

9.     PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2018. No contributions have been made to the plan for the three months ended March 31, 2018. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank (the “Plan Administrator”). On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Service cost	$303	$267
Interest cost	253	254
Expected return on assets	(347)	(298)
Amortization of actuarial loss	57	51
Net periodic pension cost	$266	$274

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2018 and December 31, 2017.

March 31, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$44	Other Liabilities	$1,347

	Asset Derivatives		Liability Derivatives
December 31, 2017	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$2,152

At March 31, 2018 and December 31, 2017, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at March 31, 2018 and December 31, 2017:

March 31, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)

Interest rate swaps on FHLBB borrowings	$55,000	3.0	1.98%	2.93%	$(1,302)

December 31, 2017	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)

Interest rate swaps on FHLBB borrowings	$55,000	3.3	1.64%	2.93%	$(2,152)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $1.4 million will be reclassified as an increase to interest expense.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Loss Recognized in OCI on Derivative
	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest rate swaps	$678	$53

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. Fees on previously terminated swaps are being amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings. The amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees was $435,000 and $538,000 during the three months ended March 31, 2018 and 2017, respectively.

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

At March 31, 2018 and December 31, 2017, we had a net liability position of $1.3 million and $2.2 million with our counterparties, respectively. As of March 31, 2018, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.8 million posted as collateral against our obligations under these agreements. If we had breached any of these provisions at March 31, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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

Methods and assumptions for valuing our financial instruments measured at fair value on a recurring basis are set forth below. Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction cost.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale
Government-sponsored mortgage-backed securities	$—	$168,461	$—	$168,461
U.S. government guaranteed mortgage-backed securities	—	16,693	—	16,693
Corporate bonds	—	54,781	—	54,781
State and municipal bonds	—	3,187	—	3,187
Government-sponsored enterprise obligations	—	23,841	—	23,841
Marketable equity securities	6,327	—	—	6,327
Interest rate swaps		44		44
Total assets	$6,327	$267,007	$—	$273,334

Liabilities:
Interest rate swaps	$—	$1,347	$—	$1,347

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$182,001	$—	$182,001
U.S. government guaranteed mortgage-backed securities	—	16,254	—	16,254
Corporate bonds	—	56,144	—	56,144
State and municipal bonds	—	3,239	—	3,239
Government-sponsored enterprise obligations	—	24,381	—	24,381
Mutual funds	6,397	—	—	6,397
Total assets	$6,397	$282,019	$—	$288,416

Liabilities:
Interest rate swaps	$—	$2,152	$—	$2,152

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at March 31, 2018. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2017. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at March 31, 2017.

	At			Three Months Ended
	March 31, 2017			March 31, 2017
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$2,010	$170

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

There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2018 and 2017. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	March 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$29,438	$29,438	$—	$—	$29,438
Securities available-for-sale	266,963	—	266,963	—	266,963
Marketable equity securities	6,327	6,327	—	—	6,327
Federal Home Loan Bank of Boston and other restricted stock	14,685	—	—	14,685	14,685
Loans - net	1,635,620	—	—	1,569,545	1,569,545
Accrued interest receivable	5,878	—	—	5,878	5,878
Mortgage servicing rights	335	—	537	—	537
Derivative assets	44	—	44	—	44

Liabilities:
Deposits	1,553,727	—	—	1,549,091	1,549,091
Short-term borrowings	55,000	—	55,003	—	55,003
Long-term debt	212,730	—	210,998	—	210,998
Accrued interest payable	482	—	—	482	482
Derivative liabilities	1,347	—	1,347	—	1,347

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$27,132	$27,132	$—	$—	$27,132
Securities available-for-sale	288,416	6,397	282,019	—	288,416
Federal Home Loan Bank of Boston and other restricted stock	15,553	—	—	15,553	15,553
Loans - net	1,619,850	—	—	1,581,929	1,581,929
Accrued interest receivable	5,946	—	—	5,946	5,946
Mortgage servicing rights	352	—	528	—	528

Liabilities:
Deposits	1,506,082	—	—	1,503,311	1,503,311
Short-term borrowings	144,650	—	144,650	—	144,650
Long-term debt	164,786	—	164,016	—	164,016
Accrued interest payable	441	—	—	441	441
Derivative liabilities	2,152	—	2,152	—	2,152

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this Update during the three months ended March 31, 2018 with no impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The Company adopted this Update during the three months ended March 31, 2018 which resulted in the recognition of $106,000 in unrealized losses as a component of non-interest income for changes in the fair value of marketable equity securities that would have previously been recognized in accumulated other comprehensive income. Additionally, the disclosure of methods and assumptions for the fair value of financial instruments measured at amortized cost have been removed.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update but does not expect adoption to have a material impact on our consolidated financial statements. As of March 31, 2018, the Company had $9.1 million of future lease payments outstanding on operating leases pertaining to banking premises.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for the first interim period in fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of evaluating the standard. We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment. We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This Update provides guidance on eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The Company adopted this Update during the three months ended March 31, 2018 with no impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update amends guidance on the presentation of defined benefit pension cost and postretirement benefit cost (net benefit cost) within the employer’s income statement. Specifically, the amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, while other components of net periodic benefit cost be presented separately from service cost. The Company adopted this Update during the three months ended March 31, 2018 with no significant impact on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This Update is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. As the Company does not modify share-based payment awards, the adoption of this ASU during the three months ended March 31, 2018 did not have an impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. We adopted ASU 2017-12 on January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of this ASU did not have an impact on the consolidated financial statements.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market areas of western Massachusetts and northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three months ended March 31, 2018 in the context of this strategy.

●	Net income was $3.5 million, or $0.12 per diluted share, for the three months ended March 31, 2018, compared to $5.1 million, or $0.17 per diluted share, for the same period in 2017.

●	The provision for loan losses was $500,000 and $300,000 for the three months ended March 31, 2018 and 2017, respectively.

●	Net interest income increased $219,000, or 1.5%, to $14.7 million for the three months ended March 31, 2018 from $14.5 million for the three months ended March 31, 2017. The net interest margin, on a tax-equivalent basis, increased four basis points to 3.12% for the three months ended March 31, 2018, from 3.08% for the same period in 2017.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2018. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2017 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND DECEMBER 31, 2017

At March 31, 2018, total assets of $2.1 billion increased $2.5 million, or 0.1%, from December 31, 2017. The increase was due to a $16.3 million, or 1.0%, increase in total loans, partially offset by a decrease of $15.1 million, or 5.2%, in securities.

Total loans of $1.6 billion increased $16.3 million, or 1.0%, at March 31, 2018, from $1.6 billion at December 31, 2017. This was due to a $14.0 million, or 1.9%, increase in commercial real estate loans and a $3.4 million, or 0.5%, increase in residential loans, including home equity loans, partially offset by a decrease of $1.2 million, or 0.5%, in commercial and industrial loans. During the three months ended March 31, 2018, we experienced $7.3 million in commercial real estate loan payoffs related to the sale of borrower’s collateral.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $12.1 million at March 31, 2018 and $12.8 million at December 31, 2017. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $218,000 and $211,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, our nonperforming loans to total loans were 0.73% and 0.92%, respectively, while our nonperforming assets to total assets were 0.58% and 0.71%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits increased $47.6 million, or 3.2%, at March 31, 2018, from $1.5 billion at December 31, 2017. Core deposits, defined as all deposits except time deposits, represented 63.4% of total deposits, and increased $35.1 million, or 3.7%, from $949.5 million at December 31, 2017 to $984.6 million at March 31, 2018. Non-interest bearing deposits increased $3.6 million, or 1.2%, to $315.5 million, money market accounts increased $8.1 million, or 2.0%, to $418.3 million, interest-bearing checking accounts increased $20.4 million, or 23.3%, to $107.8 million, and savings accounts increased $2.9 million, or 2.1%, to $143.0 million. The increase in interest-bearing checking accounts was partially due to the termination of customer repurchase agreements which resulted in the account balances being transferred into core deposits. Time deposits increased $12.6 million, or 2.3%, from $556.5 million at December 31, 2017 to $569.1 million at March 31, 2018.

FHLB advances decreased $30.1 million, or 10.1%, from $297.8 million at December 31, 2017, to $267.7 million at March 31, 2018, while customer repurchase agreements decreased $11.7 million. The increase in deposit accounts during the quarter resulted in paying off Federal Home Loan Bank of Boston borrowings. During the three months ended March 31, 2018, the Company eliminated customer repurchase agreements and balances were transferred to the customer’s respective core deposit account. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

At March 31, 2018, shareholders’ equity was $242.6 million, or 11.6% of total assets, compared to $247.3 million, or 11.9% of total assets, at December 31, 2017. The decrease in shareholders’ equity during the three months ended March 31, 2018 reflects $2.5 million net increase in accumulated other comprehensive loss, $4.8 million for the repurchase of shares of the Company’s common stock and $578,000 of share-based compensation and stock option exercises, partially offset by a net increase of $2.1 million in the Company’s retained earnings reflective of current period net income offset by common stock dividends.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

General

Net income was $3.5 million, or $0.12 per diluted share, for the three months ended March 31, 2018, compared to $5.1 million, or $0.17 per diluted share, for the same period in 2017. Net interest income was $14.7 million and $14.5 million for the three months ended March 31, 2018 and 2017, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2018 and 2017, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,626,738	$16,827	4.14%	$1,560,341	$16,040	4.11%
Securities(2)	282,556	1,814	2.57	307,912	1,912	2.48
Other investments - at cost	17,111	201	4.70	17,510	163	3.72
Short-term investments(3)	5,946	21	1.41	57,326	72	0.50
Total interest-earning assets	1,932,351	18,863	3.90	1,943,089	18,187	3.74
Total non-interest-earning assets	137,017			130,771
Total assets	$2,069,368			$2,073,860

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$93,117	$80	0.34%	$90,498	$74	0.33%
Savings accounts	142,890	40	0.11	152,553	42	0.11
Money market accounts	418,183	419	0.40	401,197	383	0.38
Time deposits	561,106	1,816	1.29	571,855	1,510	1.06
Total interest-bearing deposits	1,215,296	2,355	0.78	1,216,103	2,009	0.66
Short-term borrowings and long-term debt	282,710	1,655	2.34	303,795	1,445	1.90
Interest-bearing liabilities	1,498,006	4,010	1.07	1,519,898	3,454	0.91
Non-interest-bearing deposits	310,193			304,448
Other non-interest-bearing liabilities	15,886			6,331
Total non-interest-bearing liabilities	326,079			310,779

Total liabilities	1,824,085			1,830,677
Total equity	245,283			243,183
Total liabilities and equity	$2,069,368			$2,073,860
Less: Tax-equivalent adjustment(2)		(131)			(230)
Net interest and dividend income		$14,722			$14,503
Net interest rate spread(4)			2.83%			2.83%
Net interest margin(5)			3.12%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.99%			127.84%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds.

(2)	Securities and loan income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of operations.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$683	$104	$787
Securities (1)	(157)	59	(98)
Other investments - at cost	(4)	42	38
Short-term investments	(65)	14	(51)
Total interest-earning assets	457	219	676

Interest-bearing liabilities
Interest-bearing checking accounts	2	4	6
Savings accounts	(3)	1	(2)
Money market accounts	14	22	36
Time deposits	(28)	334	306
Short-term borrowing and long-time debt	(100)	310	210
Total interest-bearing liabilities	(115)	671	556
Change in net interest and dividend income (1)	$572	$(452)	$120

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest margin was 3.12% for the three months ended March 31, 2018, compared to 3.08% for the three months ended March 31, 2017. The amortization of purchase accounting adjustments related to the merger increased net interest income by $235,000 and $661,000 during the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively. Excluding the favorable purchase accounting amortization, the net interest margin was 3.07% for the three months ended March 31, 2018 and 2.94% for the three months ended March 31, 2017.

Net interest and dividend income increased $219,000, or 1.5%, to $14.7 million for the three months ended March 31, 2018, compared to $14.5 million for the three months ended March 31, 2017. The average yield on interest-earning assets increased 16 basis points to 3.90% for the three months ended March 31, 2018, from 3.74% for the three months ended March 31, 2017. During the three months ended March 31, 2018, the average cost of funds increased 16 basis points to 1.07%, from 0.91% for the three months ended March 31, 2017. The average cost of time deposits increased 23 basis points to 1.29% for the three months ended March 31, 2018 from 1.06% for the three months ended March 31, 2017. The average cost of borrowings increased 44 basis points to 2.34% for the three months ended March 31, 2017 from 1.90% for the three months ended March 31, 2017.

Average interest-earning assets decreased $10.7 million, or 0.55%, to $1.9 billion for the three months ended March 31, 2018 from $1.9 billion for the three months ended March 31, 2017. The decrease in average interest-earning assets was due to a decrease in average short-term investments of $51.4 million, or 89.6% and a decrease in securities of $25.3 million, or 8.2%, partially offset by an increase of $66.4 million, or 4.3%, in average loans.

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

The amount of the provision for loan losses during the three months ended March 31, 2018 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in commercial real estate and residential loans. After evaluating these factors, we recorded a provision for loan losses of $500,000 for the three months ended March 31, 2018, compared to $300,000 for the same period in 2017. The allowance was $11.4 million and $10.8 million, respectively, and 0.69% and 0.66% of total loans at March 31, 2018 and December 31, 2017. At March 31, 2018, the allowance for loan losses as a percentage of nonperforming loans was 94.0%, compared to 84.9% at December 31, 2017.

Net recoveries were $39,000 for the three months ended March 31, 2018. This comprised recoveries of $75,000 for the three months ended March 31, 2018, offset partially by charge-offs of $36,000 for the same period.

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

Non-interest Income

Non-interest income decreased $251,000, or 12.4%, to $1.8 million for the three months ended March 31, 2018, from $2.0 million for the three month ended March 31, 2017. The decrease in non-interest income was primarily due to the recognition of $201,000 in unamortized premium on a bond which paid in full prior to its final maturity, unrealized losses of $106,000 on the Company’s marketable equity securities portfolio due to the adoption of ASU 2016-01, a decrease of $116,000 in other non-interest income, partially offset by an increase in service charges of $57,000, or 3.7%, and a gain on the sale of OREO of $48,000.

Non-interest Expense

Non-interest expense, excluding merger related expenses of $410,000, increased $866,000, or 8.2%, to $11.4 million, or 2.24% of average assets, for the three months ended March 31, 2018, from $10.6 million, or 2.07% of average assets, for the three months ended March 31, 2017. Salaries and benefit increased $308,000, or 4.9%, occupancy expense increased $53,000, or 5.3%, data processing expense increased $246,000, or 62.9%, due to the expiration of credits related to the merger with Chicopee, FDIC insurance expense increased $41,000, or 35.0%, advertising expense increased $99,000, or 39.9%, professional fees increased $63,000, or 10.6%, and non-interest expense increased $62,000, or 3.9%.

For the three months ended March 31, 2018, the efficiency ratio was 68.2%, compared to 63.7% for the three months ended March 31, 2017. Excluding the purchase accounting adjustments of $235,000 and $661,000, for the three months ended March 31, 2018 and March 31, 2017, the efficiency ratio was 69.2% and 66.3%, respectively.

Income Taxes

For the three months ended March 31, 2018, we had a tax provision of $1.0 million as compared to $147,000 for the same period in 2017. The effective tax rate increased from 2.8% for the three months ended March 31, 2017 to 22.9% for the three months ended March 31, 2018. The three months ended March 31, 2017 include $1.6 million in tax benefits recorded in connection with the reversal of a deferred tax valuation allowance and the exercises of stock options. The deferred tax valuation allowance reversal was a non-recurring event, while the tax benefits associated with stock option exercises are recurring, but are not consistent from period to period.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at March 31, 2018 was $140.3 million. In addition, we have available lines of credit of $4.0 million and $50.0 million with ACBB and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

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

At March 31, 2018, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2018, the most recent notification from the Office of Comptroller of the Currency categorized us as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” we must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios at March 31, 2018 and December 31, 2017, are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$253,735	15.53%	$130,705	8.00%	N/A	N/A
Bank	243,412	14.93	130,443	8.00	$163,054	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,365	14.83	98,029	6.00	N/A	N/A
Bank	232,042	14.23	97,833	6.00	130,443	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	242,365	14.83	73,522	4.50	N/A	N/A
Bank	232,042	14.23	73,374	4.50	105,985	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	242,365	11.75	82,493	4.00	N/A	N/A
Bank	232,042	11.27	82,364	4.00	102,956	5.00

December 31, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$255,605	15.53%	$131,711	8.00%	N/A	N/A
Bank	245,380	14.94	131,367	8.00	$164,208	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	98,783	6.00	N/A	N/A
Bank	234,549	14.28	98,525	6.00	131,367	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	244,774	14.87	74,087	4.50	N/A	N/A
Bank	234,549	14.28	73,894	4.50	106,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	244,774	11.84	82,702	4.00	N/A	N/A
Bank	234,549	11.36	82,584	4.00	103,230	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at March 31, 2018:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations (1)	$1,092	$1,950	$1,566	$4,504	$9,112

Borrowings
Federal Home Loan Bank	101,443	152,495	13,083	709	267,730

Credit Commitments:
Available lines of credit	167,527	—	—	64,476	232,003
Other loan commitments	70,976	29,811	2,053	1,365	104,205
Letters of credit	7,152	1,142	—	634	8,928
Total credit commitments	245,655	30,953	2,053	66,475	345,136

Other Obligations
Vendor Contracts	2,962	5,923	5,923	5,676	20,484

Total Obligations	$351,152	$191,321	$22,625	$77,364	$642,462

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2017 Annual Report. Please refer to Item 7A of the 2017 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2017 Annual Report. There are no material changes in the risk factors relevant to our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2018	103,743	11.00	103,743	2,336,866
February 1 - 28, 2018	126,209	10.22	126,209	2,210,657
March 1 - 31, 2018	221,689	10.70	221,689	1,988,968
Total	451,641	10.63	451,641	1,988,968

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock. This plan began March 13, 2017 and as of March 31, 2018, there were 1,988,968 shares remaining to be purchased under the repurchase program.

There were no sales by us of unregistered securities during the three months ended March 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2018.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2016).
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.