Form 10-Q
period 2018-06-30
Western New England Bancorp, Inc.
filed 2018-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 3, 2018, the registrant had 29,746,707 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new line of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except to the extent required by law.

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
CASH AND DUE FROM BANKS	$18,646	$21,607
FEDERAL FUNDS SOLD	1,329	322
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	2,950	5,203
CASH AND CASH EQUIVALENTS	22,925	27,132

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	259,689	288,416
MARKETABLE EQUITY SECURITIES – AT FAIR VALUE	6,324	—
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,584	15,553
LOANS - Net of allowance for loan losses of $11,986 and $10,831 at June 30, 2018 and December 31, 2017, respectively	1,656,889	1,619,850
PREMISES AND EQUIPMENT, Net	24,426	23,500
ACCRUED INTEREST RECEIVABLE	5,581	5,946
BANK-OWNED LIFE INSURANCE	68,353	68,762
DEFERRED TAX ASSET, Net	9,926	8,784
GOODWILL	12,487	12,487
CORE DEPOSIT INTANGIBLE	3,875	4,063
OTHER ASSETS	9,537	8,577
TOTAL ASSETS	$2,095,596	$2,083,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Non-interest-bearing	$312,596	$311,851
Interest-bearing	1,239,208	1,194,231
Total deposits	1,551,804	1,506,082

SHORT-TERM BORROWINGS	66,000	144,650
LONG-TERM DEBT	214,672	164,786
OTHER LIABILITIES	21,047	20,271
TOTAL LIABILITIES	1,853,523	1,835,789

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 29,746,707 shares issued and outstanding at June 30, 2018; 30,487,309 shares issued and outstanding at December 31, 2017	298	305
Additional paid-in capital	195,677	203,527
Unearned compensation – ESOP	(5,478)	(5,786)
Unearned compensation – Equity Incentive Plan	(1,232)	(791)
Retained earnings	68,649	62,578
Accumulated other comprehensive loss	(15,841)	(12,552)
TOTAL SHAREHOLDERS’ EQUITY:	242,073	247,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,095,596	$2,083,070

  See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$14,543	$13,406	$28,342	$26,568
Commercial and industrial loans	3,777	2,721	6,592	5,297
Consumer loans	85	84	173	173
Debt securities, taxable	1,770	1,871	3,518	3,700
Debt securities, tax-exempt	21	25	45	56
Equity securities	38	35	74	70
Other investments - at cost	202	166	403	329
Short-term investments	28	19	49	92
Total interest and dividend income	20,464	18,327	39,196	36,285
INTEREST EXPENSE:
Deposits	2,718	2,059	5,073	4,068
Long-term debt	1,130	549	1,985	1,100
Short-term borrowings	751	976	1,551	1,871
Total interest expense	4,599	3,584	8,609	7,039
Net interest and dividend income	15,865	14,743	30,587	29,246

PROVISION FOR LOAN LOSSES:	750	350	1,250	650
Net interest and dividend income after provision for loan losses	15,115	14,393	29,337	28,596

NON-INTEREST INCOME (LOSS):
Service charges and fees	1,693	1,549	3,276	3,075
Income from bank-owned life insurance	484	480	926	919
Bank-owned life insurance death benefit	715	—	715	—
(Loss) gain on securities, net	(49)	46	(250)	(18)
Unrealized losses on marketable equity securities, net	(41)	—	(147)	—
Gain on sale of other real estate owned	—	—	48	—
Other income	131	—	131	116
Total non-interest income	2,933	2,075	4,699	4,092

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,564	6,239	13,097	12,464
Occupancy	967	917	2,027	1,924
Furniture and equipment	382	366	749	739
Data processing	678	669	1,315	1,060
Professional fees	681	681	1,340	1,277
FDIC insurance assessment	147	186	305	303
Merger related expenses	—	116	—	526
Advertising	355	385	702	633
Other expenses	1,772	1,737	3,437	3,340
Total non-interest expense	11,546	11,296	22,972	22,266
INCOME BEFORE INCOME TAXES	6,502	5,172	11,064	10,422
INCOME TAX PROVISION	1,364	1,416	2,407	1,563
NET INCOME	$5,138	$3,756	$8,657	$8,859

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.18	$0.13	$0.30	$0.30
Weighted average shares outstanding	29,035,895	29,980,518	29,259,119	29,790,164
Diluted earnings per share	$0.18	$0.12	$0.29	$0.30
Weighted average diluted shares outstanding	29,178,264	30,120,025	29,398,356	30,000,280

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$5,138	$3,756	$8,657	$8,859

Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available-for-sale securities	(1,545)	1,326	(6,424)	1,752
Reclassification adjustment for loss (gain) realized in income(1)	49	(46)	250	18
Unrealized (losses) gains on securities	(1,496)	1,280	(6,174)	1,770
Tax effect	259	(481)	1,329	(527)
Net-of-tax amount	(1,237)	799	(4,845)	1,243

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	240	(346)	918	(293)
Reclassification adjustment for loss realized in interest expense(2)	102	249	273	523
Reclassification adjustment for termination fee realized in interest expense(3)	266	266	530	530
Unrealized gains on cash flow hedges	608	169	1,721	760
Tax effect	(171)	(67)	(484)	165
Net-of-tax amount	437	102	1,237	925

Defined benefit Plan:
Amortization of defined benefit plan actuarial loss(4)	57	51	114	102
Tax effect	(16)	(21)	(32)	284
Net-of-tax amount	41	30	82	386

Other comprehensive (loss) income	(759)	931	(3,526)	2,554

Comprehensive income	$4,379	$4,687	$5,131	$11,413

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized (loss) gains were $(14,000) and $19,000 for the three months ended June 30, 2018 and 2017, respectively. The tax effects applicable to net realized loss was $(70,000) and $(7,000) for the six months ended June 30, 2018 and 2017, respectively.
(2)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term borrowings. Income tax effects associated with the reclassification adjustments were $29,000 and $102,000 for the three months ended June 30, 2018 and 2017, respectively. Income tax effects associated with the reclassification adjustments were $77,000 and $214,000 for the six months ended June 30, 2018 and 2017, respectively.
(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term borrowings. Income tax effects associated with the reclassification adjustments were $75,000 and $107,000 for the three months ended June 30, 2018 and 2017, respectively. Income tax effects associated with the reclassification adjustments were $149,000 and $215,000 for the six months ended June 30, 2018 and 2017, respectively.
(4)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $16,000 and $21,000 for the three months ended June 30, 2018 and 2017, respectively. Income tax effects associated with the reclassification adjustments were $32,000 and $42,000 for the six months ended June 30, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Comprehensive income	—	—	—	—	—	8,859	2,554	11,413
Common stock held by ESOP committed to be released (93,679 shares)	—	—	141	313	—	—	—	454
Share-based compensation - equity incentive plan	—	—	—	—	331	—	—	331
Common stock repurchased	(321,015)	(3)	(3,071)	—	—	—	—	(3,074)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	—	(1,784)	—	(1,784)
BALANCE AT JUNE 30, 2017	31,070,107	$311	$209,425	$(6,105)	$(1,109)	$58,786	$(10,107)	$251,201

BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income	—	—	—	—	—	8,657	(3,526)	5,131
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	177	308	—	—	—	485
Share-based compensation - equity incentive plan	—	—	—	—	485	—	—	485
Common stock repurchased	(843,017)	(8)	(9,056)	—	—	—	—	(9,064)
Issuance of common stock in connection with stock option exercises	16,975	—	104	—	—	—	—	104
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid ($0.08 per share)	—	—	—	—	—	(2,349)	—	(2,349)
BALANCE AT JUNE 30, 2018	29,746,707	$298	$195,677	$(5,478)	$(1,232)	$68,649	$(15,841)	$242,073

See accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$8,657	$8,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,250	650
Depreciation and amortization of premises and equipment	1,001	970
Accretion of purchase accounting adjustments, net	(1,124)	(998)
Amortization of core deposit intangible	188	188
Net amortization of premiums and discounts on securities and mortgage loans	1,337	1,964
Share-based compensation expense	485	331
ESOP expense	485	454
Unrealized losses on marketable equity securities, net	147	—
Net loss on redemption and sales of securities	250	18
(Gain) loss on sale of other real estate owned	(48)	6
Deferred income tax benefit	—	(973)
Income from bank-owned life insurance	(926)	(919)
Bank-owned life insurance death benefits	(715)	—
Net change in:
Accrued interest receivable	365	188
Other assets	(1,078)	(1,668)
Other liabilities	2,659	(2,768)
Net cash provided by operating activities	12,933	6,302

INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(10,681)	(44,621)
Proceeds from redemptions and sales	12,501	4,576
Proceeds from calls, maturities, and principal collections	12,385	36,571
Purchase of residential mortgages	—	(34,375)
Loan originations and principal payments, net	(37,479)	(7,786)
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(31)	49
Proceeds from sale of other real estate owned	203	292
Purchases of premises and equipment	(1,992)	(1,445)
Proceeds from sale of premises and equipment	45	—
Proceeds from payout on bank-owned life insurance	2,050	—
Net cash used in investing activities	(22,999)	(46,739)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	45,885	(22,216)
Net change in short-term borrowings	(78,650)	18,657
Repayment of long-term debt	(34,989)	(8,221)
Proceeds from long-term debt	85,000	1,238
Cash dividends paid	(2,349)	(1,784)
Common stock repurchased	(9,142)	(3,529)
Issuance of common stock in connection with stock option exercises	104	5,465
Net cash provided by (used in) financing activities	5,859	(10,390)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(4,207)	(50,827)
Beginning of period	27,132	70,234
End of period	$22,925	$19,407

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(78)	$(455)
Interest paid	8,514	7,028
Taxes paid	1,042	3,148

See the accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” the “Company,” “we” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally chartered stock savings bank (the “Bank”).

The Bank’s deposits are insured to the limits specified by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 22 banking offices in western Massachusetts and northern Connecticut, and its primary sources of revenue are earnings on loans to small and middle-market businesses and to residential property homeowners and income from securities.

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2018, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations for the year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

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

Earnings per common share for the three and six months ended June 30, 2018 and 2017 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income applicable to common stock	$5,138	$3,756	$8,657	$8,859

Average number of common shares issued	29,897	30,882	30,126	30,696
Less: Average unallocated ESOP Shares	(768)	(861)	(779)	(873)
Less: Average unvested equity incentive plan shares	(93)	(40)	(88)	(33)

Average number of common shares outstanding used to calculate basic earnings per common share	29,036	29,981	29,259	29,790

Effect of dilutive equity incentive plan	42	—	39	6
Effect of dilutive stock options	100	141	100	204

Average number of common shares outstanding used to calculate diluted earnings per common share	29,178	30,120	29,398	30,000

Basic earnings per share	$0.18	$0.13	$0.30	$0.30
Diluted earnings per share	$0.18	$0.12	$0.29	$0.30

3. COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Net unrealized losses on securities available-for-sale	$(11,532)	$(5,358)
Tax effect	2,882	1,316
Net-of-tax amount	(8,650)	(4,042)

Fair value of derivatives used for cash flow hedges	(961)	(2,152)
Termination fees on cancelled cash flow hedges	(3,134)	(3,664)
Total derivatives	(4,095)	(5,816)
Tax effect	1,151	1,635
Net-of-tax amount	(2,944)	(4,181)

Unrecognized actuarial loss on defined benefit plan	(5,907)	(6,021)
Tax effect	1,660	1,692
Net-of-tax amount	(4,247)	(4,329)

Accumulated other comprehensive loss	$(15,841)	$(12,552)

The following table presents changes in accumulated other comprehensive loss for the periods ended June 30, 2018 and 2017 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Current-period other comprehensive income (loss)	1,243	925	386	2,554
Balance at June 30, 2017	$(2,596)	$(4,279)	$(3,232)	$(10,107)

Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(4,845)	1,237	82	(3,526)
Balance at June 30, 2018	$(8,650)	$(2,944)	$(4,247)	$(15,841)

4.       SECURITIES

Securities available-for-sale are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$172,152	$3	$(7,412)	$164,743
U.S. government guaranteed mortgage-backed securities	20,929	—	(941)	19,988
Corporate bonds	50,011	—	(1,674)	48,337
State and municipal bonds	2,979	23	(62)	2,940
Government-sponsored enterprise obligations	25,150	—	(1,469)	23,681
Total available-for-sale	$271,221	$26	$(11,558)	$259,689

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$185,769	$10	$(3,778)	$182,001
U.S. government guaranteed mortgage-backed securities	16,821	—	(567)	16,254
Corporate bonds	56,084	352	(292)	56,144
State and municipal bonds	3,222	36	(19)	3,239
Government-sponsored enterprise obligations	25,151	—	(770)	24,381
Mutual funds	6,727	—	(330)	6,397
Total available-for-sale securities	$293,774	$398	$(5,756)	$288,416

At June 30, 2018, government-sponsored enterprise obligations with a fair value of $6.5 million and mortgage-backed securities with a fair value $57.5 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

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

The main significant effect resulting from the adoption of this ASU is that marketable equity securities previously reported within securities available-for-sale are now shown as a single line item (“Marketable equity securities”) in the Company’s balance sheet and the recognition in net income of the changes in fair value of marketable equity securities. The cumulative-effect adjustment resulting from the adoption of this ASU was to decrease retained earnings and reduce accumulated other comprehensive loss as of January 1, 2018 by $237,000.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2018, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	June 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due in one year or less	$240	$241
Due after one year through five years	36,284	35,229
Due after five years through ten years	34,867	33,142
Due after ten years	6,749	6,346
Total securities	78,140	74,958
Mortgage-backed securities	193,081	184,731
Total	$271,221	$259,689

Gross realized gains and losses on sales of securities available-for-sale for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Gross gains realized	$—	$46	$—	$46
Gross losses realized	(49)	—	(250)	(64)
Net gain realized	$(49)	$46	$(250)	$(18)

Proceeds from the sale and redemption of securities available-for-sale amounted to $12.5 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2018
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Government-sponsored mortgage-backed securities	21	$60,237	$1,774	2.9%	56	$104,423	$5,638	5.1%
U.S. government guaranteed mortgage-backed securities	4	6,004	105	1.7	6	13,984	836	5.6
Government-sponsored enterprise obligations	0	—	—	—	9	23,681	1,469	5.8
Corporate bonds	13	43,896	1,481	3.3	2	4,441	193	4.2
State and municipal bonds	0	—	—	—	3	1,537	62	3.9
		$110,137	$3,360			$148,066	$8,198

	December 31, 2017
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Government-sponsored mortgage-backed securities	21	$68,538	$613	0.9%	53	$111,595	$3,165	2.8%
U.S. government guaranteed mortgage-backed securities	1	1,205	23	1.8	6	15,049	544	3.5
Government-sponsored enterprise obligations	0	—	—	—	9	24,381	770	3.1
Corporate bonds	9	26,016	292	1.1	0	—	—	—
State and municipal bonds	0	—	—	—	3	1,581	19	1.2
Mutual funds	0	—	—	—	3	6,397	330	4.9
		$95,759	$928			$159,003	$4,828

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	June 30,	December 31,
	2018	2017
	(In thousands)
Commercial real estate	$748,062	$732,616
Residential real estate:
Residential	570,384	557,752
Home equity	94,729	92,599
Commercial and industrial	246,281	238,502
Consumer	4,752	4,478
Total Loans	1,664,208	1,625,947
Unearned premiums and deferred loan fees and costs, net	4,667	4,734
Allowance for loan losses	(11,986)	(10,831)
	$1,656,889	$1,619,850

There were no purchases of loans during the six months ended June 30, 2018. During the six months ended June 30, 2017, we purchased residential real estate loans aggregating $34.4 million.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At June 30, 2018 and December 31, 2017, we serviced commercial loans for participants aggregating $35.7 million and $32.6 million, respectively.

Residential real estate loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $61.0 million and $65.8 million at June 30, 2018 and December 31, 2017, respectively. Net service fee income of $48,000 and $34,000 was recorded for the six months ended June 30, 2018 and 2017, respectively, and is included in service charges and fees on the consolidated statements of operations.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2018, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (126 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.2501%), and average net cost to service loans ($83.80 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Balance at the beginning of period:	$335	$352
Capitalized mortgage servicing rights	—	—
Amortization	(16)	(33)
Balance at the end of period	$319	$319
Fair value at the end of period	$501	$501

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

An analysis of changes in the allowance for loan losses by segment for the periods ended June 30, 2018 and 2017 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2017	$4,334	$3,086	$2,744	$43	$20	$10,227
Provision (credit)	138	60	108	51	(7)	350
Charge-offs	—	(42)	(120)	(53)	—	(215)
Recoveries	—	22	22	12	—	56
Balance at June 30, 2017	$4,472	$3,126	$2,754	$53	$13	$10,418

Balance at March 31, 2018	$5,199	$3,397	$2,681	$78	$15	$11,370
Provision (credit)	259	211	263	47	(30)	750
Charge-offs	—	(80)	(25)	(49)	—	(154)
Recoveries	—	1	3	16	—	20
Balance at June 30, 2018	$5,458	$3,529	$2,922	$92	$(15)	$11,986

Six Months Ended
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	307	281	(71)	120	13	650
Charge-offs	(36)	(41)	(285)	(133)	—	(495)
Recoveries	118	24	25	28	—	195
Balance at June 30, 2017	$4,472	$3,126	$2,754	$53	$13	$10,418

Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	710	282	204	73	(19)	1,250
Charge-offs	—	(80)	(25)	(85)	—	(190)
Recoveries	36	16	10	33	—	95
Balance at June 30, 2018	$5,458	$3,529	$2,922	$92	$(15)	$11,986

Further information pertaining to the allowance for loan losses by segment at June 30, 2018 and December 31, 2017 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2018
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,458	3,529	2,922	92	(15)	11,986
Total allowance for loan losses	$5,458	$3,529	$2,922	$92	$(15)	$11,986

Impaired loans	$2,787	$4,820	$3,411	$94	$—	$11,112
Non-impaired loans	733,696	657,031	241,943	4,658	—	1,637,328
Loans acquired with deteriorated credit quality	11,579	3,262	927	—	—	15,768
Total loans	$748,062	$665,113	$246,281	$4,752	$—	$1,664,208

December 31, 2017
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,712	3,311	2,733	71	4	10,831
Total allowance for loan losses	4,712	$3,311	$2,733	$71	$4	$10,831

Impaired loans	$3,674	$3,964	$2,766	$120	$—	$10,524
Non-impaired loans	716,571	642,787	234,582	4,358	—	1,598,298
Loans acquired with deteriorated credit quality	12,371	3,600	1,154	—	—	17,125
Total loans	$732,616	$650,351	$238,502	$4,478	$—	$1,625,947

The following is a summary of past due and non-accrual loans by class at June 30, 2018 and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-Accrual Loans
	(In thousands)
June 30, 2018
Commercial real estate	$3,405	$—	$473	$3,878	$—	$2,284
Residential real estate:
Residential	1,268	1,888	1,528	4,684	—	6,580
Home equity	464	319	32	815	—	437
Commercial and industrial	1,676	369	453	2,498	—	3,615
Consumer	18	6	18	42	—	94
Total	$6,831	$2,582	$2,504	$11,917	$—	$13,010

December 31, 2017
Commercial real estate	$1,951	$144	$290	$2,385	$—	$2,959
Residential real estate:
Residential	2,992	1,480	1,911	6,383	—	5,961
Home equity	635	—	48	683	—	696
Commercial and industrial	1,731	797	162	2,690	—	3,019
Consumer	65	—	41	106	—	120
Total	$7,374	$2,421	$2,452	$12,247	$—	$12,755

The following is a summary of impaired loans by class at June 30, 2018 and December 31, 2017:

			Three Months Ended		Six Months Ended(1)
	At June 30, 2018(1)		June 30, 2018		June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,366	$17,167	$14,564	$182	$14,984	$372
Residential real estate	7,595	8,142	6,968	9	6,773	19
Home equity	487	520	606	1	671	2
Commercial and industrial	4,338	8,782	4,198	28	4,094	72
Consumer	94	104	95	—	101	—
Total impaired loans	$26,880	$34,715	$26,431	$220	$26,623	$465

(1) Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

			Three Months Ended		Six Months Ended
	At December 31, 2017		June 30, 2017		June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$16,045	$18,773	$19,202	$234	$19,316	$451
Residential real estate	6,816	7,298	6,822	11	6,314	23
Home equity	748	783	249	1	187	2
Commercial and industrial	3,920	9,215	4,740	67	4,586	129
Consumer	120	129	93	—	64	—

Total impaired loans	$27,649	$36,198	$31,106	$313	$30,467	$605

(1) Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

No interest income was recognized for impaired loans on a cash-basis method during the three and six months ended June 30, 2018 or 2017. Interest income recognized on impaired loans during the three and six months ended June 30, 2018 and 2017 related to performing purchase impaired loans and troubled debt restructuring (“TDRs”).

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

Nonperforming TDRs are shown as nonperforming assets. There were no loans modified as TDRs during the three and six months ended June 30, 2018 or 2017.

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within twelve months of restructuring during the three and six months ended June 30, 2018 or 2017.

There were no charge-offs on TDRs during the three and six months ended June 30, 2018 or 2017.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of June 30, 2018 and 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(2,783)	(1,702)	(1,081)	(345)	(1,357)
Dispositions	—	—	—	—	—
Balance at June 30, 2018	$26,579	$21,456	$5,123	$5,688	$15,768

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(2,314)	(1,981)	(333)	(692)	(1,289)
Dispositions	(632)	(406)	(226)	6	(412)
Balance at June 30, 2017	$34,491	$26,653	$7,838	$6,835	$19,818

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $91.4 million and $88.9 million at June 30, 2018 and December 31, 2017, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at June 30, 2018 and December 31, 2017:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2018
Loans rated 1 – 4	$712,470	$562,970	$94,049	$214,115	$4,750	$1,588,354
Loans rated 5	24,811	—	—	7,684	—	32,495
Loans rated 6	10,781	7,414	680	24,482	2	43,359
	$748,062	$570,384	$94,729	$246,281	$4,752	$1,664,208

December 31, 2017
Loans rated 1 – 4	$708,992	$551,469	$91,903	$205,537	$4,475	$1,562,376
Loans rated 5	15,098	—	—	24,565	—	39,663
Loans rated 6	8,526	6,283	696	8,400	3	23,908
	$732,616	$557,752	$92,599	$238,502	$4,478	$1,625,947

6.       GOODWILL AND OTHER INTANGIBLES

At June 30, 2018 and December 31, 2017, the Company’s goodwill related to the acquisition of Chicopee in October 2016. No goodwill impairment was recorded for the six months ended June 30, 2018. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the assumption of $545.7 million of deposit liabilities from the Chicopee acquisition in October 2016, of which $345.2 million were core deposits, the Bank recorded a core deposit intangible of $4.5 million. The resulting core deposit intangible is amortized over twelve years using the straight-line method. Amortization expense was $188,000 for the six months ended June 30, 2018. At June 30, 2018, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $2.0 million thereafter.

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

A summary of stock option activity for the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	257,050	$6.31	4.41	$1,175
Exercised	(16,975)	$6.13	4.11	$77
Outstanding at June 30, 2018	240,075	$6.32	3.92	$1,118

Exercisable at June 30, 2018	240,075	$6.32	3.92	$1,118

Cash received for options exercised during the six months ended June 30, 2018 was $104,000.

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

The LTI Plan includes eligible officers of the Company who are nominated by the Company’s Chief Executive Officer and approved by the Committee. The LTI Plan is triggered by the Company’s achievement of satisfactory safety and soundness results from its most recent regulatory examination and additional performance metric as determined upon issuance. Stock grants made through the LTI Plan will be a combination of 50% time-vested restricted stock and 50% performance-based restricted stock.

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based, with 10,352 vesting in one year and 26,191 vesting ratably over a three-year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 LTI performance metric before vesting is realized after a three-year period. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold and target metrics under the LTI Plan for 2016 are as follows:

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

The original and adjusted threshold, target and maximum metrics under the LTI Plan for 2017 are as follows:

	Return on Equity Metrics
Performance Period Ending	Original Threshold	Adjusted Threshold	Original Target	Adjusted Target	Original Maximum	Adjusted Maximum
December 31, 2018	6.30%	6.87%	7.00%	7.63%	7.60%	8.28%
December 31, 2019	6.50%	7.09%	7.20%	7.85%	7.90%	8.61%

Participants will be able to earn between 50% (for threshold performance), 100% (for target performance) and 150% (for maximum performance).The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metric established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation.

In January 2018, 83,812 shares were granted under the LTI Plan. Of this total, 50,852 shares are retention-based, with 17,908 vesting in one year and 32,944 vesting ratably over a three-year period. The remaining 32,960 shares granted are performance based and are subject to the achievement of the 2018 LTI performance metric before vesting is realized after a three year period. For the performance shares, the primary performance metric for 2018 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. The threshold, target and stretch metrics under the LTI Plan for 2018 are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2018	6.30%	6.80%	7.20%
December 31, 2019	6.85%	7.35%	7.75%
December 31, 2020	7.40%	7.90%	8.30%

Participants will be able to earn between 50% (for threshold performance), 100% (for target performance) and 150% (for maximum performance).The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Shares granted under performance-based conditions are monitored on a quarterly basis in order to compare actual results to the performance metrics established, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation.

At June 30, 2018, an additional 231,846 shares were available for future grants under this plan.

Our stock award plan activity for the six months ended June 30, 2018 and 2017 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	138,833	$8.98
Shares granted	83,812	11.05
Shares vested	(32,476)	9.13
Outstanding at June 30, 2018	190,169	$9.87

Outstanding at December 31, 2016	91,371	$7.51
Shares granted	89,042	10.15
Shares vested	(21,552)	7.44
Outstanding at June 30, 2017	158,861	$9.00

We recorded compensation cost related to the stock awards of $485,000 and $331,000 for the six months ended June 30, 2018 and 2017, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a line of credit with the FHLBB. Short-term borrowings issued by the FHLBB were $66.0 million at June 30, 2018 and $133.0 million at December 31, 2017. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at June 30, 2018 and December 31, 2017. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit at June 30, 2018 and December 31, 2017. There were no customer repurchase agreements at June 30, 2018 while there were $11.7 million at December 31, 2017. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Atlantic Community Bankers Bank (“ACBB”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at June 30, 2018 or December 31, 2017.  As part of our contract with ACBB, we are required to maintain a reserve balance of $300,000 with ACBB for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At June 30, 2018, we had $214.7 million in long-term debt with the FHLBB. This compares to $164.8 million in long-term debt with FHLBB advances at December 31, 2017.

The customer repurchase agreements outstanding at December 31, 2017 were collateralized by government-sponsored enterprise obligations with fair value of $6.7 million and mortgage backed securities with a fair value of $58.4 million, respectively.

All FHLBB advances are collateralized by a blanket lien on our residential real estate loans and eligible commercial real estate loans.

9. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the Plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. We have not yet determined how much we expect to contribute to our Plan in 2018. No contributions have been made to the Plan for the six months ended June 30, 2018. The Plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank (the “Plan Administrator”). On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$303	$266	$606	$533
Interest cost	253	253	506	507
Expected return on assets	(347)	(299)	(694)	(597)
Actuarial loss	57	51	114	102
Net periodic pension cost	$266	$271	$532	$545

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of June 30, 2018 and December 31, 2017.

June 30, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swaps	Other Assets	$29	Other Liabilities	$990

December 31, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swaps	Other Assets	$—	Other Liabilities	$2,152

At June 30, 2018 and December 31, 2017, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at June 30, 2018 and December 31, 2017:

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
June 30, 2018	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$55,000	2.8	2.34%	2.93%	$(961)

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
December 31, 2017	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$55,000	3.3	1.64%	2.93%	$(2,152)

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

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate swaps	$240	$(346)	$918	$(293)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. Fees on previously terminated swaps are being amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings. The amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees was $368,000 and $515,000 during the three months ended June 30, 2018 and 2017, respectively and $803,000 and $1.1 million during the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018 and December 31, 2017, we had a net liability position of $959,000 and $2.2 million with our counterparties, respectively. As of June 30, 2018, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.7 million posted as collateral against our obligations under these agreements. If we had breached any of these provisions at June 30, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities available-for-sale
Government-sponsored mortgage-backed securities	$—	$164,743	$—	$164,743
U.S. government guaranteed mortgage-backed securities	—	19,988	—	19,988
Corporate bonds	—	48,337	—	48,337
State and municipal bonds	—	2,940	—	2,940
Government-sponsored enterprise obligations	—	23,681	—	23,681
Marketable equity securities	6,324	—	—	6,324
Interest rate swaps	—	29	—	29
Total assets	$6,324	$259,718	$—	$266,042

Liabilities:
Interest rate swaps	$—	$990	$—	$990

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$182,001	$—	$182,001
U.S. government guaranteed mortgage-backed securities	—	16,254	—	16,254
Corporate bonds	—	56,144	—	56,144
State and municipal bonds	—	3,239	—	3,239
Government-sponsored enterprise obligations	—	24,381	—	24,381
Mutual funds	6,397	—	—	6,397
Total assets	$6,397	$282,019	$—	$288,416

Liabilities:
Interest rate swaps	$—	$2,152	$—	$2,152

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2018. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at June 30, 2018. There were no assets measured at fair value on a non-recurring basis at June 30, 2017.

	At			Three Months Ended	Six Months Ended
	June 30, 2018			June 30, 2018	June 30, 2018
	Level	Level	Level	Total Gains	Total Gains
	1	2	3	(Losses)	(Losses)
	(In thousands)
Impaired Loans	$—	$—	$1,413	$(80)	$(80)
Total Assets	$—	$—	$1,413	$(80)	$(80)

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

There were no transfers to or from Level 1 and 2 during the three and six months ended June 30, 2018 and 2017. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	June 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$22,925	$22,925	$—	$—	$22,925
Securities available-for-sale	259,689	—	259,689	—	259,689
Marketable equity securities	6,324	6,324	—	—	6,324
Federal Home Loan Bank of Boston and other restricted stock	15,584	—	—	15,584	15,584
Loans - net	1,656,889	—	—	1,597,876	1,597,876
Accrued interest receivable	5,581	—	—	5,581	5,581
Mortgage servicing rights	319	—	501	—	501
Derivative assets	29	—	29	—	29

Liabilities:
Deposits	1,551,804	—	—	1,546,467	1,546,467
Short-term borrowings	66,000	—	66,012	—	66,012
Long-term debt	214,672	—	212,931	—	212,931
Accrued interest payable	536	—	—	536	536
Derivative liabilities	990	—	990	—	990

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$27,132	$27,132	$—	$—	$27,132
Securities available-for-sale	288,416	6,397	282,019	—	288,416
Federal Home Loan Bank of Boston and other restricted stock	15,553	—	—	15,553	15,553
Loans - net	1,619,850	—	—	1,581,929	1,581,929
Accrued interest receivable	5,946	—	—	5,946	5,946
Mortgage servicing rights	352	—	528	—	528

Liabilities:
Deposits	1,506,082	—	—	1,503,311	1,503,311
Short-term borrowings	144,650	—	144,650	—	144,650
Long-term debt	164,786	—	164,016	—	164,016
Accrued interest payable	441	—	—	441	441
Derivative liabilities	2,152	—	2,152	—	2,152

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this ASU but does not expect adoption to have a material impact on our consolidated financial statements. As of June 30, 2018, the Company had $9.0 million of future lease payments outstanding on operating leases pertaining to banking premises.

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

In March 2017, the FASB issued ASU 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market areas of western Massachusetts and northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three and six months ended June 30, 2018 in the context of this strategy.

●	Net income was $5.1 million, or $0.18 per diluted share, for the three months ended June 30, 2018, compared to $3.8 million, or $0.12 per diluted share, for the same period in 2017. For the six months ended June 30, 2018, net income was $8.7 million, or $0.29 per diluted share, as compared to net income of $8.9 million, or $0.30 per diluted share, for the same period in 2017.

●	The provision for loan losses was $750,000 and $350,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $650,000 for the six months ended June 30, 2018 and 2017, respectively.

●	Net interest income was $15.9 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively. The net interest margin was 3.24% for the three months ended June 30, 2018, compared to 3.05% for the same period in 2017. The net interest margin, on a tax-equivalent basis, was 3.27% for the three months ended June 30, 2018, compared to 3.11% for the same period in 2017. Net interest income was $30.6 million and $29.2 million for the six months ended June 30, 2018 and 2017, respectively. The net interest margin was 3.17% and 3.04% for the six months ended June 30, 2018 and 2017, respectively. The net interest margin, on a tax-equivalent basis, was 3.19% and 3.09% for the six months ended June 30, 2018 and 2017, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2018. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2017 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017

At June 30, 2018, total assets of $2.1 billion reflect an increase of $12.5 million, or 0.6%, from December 31, 2017. During the same period, total loans increased $38.2 million, or 2.3%, partially offset by a decrease in cash and cash equivalents of $4.2 million, or 15.5%, and a decrease in securities available-for-sale of $22.4 million, or 7.9%, excluding the separate presentation of marketable equity securities.

Total loans increased $38.2 million, or 2.3%, due to an increase in commercial real estate loans of $15.4 million, or 2.1%, an increase in residential loans, including home equity, of $14.8 million, or 2.3%, and an increase in commercial and industrial loans of $7.8 million, or 3.3%.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $13.0 million at June 30, 2018 and $12.8 million at December 31, 2017. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $393,000 and $392,000 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, our nonperforming loans to total loans were 0.78%, while our nonperforming assets to total assets were 0.62% for both periods. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At June 30, 2018, total deposits of $1.6 billion reflect an increase of $45.7 million, or 3.0%, from December 31, 2017. Core deposits, which the Company defines as all deposits except time deposits, increased $17.4 million, or 1.8%, from $949.5 million, or 63.0% of total deposits, at December 31, 2017, to $966.9 million, or 62.3% of total deposits, at June 30, 2018. Non-interest-bearing deposits increased $745,000, or 0.2%, to $312.6 million, money market accounts increased $6.8 million, or 1.7%, to $417.0 million, and interest-bearing checking accounts increased $10.2 million, or 11.7%, to $97.6 million. Time deposits increased $28.3 million, or 5.1%, from $556.5 million at December 31, 2017 to $584.9 million at June 30, 2018.

Borrowings decreased $28.7 million, or 9.3%, to $280.7 million at June 30, 2018 from $309.4 million at December 31, 2017. Short-term borrowings decreased $78.7 million, or 54.4%, to $66.0 million at June 30, 2018 from $144.7 million at December 31, 2017 primarily due to a decrease in short-term FHLBB funding. In addition, customer repurchase agreements decreased $11.7 million. During the three months ended March 31, 2018, the Company eliminated customer repurchase agreements and balances were transferred to the customer’s respective core deposit account. Long-term debt increased $49.9 million, or 3.03%, to $214.7 million at June 30, 2018 from $164.8 million at December 31, 2017. Management reduced a portion of its position in short-term adjustable-rate borrowings and increased its long-term fixed-rate funding in order to better manage rising funding costs due to the increase in the Federal Funds target rate. Additional information regarding short-term borrowings and long-term debt is included in Note 8 of the accompanying unaudited consolidated financial statements.

At June 30, 2018, shareholders’ equity was $242.1 million, or 11.6% of total assets, compared to $247.3 million, or 11.9% of total assets at December 31, 2017. The decrease in shareholders’ equity during the six months ended June 30, 2018 reflects $3.3 million net increase in accumulated other comprehensive loss, $9.1 million for the repurchase of shares of the Company’s common stock, $2.3 million for payment of common stock dividends, partially offset by a net increase of $8.7 million in the Company’s retained earnings reflective of current period net income and $1.0 million in share-based compensation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

General

Net income was $5.1 million, or $0.18 per diluted share, for the quarter ended June 30, 2018, compared to $3.8 million, or $0.12 per diluted share, for the same period in 2017. Net interest income was $15.9 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2018 and 2017, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,664,903	$18,531	4.45%	$1,602,057	$16,472	4.11%
Securities(2)	272,809	1,835	2.69	305,457	1,945	2.55
Other investments - at cost	17,601	202	4.59	17,734	166	3.74
Short-term investments(3)	8,386	28	1.34	10,789	19	0.70
Total interest-earning assets	1,963,699	20,596	4.20	1,936,037	18,602	3.84
Total non-interest-earning assets	132,467			140,643
Total assets	$2,096,166			$2,076,680

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$98,493	$87	0.35%	$87,952	$95	0.43%
Savings accounts	142,991	48	0.13	151,986	52	0.14
Money market accounts	419,604	476	0.45	393,613	381	0.39
Time deposit accounts	578,860	2,107	1.46	565,789	1,531	1.08
Total interest-bearing deposits	1,239,948	2,718	0.88	1,199,340	2,059	0.69
Short-term borrowings and long-term debt	288,054	1,881	2.61	301,274	1,525	2.02
Interest-bearing liabilities	1,528,002	4,599	1.20	1,500,614	3,584	0.96
Non-interest-bearing deposits	312,754			308,310
Other non-interest-bearing liabilities	16,566			18,737
Total non-interest-bearing liabilities	329,320			327,047

Total liabilities	1,857,322			1,827,661
Total equity	238,844			249,019
Total liabilities and equity	$2,096,166			$2,076,680
Less: Tax-equivalent adjustment(2)		(132)			(275)
Net interest and dividend income		$15,865			$14,743
Net interest rate spread			2.97%			2.83%
Net interest rate spread, on a tax equivalent basis(4)			3.00%			2.88%
Net interest margin			3.24%			3.05%
Net interest margin, on a tax equivalent basis(5)			3.27%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.51%			129.02%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the unaudited consolidated statements of operations. See “Explanation of Use of Non-GAAP Financial Measurements”.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans(1)	$641	$1,418	$2,059
Securities(1)	(207)	97	(110)
Other investments - at cost	(1)	37	36
Short-term investments	(4)	13	9
Total interest-earning assets	429	1,565	1,994

Interest-bearing liabilities
Interest-bearing checking accounts	11	(19)	(8)
Savings accounts	(3)	(1)	(4)
Money market accounts	25	70	95
Time deposit accounts	35	541	576
Short-term borrowing and long-time debt	(67)	423	356
Total interest-bearing liabilities	1	1,014	1,015
Change in net interest and dividend income(1)	$428	$551	$979

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $1.1 million, or 7.6%, to $15.9 million, for the three months ended June 30, 2018, from $14.7 million for the three months ended June 30, 2017. The increase in net interest income was due to a $2.1 million, or 11.7%, increase in interest and dividend income, partially offset by an increase in interest expense of $1.0 million, or 28.3%, during the same period. The increase in interest expense of 28.3% from June 30, 2017 was primarily due to an increase of $659,000, or 32.0%, in interest expense on deposits and an increase of $356,000, or 23.3%, in interest expense on borrowings.

The average yield on interest-earning assets increased 36 basis points from 3.84% for the three months ended June 30, 2017 to 4.20% for the three months ended June 30, 2018. During the three months ended June 30, 2018, the average cost of funds increased 24 basis points from 0.96% for the three months ended June 30, 2017 to 1.20% for the three months ended June 30, 2018. The average cost of time deposits increased 38 basis points from 1.08% for the three months ended June 30, 2017 to 1.46% for the three months ended June 30, 2018. The average cost of borrowings increased 59 basis points from 2.02% for the three months ended June 30, 2017 to 2.61% for the three months ended June 30, 2018. The increases in cost of funds from the 2017 period was primarily due to the increase in the Federal Funds target rate.

Average interest-earning assets increased $27.7 million, or 1.4%, to $2.0 billion for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The increase in average interest-earning assets was due to an increase in average loans of $62.8 million, or 3.9%, partially offset by a decrease in average securities of $32.6 million, or 10.7%. For the three months ended June 30, 2018, average demand deposits of $312.8 million, an interest-free source of funds, represented 20.2% of average total deposits compared to 20.5% for the three months ended June 30, 2017.

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

The amount of the provision for loan losses during the three months ended June 30, 2018 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in residential real estate loans, commercial and industrial loans and commercial real estate loans. After evaluating these factors, we recorded a provision for loan losses of $750,000 for the three months ended June 30, 2018, compared to $350,000 for the same period in 2017. The allowance was $12.0 million and $10.8 million, respectively, and 0.72% and 0.66% of total loans at June 30, 2018 and December 31, 2017, respectively.

Net charge-offs were $134,000 for the three months ended June 30, 2018. This comprised charge-offs of $154,000 for the three months ended June 30, 2018, offset partially by recoveries of $20,000 during the same period.

Net charge-offs were $159,000 for the three months ended June 30, 2017. This comprised charge-offs of $215,000 for the three months ended June 30, 2017, offset by recoveries of $56,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income

Non-interest income increased $858,000, or 41.3%, to $2.9 million for the three months ended June 30, 2018, from $2.1 million for the three months ended June 30, 2017. The increase in non-interest income was primarily due to the recognition of $715,000 in bank-owned life insurance death benefits, an increase of $144,000, or 9.3%, in service charges and fees, an increase of $131,000 in other income. Offsetting these increases was $41,000 in unrealized losses on marketable equity securities and current period realized losses on securities amounting to $49,000 versus prior year realized gains of $46,000.

Non-interest Expense

For the three months ended June 30, 2018, non-interest expense increased $250,000, or 2.2%, to $11.5 million from $11.3 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, non-interest expense, excluding merger-related expenses, increased $366,000, or 3.3%, to $11.5 million, or 2.21% of average assets, from $11.2 million, or 2.18% of average assets, for the three months ended June 30, 2017. The increase in non-interest expense was primarily due to an increase of $325,000, or 5.2%, in salaries and benefits, an increase in occupancy expense of $50,000, or 5.5%, an increase in other expense of $35,000, or 2.0%, an increase in furniture and equipment of $16,000, or 4.4%, and an increase in data processing of $9,000, or 1.3%. These increases were partially offset by a decrease of $39,000, or 21.0%, in FDIC insurance expense, a decrease of $30,000, or 7.8%, in advertising expense and an $116,000 decrease in merger-related expenses.

Income Taxes

For the three months ended June 30, 2018 and 2017, we had a tax provision of $1.4 million. The effective tax rate was 21.0% for the three months ended June 30, 2018 and 27.4% for the same period in 2017. The change in effective tax rate compared to the three months ended June 30, 2017 include a reduction in the Company’s corporate tax rate due to corporate tax reform along with higher pre-tax income during the 2018 period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

General

Net income was $8.7 million, or $0.29 per diluted share, for the six months ended June 30, 2018, compared to $8.9 million, or $0.30 per diluted share, for the same period in 2017. Net interest income was $30.6 million and $29.2 million for the six months ended June 30, 2018 and 2017, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2018 and 2017, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,645,926	$35,358	4.30%	$1,581,314	$32,522	4.11%
Securities(2)	277,656	3,649	2.63	306,677	3,858	2.52
Other investments - at cost	17,357	403	4.64	17,623	329	3.73
Short-term investments(3)	7,173	49	1.37	33,929	92	0.54
Total interest-earning assets	1,948,112	39,459	4.05	1,939,543	36,801	3.79
Total non-interest-earning assets	134,729			135,735
Total assets	$2,082,841			$2,075,278

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$95,820	167	0.35	$89,218	169	0.38
Savings accounts	142,941	89	0.12	152,268	94	0.12
Money market accounts	418,897	894	0.43	397,384	764	0.38
Time deposit accounts	570,032	3,923	1.38	568,805	3,041	1.07
Total interest-bearing deposits	1,227,690	5,073	0.83	1,207,675	4,068	0.67
Short-term borrowings and long-term debt	285,397	3,536	2.48	302,528	2,971	1.96
Interest-bearing liabilities	1,513,087	8,609	1.14	1,510,203	7,039	0.93
Non-interest-bearing deposits	311,480			306,390
Other non-interest-bearing liabilities	16,228			12,568
Total non-interest-bearing liabilities	327,708			318,958

Total liabilities	1,840,795			1,829,161
Total equity	242,046			246,117
Total liabilities and equity	$2,082,841			$2,075,278
Less: Tax-equivalent adjustment(2)		(263)			(516)
Net interest and dividend income		$30,587			$29,246
Net interest rate spread			2.88%			2.81%
Net interest rate spread, on a tax equivalent basis(4)			2.91%			2.86%
Net interest margin			3.17%			3.04%
Net interest margin, on a tax equivalent basis(5)			3.19%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.75%			128.43%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of operations. See “Explanation of Use of Non-GAAP Financial Measurements”.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin , on a tax equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans(1)	$1,315	$1,521	$2,836
Securities(1)	(363)	154	(209)
Other investments - at cost	(5)	79	74
Short-term investments	(73)	30	(43)
Total interest-earning assets	874	1,784	2,658

Interest-bearing liabilities
Interest-bearing checking accounts	13	(15)	(2)
Savings accounts	(6)	1	(5)
Money market accounts	41	89	130
Time deposit accounts	7	875	882
Short-term borrowing and long-term debt	(168)	733	565
Total interest-bearing liabilities	(113)	1,683	1,570
Change in net interest and dividend income	$987	$101	$1,088

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $1.3 million, or 4.6%, from $29.2 million for the six months ended June 30, 2017 to $30.6 million for the six months ended June 30, 2018. The increase in net interest income was primarily due to an increase in interest and dividend income of $2.9 million, or 8.0%, partially offset by an increase in interest expense of $1.6 million, or 22.3%, from the six months ended June 30, 2017. The increase in interest income of $2.9 million was primarily due to a $64.6 million, or 4.1%, increase in average loans outstanding. The increase in interest expense was due to a $1.0 million, or 24.7%, increase in interest expense on deposits and a $565,000, or 19.0%, increase in interest expense on borrowings.

The net interest margin increased 10 basis points from 3.09% for the six months ended June 30, 2017 to 3.19% for the six months ended June 30, 2018. During the six months ended June 30, 2018, accretion of purchase accounting adjustments related to the Chicopee acquisition increased net interest income by $1.1 million. Excluding these items, net interest margin for the six months ended June 30, 2018 was 3.08% compared to 2.99% for the six months ended June 30, 2017. The average asset yield increased 26 basis points from 3.79% for the six months ended June 30, 2017 to 4.05% for the six months ended June 30, 2018. The average cost of funds increased 21 basis points from 0.93% for the six months ended June 30, 2017 to 1.14% for the six months ended June 30, 2018. The average cost of time deposits increased 31 basis points from 1.07% for the six months ended June 30, 2017 to 1.38% for the six months ended June 30, 2018. The average cost of borrowings increased 52 basis points from 1.96% for the six months ended June 30, 2017 to 2.48% for the six months ended June 30, 2018. The increase in the cost of funds was primarily due to the increase in the Federal Funds target rate.

Average interest-earning assets increased $8.6 million, or 0.4%, to $1.9 billion for the six months ended June 30, 2018. The increase in average interest-earning assets was due to a $64.6 million, or 4.1%, increase in average loans, partially offset by a $29.0 million, or 9.5%, decrease in average investments and a $26.8 million, or 78.9%, decrease in short-term investments.

Provision for Loan Losses

The amount that we provided for loan losses during the six months ended June 30, 2018 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2018, described in the comparison of financial condition, include increases in commercial real estate loans, residential real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision of $1.3 million for loan losses for the six months ended June 30, 2018, compared to $650,000 for the same period in 2017. The allowance was $12.0 million at June 30, 2018 and $10.8 million at December 31, 2017. The allowance for loan losses was 0.72% and 0.66% of total loans at June 30, 2018 and December 31, 2017, respectively.

Net charge-offs were $95,000 for the six months ended June 30, 2018. This comprised charge-offs of $190,000 for the six months ended June 30, 2018, partially offset by recoveries of $95,000.

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

Non-interest Income

For the six months ended June 30, 2018, non-interest income of $4.7 million reflects an increase of $607,000, or 14.8%, compared to $4.1 million for the six months ended June 30, 2017. The increase was primarily due to the recognition of $715,000 in bank-owned life insurance death benefits, an increase in service charges and fees of $201,000, or 6.5%, and a gain on the sale of OREO of $48,000, partially offset by an increase in unrealized losses on marketable equities of $147,000 and an increase in realized securities losses of $232,000, primarily due to the recognition of unamortized premiums on a bond which was paid in full prior to its final maturity. Excluding the net gain on bank-owned life insurance death benefit and the realized and unrealized losses discussed above, non-interest income increased $223,000, or 5.4%.

Non-interest Expense

For the six months ended June 30, 2018, non-interest expense increased $706,000, or 3.2%, to $23.0 million, or 2.22% of average assets, compared to $22.3 million, or 2.16% of average assets for the six months ended June 30, 2017. Excluding merger-related expenses of $526,000, non-interest expense increased $1.2 million, or 5.7%, from $21.7 million, or 2.11% of average assets, for the six months ended June 30, 2017 to $23.0 million, or 2.22% of average assets for the six months ended June 30, 2018.

The increase in non-interest expense was primarily due to the increase in salaries and benefits of $633,000, or 5.1%, an increase in data processing of $255,000, or 24.1%, due to the expiration of credits related to the merger with Chicopee, an increase in occupancy expense of $103,000, or 5.4%, an increase in professional fees of $63,000, or 4.9%, an increase in advertising expense of $69,000, or 10.9%, an increase in other expenses of $97,000, or 2.9%, an increase in furniture and equipment of $10,000, or 1.4%, and an increase in FDIC insurance expense of $2,000, or 0.7%.

Income Taxes

For the six months ended June 30, 2018, we had a tax provision of $2.4 million as compared to $1.6 million for the same period in 2017. The effective tax rate was 21.8% for the six months ended June 30, 2018 and 15.0% for the same period in 2017. The 2017 period includes $1.8 million in tax benefits recorded on the reversal of a deferred tax valuation allowance and stock option exercises.

Explanation of Use of Non-GAAP Financial Measurements

We believe that it is common practice in the banking industry to present interest income and related yield information on tax-exempt loans and securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax-exempt loans and securities to a tax-equivalent amount may be considered to include financial information that is not in compliance with GAAP. A reconciliation from GAAP to non-GAAP is provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,405	4.42%	$16,211	4.05%	$35,107	4.27%	$32,037	4.05%
Tax-equivalent adjustment(1)	126		261		251		485
Loans (tax-equivalent basis)	$18,531	4.45%	$16,472	4.11%	$35,358	4.30%	$32,522	4.11%

Securities (no tax adjustment)	$1,829	2.68%	$1,931	2.53%	$3,637	2.62%	$3,827	2.50%
Tax-equivalent adjustment(1)	6		14		12		31
Securities (tax-equivalent basis)	$1,835	2.69%	$1,945	2.55%	$3,649	2.63%	$3,858	2.52%

Net interest income (no tax adjustment)	$15,865		$14,743		$30,587		$29,246
Tax-equivalent adjustment(1)	132		275		263		516
Net interest income (tax-equivalent basis)	$15,997		$15,018		$30,850		$29,762

Interest rate spread (no tax adjustment)		2.97%		2.83%		2.88%		2.81%
Net interest margin (no tax adjustment)		3.24%		3.05%		3.17%		3.04%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for the 2018 periods and a 35% tax rate for the 2017 periods.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at June 30, 2018 was $157.5 million. In addition, we have available lines of credit of $4.0 million and $50.0 million with ACBB and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

Liquidity management is both a daily and long-term function of business management. The measure of a company’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flow, calls of securities and repayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that we have sufficient liquidity to meet the Company’s current operating needs.

At June 30, 2018, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2018, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of June 30, 2018 and December 31, 2017 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$254,627	15.49%	$131,499	8.00%	N/A	N/A
Bank	243,477	14.84	131,265	8.00	$164,081	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,641	14.76	98,624	6.00	N/A	N/A
Bank	231,491	14.11	98,449	6.00	131,265	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,641	14.76	73,968	4.50	N/A	N/A
Bank	231,491	14.11	73,836	4.50	106,653	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	242,641	11.60	83,677	4.00	N/A	N/A
Bank	231,491	11.08	83,589	4.00	104,487	5.00

December 31, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$255,605	15.53%	$131,711	8.00%	N/A	N/A
Bank	245,380	14.94	131,367	8.00	$164,208	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	98,783	6.00	N/A	N/A
Bank	234,549	14.28	98,525	6.00	131,367	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	74,087	4.50	N/A	N/A
Bank	234,549	14.28	73,894	4.50	106,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	244,774	11.84	82,702	4.00	N/A	N/A
Bank	234,549	11.36	82,584	4.00	103,230	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at June 30, 2018:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations(1)	$1,114	$1,981	$1,561	$4,359	$9,015

Borrowings
Federal Home Loan Bank	129,749	137,477	12,762	684	280,672

Credit Commitments
Available lines of credit	161,962	—	—	73,219	235,181
Other loan commitments	70,312	22,194	2,053	1,002	95,561
Letters of credit	5,609	1,441	301	698	8,049
Total credit commitments	237,883	23,635	2,354	74,919	338,791

Other Obligations
Vendor Contracts	2,962	5,923	5,923	4,936	19,744

Total Obligations	$371,708	$169,016	$22,600	$84,898	$648,222

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
April 1 - 30, 2018	215,118	10.84	215,118	1,773,850
May 1 - 31, 2018	79,488	10.95	79,488	1,694,362
June 1 - 30, 2018	96,770	10.93	96,770	1,597,592
Total	391,376	10.89	391,376	1,597,592

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2018.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer