Form 10-Q
period 2018-09-30
Western New England Bancorp, Inc.
filed 2018-11-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

At November 2, 2018, the registrant had 29,315,837 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
CASH AND DUE FROM BANKS	$27,923	$21,607
FEDERAL FUNDS SOLD	6,259	322
INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS	27,817	5,203
CASH AND CASH EQUIVALENTS	61,999	27,132

SECURITIES AVAILABLE-FOR-SALE – AT FAIR VALUE	252,984	288,416
MARKETABLE EQUITY SECURITIES – AT FAIR VALUE	6,319	—
FEDERAL HOME LOAN BANK OF BOSTON AND OTHER RESTRICTED STOCK - AT COST	15,480	15,553
LOANS - Net of allowance for loan losses of $12,235 and $10,831 at September 30, 2018 and December 31, 2017, respectively	1,680,333	1,619,850
PREMISES AND EQUIPMENT, Net	24,460	23,500
ACCRUED INTEREST RECEIVABLE	5,831	5,946
BANK-OWNED LIFE INSURANCE	68,801	68,762
DEFERRED TAX ASSET, Net	10,557	8,784
GOODWILL	12,487	12,487
CORE DEPOSIT INTANGIBLE	3,781	4,063
OTHER ASSETS	7,493	8,577
TOTAL ASSETS	$2,150,525	$2,083,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS :
Non-interest-bearing	$357,845	$311,851
Interest-bearing	1,251,174	1,194,231
Total deposits	1,609,019	1,506,082

SHORT-TERM BORROWINGS	55,000	144,650
LONG-TERM DEBT	224,306	164,786
OTHER LIABILITIES	20,915	20,271
TOTAL LIABILITIES	1,909,240	1,835,789

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 29,453,808 shares issued and outstanding at September 30, 2018; 30,487,309 shares issued and outstanding at December 31, 2017	295	305
Additional paid-in capital	192,581	203,527
Unearned compensation – ESOP	(5,325)	(5,786)
Unearned compensation – Equity Incentive Plan	(1,010)	(791)
Retained earnings	71,402	62,578
Accumulated other comprehensive loss	(16,658)	(12,552)
TOTAL SHAREHOLDERS’ EQUITY:	241,285	247,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,150,525	$2,083,070

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Residential and commercial real estate loans	$14,507	$13,474	$42,850	$40,042
Commercial and industrial loans	2,982	2,883	9,573	8,180
Consumer loans	88	88	261	260
Debt securities, taxable	1,709	1,828	5,227	5,529
Debt securities, tax-exempt	19	25	64	81
Equity securities	38	35	112	105
Other investments	228	172	631	501
Short-term investments	34	11	83	103
Total interest and dividend income	19,605	18,516	58,801	54,801

INTEREST EXPENSE:
Deposits	3,094	2,111	8,167	6,180
Long-term debt	1,193	534	3,178	1,633
Short-term borrowings	713	1,075	2,264	2,946
Total interest expense	5,000	3,720	13,609	10,759
Net interest and dividend income	14,605	14,796	45,192	44,042

PROVISION FOR LOAN LOSSES	350	200	1,600	850
Net interest and dividend income after provision for loan losses	14,255	14,596	43,592	43,192

NON-INTEREST INCOME (LOSS):
Service charges and fees	1,891	1,714	5,167	4,789
Income from bank-owned life insurance	448	450	1,374	1,369
Bank-owned life insurance death benefit	—	—	715	—
Gain (loss) on securities, net	—	70	(250)	52
Unrealized losses on marketable equity securities, net	(43)	—	(190)	—
Gain on sale of other real estate owned	—	67	48	67
Other income	—	111	131	227
Total non-interest income	2,296	2,412	6,995	6,504

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,451	6,490	19,548	18,954
Occupancy	952	891	2,979	2,815
Furniture and equipment	400	410	1,149	1,149
Data processing	642	680	1,957	1,740
Professional fees	767	642	2,107	1,919
FDIC insurance assessment	158	163	463	466
Merger related expenses	—	—	—	526
Advertising	351	328	1,053	961
Other expenses	1,851	1,552	5,288	4,892
Total non-interest expense	11,572	11,156	34,544	33,422
INCOME BEFORE INCOME TAXES	4,979	5,852	16,043	16,274
INCOME TAX PROVISION	1,070	2,037	3,476	3,600
NET INCOME	$3,909	$3,815	$12,567	$12,674

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.14	$0.13	$0.43	$0.42
Weighted average shares outstanding	28,789,132	30,103,095	29,100,735	29,895,621
Diluted earnings per share	$0.14	$0.13	$0.43	$0.42
Weighted average diluted shares outstanding	28,937,038	30,219,083	29,242,862	30,074,361

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$3,909	$3,815	$12,567	$12,674

Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available-for-sale securities	(1,635)	381	(8,059)	2,133
Reclassification adjustment for (gain) loss realized in income(1)	—	(70)	250	(52)
Unrealized (losses) gains on securities	(1,635)	311	(7,809)	2,081
Tax effect	404	(100)	1,733	(627)
Net-of-tax amount	(1,231)	211	(6,076)	1,454

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	168	(14)	1,086	(307)
Reclassification adjustment for loss realized in interest expense(2)	82	228	355	751
Reclassification adjustment for termination fee realized in interest expense(3)	269	269	799	799
Unrealized gains on cash flow hedges	519	483	2,240	1,243
Tax effect	(145)	(133)	(629)	32
Net-of-tax amount	374	350	1,611	1,275

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss(4)	56	51	170	153
Tax effect	(16)	28	(48)	312
Net-of-tax amount	40	79	122	465

Other comprehensive (loss) income	(817)	640	(4,343)	3,194

Comprehensive income	$3,092	$4,455	$8,224	$15,868

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains were $29,000 for the three months ended September 30, 2017. The tax effects applicable to net realized (loss) gains were $(70,000) and $21,000 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term borrowings. Income tax effects associated with the reclassification adjustments were $23,000 and $93,000 for the three months ended September 30, 2018 and 2017, respectively. Income tax effects associated with the reclassification adjustments were $100,000 and $307,000 for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term borrowings. Income tax effects associated with the reclassification adjustments were $76,000 and $110,000 for the three months ended September 30, 2018 and 2017, respectively. Income tax effects associated with the reclassification adjustments were $225,000 and $326,000 for the nine months ended September 30, 2018 and 2017, respectively.

(4)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $16,000 and $21,000 for the three months ended September 30, 2018 and 2017, respectively. Income tax effects associated with the reclassification adjustments were $48,000 and $63,000 for the nine months ended September 30, 2018 and 2017, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Unearned Compensation - Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value						Total

BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Comprehensive income	—	—	—	—	—	12,674	3,194	15,868
Common stock held by ESOP committed to be released (93,679 shares)	—	—	226	472	—	—	—	698
Share-based compensation - equity incentive plan	—	—	—	—	490	—	—	490
Common stock repurchased	(574,309)	(5)	(5,667)	—	—	—	—	(5,672)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.09 per share)	—	—	—	—	—	(2,690)	—	(2,690)
BALANCE AT SEPTEMBER 30, 2017	30,816,813	$309	$206,914	$(5,946)	$(950)	$61,695	$(9,467)	$252,555

BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income	—	—	—	—	—	12,567	(4,343)	8,224
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	271	461	—	—	—	732
Share-based compensation - equity incentive plan	—	—	—	—	707	—	—	707
Common stock repurchased	(1,137,916)	(11)	(12,256)	—	—	—	—	(12,267)
Issuance of common stock in connection with stock option exercises	18,975	—	114	—	—	—	—	114
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(3,506)	—	(3,506)
BALANCE AT SEPTEMBER 30, 2018	29,453,808	$295	$192,581	$(5,325)	$(1,010)	$71,402	$(16,658)	$241,285

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$12,567	$12,674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	850
Depreciation and amortization of premises and equipment	1,530	1,468
Accretion of purchase accounting adjustments, net	(1,052)	(1,431)
Amortization of core deposit intangible	282	282
Net amortization of premiums and discounts on securities and mortgage loans	1,839	2,577
Share-based compensation expense	707	490
ESOP expense	732	698
Unrealized losses on marketable equity securities, net	190	—
Net loss (gain) on redemption and sales of securities	250	(52)
Gain on sale of other real estate owned	(48)	(67)
Deferred income tax benefit	—	(973)
Income from bank-owned life insurance	(1,374)	(1,369)
Bank-owned life insurance death benefits	(715)	—
Net change in:
Accrued interest receivable	115	18
Other assets	552	(3,578)
Other liabilities	3,205	1,995
Net cash provided by operating activities	20,380	13,582

INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(12,146)	(67,246)
Proceeds from redemptions and sales	12,501	22,453
Proceeds from calls, maturities, and principal collections	18,393	46,576
Purchase of residential mortgages	—	(48,205)
Loan originations and principal payments, net	(61,445)	(4,133)
Redemption of Federal Home Loan Bank of Boston stock	73	420
Proceeds from sale of other real estate owned	203	365
Purchases of premises and equipment	(2,565)	(1,645)
Proceeds from sale of premises and equipment	45	—
Proceeds from payout on bank-owned life insurance	2,050	—
Net cash used in investing activities	(42,891)	(51,415)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	103,164	(2,120)
Net change in short-term borrowings	(89,650)	20,114
Repayment of long-term debt	(53,322)	(19,700)
Proceeds from long-term debt	113,000	1,420
Cash dividends paid	(3,506)	(2,690)
Common stock repurchased	(12,422)	(5,990)
Issuance of common stock in connection with stock option exercises	114	5,465
Net cash provided by (used in) financing activities	57,378	(3,501)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	34,867	(41,334)
Beginning of period	27,132	70,234
End of period	$61,999	$28,900

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(155)	$(318)
Interest paid	13,433	10,774
Taxes paid	2,507	3,658

See the accompanying notes to unaudited consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

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

Basis of Presentation – In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2018, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations for the year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

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

Earnings per common share for the three and nine months ended September 30, 2018 and 2017 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income applicable to common stock	$3,909	$3,815	$12,567	$12,674

Average number of common shares issued	29,627	31,001	29,958	30,799
Less: Average unallocated ESOP Shares	(745)	(838)	(768)	(861)
Less: Average unvested equity incentive plan shares	(93)	(60)	(90)	(42)

Average number of common shares outstanding used to calculate basic earnings per common share	28,789	30,103	29,100	29,896

Effect of dilutive equity incentive plan	49	26	42	12
Effect of dilutive stock options	99	90	100	166

Average number of common shares outstanding used to calculate diluted earnings per common share	28,937	30,219	29,242	30,074

Basic earnings per share	$0.14	$0.13	$0.43	$0.42
Diluted earnings per share	$0.14	$0.13	$0.43	$0.42

3.	COMPREHENSIVE INCOME/LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Net unrealized losses on securities available-for-sale	$(13,167)	$(5,358)
Tax effect	3,286	1,316
Net-of-tax amount	(9,881)	(4,042)

Fair value of derivatives used for cash flow hedges	(712)	(2,152)
Termination fees on cancelled cash flow hedges	(2,864)	(3,664)
Total derivatives	(3,576)	(5,816)
Tax effect	1,006	1,635
Net-of-tax amount	(2,570)	(4,181)

Unrecognized actuarial loss on defined benefit plan	(5,851)	(6,021)
Tax effect	1,644	1,692
Net-of-tax amount	(4,207)	(4,329)

Accumulated other comprehensive loss	$(16,658)	$(12,552)

The following table presents changes in accumulated other comprehensive loss for the periods ended September 30, 2018 and 2017 by component:

	Securities	Derivatives	Defined Benefit Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Current-period other comprehensive income	1,454	1,275	465	3,194
Balance at September 30, 2017	$(2,385)	$(3,929)	$(3,153)	$(9,467)

Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(6,076)	1,611	122	(4,343)
Balance at September 30, 2018	$(9,881)	$(2,570)	$(4,207)	$(16,658)

4.	SECURITIES

Securities available-for-sale are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$167,601	$2	$(8,672)	$158,931
U.S. government guaranteed mortgage-backed securities	20,507	—	(1,060)	19,447
Corporate bonds	49,915	—	(1,533)	48,382
State and municipal bonds	2,978	22	(88)	2,912
Government-sponsored enterprise obligations	25,150	—	(1,838)	23,312
Total available-for-sale	$266,151	$24	$(13,191)	$252,984

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Government-sponsored mortgage-backed securities	$185,769	$10	$(3,778)	$182,001
U.S. government guaranteed mortgage-backed securities	16,821	—	(567)	16,254
Corporate bonds	56,084	352	(292)	56,144
State and municipal bonds	3,222	36	(19)	3,239
Government-sponsored enterprise obligations	25,151	—	(770)	24,381
Mutual funds	6,727	—	(330)	6,397
Total available-for-sale securities	$293,774	$398	$(5,756)	$288,416

At September 30, 2018, government-sponsored enterprise obligations with a fair value of $6.4 million and mortgage-backed securities with a fair value $70.8 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

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

The amortized cost and fair value of available-for-sale debt securities at September 30, 2018, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due in one year or less	$240	$241
Due after one year through five years	40,798	39,714
Due after five years through ten years	30,257	28,502
Due after ten years	6,748	6,149
Total securities	78,043	74,606
Mortgage-backed securities	188,108	178,378
Total	$266,151	$252,984

Gross realized gains and losses on sales of securities available-for-sale for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Gross gains realized	$—	$71	$—	$117
Gross losses realized	—	(1)	(250)	(65)
Net gain realized	$—	$70	$(250)	$52

Proceeds from the sale and redemption of securities available-for-sale amounted to $12.5 million and $22.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2018
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	8	$18,257	$600	3.2%	70	$140,592	$8,072	5.4%
U.S. government guaranteed mortgage-backed securities	3	4,716	81	1.7	7	14,731	979	6.2
Government-sponsored enterprise obligations	0	—	—	—	9	23,312	1,838	7.3
Corporate bonds	9	33,244	788	2.3	6	15,138	745	4.7
State and municipal bonds	0	—	—	—	3	1,510	88	5.5
		$56,217	$1,469			$195,283	$11,722

	December 31, 2017
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	21	$68,538	$613	0.9%	53	$111,595	$3,165	2.8%
U.S. government guaranteed mortgage-backed securities	1	1,205	23	1.8	6	15,049	544	3.5
Government-sponsored enterprise obligations	0	—	—	—	9	24,381	770	3.1
Corporate bonds	9	26,016	292	1.1	0	—	—	—
State and municipal bonds	0	—	—	—	3	1,581	19	1.2
Mutual funds	0	—	—	—	3	6,397	330	4.9
		$95,759	$928			$159,003	$4,828

These unrealized losses are the result of changes in interest rates and not credit quality. Because we do not intend to sell the securities and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other-than-temporary.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following amounts:	September 30,	December 31,
	2018	2017
	(In thousands)
Commercial real estate	$764,749	$732,616
Residential real estate:
Residential	574,637	557,752
Home equity	95,645	92,599
Commercial and industrial	247,869	238,502
Consumer	5,105	4,478
Total Loans	1,688,005	1,625,947
Unearned premiums and deferred loan fees and costs, net	4,563	4,734
Allowance for loan losses	(12,235)	(10,831)
	$1,680,333	$1,619,850

There were no purchases of loans during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we purchased residential real estate loans aggregating $48.2 million.

We have transferred a portion of our originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying unaudited consolidated balance sheets. We share ratably with our participating lenders in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. We continue to service the loans on behalf of the participating lenders and, as such, collect cash payments from the borrowers, remit payments (net of servicing fees) to participating lenders and disburse required escrow funds to relevant parties. At September 30, 2018 and December 31, 2017, we serviced commercial loans for participants aggregating $35.7 million and $32.6 million, respectively.

Residential real estate loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans totaled $58.1 million and $65.8 million at September 30, 2018 and December 31, 2017, respectively. Net service fee income of $68,000 and $49,000 was recorded for the nine months ended September 30, 2018 and 2017, respectively, and is included in service charges and fees on the consolidated statements of net income.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2018, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (122 PSA), weighted average internal rate of return (12.04%), weighted average servicing fee (0.2501%), and average net cost to service loans ($83.84 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Balance at the beginning of period:	$319	$352
Capitalized mortgage servicing rights	—	—
Amortization	(17)	(50)
Balance at the end of period	$302	$302
Fair value at the end of period	$469	$469

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

Allocated component

The allocated component relates to loans that are classified as impaired. Impaired loans are identified by analysis of loan performance, internal credit ratings and watch list loans that management believes are subject to a higher risk of loss. Impairment is measured on a loan-by-loan basis for commercial real estate and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

An analysis of changes in the allowance for loan losses by segment for the periods ended September 30, 2018 and 2017 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2017	$4,472	$3,126	$2,754	$53	$13	$10,418
Provision (credit)	(68)	146	(109)	83	148	200
Charge-offs	—	(107)	—	(104)	—	(211)
Recoveries	—	80	3	28	—	111
Balance at September 30, 2017	$4,404	$3,245	$2,648	$60	$161	$10,518

Balance at June 30, 2018	$5,458	$3,529	$2,922	$92	$(15)	$11,986
Provision (credit)	(389)	481	211	45	2	350
Charge-offs	—	(393)	(30)	(40)	—	(463)
Recoveries	334	9	8	11	—	362
Balance at September 30, 2018	$5,403	$3,626	$3,111	$108	$(13)	$12,235

Nine Months Ended
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	239	427	(180)	203	161	850
Charge-offs	(36)	(148)	(285)	(237)	—	(706)
Recoveries	118	104	28	56	—	306
Balance at September 30, 2017	$4,404	$3,245	$2,648	$60	$161	$10,518

Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	322	762	415	118	(17)	1,600
Charge-offs	—	(473)	(55)	(125)	—	(653)
Recoveries	369	26	18	44	—	457
Balance at September 30, 2018	$5,403	$3,626	$3,111	$108	$(13)	$12,235

Further information pertaining to the allowance for loan losses by segment at September 30, 2018 and December 31, 2017 follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2018
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,403	3,626	3,111	108	(13)	12,235
Total allowance for loan losses	$5,403	$3,626	$3,111	$108	$(13)	$12,235

Impaired loans	$2,907	$4,525	$3,547	$61	$—	$11,040
Non-impaired loans	750,636	662,534	243,380	5,044	—	1,661,594
Loans acquired with deteriorated credit quality	11,206	3,223	942	—	—	15,371
Total loans	$764,749	$670,282	$247,869	$5,105	$—	$1,688,005

December 31, 2017
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,712	3,311	2,733	71	4	10,831
Total allowance for loan losses	4,712	$3,311	$2,733	$71	$4	$10,831

Impaired loans	$3,674	$3,964	$2,766	$120	$—	$10,524
Non-impaired loans	716,571	642,787	234,582	4,358	—	1,598,298
Loans acquired with deteriorated credit quality	12,371	3,600	1,154	—	—	17,125
Total loans	$732,616	$650,351	$238,502	$4,478	$—	$1,625,947

The following is a summary of past due and non-accrual loans by class at September 30, 2018 and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Non-Accrual Loans
	(In thousands)
September 30, 2018
Commercial real estate	$751	$2,805	$471	$4,027	$—	$2,405
Residential real estate:
Residential	2,606	582	1,510	4,698	—	5,891
Home equity	321	96	60	477	—	692
Commercial and industrial	681	253	748	1,682	—	3,734
Consumer	58	—	18	76	—	60
Total	$4,417	$3,736	$2,807	$10,960	$—	$12,782

December 31, 2017
Commercial real estate	$1,951	$144	$290	$2,385	$—	$2,959
Residential real estate:
Residential	2,992	1,480	1,911	6,383	—	5,961
Home equity	635	—	48	683	—	696
Commercial and industrial	1,731	797	162	2,690	—	3,019
Consumer	65	—	41	106	—	120
Total	$7,374	$2,421	$2,452	$12,247	$—	$12,755

The following is a summary of impaired loans by class at September 30, 2018 and December 31, 2017:

			Three Months Ended		Nine Months Ended(1)
	At September 30, 2018(1)		September 30, 2018		September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,113	$16,967	$14,240	$186	$14,736	$558
Residential real estate	7,008	8,019	7,302	14	6,949	33
Home equity	740	782	613	1	652	3
Commercial and industrial	4,489	9,023	4,413	34	4,201	106
Consumer	61	70	78	—	93	—
Total impaired loans	$26,411	$34,861	$26,646	$235	$26,631	$700

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

			Three Months Ended		Nine Months Ended
	At December 31, 2017		September 30, 2017		September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$16,045	$18,773	$17,731	$199	$18,788	$650
Residential real estate	6,816	7,298	7,016	11	6,548	34
Home equity	748	783	407	1	260	3
Commercial and industrial	3,920	9,215	4,442	54	4,538	183
Consumer	120	129	122	—	83	—

Total impaired loans	$27,649	$36,198	$29,718	$265	$30,217	$870

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

No interest income was recognized for impaired loans on a cash-basis method during the three and nine months ended September 30, 2018 or 2017. Interest income recognized on impaired loans during the three and nine months ended September 30, 2018 and 2017 related to performing purchase impaired loans and troubled debt restructuring (“TDRs”).

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

Nonperforming TDRs are shown as nonperforming assets. There were no loans modified as TDRs during the three and nine months ended September 30, 2018 or 2017.

A default occurs when a loan is 30 days or more past due. No TDRs defaulted within twelve months of restructuring during the three and nine months ended September 30, 2018 or 2017.

There were no charge-offs on TDRs during the three and nine months ended September 30, 2018 or 2017.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of September 30, 2018 and 2017.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(3,370)	(2,258)	(1,112)	(504)	(1,754)
Dispositions	—	—	—	—	—
Balance at September 30, 2018	$25,992	$20,900	$5,092	$5,529	$15,371

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2016	$37,437	$29,040	$8,397	$7,521	$21,519
Collections	(3,860)	(3,326)	(534)	(1,003)	(2,323)
Dispositions	(1,833)	(1,503)	(330)	6	(1,509)
Balance at September 30, 2017	$31,744	$24,211	$7,533	$6,524	$17,687

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

Loans rated 6 are considered “Substandard.” Generally, a loan is considered “Substandard” if the borrower exhibits a well-defined weakness that may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

Loans rated 7 are considered “Doubtful.” Loans classified as “Doubtful” have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable and that a partial loss of principal is likely.

Loans rated 8 are considered uncollectible and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. Construction loans are reported within commercial real estate loans and total $103.6 million and $84.4 million at September 30, 2018 and December 31, 2017, respectively. We engage an independent third party to review a significant portion of loans within these segments on a semi-annual basis. We use the results of these reviews as part of our annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality in other segments.

The following table presents our loans by risk rating at September 30, 2018 and December 31, 2017:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2018
Loans rated 1 – 4	$731,634	$567,957	$94,720	$212,202	$5,045	$1,611,558
Loans rated 5	14,506	—	—	11,373	—	25,879
Loans rated 6	18,609	6,680	925	24,294	60	50,568
	$764,749	$574,637	$95,645	$247,869	$5,105	$1,688,005

December 31, 2017
Loans rated 1 – 4	$708,992	$551,469	$91,903	$205,537	$4,475	$1,562,376
Loans rated 5	15,098	—	—	24,565	—	39,663
Loans rated 6	8,526	6,283	696	8,400	3	23,908
	$732,616	$557,752	$92,599	$238,502	$4,478	$1,625,947

6.	GOODWILL AND OTHER INTANGIBLES

At September 30, 2018 and December 31, 2017, the Company’s goodwill related to the acquisition of Chicopee in October 2016. No goodwill impairment was recorded for the nine months ended September 30, 2018. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $282,000 for the nine months ended September 30, 2018. At September 30, 2018, future amortization of the core deposit intangible totals $375,000 for each of the next five years and $1.9 million thereafter.

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

A summary of stock option activity for the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	257,050	$6.31	4.41	$1,175
Exercised	(18,975)	$6.03	3.80	$89
Outstanding at September 30, 2018	238,075	$6.33	3.69	$1,058

Exercisable at September 30, 2018	238,075	$6.33	3.69	$1,058

Cash received for options exercised during the nine months ended September 30, 2018 was $114,000.

Restricted Stock Awards –In May 2014, our shareholders approved a stock-based compensation plan under which up to 516,000 shares of our common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Authorized but unissued shares are issued to awardees upon vesting of such awards. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans.

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

In May 2016, 62,740 shares were granted under the LTI Plan. Of this total, 36,543 shares are retention-based, with 10,352 vesting in one year and 26,191 vesting ratably over a three-year period. The remaining 26,197 shares granted are performance based and are subject to the achievement of the 2016 long-term incentive performance metric before vesting is realized after a three-year period. Performance shares will be earned based upon how the Company performs relative to threshold and target absolute goals (i.e. Company-specific, not relative to a peer index) over the three-year performance period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold and target metrics under the LTI Plan for 2016 are as follows:

	Return on Equity Metrics
	Threshold	Target
Original metrics	5.85%	6.32%
Adjusted metrics	6.38%	6.79%

Participants will be able to earn between 50% (for threshold performance) and 100% (for target performance) of the performance shares but will not earn additional shares if performance exceeds target performance.

In May 2017, 89,042 shares were granted under the LTI Plan. Of this total, 55,159 shares are retention-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three-year period. The remaining 33,883 shares granted are performance based and are subject to the achievement of the 2017 long-term incentive performance metric before vesting is realized after a three-year period. For the performance shares, the primary performance metric for 2017 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three year period. As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder.

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

In January 2018, 83,812 shares were granted under the LTI Plan. Of this total, 50,852 shares are retention-based, with 17,908 vesting in one year and 32,944 vesting ratably over a three-year period. The remaining 32,960 shares granted are performance based and are subject to the achievement of the 2018 long-term incentive performance metric before vesting is realized after a three year period. For the performance shares, the primary performance metric for 2018 awards is return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. The threshold, target and stretch metrics under the LTI Plan for 2018 are as follows:

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

At September 30, 2018, an additional 231,846 shares were available for future grants under the LTI Plan.

Our stock award plan activity for the nine months ended September 30, 2018 and 2017 is summarized below:

	Unvested Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	138,833	$8.98
Shares granted	83,812	11.05
Shares vested	(32,476)	9.13
Outstanding at September 30, 2018	190,169	$9.87

Outstanding at December 31, 2016	91,371	$7.51
Shares granted	89,042	10.15
Shares vested	(21,552)	7.44
Outstanding at September 30, 2017	158,861	$9.00

We recorded compensation cost related to the stock awards of $707,000 and $490,000 for the nine months ended September 30, 2018 and 2017, respectively.

8.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as an additional source of funds to finance our lending and investing activities and to provide liquidity for daily operations.

Short-term borrowings are made up of Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a line of credit with the FHLBB. Short-term borrowings issued by the FHLBB were $55.0 million at September 30, 2018 and $133.0 million at December 31, 2017. We have an “Ideal Way” line of credit with the FHLBB for $9.5 million at September 30, 2018 and December 31, 2017. Interest on this line of credit is payable at a rate determined and reset by the FHLBB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. There were no advances outstanding on the line of credit at September 30, 2018 and December 31, 2017. There were no customer repurchase agreements at September 30, 2018 while there were $11.7 million at December 31, 2017. The customer repurchase agreements outstanding at December 31, 2017 were collateralized by government-sponsored enterprise obligations with fair value of $6.7 million and mortgage backed securities with a fair value of $58.4 million, respectively. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government. This transaction settles immediately on a same day basis in immediately available funds. Interest paid is commensurate with other products of equal interest and credit risk. In addition, we have lines of credit of $4.0 million and $50.0 million with Atlantic Community Bankers Bank (“ACBB”) and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank. There were no advances outstanding under these lines of credit at September 30, 2018 or December 31, 2017.  As part of our contract with ACBB, we are required to maintain a reserve balance of $300,000 with ACBB for our use of this line of credit.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At September 30, 2018, we had $224.3 million in long-term debt with the FHLBB. This compares to $164.8 million in long-term debt with the FHLBB at December 31, 2017.

All FHLBB advances are collateralized by a blanket lien on our residential real estate loans and eligible commercial real estate loans.

9.	PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the Plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. We have not yet determined how much we expect to contribute to our Plan in 2018. No contributions have been made to the Plan for the nine months ended September 30, 2018. The Plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank (the “Plan Administrator”). On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$304	$245	$910	$778
Interest cost	253	254	759	761
Expected return on assets	(347)	(298)	(1,041)	(895)
Actuarial loss	56	51	170	153
Net periodic pension cost	$266	$252	$798	$797

10.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of September 30, 2018 and December 31, 2017.

September 30, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swaps	Other Assets	$4	Other Liabilities	$715

December 31, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swaps	Other Assets	$—	Other Liabilities	$2,152

At September 30, 2018 and December 31, 2017, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at September 30, 2018 and December 31, 2017:

September 30, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$55,000	2.5	2.34%	2.93%	$(711)

December 31, 2017	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$55,000	3.3	1.64%	2.93%	$(2,152)

For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $1.3 million will be reclassified as an increase to interest expense.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate swaps	$168	$(14)	$1,086	$(307)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our rate sensitive assets/liabilities. Fees on previously terminated swaps are being amortized as a reclassification of other comprehensive income into interest expense over the terms of the previously hedged borrowings. The amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees was $351,000 and $497,000 during the three months ended September 30, 2018 and 2017, respectively and $1.2 million and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively.

Credit-risk-related Contingent Features

By using derivative financial instruments, we expose ourselves to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative is negative, we owe the counterparty and, therefore, it does not possess credit risk for us. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that we believe to be creditworthy and by limiting the amount of our exposure to each counterparty.

We have agreements with our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. We also have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain our status as “well capitalized”, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. Certain of our agreements with our derivative counterparties contain provisions where if a formal administrative action by a federal or state regulatory agency occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our obligations under the derivative instrument.

At September 30, 2018 and December 31, 2017, we had a net liability position of $708,000 and $2.2 million with our counterparties, respectively. As of September 30, 2018, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.0 million posted as collateral against our obligations under these agreements. If we had breached any of these provisions at September 30, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale
Government-sponsored mortgage-backed securities	$—	$158,931	$—	$158,931
U.S. government guaranteed mortgage-backed securities	—	19,447	—	19,447
Corporate bonds	—	48,382	—	48,382
State and municipal bonds	—	2,912	—	2,912
Government-sponsored enterprise obligations	—	23,312	—	23,312
Marketable equity securities	6,319	—	—	6,319
Interest rate swaps	—	4	—	4
Total assets	$6,319	$252,988	$—	$259,307

Liabilities:
Interest rate swaps	$—	$715	$—	$715

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$182,001	$—	$182,001
U.S. government guaranteed mortgage-backed securities	—	16,254	—	16,254
Corporate bonds	—	56,144	—	56,144
State and municipal bonds	—	3,239	—	3,239
Government-sponsored enterprise obligations	—	24,381	—	24,381
Mutual funds	6,397	—	—	6,397
Total assets	$6,397	$282,019	$—	$288,416

Liabilities:
Interest rate swaps	$—	$2,152	$—	$2,152

Also, we may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2018. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at September 30, 2018. There were no assets measured at fair value on a non-recurring basis at September 30, 2017.

	At September 30, 2018			Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$970	$(393)	$(473)
Total Assets	$—	$—	$970	$(393)	$(473)

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

There were no transfers to or from Level 1 and 2 during the three and nine months ended September 30, 2018 and 2017. We did not measure any liabilities at fair value on a non-recurring basis on the consolidated balance sheets.

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

	September 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$61,999	$61,999	$—	$—	$61,999
Securities available-for-sale	252,984	—	252,984	—	252,984
Marketable equity securities	6,319	6,319	—	—	6,319
Federal Home Loan Bank of Boston and other restricted stock	15,480	—	—	15,480	15,480
Loans - net	1,680,333	—	—	1,616,600	1,616,600
Accrued interest receivable	5,831	—	—	5,831	5,831
Mortgage servicing rights	302	—	469	—	469
Derivative assets	4	—	4	—	4

Liabilities:
Deposits	1,609,019	—	—	1,603,546	1,603,546
Short-term borrowings	55,000	—	66,012	—	66,012
Long-term debt	224,306	—	212,931	—	212,931
Accrued interest payable	617	—	—	617	617
Derivative liabilities	715	—	715	—	715

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$27,132	$27,132	$—	$—	$27,132
Securities available-for-sale	288,416	6,397	282,019	—	288,416
Federal Home Loan Bank of Boston and other restricted stock	15,553	—	—	15,553	15,553
Loans - net	1,619,850	—	—	1,581,929	1,581,929
Accrued interest receivable	5,946	—	—	5,946	5,946
Mortgage servicing rights	352	—	528	—	528

Liabilities:
Deposits	1,506,082	—	—	1,503,311	1,503,311
Short-term borrowings	144,650	—	144,650	—	144,650
Long-term debt	164,786	—	164,016	—	164,016
Accrued interest payable	441	—	—	441	441
Derivative liabilities	2,152	—	2,152	—	2,152

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this ASU but does not expect adoption to have a material impact on our consolidated financial statements. As of September 30, 2018, the Company had $8.7 million of future lease payments outstanding on operating leases pertaining to banking premises.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes and modifies the previously required disclosures relating to fair value measurements. Specifically, the ASU removes the required disclosure of amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation process for Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of a reporting period. It also modifies the required rollforward of Level 3 fair value measurements to a disclosure of any transfers into and out of Level 3, increases disclosure for investments in entities that calculate net asset value, and clarifies the measurement of uncertainty disclosure. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. Management is currently evaluating the impact to the consolidated financial statements of adopting this ASU but does not expect adoption to have a material impact on our consolidated financial statements.

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

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service. In connection with our overall growth strategy, we seek to:

●	grow our commercial and industrial and commercial real estate loan portfolios by targeting businesses in our primary market areas of western Massachusetts and northern Connecticut as a means to increase the yield on and diversify our loan portfolio and build transactional deposit account relationships;

●	focus on expanding our retail banking franchise and increase the number of households served within our market area; and

●	supplement the commercial focus, grow the residential loan portfolio to diversify risk and deepen customer relationships.

You should read the following financial results for the three and nine months ended September 30, 2018 in the context of this strategy.

●	Net income was $3.9 million, or $0.14 per diluted share, for the three months ended September 30, 2018, compared to $3.8 million, or $0.13 per diluted share, for the same period in 2017. For the nine months ended September 30, 2018, net income was $12.6 million, or $0.43 per diluted share, as compared to net income of $12.7 million, or $0.42 per diluted share, for the same period in 2017.

●	The provision for loan losses was $350,000 and $200,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $850,000 for the nine months ended September 30, 2018 and 2017, respectively.

●	Net interest income was $14.6 million and $14.8 million for the three months ended September 30, 2018 and 2017, respectively. The net interest margin was 2.94% for the three months ended September 30, 2018, compared to 3.04% for the same period in 2017. The net interest margin, on a fully tax-equivalent basis, was 2.96% for the three months ended September 30, 2018, compared to 3.09% for the same period in 2017. Net interest income was $45.2 million and $44.0 million for the nine months ended September 30, 2018 and 2017, respectively. The net interest margin was 3.09% and 3.04% for the nine months ended September 30, 2018 and 2017, respectively. The net interest margin, on a tax-equivalent basis, was 3.11% and 3.09% for the nine months ended September 30, 2018 and 2017, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2018. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2017 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

At September 30, 2018, total assets of $2.2 billion reflect an increase of $67.5 million, or 3.2%, from December 31, 2017. During the same period, total loans increased $61.9 million, or 3.8%, while cash and cash equivalents increased $34.9 million, or 128.5%, and securities available-for-sale and marketable equity securities decreased $29.1 million, or 10.1%.

Total loans increased $61.9 million, or 3.8%, due to an increase in commercial real estate loans of $32.1 million, or 4.4%, an increase in residential loans, including home equity, of $19.9 million, or 3.1%, and an increase in commercial and industrial loans of $9.4 million, or 3.9%.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $12.8 million at September 30, 2018 and December 31, 2017, respectively. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $654,000 and $580,000 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, our nonperforming loans to total loans were 0.76% and 0.78%, respectively, while our nonperforming assets to total assets were 0.59% and 0.62%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At September 30, 2018, total deposits were $1.6 billion, an increase of $102.9 million, or 6.8%, from December 31, 2017. Core deposits, which the Company defines as all deposits except time deposits, increased $26.8 million, or 2.8%, from $949.5 million, or 63.0% of total deposits, at December 31, 2017, to $976.3 million, or 60.7% of total deposits, at September 30, 2018. Non-interest-bearing deposits increased $45.9 million, or 14.7%, to $357.8 million, while money market accounts decreased $5.2 million, or 1.3%, to $405.0 million, and interest-bearing checking accounts decreased $2.4 million, or 2.7%, to $85.0 million. Time deposits increased $76.2 million, or 13.7%, from $556.5 million at December 31, 2017 to $632.8 million at September 30, 2018.

Borrowings decreased $30.1 million, or 9.7%, to $279.3 million at September 30, 2018 from $309.4 million at December 31, 2017. Short-term borrowings decreased $89.7 million, or 62.0%, to $55.0 million at September 30, 2018 from $144.7 million at December 31, 2017 primarily due to a decrease in short-term FHLBB funding. In addition, customer repurchase agreements decreased $11.7 million. During the three months ended March 31, 2018, the Company eliminated customer repurchase agreements and balances were transferred to the customer’s respective core deposit account. Long-term debt increased $59.5 million, or 36.1%, to $224.3 million at September 30, 2018 from $164.8 million at December 31, 2017. Management reduced a portion of its position in short-term adjustable-rate borrowings and increased its long-term fixed-rate funding in order to better manage rising funding costs due to the increase in the Federal Funds target rate. Additional information regarding short-term borrowings and long-term debt is included in Note 8 of the accompanying unaudited consolidated financial statements.

At September 30, 2018, shareholders’ equity was $241.3 million, or 11.2% of total assets, compared to $247.3 million, or 11.9% of total assets, at December 31, 2017. The decrease in shareholders’ equity during the nine months ended September 30, 2018 reflects $4.3 million net increase in accumulated other comprehensive loss, $12.3 million for the repurchase of shares of the Company’s common stock and $3.5 million for payment of common stock dividends, partially offset by a net increase of $12.6 million in the Company’s retained earnings reflective of current period net income and $1.6 million in share-based compensation.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

General

Net income was $3.9 million, or $0.14 per diluted share, for the quarter ended September 30, 2018, compared to $3.8 million, or $0.13 per diluted share, for the same period in 2017. Net interest income was $14.6 million and $14.8 million for the three months ended September 30, 2018 and 2017, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2018 and 2017, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,682,034	$17,690	4.21%	$1,605,376	$16,681	4.16%
Securities(2)	263,378	1,772	2.69	302,030	1,901	2.52
Other investments	17,747	228	5.14	17,748	172	3.88
Short-term investments(3)	9,083	34	1.50	5,206	11	0.85
Total interest-earning assets	1,972,242	19,724	4.00	1,930,360	18,765	3.89
Total non-interest-earning assets	134,708			141,119
Total assets	$2,106,950			$2,071,479

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$86,615	$94	0.43%	$82,164	$81	0.39%
Savings accounts	138,112	40	0.12	148,433	43	0.12
Money market accounts	415,416	489	0.47	400,400	386	0.39
Time deposit accounts	600,333	2,471	1.65	568,578	1,601	1.13
Total interest-bearing deposits	1,240,476	3,094	1.00	1,199,575	2,111	0.70
Short-term borrowings and long-term debt	279,181	1,906	2.73	301,715	1,609	2.13
Interest-bearing liabilities	1,519,657	5,000	1.32	1,501,290	3,720	0.99
Non-interest-bearing deposits	328,735			300,757
Other non-interest-bearing liabilities	16,917			16,147
Total non-interest-bearing liabilities	345,652			316,904

Total liabilities	1,865,309			1,818,194
Total equity	241,641			253,285
Total liabilities and equity	$2,106,950			$2,071,479
Less: Tax-equivalent adjustment(2)		(119)			(249)
Net interest and dividend income		$14,605			$14,796
Net interest rate spread			2.66%			2.85%
Net interest rate spread, on a tax equivalent basis(4)			2.68%			2.90%
Net interest margin			2.94%			3.04%
Net interest margin, on a tax equivalent basis(5)			2.96%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.78%			128.58%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 period, respectively. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the unaudited consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$797	$212	$1,009
Securities(1)	(243)	114	(129)
Other investments	—	56	56
Short-term investments	8	15	23
Total interest-earning assets	562	397	959

Interest-bearing liabilities
Interest-bearing checking accounts	4	9	13
Savings accounts	(3)	—	(3)
Money market accounts	14	89	103
Time deposit accounts	89	781	870
Short-term borrowing and long-time debt	(120)	417	297
Total interest-bearing liabilities	(16)	1,296	1,280
Change in net interest and dividend income(1)	$578	$(899)	$(321)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income decreased $191,000, or 1.3%, to $14.6 million, for the three months ended September 30, 2018, from $14.8 million for the three months ended September 30, 2017. The decrease in net interest income was due to a $1.3 million, or 34.4%, increase in interest expense, partially offset by an increase in interest income of $1.1 million, or 5.9%, during the same period. The increase in interest expense of 34.4% from September 30, 2017 was primarily due to an increase of $983,000, or 46.6%, in interest expense on deposits and an increase of $297,000, or 18.5%, in interest expense on borrowings.

The tax-equivalent net interest margin for the three months ended September 30, 2018 was 2.96%, compared to 3.09% during the three months ended September 30, 2017. The decrease in net interest margin was largely attributable to the decrease in purchase accounting adjustments, from a favorable adjustment of $448,000 for the three months ended September 30, 2017 to a negative adjustment of $62,000 for the three month ended September 30, 2018, which negatively impacted the margin by 10 basis points. Excluding the purchase accounting adjustments, the net interest margin was 2.97% for the three months ended September 30, 2018, compared to 3.00%, for the three months ended September 30, 2017. Also, negatively impacting the net interest margin was the reduction in the statutory federal income tax rate from 35% for the three months ended September 30, 2017 to 21% for three months ended September 30, 2018 which reduced the tax-equivalent adjustment and resulted in a three basis point decline in the fully tax equivalent net interest margin over the same period.

The average yield on interest-earning assets increased 11 basis points from 3.89% for the three months ended September 30, 2017 to 4.00% for the three months ended September 30, 2018. Excluding the purchase accounting adjustments in both periods and prepayment fee income in the September 2018 period, the average yield on interest-earning assets increased 17 basis points from 3.86% for the three months ended September 30, 2017 to 4.03% for the three months ended September 30, 2018, respectively. During the three months ended September 30, 2018, the average cost of funds increased 33 basis points from 0.99% for the three months ended September 30, 2017 to 1.32% for the three months ended September 30, 2018. The average cost of time deposits increased 52 basis points from 1.13% for the three months ended September 30, 2017 to 1.65% for the three months ended September 30, 2018. The average cost of deposits increased 30 basis points from 0.70% for the three months ended September 30, 2017 to 1.00% for the three months ended September 30, 2018, while the average cost of borrowings increased 60 basis points during the same period. For the three months ended September 30, 2018, average demand deposits of $328.7 million, an interest-free source of funds, represented 21.0% of average total deposits and increased $27.9 million, or 9.3%, from the three months ended September 30, 2017.

During the three months ended September 30, 2018, average interest-earning assets increased $41.9 million, or 2.2%, to $2.0 billion. The increase in average interest-earning assets was due to an increase in average loans of $76.7 million, or 4.8%, partially offset by a decrease in average securities of $38.7 million, or 12.8%.

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

The amount of the provision for loan losses during the three months ended September 30, 2018 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in commercial real estate loans, residential real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision for loan losses of $350,000 for the three months ended September 30, 2018, compared to $200,000 for the same period in 2017. The allowance was $12.2 million and $10.8 million and 0.72% and 0.66% of total loans at September 30, 2018 and December 31, 2017, respectively.

Net charge-offs were $101,000, or 0.01% of average loans, for the three months ended September 30, 2018. This comprised charge-offs of $463,000 for the three months ended September 30, 2018, offset partially by recoveries of $362,000 during the same period.

Net charge-offs were $100,000, or 0.01% of average loans, for the three months ended September 30, 2017. This comprised charge-offs of $211,000 for the three months ended September 30, 2017, offset by recoveries of $111,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income

Non-interest income decreased $116,000, or 4.8%, to $2.3 million for the three months ended September 30, 2018, from $2.4 million for the three months ended September 30, 2017. The decrease of $116,000 in non-interest income was primarily due to a decrease in other income of $111,000, or 100%, an increase in unrealized losses on the Company’s marketable equity securities portfolio due to the adoption of ASU 2016-01 of $43,000, a decrease in gain on sale of securities of $70,000 and a decrease of $67,000 on the gain on sale of other real estate owned (“OREO”), partially offset by an increase in service charges and fees of $177,000, or 10.3%. The third quarter typically includes seasonal non-interest income, which was approximately $200,000 during the three months ended September 30, 2018.

Non-Interest Expense

For the three months ended September 30, 2018, non-interest expense increased $416,000, or 3.7%, to $11.6 million, or 2.18% of average assets, from $11.2 million, or 2.14% of average assets, for the three months ended September 30, 2017. The increase in non-interest expense was primarily due to an increase in other non-interest expense of $299,000, or 19.3%, an increase in professional fees of $125,000, or 19.5%, an increase in occupancy expense of $61,000, or 6.8%, and an increase in advertising expenses of $23,000, or 7.0%. These increases were partially offset by a decrease in salaries and benefits of $39,000, or 0.6%, a decrease in data processing of $38,000, or 5.6%, a decrease in furniture and equipment of $10,000, or 2.4%, and a decrease in FDIC insurance of $5,000, or 3.1%. The increase in professional fees of $125,000 was primarily due to $103,000 in legal fees associated with a previously charged-off loan from 2010 that resulted in the recovery of $300,000 during the three months ended September 30, 2018. The Company intends to continue to pursue legal remedies against the principals for recovery, but there can be no assurance that these efforts will result in significant recoveries.

Income Taxes

The Company’s effective tax rate decreased from 34.8% for the three months ended September 30, 2017 to 21.5% for the three months ended September 30, 2018 and reflects a reduction in the statutory federal income tax rate to 21% from 35% effective January 1, 2018 related to enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

General

Net income was $12.6 million, or $0.43 per diluted share, for the nine months ended September 30, 2018, compared to $12.7 million, or $0.42 per diluted share, for the same period in 2017. Net interest income was $45.2 million and $44.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Net Interest and Dividend Income

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2018 and 2017, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates and terms and fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,658,094	$53,047	4.27%	$1,589,423	$49,202	4.13%
Securities(2)	272,844	5,422	2.65	305,111	5,761	2.52
Other investments	17,489	631	4.81	17,665	501	3.78
Short-term investments(3)	7,817	83	1.42	24,023	102	0.57
Total interest-earning assets	1,956,244	59,183	4.03	1,936,222	55,566	3.83
Total non-interest-earning assets	134,722			137,775
Total assets	$2,090,966			$2,073,997

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$92,718	261	0.38	$86,841	249	0.38
Savings accounts	141,314	129	0.12	150,975	137	0.12
Money market accounts	417,724	1,383	0.44	398,400	1,150	0.38
Time deposit accounts	580,243	6,394	1.47	568,728	4,643	1.09
Total interest-bearing deposits	1,231,999	8,167	0.88	1,204,944	6,179	0.68
Short-term borrowings and long-term debt	283,302	5,442	2.56	302,254	4,579	2.02
Interest-bearing liabilities	1,515,301	13,609	1.20	1,507,198	10,758	0.95
Non-interest-bearing deposits	317,296			304,492
Other non-interest-bearing liabilities	16,460			13,774
Total non-interest-bearing liabilities	333,756			318,266

Total liabilities	1,849,057			1,825,464
Total equity	241,909			248,533
Total liabilities and equity	$2,090,966			$2,073,997
Less: Tax-equivalent adjustment(2)		(382)			(766)
Net interest and dividend income		$45,192			$44,042
Net interest rate spread			2.81%			2.82%
Net interest rate spread, on a tax equivalent basis(4)			2.83%			2.86%
Net interest margin			3.09%			3.04%
Net interest margin, on a tax equivalent basis(5)			3.11%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.10%			128.47%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 period, respectively. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$2,126	$1,719	$3,845
Securities(1)	(609)	270	(339)
Other investments	(5)	135	130
Short-term investments	(69)	50	(19)
Total interest-earning assets	1,443	2,174	3,617

Interest-bearing liabilities
Interest-bearing checking accounts	17	(5)	12
Savings accounts	(9)	1	(8)
Money market accounts	56	177	233
Time deposit accounts	94	1,657	1,751
Short-term borrowing and long-term debt	(287)	1,150	863
Total interest-bearing liabilities	(129)	2,980	2,851
Change in net interest and dividend income	$1,572	$(806)	$766

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $1.2 million, or 2.6%, from $44.0 million for the nine months ended September 30, 2017 to $45.2 million for the nine months ended September 30, 2018. The increase in net interest income was primarily due to an increase in interest and dividend income of $4.0 million, or 7.3%, partially offset by an increase in interest expense of $2.9 million, or 26.5%, from the nine months ended September 30, 2017. Excluding favorable purchase accounting adjustments of $1.1 million and prepayment penalties of $279,000 during the nine months ended September 30, 2018 and $1.4 million in favorable purchase accounting adjustments during the nine months ended September 30, 2017, net interest income increased $1.2 million, or 2.8%. After adjusting for the favorable purchase accounting adjustments and the prepayment penalties, interest income increased $3.5 million, or 6.5%, primarily due to an increase in average loans of $68.7 million, or 4.3%, for the nine months ended September 30, 2018. The increase in interest expense of $2.9 million, or 26.5%, was due to an increase in interest expense on deposits of $2.0 million, or 32.2%, and an increase in interest expense on borrowings of $863,000, or 18.8%, for the nine months ended September 30, 2018. Favorable purchase accounting adjustments on deposits decreased $526,000, or 69.9%, from $753,000 during the nine months ended September 30, 2017 to $227,000 during the nine months ended September 30, 2018. Excluding these adjustments, interest expense on deposits increased $1.5 million, or 21.1%, during the same period.

The tax-equivalent net interest margin increased two basis points from 3.09% for the nine months ended September 30, 2017 to 3.11% for the nine months ended September 30, 2018. During the nine months ended September 30, 2018 and September 30, 2017, favorable purchase accounting adjustments related to the Chicopee acquisition increased net interest income by $1.1 million and $1.4 million, respectively. The nine months ended September 30, 2018 also included prepayment penalties of $279,000. Excluding these items, the adjusted net interest margin for the nine months ended September 30, 2018 was 3.02% compared to 2.99% for the nine months ended September 30, 2017. Also, negatively impacting the net interest margin was the reduction in the statutory federal income tax rate from 35% for the nine months ended September 30, 2017 to 21% for nine months ended September 30, 2018, thus reducing the tax-equivalent amount of each dollar of tax-exempt income and causing a two basis point decline in net interest margin over the same period.

The average asset yield increased 20 basis points from 3.83% for the nine months ended September 30, 2017 to 4.03% for the nine months ended September 30, 2018. Excluding the favorable purchase accounting adjustments on loans of $697,000 and $483,000 for the nine months ended September 30, 2018 and 2017, the average loan yield increased 12 basis points from 4.09% for the nine months ended September 30, 2017 to 4.21% for the nine months ended September 30, 2018. The average cost of funds increased 25 basis points from 0.95% for the nine months ended September 30, 2017 to 1.20% for the nine months ended September 30, 2018. The average cost of time deposits increased 38 basis points from 1.09% for the nine months ended September 30, 2017 to 1.47% for the nine months ended September 30, 2018. Excluding the favorable purchase account adjustments on time deposits of $227,000 and $753,000 during the nine months ended September 30, 2018 and September 30, 2017, respectively, the cost of deposits increased 14 basis points from 0.77% during the nine months ended September 30, 2017 to 0.91% during the nine months ended September 30, 2018, respectively. The average cost of borrowings increased 54 basis points from 2.02% for the nine months ended September 30, 2017 to 2.56% for the nine months ended September 30, 2018.

Average interest-earning assets increased $20.0 million, or 1.0%, to $2.0 billion for the nine months ended September 30, 2018. The increase in average interest-earning assets was due to the increase in average loans of $68.7 million, or 4.3%, partially offset by the decrease in average investments of $32.3 million, or 10.6%, and a decrease in short-term investments of $16.2 million, or 67.5%.

Average FHLB borrowings decreased $4.7 million, or 1.7%, from $283.1 million for the nine months ended September 30, 2017 to $278.4 million for the nine months ended September 30, 2018. In order to manage interest rate risk, during the nine months ended September 30, 2018, average long-term FHLB borrowings of $205.0 million increased $84.3 million, or 69.8%, from $120.7 million for the nine months ended September 30, 2017, as short-term borrowings decreased $89.0 million, or 54.8%, during the same period. New long-term borrowings were used to replace a portion of our short-term borrowings that matured over the nine months in order to manage funding costs in a rising rate environment.

Provision for Loan Losses

The amount that we provided for loan losses during the nine months ended September 30, 2018 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the nine months ended September 30, 2018, described in the comparison of financial condition, include increases in commercial real estate loans, residential real estate loans and commercial and industrial loans. After evaluating these factors, we recorded a provision of $1.6 million for loan losses for the nine months ended September 30, 2018, compared to $850,000 for the same period in 2017. The allowance was $12.2 million at September 30, 2018 and $10.8 million at December 31, 2017. The allowance for loan losses was 0.72% and 0.66% of total loans at September 30, 2018 and December 31, 2017, respectively.

Net charge-offs were $196,000, or 0.01% of average loans, for the nine months ended September 30, 2018. This comprised charge-offs of $653,000 for the nine months ended September 30, 2018, partially offset by recoveries of $457,000.

Net charge-offs were $400,000, or 0.03% of average loans, for the nine months ended September 30, 2017. This comprised charge-offs of $706,000 for the nine months ended September 30, 2017, partially offset by recoveries of $306,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income

For the nine months ended September 30, 2018, non-interest income of $7.0 million increased $491,000, or 7.5%, compared to $6.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, non-interest income included the recognition of $715,000 in BOLI death benefits. Excluding the BOLI death benefits, non-interest income decreased $224,000, or 3.4%. The decrease was primarily due to an increase of $302,000 in realized securities losses primarily due to the amortization of the remaining premium on a bond that was paid in full prior to its final maturity, an increase of $190,000 in unrealized losses on the Company’s marketable equity securities portfolio due to the adoption of ASU 2016-01, a decrease in other income of $96,000, or 42.3%, and a decrease of $19,000 on the gain on the sale of OREO, partially offset by an increase in service charges and fees of $378,000, or 7.9%, from $4.8 million for the nine months ended September 30, 2017 to $5.2 million for the nine months ended September 30, 2018.

Non-Interest Expense

For the nine months ended September 30, 2018, non-interest expense increased $1.1 million, or 3.4%, to $34.5 million, or 2.21% of average assets, compared to $33.4 million, or 2.15% of average assets for the nine months ended September 30, 2017. Excluding merger-related expenses of $526,000, non-interest expense increased $1.6 million, or 4.9%, from $32.9 million for the nine months ended September 30, 2017 to $34.5 million for the nine months ended September 30, 2018. The increase in non-interest expense was primarily due to the increase in salaries and benefits of $594,000, or 3.1%, an increase in data processing of $217,000, or 12.5%, an increase in professional fees of $188,000, or 9.8%, an increase in occupancy expense of $164,000, or 5.8%, an increase in advertising expense of $92,000, or 9.6%, and an increase in other expenses of $396,000, or 8.1%. The increase in professional fees of $188,000, or 9.8%, was primarily due to $254,000 in legal fees associated with a previously charged-off loan from 2010 which resulted in the recovery of $300,000 during the nine months ended September 30, 2018. The Company intends to continue to pursue legal remedies against the principals for recovery, but there can be no assurance that these efforts will result in significant recoveries.

Income Taxes

For the nine months ended September 30, 2018, we had a tax provision of $3.5 million as compared to $3.6 million for the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 and September 30, 2017 was 21.7% and 22.1%, respectively. The comparable effective tax rate for the nine months ended September 30, 2017 was primarily due to the $1.8 million in tax benefits recorded on the reversal of a deferred tax valuation allowance and stock option exercises.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$17,577	4.18%	$16,445	4.10%	$52,684	4.24%	$48,482	4.07%
Tax-equivalent adjustment(1)	113		236		363		720
Loans (tax-equivalent basis)	$17,690	4.21%	$16,681	4.16%	$53,047	4.27%	$49,202	4.13%

Securities (no tax adjustment)	$1,766	2.68%	$1,888	2.50%	$5,403	2.64%	$5,715	2.50%
Tax-equivalent adjustment(1)	6		13		19		46
Securities (tax-equivalent basis)	$1,772	2.69%	$1,901	2.52%	$5,422	2.65%	$5,761	2.52%

Net interest income (no tax adjustment)	$14,605		$14,796		$45,192		$44,042
Tax-equivalent adjustment(1)	119		249		382		766
Net interest income (tax-equivalent basis)	$14,724		$15,045		$45,574		$44,808

Interest rate spread (no tax adjustment)		2.66%		2.85%		2.81%		2.82%
Net interest margin (no tax adjustment)		2.94%		3.04%		3.09%		3.04%

(1) The tax equivalent adjustment is based upon a 21% tax rate for the 2018 periods and a 35% tax rate for the 2017 periods.

LIQUIDITY AND CAPITAL RESOURCES

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. We also can borrow funds from the FHLBB based on eligible collateral of loans and securities. Our maximum additional borrowing capacity from the FHLBB at September 30, 2018 was $213.1 million. In addition, we have available lines of credit of $4.0 million and $50.0 million with ACBB and PNC Bank, respectively. The interest rates on these lines are determined and reset on a daily basis by each respective bank.

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

At September 30, 2018, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2018, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category. Our actual capital ratios of September 30, 2018 and December 31, 2017 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$254,973	15.38%	$132,646	8.00%	N/A	N/A
Bank	243,173	14.69	132,411	8.00	$165,514	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,738	14.64	99,485	6.00	N/A	N/A
Bank	230,938	13.95	99,308	6.00	132,411	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	242,738	14.64	74,613	4.50	N/A	N/A
Bank	230,938	13.95	74,481	4.50	107,584	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	242,738	11.54	84,136	4.00	N/A	N/A
Bank	230,938	10.99	84,056	4.00	105,070	5.00

December 31, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$255,605	15.53%	$131,711	8.00%	N/A	N/A
Bank	245,380	14.94	131,367	8.00	$164,208	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	98,783	6.00	N/A	N/A
Bank	234,549	14.28	98,525	6.00	131,367	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	244,774	14.87	74,087	4.50	N/A	N/A
Bank	234,549	14.28	73,894	4.50	106,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	244,774	11.84	82,702	4.00	N/A	N/A
Bank	234,549	11.36	82,584	4.00	103,230	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are obligated under leases for certain of our branches and equipment. The following table summarizes the contractual obligations and credit commitments at September 30, 2018:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations(1)	$1,103	$1,953	$1,490	$4,213	$8,759

Borrowings
Federal Home Loan Bank	121,447	146,424	10,777	658	279,306

Credit Commitments
Available lines of credit	162,219	—	—	74,405	236,624
Other loan commitments	73,258	17,181	2,053	1,267	93,759
Letters of credit	9,285	1,358	301	698	11,642
Total credit commitments	244,762	18,539	2,354	76,370	342,025

Other Obligations
Vendor Contracts	2,962	5,923	5,923	4,195	19,003

Total Obligations	$370,274	$172,839	$20,544	$85,436	$649,093

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2018	48,986	10.92	48,986	1,548,606
Aug 1 - 31, 2018	128,178	10.86	128,178	1,420,428
Sept 1 - 30, 2018	117,735	10.84	117,735	1,302,693
Total	294,899	10.86	294,899	1,302,693

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2018.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer