Form 10-K
period 2018-12-31
Western New England Bancorp, Inc.
filed 2019-03-13
CIK 1157647

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, was $327,213,777.  This amount was based on the closing price as of June 29, 2018 on The NASDAQ Global Select Market for a share of the registrant’s common stock, which was $11.00 on June 29, 2018.

As of March 8, 2019, the registrant had 27,263,103 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

WESTERN NEW ENGLAND BANCORP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new line of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this prospectus to “Western New England Bancorp,” “WNEB,” “we,” “us,” “our company,” and “our” refer to Western New England Bancorp, Inc. and its subsidiaries (including Westfield Bank, CSB Colts, Inc., Elm Street Securities Corporation, WFD Securities, Inc. and WB Real Estate Holdings, LLC).

PART I

ITEM 1.	BUSINESS

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (“BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2018, WNEB had consolidated total assets of $2.1 billion, total net loans of $1.7 billion, total deposits of $1.6 billion and total shareholders’ equity of $237.0 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally charted thrift organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). Westfield is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. Currently, the Bank has 22 branches and 24 free-standing ATMs, and an additional 24 seasonal or temporary ATMS, serving Hampden -County and Hampshire County in western Massachusetts and northern Connecticut. The Bank also provides a variety of banking services including automated teller machines, telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. Westfield is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank, whereby Chicopee merged with and into Western New England Bancorp, Inc., with Western New England Bancorp, Inc. surviving, and Chicopee Savings Bank merged with and into Westfield Bank, with the Bank surviving, and in conjunction with the acquisition, the name of the holding company was changed to Western New England Bancorp, Inc. The transaction qualified as a tax-free reorganization for federal income tax purposes. Under the terms of the merger agreement, each outstanding share of Chicopee common stock was converted into the right to receive 2.425 shares of WNEB common stock.  The consideration paid in the transaction to shareholders of Chicopee consisted of 11,919,412 shares of our common stock. Based upon the per share closing price of $7.90 on October 21, 2016, the transaction was valued at approximately $98.8 million. As a result of this transaction, we added eight branches, total assets of $716.6 million, total loans of $640.9 million and total deposits of $545.7 million to our franchise.

Subsidiary Activities.

Western New England Bancorp, Inc. has two subsidiaries that are included in the Company’s consolidated financial statements:

●	Westfield Bank: The Company conducts its principal business activities through its wholly owned subsidiary Westfield Bank.

●	WFD Securities, Inc. (“WFD”). WFD is a Massachusetts chartered security corporation, for the primary purpose of holding qualified securities.

Westfield Bank has three wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

●	Elm Street Securities Corporation (“Elm”). Elm is a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities.

●	WB Real Estate Holdings, LLC. (“WB”). WB is a Massachusetts-chartered limited liability company formed for the primary purpose of holding other real estate owned (“OREO”).

●	CSB Colts, Inc. (“CSB Colts”). CSB Colts is a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities. CSB Colts was acquired on October 21, 2016, in conjunction with the acquisition of Chicopee.

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. We operate 22 banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Granby and Enfield, Connecticut. Our banking offices in Granby and Enfield, Connecticut, opened in June 2013 and November 2014, respectively, are our first locations outside of western Massachusetts.  In 2014, we relocated our middle market and commercial real estate lending team to offices in Springfield, Massachusetts.  We operate full-service ATMs at our branch location and we also have 24 free-standing ATM locations in Chicopee, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 24 traveling/seasonal ATMs. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

The markets served by our branches are primarily suburban market areas located in western Massachusetts and two in northern Connecticut. Our middle market commercial lending team is located in Springfield, the Pioneer Valley’s primary urban market. Westfield, Massachusetts, is located near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. The Pioneer Valley of western Massachusetts encompasses the sixth largest metropolitan area in New England.  The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas.

A diversified mix of industry groups also operate within Hampden and Hampshire County, including manufacturing, health care, higher education, wholesale and retail trade and service. The economy of our primary market area has benefited from the presence of large employers such as Baystate Health, Big Y Supermarkets, University of Massachusetts, Mass Mutual Financial Group, Hasbro Games, Peter Pan Bus Lines, Friendly’s Ice Cream Corporation, Sisters of Providence Health Systems, Westover Air Force Base, Westfield-Barnes Regional Airport, Smith and Wesson and Yankee Candle. Other employment and economic activity is provided by financial institutions, nine other colleges and universities, eight other hospitals, and a variety of wholesale and retail trade business. Our market also enjoys a strong tourism business with attractions such as the Eastern States Exposition called the Big E, the largest fair in the northeast, the Basketball Hall of Fame, Six Flags New England and MGM Springfield.

Competition.

The Company faces significant competition to attract and retain customers within existing and neighboring geographic markets. This competition stems from national and larger regional banks, numerous local savings banks, commercial banks, cooperative banks and credit unions which have a large presence in the region. Competition for loans, deposits and cash management services, and investment advisory assets also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic payment and funding channels, internet-based banks and other financial intermediaries.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal laws permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.

At June 30, 2018, which is the most recent date for which data is available from the FDIC, we held approximately 13.0% of the deposits in Hampden County, which was the 4th largest market share out of the 18 banks and thrifts with offices in Hampden County.

Personnel.

As of December 31, 2018, the Company had 257 full-time employees and 63 part-time employees. The employees are not represented by a collective bargaining unit and we believe we have an excellent relationship with our employees.

Lending Activities.

General. The Company’s loan portfolio totaled $1.7 billion, or 79.9% of total assets, at December 31, 2018, compared to $1.6 billion, at 78.1% of total assets, at December 31, 2017.  The Company lends to individuals, business entities, non-profit organizations and professional practices. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

Interest rates on loans may be fixed or variable and variable rate loans may have fixed initial periods before periodic rate adjustments begin. Individual rates offered are dependent on the associated degree of credit risk, term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with the borrower, and may be subject to interest rate floors. Rates are also subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations.

The Company employs a seasoned commercial lending staff, with commercial lenders supporting the Company’s loan growth strategy. The Company contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets. The Company’s internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company’s internal compliance department monitors the residential loan origination activity for regulatory compliance.

The Executive Committee of the Company’s Board of Directors (the “Board”) approves loan relationships exceeding certain prescribed dollar limits as outlined in the Company’s lending policy.

At December 31, 2018, our general regulatory limit on loans to one borrower was $35.3 million. Our largest lending exposure was a $28.8 million commercial lending relationship, of which $19.7 million was outstanding at December 31, 2018. The relationship is primarily secured by commercial real estate located in Springfield, Massachusetts. At December 31, 2018, this relationship was performing in accordance with its original terms.

Commercial Real Estate Loans and Commercial and Industrial Loans.

At December 31, 2018, commercial real estate loans totaled $768.9 million, or 45.4% of total loans, compared to $732.6 million, or 45.1% of total loans, at December 31, 2017.

The Company originates commercial real estate loans throughout its market area for the purpose of acquiring, developing, and refinancing commercial real estate where the property is the primary collateral securing the loan. These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty years. Variable interest rate loans in the commercial real estate loan portfolio have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2018 and December 31, 2017 there were $102.0 million and $84.4 million, respectively, in commercial construction loans included within commercial real estate loans.

At December 31, 2018, our commercial and industrial loan portfolio totaled $243.5 million, or 14.4% of our total loans, compared to $238.5 million, or 14.7% of total loans, at December 31, 2017. Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing and term loans. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Commercial and industrial loans have average repayment periods of one to seven years. Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower.

The largest concentration of commercial loans to an industry was to hotels and accommodation which comprised approximately 4.5% of the commercial loan portfolio inclusive of commercial and industrial owner-occupied real estate loans as of December 31, 2018. At December 31, 2018, our largest commercial and industrial loan relationship was $28.8 million to a college. The loan relationship is secured by business assets and real estate.  At December 31, 2018, this relationship was performing according to its original terms.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

The Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit facilities than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review of the borrower thereafter. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $117.8 million at December 31, 2018 and $83.0 million at December 31, 2017. The Company was servicing commercial loans originated by the Company and participated out to various other institutions totaling $35.4 million and $32.6 million at December 31, 2018 and December 31, 2017, respectively.

Residential Real Estate Loans.

At December 31, 2018 and December 31, 2017, the residential real estate loan portfolio totaled $577.6 million, or 34.1% of total loans, and $557.8 million, or 34.3%, of total loans, respectively. In 2018, the Company did not purchase any residential real estate loans. In 2017 and 2016, the Company purchased residential real estate loans totaling $48.2 million and $108.4 million, respectively.

The Company originates and funds residential real estate loans secured by one-to-four family residential properties primarily located in western Massachusetts and northern Connecticut. Prior to the acquisition of Chicopee in 2016, the Company referred residential real estate borrowers to a third-party mortgage company and substantially all of the residential real estate loans were underwritten, originated and serviced by the third-party. Subsequent to the acquisition of Chicopee, the Company began to process and underwrite all of its originations internally through our Residential Loan Center located in Westfield, MA.

These residential properties may serve as the borrower’s primary residence, or as vacation homes or investment properties. Loans are originated in amounts up to 97% of the lesser of the appraised value or purchase price of the property. Private mortgage insurance is required on all loans with a loan-to-value ratios greater than 80%.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. The Company is an approved seller and servicer with Fannie Mae, Freddie Mac and the FHLB, and an approved Mass Housing Lender.  In order to reduce interest rate risk, at December 31, 2018 and December 31, 2017, the Company serviced $56.6 million and $65.8 million, respectively, in residential loans sold to the secondary market. The servicing rights will continue to be retained on all loans sold. The largest owner-occupied residential real estate loan was $1.4 million and was performing according to its original terms as of December 31, 2018.

Home Equity Loans.

At December 31, 2018 and December 31, 2017, home equity loans totaled $97.2 million, or 5.8% of total loans, and $92.6 million, or 5.7% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

Consumer Loans.

At December 31, 2018, consumer loans totaled $5.2 million, or 0.3%, of total loans and $4.5 million, or 0.3%, of total loans, at December 31, 2017. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve.  Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Commercial	$768,881	45.4%	$732,616	45.1%	$720,741	46.2%	$303,036	37.2%	$278,405	38.5%
Residential	577,641	34.1	557,752	34.3	522,083	33.4	298,052	36.6	237,436	32.8
Home equity	97,238	5.8	92,599	5.7	92,083	5.9	43,512	5.3	40,305	5.6
Total real estate loans	1,443,760	85.3	1,382,967	85.1	1,334,907	85.5	644,600	79.2	556,146	76.9

Other loans
Commercial and industrial	243,493	14.4	238,502	14.7	222,286	14.2	168,256	20.7	165,728	22.9
Consumer	5,203	0.3	4,478	0.3	4,424	0.3	1,534	0.2	1,542	0.2
Total other loans	248,696	14.7	242,980	14.9	226,710	14.5	169,790	20.9	167,270	23.1

Total loans	1,692,456	100.0%	1,625,947	100.0%	1,561,617	100.0%	814,390	100.0%	723,416	100.0%

Premiums and deferred loan fees and costs, net	4,401		4,734		4,867		3,823		1,270
Allowance for loan losses	(12,053)		(10,831)		(10,068)		(8,840)		(7,948)
Total loans, net	$1,684,804		$1,619,850		$1,556,416		$809,373		$716,738

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2018.  The table does not reflect prepayments or scheduled principal amortization.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

At December 31, 2018
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
(In thousands)
Amount due:
Within one year	$87,267	$40,900	$68,893	$112,209	$445	$—	$309,714

After one year:
One to three years	191,792	45,596	796	30,833	722	—	269,739
Three to five years	222,150	50,288	2,200	46,932	2,336	—	323,906
Five to ten years	238,591	75,647	7,338	52,813	205	—	374,594
Ten to twenty years	28,612	52,499	18,011	14	626	—	99,762
Over twenty years	469	312,711	—	692	869	—	314,741
Total due after one year	681,614	536,741	28,345	131,284	4,758	—	1,382,742

Total amount due:	768,881	577,641	97,238	243,493	5,203	—	1,692,456

Net deferred loan origination fees and costs and premiums	(537)	3,759	324	816	39	—	4,401
Allowance for loan losses	(5,260)	(3,043)	(513)	(3,114)	(135)	12	(12,053)

Loans, net	$763,085	$578,357	$97,049	$241,195	$5,107	$12	$1,684,804

The following table presents, as of December 31, 2018, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2019, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$388,456	$148,285	$536,741
Home equity	28,345	—	28,345
Commercial real estate	195,685	485,929	681,614
Total real estate loans	612,486	634,214	1,246,700

Other loans:
Commercial and industrial	123,168	8,116	131,284
Consumer	4,758	—	4,758
Total other loans	127,926	8,116	136,042

Total loans	$740,412	$642,330	$1,382,742

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2018	2017	2016
Loans:	(In thousands)
Balance outstanding at beginning of year	$1,625,947	$1,561,617	$814,390

Originations:
Real estate loans:
Residential	85,216	8,120	3,522
Home equity	40,551	28,109	23,093
Commercial	130,744	110,392	78,396
Total mortgage originations	256,511	146,621	105,011

Commercial and industrial loans	98,635	64,324	75,034
Consumer loans	2,509	2,100	871
Total originations	357,655	213,045	180,916
Purchase of one-to-four family mortgage loans	—	48,205	108,448
	357,665	261,250	289,364

Loans acquired from Chicopee Savings Bank at fair value	—	—	640,892

Less:
Principal repayments, unadvanced funds and other, net	290,040	196,168	183,384
Loan charge-offs (recoveries), net	678	597	(653)
Loans transferred to other real estate owned	—	155	298
Total deductions	290,718	196,920	183,029
Ending balance	$1,692,456	$1,625,947	$1,561,617

Asset Quality.

Maintaining a high level of asset quality continues to be one of the Company’s key objectives. Credit Administration reports directly to the Chief Credit Officer and is responsible for the completion of independent credit analyses for all loans above a specific threshold.

The Company’s policy requires that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on concentration levels, delinquent loans, non-accrual loans, criticized loans and foreclosed real estate, as well as our actions and plans to cure the non-accrual status of the loans and to dispose of the foreclosed property.

The Company contracts with an external loan review company to review the internal risk ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets. The findings are reported to the Chief Credit Officer and the full report is then presented to the Audit Committee.

Potential Problem Loans.

The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan.

All loans risk rated “Special Mention (5)”, “Substandard (6)”, “Doubtful (7)” and “Loss (8)” are listed on the Company’s criticized report and are reviewed by Management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing a loss are partially charged-off or fully charged off. In addition, the Company closely monitors the classified loans for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. At December 31, 2018, criticized loans, inclusive of “adversely classified loans”, totaled $79.9 million, or 4.7% of total loans, compared to $63.6 million, or 3.9% of total loans, at December 31, 2017.

The Company’s adversely classified loans (defined as “Substandard (6)”, “Doubtful (7)” or “Loss (8)”) totaled $49.7 million, or 2.9% of total loans, at December 31, 2018 and $23.9 million, or 1.5%, of total loans, at December 31, 2017. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans totaled $36.5 million, or 2.2% of total loans, at December 31, 2018 and $11.4 million, or 0.7% of total loans, at December 31, 2017. The remaining balance of adversely classified loans were non-accrual loans totaling $13.2 million, or 0.78% of total loans at December 31, 2018 and $12.5 million, or 0.77% of total loans, at December 31, 2017.

Total impaired loans totaled $27.4 million, or 1.6% of total loans, at December 31, 2018 and $27.6 million, or 1.7% of total loans, at December 31, 2017. Total accruing impaired loans totaled $13.9 million and $15.2 million at December 31, 2018 and December 31, 2017, respectively, while non-accrual impaired loans totaled $13.5 million and $12.4 million as of December 31, 2018 and December 31, 2017, respectively.

In management’s opinion, the majority of impaired loan balances at December 31, 2018 and 2017, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at December 31, 2018 and December 31, 2017, impaired loans totaling $27.4 million and $27.6 million, respectively, did not require a specific reserve. Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2018, 2017, 2016, non-accrual loans totaled $13.5 million, or 0.79% of total loans, $12.8 million, or 0.78% of total loans, and $14.1 million, and 0.90% of total loans, respectively. In 2016, we acquired $6.4 million non-accrual loans from Chicopee Bancorp. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $900,000, $749,000 and $535,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the Company carried no OREO balances. At December 31, 2017 and December 31, 2016, OREO balances were $155,000 and $298,000, respectively.

The following table presents information regarding non-performing commercial real estate loans, commercial and industrial term loans, residential real estate loans, consumer loans, and foreclosed real estate as of the dates indicated. All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status unless the loan is well secured and in the process of collection.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual real estate loans:
Residential	$5,856	$5,961	$5,744	$1,470	$1,323
Home equity	391	696	120	—	1
Commercial real estate	4,701	2,959	4,452	3,237	3,257
Total non-accrual real estate loans	10,948	9,616	10,316	4,707	4,581
Other loans:
Commercial and industrial	2,476	3,019	3,714	3,363	4,233
Consumer	60	120	27	10	16
Total non-accrual other loans	2,536	3,139	3,741	3,373	4,249
Total non-performing loans	13,484	12,755	14,057	8,080	8,830
Foreclosed real estate, net	—	155	298	—	—
Total non-performing assets (1)	$13,484	$12,910	$14,355	$8,080	$8,830
Non-performing loans to total loans	0.79%	0.78%	0.90%	0.99%	1.22%
Non-performing assets to total assets	0.64	0.63	0.69	0.60	0.67

(1) Troubled debt restructurings on accrual status not included above totaled $2.4 million, $1.8 million, $2.1 million, $495,000 and $50,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Allowance for Loan Losses.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates. On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. Our methodology for assessing the appropriateness of the allowance consists of a review of the components, which includes a general allowance for non-impaired loans.

The specific valuation allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans and, as applicable, troubled debt restructurings (“TDRs”). A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Impairment is measured on a loan by loan basis for commercial real estate and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Once an impairment has been determined, the Company recognizes the charge-off.

The general allowance is calculated by applying loss factors to outstanding loans by loan type, excluding loans determined to be impaired. As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect our key lending areas, collateral values, loan volumes and concentrations, credit quality trends such as non-performing loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio. For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance for loan losses.

In making its assessment on the adequacy of the allowance for loan losses, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio. Management closely monitors the credit quality of individual delinquent and non-performing relationships, the levels of impaired and adversely classified loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, and any material changes in underwriting criteria, and the strength of the local and national economy, among other factors.

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers. Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in local, regional or national economic conditions, could negatively impact management’s estimate of probable credit losses.

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 0.71% at December 31, 2018 compared to 0.67% at December 31, 2017. The allowance for loan losses to total loans ratio, excluding loans acquired from Chicopee Bancorp, Inc. was 0.98% at December 31, 2018 and 1.01% at December 31, 2017.

Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2018.

The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$10,831	$10,068	$8,840	$7,948	$7,459

Charge-offs:
Residential	(608)	(124)	(115)	(24)	(31)
Commercial real estate	(35)	(292)	(170)	—	(350)
Home equity	(37)	(24)	(42)	(34)	—
Commercial and industrial	(299)	(289)	—	(345)	(787)
Consumer	(171)	(319)	(159)	(73)	(55)
Total charge-offs	(1,150)	(1,048)	(486)	(476)	(1,223)

Recoveries:
Residential	25	122	9	4	1
Commercial real estate	369	142	1,065	—	—
Home equity	2	42	—	4	—
Commercial and industrial	20	81	25	51	121
Consumer	56	64	40	34	15
Total recoveries	472	451	1,139	93	137

Net (charge-offs) recoveries	(678)	(597)	653	(383)	(1,086)

Provision for loan losses	1,900	1,360	575	1,275	1,575

Balance at end of year	$12,053	$10,831	$10,068	$8,840	$7,948

Total loans receivable (1)	$1,692,456	$1,625,947	$1,561,617	$814,390	$723,416

Average loans outstanding	$1,666,266	$1,597,599	$1,013,611	$766,548	$683,064

Allowance for loan losses as a percent of total loans receivable	0.71%	0.67%	0.64%	1.09%	1.10%

Net loans charged-off as a percent of average loans outstanding	0.04	0.04	(0.06)	0.05	0.16

(1) Does not include premiums, deferred costs and fees, or the allowance for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2018			December 31, 2017			December 31, 2016
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$5,260	$5,260	$—	$4,712	$4,712	$—	$4,083	$4,083
Residential real estate:
Residential	—	3,044	3,044	—	2,839	2,839	—	2,433	2,433
Home equity	—	512	512	—	472	472	—	429	429
Commercial and industrial	—	3,114	3,114	—	2,733	2,733	—	3,085	3,085
Consumer	—	135	135	—	71	71	—	38	38
Unallocated	—	(12)	(12)	—	4	4	—	—	—
Total	$—	$12,053	$12,053	$—	$10,831	$10,831	$—	$10,068	$10,068

	December 31, 2015			December 31, 2014
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$3,856	$3,856	$—	$3,705	$3,705
Residential real estate:
Residential	—	2,122	2,122	—	1,755	1,755
Home equity	—	309	309	—	298	298
Commercial and industrial	—	2,485	2,485	—	2,174	2,174
Consumer	—	22	22	—	15	15
Unallocated	—	46	46	—	1	1
Total	$—	$8,840	$8,840	$—	$7,948	$7,948

For the years ended December 31, 2018 and December 31, 2017, the Company recorded a provision of $1.9 million and $1.4 million, respectively, to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2018.

Allocation of Allowance for Loan Losses.

The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2018			December 31, 2017			December 31, 2016
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$5,260	$768,881	45.4%	$4,712	$732,616	45.1%	$4,083	$720,741	46.2%
Real estate mortgage:
Residential	3,044	577,641	34.1	2,839	557,752	34.3	2,433	522,083	33.4
Home equity	512	97,238	5.8	472	92,599	5.7	429	92,083	5.9
Commercial and industrial loans	3,114	243,493	14.4	2,733	238,502	14.7	3,085	222,286	14.2
Consumer loans	135	5,203	0.3	71	4,478	0..3	38	4,424	0.3
Unallocated	(12)	—	—	4	—	—	—	—	—
Total allowances for loan losses	$12,053	$1,692,456	100.00%	$10,831	$1,625,947	100.00%	$10,068	$1,561,617	100.00%

	December 31, 2015			December 31, 2014
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$3,856	$303,036	37.2%	$3,705	$278,405	38.5%
Real estate mortgage:
Residential	2,122	298,052	36.6	1,755	237,436	32.8
Home equity	309	43,512	5.3	298	40,305	5.6
Commercial and industrial loans	2,485	168,256	20.7	2,174	165,728	22.9
Consumer loans	22	1,534	0.2	15	1,542	0.2
Unallocated	46	—	—	1	—	—
Total allowances for loan losses	$8,840	$814,390	100.00%	$7,948	$723,416	100.00%

Loans Acquired with Deteriorated Credit Quality.

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.

Investment Activities.

The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy. The Company’s internal investment policy sets limits as a percentage of the total portfolio, identifies acceptable and unacceptable investment practices, and denotes approved security dealers. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

The Company’s investment portfolio activities are an integral part of the overall asset liability management program of the Company. The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.

The securities in which the Company may invest are limited by regulation. Federally-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities.

As of the balance sheet dates reflected in this annual report, all of the securities within the Company’s investment portfolio were classified as available-for-sale and carried at fair value. Effective January 1, 2018, the Bank adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Consequently, marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

On a quarterly basis, we review securities available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary (“OTTI”).  In estimating OTTI losses for securities available-for-sale, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings.  For all other impaired debt securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit-related other-than-temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes.  Prior to January 1, 2018, marketable equity securities were evaluated for OTTI based upon the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value were reflected in earnings as realized losses.

Management reports investment transactions, portfolio allocation, effective duration, market value at risk and projected cash flows to the Board on a periodic basis. The Board also approves the Company’s ongoing investment strategy.

Restricted Equity Securities.

At December 31, 2018 and 2017, the Company held $14.3 million and $15.1 million, respectively, of FHLB stock. This stock is classified as a restricted investment and carried at cost which management believes approximates the fair value. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At both December 31, 2018 and 2017, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2018.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$23,947	$25,151	$24,381	$43,140	$42,008
State and municipal bonds	2,976	2,944	3,222	3,239	4,117	4,008
Corporate bonds	49,819	48,168	56,084	56,144	50,255	50,317
Total debt securities	77,945	75,059	84,457	83,764	97,512	96,333

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	165,605	159,351	185,769	182,001	184,127	180,136
U.S. government guaranteed mortgage-backed securities	20,089	19,338	16,821	16,254	17,753	17,350
Total mortgage-backed securities	185,694	178,689	202,590	198,255	201,880	197,486

Marketable equity securities:
Mutual funds (1)	—	—	6,727	6,397	6,586	6,296
Total marketable equity securities	—	—	6,727	6,397	6,586	6,296

Total available-for-sale securities	$263,639	$253,748	$293,774	$288,416	$305,978	$300,115

(1) Does not include investments in restricted stock consisting of $14.7 million, $15.6 million and $16.1 million at December 31, 2018, 2017 and 2016, respectively.

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2018 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt securities available-for-sale:
Government-sponsored enterprise obligations	$240	3.74%	$5,000	1.68%	$15,000	2.34%	$5,150	3.00%	$25,150	$23,947	2.34%
State and municipal bonds	—	—	407	3.57	732	3.94	1,597	2.91	2,976	2,944	3.32
Corporate bonds	—	—	35,457	2.99	14,362	3.11	—	—	49,819	48,168	3.02
Total debt securities available-for-sale	240	3.74	40,864	2.83	30,094	2.74	6,747	2.98	77,945	75,059	2.81

Mortgage-backed securities available-for-sale:
Government-sponsored residential mortgage-backed	—	—	17,507	1.96	1,723	2.38	146,375	2.61	165,605	159,351	2.54
U.S. government guaranteed residential mortgage-backed	—	—	—	—	—	—	20,089	2.55	20,089	19,338	2.55
Total mortgage-backed securities available-for-sale	—	—	17,507	1.96	1,723	2.38	166,464	2.61	185,694	178,689	2.54

Total available-for-sale	$240	3.74%	$58,371	2.57%	$31,817	2.73%	$173,211	2.62%	$263,639	$253,748	2.62%

Deposits.

Deposits have traditionally been the principal source of the Company’s funds. The Company offers commercial checking, business and municipal savings accounts, term certificates of deposit (“CDs”), money market and business sweep accounts, and Interest on Lawyers Trust Accounts (“IOLTA’s’). A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest, savings accounts, money market accounts, individual retirement accounts (“IRA”) and time deposits. Terms on time deposits are offered ranging from one month to sixty months. As a member of the FDIC, the Bank’s depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset/liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships. The Company may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of the Company’s asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding.

Core deposits (defined as regular accounts, money market accounts, interest-bearing and noninterest-bearing demand accounts) represented 58.6% of total deposits on December 31, 2018 and 63.0% on December 31, 2017.  At December 31, 2018 and December 31, 2017, time deposits with remaining terms to maturity of less than one year amounted to $443.2 million and $300.5 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2018, 2017 and 2016.

Cash Management Services.

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House (“ACH”) credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2018			2017			2016
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$355,389	22.3%	—%	$311,851	20.7%	—%	$303,993	20.0%	—%
Interest-bearing checking accounts	63,620	4.0	0.46	87,394	5.8	0.39	82,406	5.4	0.46
Regular accounts	118,542	7.4	0.11	140,081	9.3	0.12	149,455	9.9	0.13
Money market accounts	398,396	25.0	0.58	410,223	27.2	0.40	409,274	7.0	0.41
Total core deposit accounts	935,947	58.6	0.29	949,549	63.0	0.23	945,128	62.3	0.24

Time deposits:
Due within the year	443,186	27.7	1.74	300,531	20.0	1.15	321,078	21.2	1.13
Over 1 year through 3 years	190,655	12.0	2.26	213,780	14.2	1.58	199,309	13.1	1.42
Over 3 years	26,205	1.6	1.91	42,222	2.8	1.59	52,556	3.5	1.64
Total time deposit accounts	660,046	41.4	1.90	556,533	37.0	1.35	572,943	37.7	1.28
Total	$1,595,993	100.0%	0.96%	$1,506,082	100.00%	0.65%	$1,518,071	100.00%	0.63%

Time Deposit Maturities.

A summary of time deposits over $250,000 by maturity is as follows:

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$39,272	1.78%	$19,329	0.86%
Over 3 months through 6 months	27,254	1.83	30,812	1.29
Over 6 months through 12 months	68,413	2.18	19,280	1.34
Over 12 months	45,342	2.53	70,572	1.71
Total:	$180,281	2.13%	$139,993	1.45%

Time Deposit Balances by Rates.

A summary of time deposits by maturity is as follows:

	At December 31, 2018
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total

1.00% and under	$43,748	$14,383	$6,751	$3,963	$68,845	10.4%
1.01% to 2.00%	307,474	15,731	14,578	15,152	352,935	53.5
2.01% to 3.00%	91,965	117,788	13,727	7,070	230,550	34.9
3.01% to 4.00%	—	4,444	3,272	—	7,716	1.2
Total	$443,187	$152,346	$38,328	$26,185	$660,046	100.0%

Other Sources of Funds.

As discussed above, deposit gathering has been the Company’s principal source of funds. Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowings.

Total borrowing capacity includes borrowing arrangements at the FHLB and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by a blanket lien on certain qualifying assets, principally the Company’s residential mortgage loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program.

The Company has an overnight Ideal Way line of credit with the FHLB for $9.5 million for the years ended December 31, 2018 and 2017.  Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis.  The outstanding principal is due daily but the portion not repaid will be automatically renewed.  There were no advances outstanding under this line at December 31, 2018 and 2017, respectively.

There were no customer repurchase agreements at December 31, 2018 while there were $11.7 million in customer repurchase agreements at December 31, 2017.  During the three months ended March 31, 2018, customer repurchase agreements were terminated. A customer repurchase agreement is an agreement by us to sell to and repurchase from the customer an interest in specific securities issued by or guaranteed by the U.S. government.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis.  At December 31, 2018 and 2017, we had no advances outstanding under these lines.

Financial Services.

Westfield Bank also provides access to insurance and investment products through Westfield Investment Services. In conjunction with our acquisition of Chicopee in October of 2016, the Company retained a partnership with LPL Financial (“LPL”), a third-party registered broker-dealer, while discontinuing our strategic alliance with the previous service provider, Charter Oak, a division of MassMutual.  Westfield Investment is in the business of helping clients meet all of their financial needs. Westfield Investment representatives provide a broad range of wealth management, investment, insurance and financial planning services and strategic asset management services.

Securities and advisory services are offered through LPL Financial (LPL), a registered investment advisor and broker-dealer (member FINRA/SIPC).  Insurance products are offered through LPL or its licensed affiliates. Westfield Bank and Westfield Investment Services are not registered as a broker-dealer or investment advisor. Registered representatives of LPL offer products and services using Westfield Investment Services, and may also be employees of Westfield Bank.  These products and services are being offered through LPL or its affiliates, which are separate entities from, and not affiliates of, Westfield Bank or Westfield Investment Services.  Securities and insurance offered through LPL or its affiliates are:

Not Insured by FDIC or Any Other Government Agency	Not Bank Guaranteed
Not Bank Deposits or Obligations	May Lose Value

Supervision and Regulation.

The Company and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to savings and loan holding companies and their insured depository institution subsidiaries is intended to protect depositors, the federal deposit insurance fund (the “DIF”), consumers and the U.S. banking system, rather than investors.

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

Overview.

Western New England Bancorp is a separate and distinct legal entity from the Bank.  The Company is a Massachusetts-chartered stock holding company as a registered savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”), as amended, and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator.  In addition, the Federal Reserve Board has enforcement authority over Western New England Bancorp and its non-savings association subsidiaries.  Western New England Bancorp is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.  Western New England Bancorp is traded on the NASDAQ under the ticker symbol, “WNEB,” and is subject to the NASDAQ stock market rules.

Westfield Bank is organized as a federal savings association under the HOLA. The Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (the “OCC”) as its chartering authority and primary federal regulator.  To a limited extent, the Bank is also subject to the supervision and regulation of the FDIC as its deposit insurer.  Financial products and services offered by Western New England Bancorp and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”).  Western New England Bancorp and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws.  The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.  The Bank is a member of the FHLB, and is subject to the rules and requirements of the FHLB.  The subsidiaries of Western New England Bancorp and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

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

Federal Savings and Loan Holding Company Regulation.

Western New England Bancorp is a savings and loan holding company as defined by the HOLA.  In general, the HOLA restricts the business activities of savings and loan holding companies to those permitted for financial holding companies under the Bank Holding Company Act of 1956 as amended (the “BHC Act”).  Permissible businesses activities include banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto,” as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB).  Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

Mergers and Acquisitions.

The HOLA, the federal Bank Merger Act and other federal and state statutes regulate direct and indirect acquisitions of savings associations by savings and loan holding companies or other savings associations. The HOLA requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares of a savings association or its parent holding company and for a company, other than a savings and loan holding company, to acquire 25% or more of any class of voting securities of a savings association or a savings and loan holding company.  Under the Change in Bank Control Act, no person, including a company, may acquire, directly or indirectly, control of an insured depository institution without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

Under the Bank Merger Act, the prior approval of the OCC is required for a federal savings association to merge with another insured depository institution, where the resulting institution is a federal savings association, or to purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the federal bank regulatory agencies must consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, performance records under the Community Reinvestment Act of 1977 (see the section captioned “Community Reinvestment Act of 1977” included elsewhere in this section) and the effectiveness of the subject organizations in combating money laundering.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under generally accepted accounting principles in the United States of America (“GAAP”) are reversed for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using advanced approaches, were permitted to make a one-time permanent election to continue to exclude these items in January 2015.  The Company and the Bank made this election.

Implementation of the deductions and other adjustments to CET1 that began on January 1, 2015, are phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until reaching 2.5% on January 1, 2019.  The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

In November 2017, the FRB finalized a rule extending the currently applicable capital rules for mortgage servicing assets and certain other items for non-advanced approaches institutions, including the treatment of mortgage servicing assets. This rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.

The Company is in compliance with the targeted capital ratios under the Capital Rules at December 31, 2018. The Bank is subject to the Capital Rules on the same phase-in schedule as Western New England Bancorp.  We believe that Western New England Bancorp and the Bank will remain in compliance with the targeted capital ratios as such requirements are phased in.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii)  undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%.  As of December 31, 2018, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

Volcker Rule.

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Western New England Bancorp, to: (i) engage in “proprietary trading” and (ii) invest in or sponsor certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  As of December 31, 2018, Western New England Bancorp is compliant with the Volcker Rule.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2018, we were in compliance with these limitations on loans to one borrower.

Concentrated Commercial Real Estate Lending Regulations.

The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending” reminding banks of the need to engage in risk management practices for commercial real estate lending.

Qualified Thrift Lender Test.

Under federal law, as a federal savings association, the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

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

The Community Reinvestment Act.

The Community Reinvestment Act of 1977 (the “CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the OCC to evaluate the record of each financial institution in meeting such credit needs. The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility. Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the ability to request the Bank’s CRA Performance Evaluation and other various related documents. The Bank received a rating of “Outstanding” on its most recent Community Reinvestment Act examination.

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

The Company and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote fair lending. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010.

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

Enforcement.

The OCC has primary enforcement responsibility over federal savings associations, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to unsafe or unsound practices, and any violation of laws and regulations.

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.  Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2018.  If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

Reserve Requirements.

FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, they may be satisfied in the form of a balance maintained with the Federal Reserve Bank of Boston.

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

Preventing Suspicious Activity.

Under Title III of the USA PATRIOT Act (“Patriot Act”), all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence.  The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. As of May 11, 2018, the Bank must comply with the new Customer Due Diligence Rule, which clarifies and strengthens the existing obligations for identifying new and existing customers and explicitly include risk-based procedures for conducting ongoing customer due diligence. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Western New England Bancorp and the Bank have in place a Bank Secrecy Act and Patriot Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

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

Home Mortgage Disclosure Act (“HMDA”).

On October 15, 2015, pursuant to section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regards to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the “HMDA Rules”). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the CFPB to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule go into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures.

UDAP and UDAAP.

Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

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

The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.  At the 2012 and 2017 Annual Meeting of Shareholders, Western New England Bancorp’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Western New England Bancorp annually. In light of the results, the Western New England Bancorp Board of Directors determined to hold the vote annually.

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

Available Information.

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

An investment in the Company’s common stock is subject to a variety of risks and uncertainties including, without limitation, those set forth below, any of which could cause the Company’s actual results to vary materially from recent results, or from the other forward looking statements that the Company may make from time to time in news releases, annual reports and other written or oral communications. The material risks and uncertainties that management believes may affect the Company are described below. These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business, financial condition and results of operations.

This annual report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and stockholders could lose some or all of their investment.

The Possibility of the Economy’s Return to Recessionary Conditions and the Possibility of Further Turmoil or Volatility in the Financial Markets Would Likely Have an Adverse Effect on the Company’s Business, Financial Position and Results of Operations. The Company continues to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on the Company and on others in the financial services industry. In particular, the Company may face the following risks in connection with the economic or market environment:

●	The Company’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
●	The Company faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.
●	Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.
●	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
●	Competition in banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

Our Loan Portfolio Includes Loans with a Higher Risk of Loss. The Company originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area.  The lending strategy focuses on residential real estate lending as well as servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships.  Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.

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

The Company’s Allowance for Loan Losses May Not be Adequate to Cover Loan Losses, Which Could Have a Material Adverse Effect on the Company’s Business, Financial Condition and Results of Operations. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank are secured, but some loans are unsecured based upon management’s evaluation of the creditworthiness of the borrowers. With respect to secured loans, the collateral securing the repayment of these loans principally includes a wide variety of real estate, and to a lesser extent personal property, either of which may be insufficient to cover the obligations owed under such loans.

Collateral values and the financial performance of borrowers may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates and debt service levels, changes in oil and gas prices, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events, which are beyond the control of the Company. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards might create the impression that a loan is adequately collateralized when in fact it is not. Although the Company may acquire any real estate or other assets that secure defaulted loans through foreclosures or other similar remedies, the amounts owed under the defaulted loans may exceed the value of the assets acquired.

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. The Financial Accounting Standards Board has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January 2020. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

Increases in the Company’s Non-performing Assets Could Adversely Affect the Company’s Results of Operations and Financial Condition in the Future. Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company’s risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company’s FDIC risk based deposit insurance premium rate. The resolution of non-performing assets requires significant time commitments from management and staff. The Company may experience further increases in non-performing loans in the future, and non-performing assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Use of Appraisals in Deciding Whether to Make a Loan Does Not Ensure the Value of the Collateral. In considering whether to make a loan secured by real property or other business assets, the Company generally requires an internal evaluation or independent appraisal of the asset. However, these assessment methods are only an estimate of the value of the collateral at the time the assessment is made, and involve a large degree of estimates and assumptions and an error in fact or judgment could adversely affect the reliability of the valuation. Changes in those estimates resulting from continuing change in the economic environment and events occurring after the initial assessment may cause the value of the assets to decrease in future periods. As future events and their effects cannot be determined with precision, actual values could differ significantly from these estimates. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of assessment, and if a default occurs the Company may not recover the outstanding balance of the loan.

The Company is Subject to Environmental Risks Associated with Real Estate Held as Collateral or Occupied. When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also occupies owned and leased premises where branches and other bank facilities are located. While the Company’s lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company’s expense. The Company may also be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The cost associated with investigation or remediation activities could be substantial and could increase the Company’s operating expenses. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Concentration in Commercial Real Estate Lending is Subject to Heightened Risk Management and Regulatory Review. If a concentration in commercial real estate lending is present, as measured under government banking regulations, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If a concentration is determined to exist, the Company may incur additional operating expenses in order to comply with additional risk management practices and increased capital requirements which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Investment Securities Portfolio is Subject to Credit Risk and Liquidity Risk and Declines in Value in its Investment Securities Portfolio May Require the Company to Record Other-Than-Temporary Impairment (“OTTI”) Charges That Could Have a Material Adverse Effect on the Company’s Results of Operations and Financial Condition.  There are inherent risks associated with the Company’s investment activities, many of which are beyond the Company’s control. These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

If an investment’s value is deemed other than temporarily impaired, then the Company is required to write down the carrying value of the investment which may involve a charge to earnings. The determination of the level of OTTI involves a high degree of judgment and requires the Company to make significant estimates of current market risks and future trends, all of which may undergo material changes. Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

If Dividends Are Not Paid on Our Investment in the FHLB, or if Our Investment is Classified as Other-Than-Temporarily Impaired, Our Earnings and/or Shareholders’ Equity Could Decrease.  As a member of the FHLB, the Company is required to own a minimum required amount of FHLB capital stock, calculated periodically based primarily on its level of borrowings from the FHLB. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value of the FHLB stock. If negative events or deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree. There can be no assurance that FHLB stock dividends will be declared in the future. If either of these were to occur, the Company’s results of operations and financial condition may be adversely affected.

Interest Rate Volatility Could Adversely Affect our Results of Operations and Financial Condition.  The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The re-pricing frequency and magnitude of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. If the interest rates paid on interest-bearing deposits and other liabilities increase at a faster rate or magnitude than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly or steeply than falling interest rates paid on interest-bearing liabilities.

Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition, and Results of Operations.  In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Changes in the Local Economy May Affect our Future Growth Possibilities.  The Company’s success depends principally on the general economic conditions of the primary market areas in which the Company operates. The local economic conditions in these regions have a significant impact on the demand for the Company’s products and services, as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. The Company’s market area is principally located in Hampden and Hampshire Counties, Massachusetts and Hartford and Tolland Counties in northern Connecticut.  The local economy may affect future growth possibilities. The Company’s future growth opportunities depend on the growth and stability of our regional economy and the ability to expand in our market area.

Natural Disasters, Acts of Terrorism and Other External Events Could Harm Our Business. Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition.  Such events could affect the stability of our borrowers to repay outstanding loans and in loss of revenue and/or cause us to incur additional expenses. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

The Company May Not be Able to Attract, Retain or Develop Key Personnel. The Company’s success depends, in large part, on its ability to attract, retain and develop key personnel. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of key personnel or the inability to identify and develop individuals for planned succession to key senior positions within management, or on the board of directors, could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company’s market, years of industry or business experience and the difficulty of promptly finding qualified replacements.

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

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds. The Company has traditionally funded asset growth principally through deposits and borrowings. As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity. The Company’s external wholesale funding sources include borrowing capacity at the FHLB, capacity in the brokered deposit markets, other borrowing arrangements with correspondent banks, as well as accessing the public markets through offerings of the Company’s stock or issuance of debt. If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

We Operate In a Highly-Regulated Environment That is Subject to Extensive Government Supervision and Regulation, Which May Interfere With Our Ability to Conduct Business and May Adversely Impact the Results of our Operations.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is subject to extensive federal and state supervision and regulation that govern nearly all aspects of our operations and can have a material impact on our business.  Federal banking agencies have significant discretion regarding the supervision, regulation and enforcement of banking laws and regulations.

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

If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, memoranda of understanding, and other regulatory enforcement actions.  Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business.  We could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both.  Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above.  The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

The Company’s Capital Levels Could Fall Below Regulatory Minimums. The Company and the Bank are subject to the capital adequacy guidelines of the FRB and the FDIC, respectively. Failure to meet applicable minimum capital ratio requirements (including the capital conservation “buffer” imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions. If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels. The Company’s capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

The Company’s failure to remain “well-capitalized” for bank regulatory purposes could affect customer confidence, restrict the Company’s ability to grow (both assets and branching activity), increase the Company’s costs of funds and FDIC insurance costs, prohibit the Company’s ability to pay dividends on common shares, and its ability to make acquisitions, and have a negative impact on the Company’s business, results of operation and financial conditions, generally. If the Bank ceases to be a “well-capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may be restricted.

The Carrying Value of the Company’s Goodwill Could Become Impaired. In accordance with GAAP, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of goodwill may occur when the estimated fair value of the Company is less than its recorded book value (i.e., the net book value of its recorded assets and liabilities). This may occur, for example, when the estimated fair value of the Company declines due to changes in the assumptions and inputs used in management’s estimate of fair value. A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations. Any write down of goodwill will result in a decrease in net income and, depending upon the magnitude of the charge, could have a material adverse effect on the Company’s financial condition and results of operations.

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

We Face Cybersecurity Risks and Risks Associated With Security Breaches Which Have the Potential to Disrupt Our Operations, Cause Material Harm to Our Financial Condition, Result in Misappropriation of Assets, Compromise Confidential Information and/or Damage Our Business Relationships and Can Provide No Assurance That the Steps We and Our Service Providers Take in Response to These Risks Will Be Effective.  We depend upon data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  We face cybersecurity risks and risks associated with security breaches or disruptions such as those through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common stock, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In the normal course of business, we collect and retain certain personal information provided by our customers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We Continually Encounter Technological Change and The Failure to Understand and Adapt to These Changes Could Hurt Our Business. The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services and technological advances are likely to intensify competition. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Controls and Procedures Could Fail, or Be Circumvented by Theft, Fraud or Robbery.  Management regularly reviews and updates the Company’s internal controls over financial reporting, corporate governance policies, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect theft, fraud or robbery from both internal and external sources. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s internal controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, whether by employees, management, directors, or external elements, or any illegal activity conducted by a Bank customer, could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Third-Party Service Providers. The Company relies on independent firms to provide critical services necessary to conducting its business. These services include, but are not limited to: electronic funds delivery networks; check clearing houses; electronic banking services; investment advisory, management and custodial services; correspondent banking services; information security assessments and technology support services; and loan underwriting and review services. The occurrence of any failures or interruptions of the independent firms’ systems or in their delivery of services, or failure to perform in accordance with contracted service level agreements, for any number of reasons could also impact the Company’s ability to conduct business and process transactions and result in loss of customer business and damage to the Company’s reputation, any of which may have a material adverse effect on the Company’s business, financial condition and results of operation.

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Shareholders’ Value. The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business. Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, cyber-security issues, regulatory compliance, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation. Any damage to the Company’s reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company’s profitability and shareholders’ value.

The Company is Exposed to Legal Claims and Litigation. The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, duties, customer expectations of service levels, in addition to potentially illegal activity (at a federal or state level) conducted by any of our customers, use of technology and patents, operational practices and those of contracted third-party service providers and vendors, and stockholder matters, among others. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to the Company’s operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company’s reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Insurance Coverage May Not be Adequate to Prevent Additional Liabilities or Expenses. The Company maintains insurance policies that provide coverage for various risks at levels the Company deems adequate to provide reasonable coverage for losses. The coverage applies to incidents and events which may impact such areas as: loss of bank facilities; accidental injury or death of employees; injuries sustained on bank premises; cyber and technology attacks or breaches; loss of customer nonpublic personal information; processing of fraudulent transactions; robberies, embezzlement and theft; improper processing of negotiable items or electronic transactions; improper loan underwriting and perfection of collateral, among others. These policies will provide varying degrees of coverage for losses under specific circumstances, and in most cases after related deductible amounts are paid by the Company. However, there is no guarantee that the circumstance of an incident will meet the criteria for insurance coverage under a specific policy, and despite the insurance policies in place the Company may experience a loss incident or event which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

The Trading Volume in the Company’s Common Stock is Less Than That of Larger Companies. Although the Company’s common stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company’s common stock is substantially less than that of larger companies. Given the lower trading volume of the Company’s common stock, significant purchases or sales of the Company’s common stock, or the expectation of such purchases or sales, could cause significant volatility in the price for the Company’s common stock.

The Market Price of the Company’s Common Stock May Fluctuate Significantly, and This May Make it Difficult for Your to Resell Shares of Common Stock Owned by You at Times or at Prices You Find Attractive. The price of the Company’s common stock on the NASDAQ Global Market constantly changes. The Company expects that the market price of its common stock will continue to fluctuate, and the Company cannot give you any assurances regarding any trends in the market prices for its common stock.

The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include the Company’s:

●	past and future dividend practice;
●	financial condition, performance, creditworthiness and prospects;
●	quarterly variations in the Corporation’s operating results or the quality of the Corporation’s assets;
●	operating results that vary from the expectations of management, securities analysts and investors;
●	changes in expectations as to the Corporation’s future financial performance;
●	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Corporation or its competitors;
●	the operating and securities price performance of other companies that investors believe are comparable to the Corporation;
●	future sales of the Corporation’s equity or equity-related securities;
●	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
●	instability in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, budget deficits or sovereign debt level concerns and other geopolitical, regulatory or judicial events.

In addition, the banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues. Although the Company itself may or may not be directly impacted by such issues, the Company’s stock price may vary due to the influence, both real and perceived, of these issues, among others, on the banking industry in general. Investment in the Company’s stock is not insured against loss by the FDIC, or any other public or private entity. As a result, and for the other reasons described in this “Risk Factors” section and elsewhere in this report, if you acquire our common stock, you may lose some or all of your investment.

Shareholder Dilution Could Occur if Additional Stock is Issued in the Future. If the Company’s Board of Directors should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of the Company’s common stock or securities convertible into shares of common stock, such issuances could result in dilution to existing stockholders’ ownership interest. Similarly, if the Board of Directors decides to grant additional stock awards or options for the purchase of shares of common stock, the issuance of such additional stock awards and/or the issuance of additional shares upon the exercise of such options would expose stockholders to dilution.

Changes in Accounting Standards Could Materially Impact the Company’s Financial Condition and Results of Operations. From time to time, the Financial Accounting Standards Board changes the accounting and reporting standards that govern the recording of financial transactions and preparation of financial statements. Future changes may be difficult to implement and may materially impact how the Company records and reports its financial transactions, financial condition, and results of operations and could impact the Company’s business activities and strategy.

Changes in Tax Policies at Both the Federal and State Levels Could Impact the Company’s Financial Condition and Results of Operations. The Company’s financial performance is impacted by federal and state tax laws. Enactment of new legislation, or changes in the interpretation of existing law, may have a material effect on the Company’s financial condition and results of operations. A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The deferred tax asset is measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a reduction in enacted tax rates may result in a decrease in current tax expense and a decrease to the Company’s deferred tax asset, with an offsetting charge to current tax expense. The alternative would occur with an increase to enacted tax rates. In addition, certain tax strategies taken in the past derive their tax benefit from the current enacted tax rates. Accordingly, a change in enacted tax rates may result in a decrease/increase to anticipated benefit of the Company’s previous transactions which in turn, could have a material effect on the Company’s financial condition and results of operations.

The Company’s Financial Condition and Results of Operation Rely in Part on Management Estimates and Assumptions. In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized. These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended. Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and be adversely affected should the assumptions and estimates used be incorrect, or change over time due to changes in circumstances.

The Company Relies on Dividends from the Bank for Substantially All of its Revenue.  The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends paid by the Bank. These dividends are the principal source of funds used to pay dividends on the Company’s common stock and interest and principal on the Company’s subordinated debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. If the Bank, due to its capital position, inadequate net income levels, or otherwise, is unable to pay dividends to the Company, then the Company will be unable to service debt, pay obligations or pay dividends on the Company’s common stock. The OCC also has the authority to use its enforcement powers to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. The Bank’s inability to pay dividends could have a material adverse effect on the Company’s business, financial condition, results of operations and the market price of the Company’s common stock.

BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND THE MARKET PRICE OF THE

COMPANY’S COMMON STOCK.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company currently conducts business through our 22 banking offices, 24 off-site ATMs and 24 seasonal/traveling ATMs. The following table sets forth certain information regarding our properties as of December 31, 2018.  As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $24.6 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2023

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2019

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2022

1500 Main Street Springfield, MA	Leased	2006	2018

1642 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

Location	Ownership	Year Opened	Year of Lease or License Expiration
237 South Westfield Street Feeding Hills, MA	Leased	2009	2023

10 Hartford Avenue Granby, CT	Leased	2013	2020

47 Palomba Drive Enfield, CT	Leased	2014	2024

39 Morgan Road West Springfield, MA	Owned	2005	N/A

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2022

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street	Leased	2008	2027 (1)
South Hadley, MA

1342 Liberty Street Springfield, MA.	Owned	2008	NA

(1) This lease is for the land only, the building is owned by Westfield Bank.

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs:
516 Carew Street Springfield, MA	Tenant at will	2002	NA

1000 State Street Springfield, MA	Tenant at will	2003	NA

788 Memorial Avenue West Springfield, MA	Leased	2006	2020

2620 Westfield Street West Springfield, MA	Leased	2006	2020

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	NA

1342 Liberty Street Springfield, MA	Owned	2001	NA

98 Lower Westfield Road Holyoke, MA	Leased	2010	2020

Westfield State University 577 Western Avenue Westfield, MA
Woodward Center	Leased	2010	2020
Wilson Hall	Leased	2010	2020
Ely Hall	Leased	2010	2020

214 College Highway Southwick, MA	Leased	2010	2020

110 Cherry Street Holyoke, MA	Leased	2018	At will

291 Springfield Street Chicopee, MA	Owned	2015	NA

Springfield Visitors Center 1441 Main Street Springfield, MA	Leased	2018	NA

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2023

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:
1305 Memorial Avenue West Springfield, MA
Better Living Center	Owned	2011	N/A
Better Living Center	Owned	2011	N/A
Better Living Center (Door 6)	Owned	2011	N/A
Big E Coliseum	Owned	2015	N/A
Big E Young Building	Owned	2011	N/A
Big E Mallary Complex	Owned	2011	N/A

627 Randall Road Ludlow, MA	Owned	2015	N/A

229 Exchange Street Chicopee, MA	Owned	2015	N/A

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than routine legal proceedings occurring in the ordinary course of business. Management does not believe resolution of any present litigation will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock is currently listed on the NASDAQ Global Market under the trading symbol “WNEB.”  As of December 31, 2018, there were 28,393,348 shares of the Company’s common stock outstanding by approximately 2,197 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Dividend Policy.

The Company maintains a dividend reinvestment and direct stock purchase plan (the “DRSPP”). The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company’s common stock without brokerage fees, subject to monthly minimums and maximums.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future.

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2018	157,602		10.37	157,602	1,145,091
November 1 - 30, 2018	385,794		10.04	385,794	759,297
December 1 - 31, 2018	517,064	(2)	9.79	507,964	251,333
Total	1,060,460		9.97	1,051,360	251,333

(1)	On January 31, 2017, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock (the “2017 Plan”). The 2017 Plan began March 13, 2017 and as of December 31, 2018 there were 251,333 shares remaining to be purchased under the repurchase program. On March 1, 2019, the Company announced the completion of the 2017 Plan.
(2)	Number includes repurchases of 9,100 shares related to tax obligations for shares of restricted stock that vested on December 31, 2018 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 3, 2019.
(3)	On January 29, 2019, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock (the “2019 Plan”). The 2019 Plan will begin upon the completion of the 2017 Plan.

Subsequent Events.

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP.

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. From the period January 1, 2019 through March 13, 2019, the Company has repurchased 1,492,705 shares of its common stock under the 2017 and 2019 Plans at an average price of $9.92, which resulted in a decrease to shareholders’ equity of $14.8 million.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2013 to December 31, 2018, to the total return by an investor who invested $100.00 in the Russell 2000 Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc. and the Russell 2000 Index

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Western New England Bancorp, Inc.	100.00	101.30	117.78	113.14	157.08	146.93
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K.

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

We have adopted a growth-oriented strategy that continues to focus on increasing commercial lending and residential lending.  Our strategy also calls for increasing deposit relationships, specifically core deposits, and broadening our product lines and services.  We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service.

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area and northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the year ended December 31, 2018 in the context of this strategy.

For the year ended December 31, 2018, net income was $16.4 million, or $0.57 per diluted share, compared to $12.3 million, or $0.41 per diluted share, for the same period in 2017.  The results for the year ended December 31, 2018 showed increases in net interest and dividend income and non-interest income as well as a decrease in the income tax provision, partially offset by an increase in non-interest expense and an increase in the provision for loan losses. The provision for loan losses was $1.9 million for the year ended December 31, 2018, compared to $1.4 million for the year ended December 31, 2017.  The allowance for loan losses was $12.1 million, or 0.71% of total loans, at December 31, 2018 and $10.8 million, or 0.67%, at December 31, 2017. At December 31, 2018, the allowance for loan losses as a percentage of non-performing loans was 89.4%, compared to 84.9% at December 31, 2017. The allowance for loan losses as a percentage of total loans, excluding loans acquired from Chicopee, which were recorded at fair value with no related allowance for loan losses, was 0.98% at December 31, 2018 and 1.01% at December 31, 2017.

Net interest and dividend income increased $618,000, or 1.0%, to $60.0 million for the year ended December 31, 2018, compared to $59.4 million for the year ended December 31, 2017.  Non-interest income increased $732,000, or 8.6%, to $9.2 million for the year ended December 31, 2018, compared to $8.5 million for the same period in 2017 primarily driven by an increase in service charges and fee income and the recognition of BOLI death benefits amounting to $715,000. Non-interest expense increased $1.5 million, or 3.2%, to $46.2 million at December 31, 2018, compared to $44.8 million at December 31, 2017.

General.

Our consolidated results of operations depend primarily on net interest and dividend income.  Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities.  Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities.  Interest-bearing liabilities consist primarily of certificates of deposit and money market accounts, demand deposit accounts and savings account deposits and borrowings from the FHLB.  The consolidated results of operations also depend on the provision for loan losses, non-interest income, and non-interest expense. Non-interest income includes service fees and charges, income on bank-owned life insurance, and gains (losses) on securities. Non-interest expense includes salaries and employee benefits, occupancy expenses, data processing, advertising expense, FDIC insurance assessment, professional fees and other general and administrative expenses.

Critical Accounting Policies.

Our accounting policies are disclosed in Note 1 to our consolidated financial statements.  Given our current business strategy and asset/liability structure, the more critical policies are the allowance for loan losses and provision for loan losses, accounting for non-performing loans and the ability to realize on our net deferred tax assets.  In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on each of these accounting policies is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Senior management has discussed the development and selection of these accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

We must make certain estimates in determining income tax expense for financial statement purposes.  These estimates occur in the calculation of the deferred tax assets and liabilities, which arise from the temporary differences between the tax basis and financial statement basis of our assets and liabilities.  The carrying value of our net deferred tax asset is based on our historic taxable income as well as our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.  Judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors which could result in a change in the assessment of the realization of the net deferred tax asset.

Analysis of Net Interest Income.

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin. The Company reports net interest margin on a tax-equivalent basis (“margin”) throughout this entire annual report.

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2018, 2017 and 2016. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2018			2017			2016
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,666,266	$71,283	4.28%	$1,597,599	$66,619	4.17%	$1,013,611	$40,422	3.99%
Securities(2)	268,614	7,181	2.67	302,246	7,636	2.53	326,011	7,811	2.40
Other investments - at cost	17,453	863	4.94	17,715	678	3.83	15,207	550	3.62
Short-term investments(3)	10,213	175	1.71	19,244	120	0.62	40,552	115	0.28
Total interest-earning assets	1,962,546	79,502	4.05	1,936,804	75,053	3.88	1,395,381	48,898	3.50
Total non-interest-earning assets	134,174			138,241			93,611
Total assets	$2,096,720			$2,075,045			$1,488,992

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$87,072	340	0.39	$86,069	330	0.38	$42,408	147	0.35
Savings accounts	136,428	162	0.12	149,497	179	0.12	90,666	106	0.12
Money market accounts	414,686	1,911	0.46	401,935	1,565	0.39	294,247	1,189	0.40
Time deposits	596,182	9,270	1.55	567,088	6,374	1.12	426,213	5,139	1.21
Total interest-bearing deposits	1,234,368	11,683	0.95	1,204,589	8,448	0.70	853,534	6,581	0.77
Short-term borrowings and long-term debt	277,151	7,295	2.63	300,964	6,197	2.06	260,890	4,704	1.80
Interest-bearing liabilities	1,511,519	18,978	1.26	1,505,553	14,645	0.97	1,114,424	11,285	1.01
Non-interest-bearing deposits	327,868			305,701			193,953
Other non-interest-bearing liabilities	16,653			14,448			16,543
Total non-interest-bearing liabilities	344,521			320,149			210,496
Total liabilities	1,856,040			1,825,702			1,324,920
Total equity	240,680			249,343			164,072
Total liabilities and equity	$2,096,720			$2,075,045			$1,488,992
Less: Tax-equivalent adjustment(2)		(512)			(1,014)			(300)
Net interest and dividend income		$60,012			$59,394			$37,313
Net interest rate spread			2.76%			2.85%			2.47%
Net interest rate spread, on a tax equivalent basis (4)			2.79%			2.91%			2.49%
Net interest margin			3.06%			3.07%			2.67%
Net interest margin, on a tax equivalent basis (5)			3.08%			3.12%			2.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.84%			128.64%			125.21%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.
(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 and 2016 periods. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$2,863	$1,801	$4,664	$23,289	$2,908	$26,197
Investment securities (1)	(850)	395	(455)	(564)	389	(175)
Other investments - at cost	(10)	195	185	91	37	128
Short-term investments	(56)	111	55	(60)	65	5

Total interest-earning assets	1,947	2,502	4,449	22,756	3,399	26,155

Interest-bearing liabilities
Interest-bearing checking accounts	4	6	10	151	32	183
Savings accounts	(16)	(1)	(17)	69	4	73
Money market accounts	50	296	346	435	(59)	376
Time deposits	327	2,569	2,896	1,699	(464)	1,235
Short-term borrowing and long-term debt	(490)	1,588	1,098	723	770	1,493

Total interest-bearing liabilities	(125)	4,458	4,333	3,077	283	3,360
Change in net interest and dividend income	$2,072	$(1,956)	$116	$19,679	$3,116	$22,795

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for the 2018 period and 35% for the 2017 period. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income.

Explanation of Use of Non-GAAP Financial Measurements.

We believe that it is common practice in the banking industry to present interest income and related yield information on tax-exempt loans and securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions.  However, the adjustment of interest income and yields on tax-exempt loans and securities to a tax-equivalent amount is considered a non-GAAP financial measure.  A reconciliation from GAAP to non-GAAP is provided below.

	Twelve Months Ended December 31,
	2018		2017		2016
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$70,795	4.25%	$65,664	4.11%	$40,198	3.97%
Tax-equivalent adjustment (1)	488		955		224
Loans (tax-equivalent basis)	$71,283	4.28%	$66,619	4.17%	$40,422	3.99%

Securities (no tax adjustment)	$7,157	2.66%	$7,577	2.51%	$7,735	2.37%
Tax-equivalent adjustment (1)	24		59		76
Securities (tax-equivalent basis)	$7,181	2.67%	$7,636	2.53%	$7,811	2.40%

Net interest income (no tax adjustment)	$60,012		$59,394		$37,313
Tax-equivalent adjustment (1)	512		1,014		300
Net interest income (tax-equivalent basis)	$60,524		$60,408		$37,613

Interest rate spread (no tax adjustment)		2.76%		2.85%		2.47%
Net interest margin (no tax adjustment)		3.06%		3.07%		2.67%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2018 and 35% for 2017 and 2016.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017.

At December 31, 2018, total assets of $2.1 billion increased $35.8 million, or 1.7%, from December 31, 2017. The balance sheet composition and changes since December 31, 2017 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds (“fed funds”) sold. Cash and cash equivalents totaled $26.8 million, or 1.0% of total assets, at December 31, 2018 and $27.1 million, or 1.0% of total assets, at December 31, 2017. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments.

At December 31, 2018, the investment portfolio of $260.2 million, or 12.3% of total assets, increased $28.3 million, or 9.8%, compared to $288.4 million, or 13.8% of total assets, at December 31, 2017. Available-for-sale securities comprised the majority of the fair value of the portfolio and represented 97.5% of total investments at December 31, 2018 and 100% of total investments at December 31, 2017. The marketable equity securities portfolio totaled $6.4 million at December 31, 2018. At December 31, 2017, all securities were classified as available-for-sale and were carried at fair market value. Effective January 1, 2018, the Bank adopted FASB ASU 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Consequently, marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $14.7 million and $15.6 million at December 31, 2018 and December 31, 2017, respectively.

At December 31, 2018 and 2017, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

Total loans of $1.7 billion represented 79.9%, of total assets, at December 31, 2018, compared to 78.1% of total assets, at December 31, 2017. Total loans increased $66.2 million, or 4.0%, due to an increase in commercial real estate loans of $36.3 million, or 5.0%, an increase in residential real estate loans of $24.5 million, or 3.8%, and an increase in commercial and industrial loans of $5.0 million, or 2.1%. The mix of loans within the loan portfolio remained relatively unchanged with commercial loans and commercial real estate loans combined, representing 60.0% of total loans at December 31, 2018. In order to reduce interest rate risk, the Company currently services $56.6 million in residential loans sold to the secondary market.

Bank Owned Life Insurance (“BOLI”).

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $69.3 million and $68.8 million at December 31, 2018 and 2017, respectively.

Deposits.

At December 31, 2018, total deposits were $1.6 billion, an increase of $89.9 million, or 6.0%, from December 31, 2017. Core deposits, which the Company defines as all deposits except time deposits, decreased $13.6 million, or 1.4%, from $949.5 million, or 63.0% of total deposits, at December 31, 2017, to $935.9 million, or 58.6% of total deposits, at December 31, 2018. Non-interest-bearing deposits increased $43.5 million, or 13.9%, to $355.4 million, money market accounts decreased $11.8 million, or 2.9%, to $398.4 million, and interest-bearing checking accounts decreased $23.8 million, or 27.2%, to $63.6 million. Time deposits increased $103.5 million, or 18.6%, from $556.5 million at December 31, 2017 to $660.0 million at December 31, 2018. Brokered deposits, which are included within time deposits, totaled $23.8 million and $6.9 million at December 31, 2018 and 2017, respectively.

Borrowed Funds.

FHLB borrowings decreased $30.5 million, or 10.2%, from $297.7 million at December 31, 2017 to $267.3 million at December 31, 2018. The cash flow from the investment portfolio was used to pay down FHLB borrowings in 2018.  Customer repurchase agreements decreased $11.7 million, from December 31, 2017. During the three months ended March 31, 2018, the Company eliminated customer repurchase agreements and balances were transferred to the customer’s respective core deposit account.

Shareholder’s Equity.

At December 31, 2018, shareholders’ equity was $237.0 million, or 11.2% of total assets, compared to $247.3 million, or 11.9% of total assets at December 31, 2017. The decrease in shareholders’ equity during the twelve months ended December 31, 2018 reflects $22.8 million for the repurchase of the Company’s shares during the year, the payment of regular cash dividends of $4.6 million and an increase of $1.1 million in accumulated other comprehensive loss offset by net income of $16.4 million.

The Company’s tangible book value per share increased by $0.21, or 2.8%, to $7.78 at December 31, 2018 from $7.57 at December 31, 2017. The Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

Assets under Management.

Total assets under management includes loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company’s consolidated balance sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however, management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of investment advisory and wealth management services. Investment assets under management of $120.5 million, increased $11.3 million, or 10.3%, for the year ended December 31, 2018, from $109.2 million for the year ended December 31, 2017. Loans serviced for others totaled $56.6 million and $65.8 million at December 31, 2018 and 2017, respectively.

Comparison of Operating Results for Years Ended December 31, 2018 and 2017.

General.

For the twelve months ended December 31, 2018, the Company reported net income of $16.4 million, or $0.57 per diluted share, compared to $12.3 million, or $0.41 per diluted share, for the twelve months ended December 31, 2017. Adjusting for favorable purchase accounting amortization of $1.1 million for the twelve months ended December 31, 2018 and $2.4 million for the twelve months ended December 31, 2017, respectively, net income was $15.1 million and $12.5 million, respectively.

Net Interest Income and Net Interest Margin.

Net interest income increased $618,000, or 1.0%, from $59.4 million for the twelve months ended December 31, 2017 to $60.0 million for the twelve months ended December 31, 2018. The increase in net interest income was primarily due to an increase in interest and dividend income of $5.0 million, or 6.7%, partially offset by an increase in interest expense of $4.3 million, or 29.6%, from the twelve months ended December 31, 2017. The increase in interest expense was due to an increase in interest expense on deposits of $3.2 million, or 38.3%, and an increase in interest expense on borrowings of $1.1 million, or 17.7%, for the twelve months ended December 31, 2018.  Excluding favorable purchase accounting adjustments of $1.1 million and prepayment penalties of $328,000 during the twelve months ended December 31, 2018 and $2.4 million in favorable purchase accounting adjustments during the twelve months ended December 31, 2017, net interest income increased $1.6 million, or 2.8%.

The fully taxable equivalent net interest margin decreased 4 basis points from 3.12% for the twelve months ended December 31, 2017 to 3.08% for the twelve months ended December 31, 2018. During the twelve months ended December 31, 2018 and December 31, 2017, favorable purchase accounting adjustments related to the Chicopee acquisition increased net interest income by $1.1 million and $2.4 million, respectively. The twelve months ended December 31, 2018 also included prepayment penalties of $328,000. Excluding these items, the adjusted net interest margin for the twelve months ended December 31, 2018 was 3.01% compared to 2.99% for the twelve months ended December 31, 2017. The reduction in the statutory federal income tax rate from 35% for the twelve months ended December 31, 2017 to 21% for twelve months ended December 31, 2018 negatively impacted the net interest margin and resulted in a three basis point decline in the fully tax equivalent net interest margin over the same period.

The average asset yield increased 17 basis points from 3.88% for the twelve months ended December 31, 2017 to 4.05% for the twelve months ended December 31, 2018. The average cost of funds increased 29 basis points from 0.97% for the twelve months ended December 31, 2017 to 1.26% for the twelve months ended December 31, 2018. The average cost of time deposits increased 43 basis points from 1.12% for the twelve months ended December 31, 2017 to 1.55% for the twelve months ended December 31, 2018. Excluding the favorable purchase account adjustments on time deposits of $278,000 and $892,000 during the twelve months ended December 31, 2018 and December 31, 2017, respectively, the cost of deposits increased 19 basis points from 0.78% during the twelve months ended December 31, 2017 to 0.97% during the twelve months ended December 31, 2018, respectively. The average cost of borrowings increased 57 basis points from 2.06% for the twelve months ended December 31, 2017 to 2.63% for the twelve months ended December 31, 2018.

Average interest-earning assets increased $25.7 million, or 1.3%, to $2.0 billion for the twelve months ended December 31, 2018. The increase in average interest-earning assets was due to an increase in average loans of $68.7 million, or 4.3%, partially offset by the decrease in average investments of $33.6 million, or 11.1%, and a decrease in short-term investments of $9.0 million, or 46.9%.

Average FHLB borrowings decreased $9.2 million, or 3.3%, from $282.7 million for the twelve months ended December 31, 2017 to $273.5 million for the twelve months ended December 31, 2018. In order to manage interest rate risk, during the twelve months ended December 31, 2018, average long-term FHLB borrowings of $207.5 million increased $82.0 million, or 65.3%, from $125.5 million for the twelve months ended December 31, 2017, as short-term borrowings decreased $91.1 million, or 58.0%, during the same period. New long-term borrowings were used to replace a portion of our short-term borrowings that matured over the twelve month period ending December 31, 2018 in order to manage funding costs in a rising rate environment.

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

The provision for loan losses of $1.9 million increased $540,000, or 39.7%, for the twelve months ended December 31, 2018 compared to $1.4 million for the twelve months ended December 31, 2017. The Company recorded net charge-offs of $678,000 for the twelve months ended December 31, 2018, as compared to net charge-offs of $597,000 for the twelve months ended December 31, 2017. The increase in the provision for loan losses was primarily due to loan growth which resulted in increased general reserves.  The primary driver was an increase in commercial real estate loans of $36.3 million, or 5.0%, from $732.6 million at December 31, 2017 to $768.9 million at December 31, 2018.

The allowance for loan losses as a percentage of total loans was 0.71% at December 31, 2018, compared to 0.66% at December 31, 2017. At December 31, 2018, the allowance for loan losses as a percentage of non-performing loans was 89.4%, compared to 84.9% at December 31, 2017. The allowance for loan losses as a percentage of total loans, excluding loans acquired from Chicopee, which were recorded at fair value with no related allowance for loan losses, was 0.98% at December 31, 2018 and 1.01% at December 31, 2017.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2018, non-interest income of $9.2 million increased $732,000, or 8.6%, compared to $8.5 million for the twelve months ended December 31, 2017. During the twelve months ended December 31, 2018, non-interest income included the recognition of $715,000 in BOLI death benefits. Excluding the BOLI death benefits, non-interest income increased of $17,000, or 0.2%. The increase was primarily due to an increase in service charges and fees of $548,000, or 8.6%, and an increase of $39,000 on the gain on the sale of OREO, partially offset by $281,000 in realized securities losses primarily due to the amortization of the remaining premium on a bond which was paid in full prior to its final maturity, $142,000 in unrealized losses on the Company’s marketable equity securities portfolio due to the adoption of Accounting Standards Update (“ASU”) No. 2016-01 in 2018, and a decrease in other income of $96,000.

Non-Interest Expense.

For the twelve months ended December 31, 2018, non-interest expense increased $1.5 million, or 3.2%, to $46.2 million, or 2.21% of average assets, compared to $44.8 million, or 2.16% of average assets for the twelve months ended December 31, 2017. Excluding merger-related expenses of $526,000, non-interest expense increased $1.9 million, or 4.3%, from $44.3 million for the twelve months ended December 31, 2017 to $46.2 million for the twelve months ended December 31, 2018. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $551,000, or 2.2%, an increase in data processing of $266,000, or 11.2%, an increase in professional fees of $251,000, or 9.8%, an increase in occupancy expense of $200,000, or 5.3%, an increase in advertising expense of $99,000, or 7.6%, an increase in furniture and equipment of $28,000, or 1.8%, and an increase in other expenses of $598,000, or 9.0%. The increase in professional fees of $251,000, or 9.8%, was primarily due to $309,000 in legal fees associated with a previously charged-off loan from 2010 which resulted in the recovery of $300,000 during the twelve months ended December 31, 2018. The Company intends to continue to pursue legal remedies against the principals for recovery, but there can be no assurance that these efforts will result in significant recoveries.  The other increases noted are primarily related to the continued growth of the Company and related infrastructure.

Income Taxes.

The effective tax rate for the twelve months ended December 31, 2018 and December 31, 2017 was 22.3% and 43.4%, respectively. The higher effective tax rate for the twelve months ended December 31, 2017 was primarily due to a one-time, non-cash DTA write-down of $4.0 million due to the Tax Act, partially offset by tax benefits of $1.8 million in connection with a reversal of a deferred tax valuation allowance and the exercise of stock options recorded during the twelve months ended December 31, 2017. Excluding the one-time charge of $4.0 million, the effective tax rate for the twelve months ended December 31, 2017 was 25.0%.

Liquidity and Capital Resources.

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

At December 31, 2018 and December 31, 2017, outstanding borrowings from the FHLB were $267.3 million and $297.8 million, respectively. At December 31, 2018, we had $218.3 million in available borrowing capacity with the FHLB.  We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank.  At December 31, 2018 and 2017, we did not have an outstanding balances under these lines.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

A summary of lease obligations, borrowings and credit commitments at December 31, 2018 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(Dollars in thousands)
Lease Obligations
Operating lease obligations(1)	$1,128	$1,910	$1,587	$4,340	$8,965

Borrowings and Debt
Federal Home Loan Bank	141,141	116,035	9,461	631	267,268

Credit Commitments
Available lines of credit	183,700	—	—	75,309	259,009
Other loan commitments	65,525	29,296	3,030	687	98,538
Letters of credit	9,759	617	301	693	11,370
Total credit commitments	258,984	29,913	3,331	76,689	368,917

Other Obligations
Vendor Contracts	3,356	6,712	6,712	3,907	20,687
Total Obligations	$404,609	$154,570	$21,091	$85,567	$665,837

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2018, we originated $357.7 million in loans, compared to $213.0 million in 2017.  The purchases of securities totaled $16.9 million for the year ended December 31, 2018 and $67.2 million for the year ended December 31, 2017. At December 31, 2018, the Company had approximately $109.9 million in loan commitments and letters of credit to borrowers and approximately $259.0 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors.  At December 31, 2018, time deposit accounts scheduled to mature within one year totaled $443.2 million.  Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit.  We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2018, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 12, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

We do not anticipate any material capital expenditures during the calendar year 2019, except in pursuance of the Company’s strategic initiatives.  The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, other than noted above and in Note 15, Commitments and Contingencies, to our consolidated financial statements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Management of Market Risk.

As a financial institution, our primary market risk is interest rate risk since substantially all transactions are denominated in U.S. dollars with no direct foreign exchange or changes in commodity price exposure.  Fluctuations in interest rates will affect both our level of income and expense on a large portion of our assets and liabilities.  Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities.

The Company’s interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down and control variations in the market value of assets, liabilities and net worth as interest rates vary. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, net interest income will remain within an acceptable range.

In order to achieve the Company’s objectives of managing interest rate risk, the Asset and Liability Management Committee (“ALCO”) meets periodically to discuss and monitor the market interest rate environment relative to interest rates that are offered on our products. ALCO presents quarterly reports to the Board of Directors which includes the Company’s interest rate risk position and liquidity position.

The Company’s primary source of funds are deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest-bearing checking accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

●	maintaining the diversity of our existing loan portfolio through residential real estate loans, commercial and industrial loans and commercial real estate loans;

●	emphasizing investments with an expected average duration of five years or less; and

●	when appropriate, using interest rate swaps to manage the interest rate position of the balance sheet.

In 2018, cash flows from investment securities were used to pay down high cost FHLB borrowings and fund loan growth. The Company continues its emphasis on growing commercial loans which typically have variable interest rates and shorter maturities than residential loans.

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

The Company’s liquidity sources are vulnerable to various uncertainties beyond our control.  Loan amortization and investment cash flows are a relatively stable source of funds, while loan and investment prepayments and calls, as well as deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by pledging activities, general market interest rates and unforeseen market conditions. Our financial condition is affected by our ability to borrow at attractive rates, retain deposits at market rates and other market conditions. We consider our sources of liquidity to be adequate to meet expected funding needs and also to be responsive to changing interest rate markets.

Interest Rate Risk.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated balance sheet, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one and two-year horizon, assuming no balance sheet growth.

The repricing and/or new rates of assets and liabilities moved in tandem with market rates.  However, in certain deposit products, the use of data from a historical analysis indicated that the rates on these products would move only a fraction of the rate change amount.  Pertinent data from each loan account, deposit account and investment security was used to calculate future cash flows. The data included such items as maturity date, payment amount, next repricing date, repricing frequency, repricing index, repricing spread, caps and floors.  Prepayment speed assumptions were based upon the difference between the account rate and the current market rate. We also evaluate changes in interest rate sensitivity under various scenarios including but not limited to nonparallel shifts in the yield curve, variances in prepayment speeds and variances to correlations of instrument rates to market indexes.

The table below shows our net interest income sensitivity analysis reflecting the following changes to net interest income for the first and second years of the simulation model.  The analysis assumes no balance sheet growth, a parallel shift in interest rates, and all rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the simulation horizon.

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2018	At December 31, 2017
1 – 12 Months
+200 basis points	-3.5%	-4.9%
-100 basis points	0.1%	-2.5%
-200 basis points	-0.8%	N/A(1)

13 – 24 Months
+200 basis points	-7.7%	-5.5%
-100 basis points	1.4%	-4.7%
-200 basis points	-1.8%	N/A(1)

(1) The down 200 basis points scenario for 2017 is not presented due to certain market rates being below 200 basis points.

The preceding sensitivity analysis does not represent a forecast of net interest income, nor do the calculations represent any actions that management may undertake in response to changes in interest rates. They should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Periodically, if deemed appropriate, we may use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate exposure to interest rate movements. The Board of Directors has approved hedging policy statements governing the use of these instruments. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.  As of December 31, 2018, we had interest rate swap agreements with a total notional of $35.0 million.

Recent Accounting Pronouncements.

Refer to Note 1 to our consolidated financial statements for a summary of the recent accounting pronouncements.

Impact of Inflation and Changing Prices.

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with GAAP.  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk,” for a discussion of quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-49 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and Subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Financial Statements of the Company and our report dated March 13, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2019

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information included in the Proxy Statement is incorporated herein by reference: “Information About Our Board of Directors,” “Information about Our Executive Officers,” “Information About the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information included in the Proxy Statement is incorporated herein by reference: “Compensation Committee Interlocks,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive and Director Compensation Tables.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following information included in the Proxy Statement is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following information included in the Proxy Statement is incorporated herein by reference: “Transactions with Related Persons” and “Board of Directors Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information included in the Proxy Statement is incorporated herein by reference: “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements

Reference is made to our consolidated financial statements and accompanying notes included in Item 8 of Part II hereof.

(a)(2)	Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
10.1*	Form of Employee Stock Ownership Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the SEC on November 8, 2011).
10.2*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.3*	The 401(k) Plan adopted by Westfield Bank (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-73132) filed with the SEC on April 28, 2006).
10.4*	Amendment to the 401(k) Plan adopted by Westfield Bank (incorporated by reference to Exhibit 10.11 of the Form 8-K filed with the SEC on July 13, 2006).
10.5*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.6*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).
10.7*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.9	Agreement between Westfield Bank and Village Mortgage Company (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of the Registration Statement No. 333-137024 on Form S-1 filed with the SEC on August 31, 2006).
10.10*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.11*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.12*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).
10.13*	Employment Agreement between Gerald P. Ciejka and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).
10.14*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.15*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.16*	Employment Agreement between William J. Wagner and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.17*	Employment Agreement between William J. Wagner and Westfield Bank (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.18*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on Feburary 8, 2018).
10.19*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on Feburary 8, 2018).
10.20*	Employment Agreement between Louis Gorman, III and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 23, 2018).
10.21*	Employment Agreement between Louis Gorman, III and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on March 23, 2018).
10.22*	2002 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on May 24, 2002).
10.23*	Amendment to the 2002 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on April 25, 2003).
10.24*	2002 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on May 24, 2002).
10.25*	Amendment to the 2002 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 25, 2003).
10.26*	2007 Stock Option Plan (incorporated by reference to Appendix A of the Schedule 14A filed with the SEC on June 18, 2007).
10.27*	Amendment to the 2007 Stock Option Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on April 14, 2008).
10.28*	2007 Recognition and Retention Plan (incorporated by reference to Appendix B of the Schedule 14A filed with the SEC on June 18, 2007).
10.29*	Amendment to the 2007 Recognition and Retention Plan (incorporated by reference to Appendix C of the Schedule 14A filed with the SEC on April 14, 2008).
10.30*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).
10.31*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).
21.1	Subsidiaries of Western New England Bancorp, Inc.
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2019.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Guida R. Sajdak	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Guida R. Sajdak

/s/ Christos A. Tapases	Chairman of the Board
Christos A. Tapases

/s/ William J. Wagner	Vice-Chairman of the Board
William J. Wagner

/s/ Laura Benoit	Director
Laura Benoit

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Gary G. Fitzgerald	Director
Gary G. Fitzgerald

/s/ William D. Masse	Director
William D. Masse

/s/ Lisa G. McMahon	Director
Lisa G. McMahon

Name	Title

/s/ Gregg F. Orlen	Director
Gregg F. Orlen

/s/ Paul C. Picknelly	Director
Paul C. Picknelly

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

/s/ Kevin M. Sweeney	Director
Kevin M. Sweeney

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Western New England Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2019 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2019

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$20,616	$21,607
Federal Funds Sold	1,246	322
Interest-bearing deposits and other short-term investments	4,927	5,203
Cash and cash equivalents	26,789	27,132

Securities available-for-sale, at fair value	253,748	288,416
Marketable equity securities, at fair value	6,408	-
Federal Home Loan Bank stock and other restricted stock , at cost	14,695	15,553
Loans, net of allowance for loan losses of $12,053 and $10,831 at December 31, 2018 and 2017, respectively	1,684,804	1,619,850
Premises and equipment, net	24,624	23,500
Accrued interest receivable	5,652	5,946
Bank-owned life insurance	69,252	68,762
Deferred tax asset, net	9,872	8,784
Goodwill	12,487	12,487
Core deposit intangible	3,688	4,063
Other real estate owned	—	155
Other assets	6,803	8,422
Total Assets	$2,118,822	$2,083,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$355,389	$311,851
Interest-bearing	1,240,604	1,194,231
Total deposits	1,595,993	1,506,082

Short-term borrowings	59,250	144,650
Long-term debt	208,018	164,786
Securities pending settlement	221	304
Other liabilities	18,311	19,967
Total liabilities	1,881,793	1,835,789

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 28,393,348 shares issued and outstanding at December 31, 2018; 30,487,309 shares issued and outstanding at December 31, 2017	284	305
Additional paid-in capital	182,096	203,527
Unearned compensation - ESOP	(5,171)	(5,786)
Unearned compensation - Equity Incentive Plan	(872)	(791)
Retained earnings	74,108	62,578
Accumulated other comprehensive loss	(13,416)	(12,552)
TOTAL SHAREHOLDERS’ EQUITY	237,029	247,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,118,822	$2,083,070

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest and dividend income:
Residential and commercial real estate loans	$57,647	$53,733	$32,562
Commercial and industrial loans	12,801	11,587	7,431
Consumer loans	347	344	205
Debt securities, taxable	6,920	7,333	7,387
Debt securities, tax-exempt	85	104	168
Equity securities	152	140	180
Other investments	863	678	550
Short-term investments	175	120	115
Total interest and dividend income	78,990	74,039	48,598

Interest expense:
Deposits	11,683	8,448	6,581
Long-term debt	4,380	2,261	2,266
Short-term borrowings	2,915	3,936	2,438
Total interest expense	18,978	14,645	11,285
Net interest and dividend income	60,012	59,394	37,313

Provision for loan losses	1,900	1,360	575
Net interest and dividend income after provision for loan losses	58,112	58,034	36,738

Non-interest income (loss):
Service charges and fees	6,937	6,389	4,181
Income from BOLI	1,825	1,824	1,558
Loss on prepayment of borrowings	—	—	(915)
Gain on bank-owned life insurance death benefit	715	—	—
(Loss) gain on available-for-sale securities, net	(281)	52	1,139
Gain on sale of OREO	48	9	—
Unrealized losses on marketable equity securities	(142)	—	—
Other income	131	227	8
Total non-interest income	9,233	8,501	5,971

Non-interest expense:
Salaries and employees benefits	25,982	25,431	17,386
Occupancy	3,974	3,774	2,587
Furniture and equipment	1,561	1,533	1,084
Data processing	2,638	2,372	1,696
Professional fees	2,810	2,559	2,177
FDIC insurance assessment	603	620	716
Merger related expenses	—	526	4,051
Advertising	1,395	1,296	910
Other expenses	7,274	6,676	4,699
Total non-interest expense	46,237	44,787	35,306
Income before income taxes	21,108	21,748	7,403
Income tax provision	4,700	9,428	2,569
Net income	$16,408	$12,320	$4,834

Earnings per common share:
Basic earnings per share	$0.57	$0.41	$0.25
Weighted average shares outstanding	28,886,904	29,858,984	19,707,948
Diluted earnings per share	$0.57	$0.41	$0.24
Weighted average diluted shares outstanding	29,029,394	30,026,638	19,803,744

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$16,408	$12,320	$4,834
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available-for-sale securities	(4,814)	557	(2,381)
Reclassification adjustment for net losses (gains) realized in income (1)	281	(52)	(1,139)
Amortization of net unrealized loss on held-to-maturity securities (2)	—	—	26
Net unrealized loss upon transfer of held-to-maturity to available for sale (3)	—	—	2,288
Unrealized (losses) gains on securities	(4,533)	505	(1,206)
Tax effect	938	(22)	413
Net-of-tax amount	(3,595)	483	(793)

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	442	31	(1,126)
Reclassification adjustment for loss realized in interest expense (4)	452	970	619
Reclassification adjustment for termination fee realized in interest expense (5)	1,068	1,068	956
Unrealized gains on cash flow hedges	1,962	2,069	449
Tax effect	(551)	(305)	(152)
Net-of-tax amount	1,411	1,764	297

Defined benefit pension plan:
Gains (losses) arising during the period	1,328	(663)	(1,906)
Amortization of defined benefit plans actuarial loss(6)	177	124	109
Unrecognized actuarial gains (losses) defined benefit plan	1,505	(539)	(1,797)
Tax effect	(422)	527	610
Net-of-tax amount	1,083	(12)	(1,187)

Other comprehensive (loss) income	(1,101)	2,235	(1,683)

Comprehensive income	$15,307	$14,555	$3,151

(1)	Realized gains realized on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains were $(9,000), $21,000 and $387,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	Amortization of net unrealized gains and losses on held-to-maturity securities is recognized as a component of interest income on debt securities. Income tax effects associated with the reclassification adjustments were $(9,000) for the year ended December 31, 2016.
(3)	Income tax effects associated with the reclassification adjustments upon transfer of held-to-maturity to available-for-sale were $790,000 for the year ended December 31, 2016.
(4)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $127,000, $396,000 and $210,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
(5)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustment were $300,000, $436,000 and $325,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
(6)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $50,000, $51,000 and $37,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2015	18,267,747	$183	$108,210	$(6,952)	$(313)	$49,316	$(10,978)	$139,466
Comprehensive income (loss)	—	—	—	—	—	4,834	(1,683)	3,151
Common stock held by ESOP committed to be released (79,082 shares)	—	—	96	534	—	—	—	630
Share-based compensation - equity incentive plan	—	—	—	—	262	—	—	262
Excess tax benefit from equity incentive plan	—	—	12	—	—	—	—	12
Acquisition of Chicopee Bancorp	12,469,334	125	98,386	—	—	—	—	98,511
Retirement of Chicopee Bancorp ESOP	(519,922)	(5)	(4,102)	—	—	—	—	(4,107)
Premium to equity for rollover of Chicopee Bancorp options	—	—	2,864	—	—	—	—	2,864
Retirement of WNEB stock previously owned by Chicopee Bancorp	(30,000)	—	(236)	—	—	—	—	(236)
Common stock repurchased	(201,296)	(2)	(1,831)	—	—	—	—	(1,833)
Issuance of common stock in connection with stock option exercises	331,628	2	1,969	—	—	—	—	1,971
Issuance of common stock in connection with equity incentive plan	62,740	1	484	—	(485)	—	—	—
Excess tax benefits in connection with stock option exercises	—	—	144	—	—	—	—	144
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(2,439)	—	(2,439)
BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Adoption of ASU 2018-02 (see Note 13)	—	—	—	—	—	2,126	(2,126)	—
Comprehensive income	—	—	—	—	—	12,320	2,235	14,555
Common stock held by ESOP committed to be released (93,679 shares)	—	—	326	632	—	—	—	958
Share-based compensation - equity incentive plan	—	—	—	—	649	—	—	649
Common stock repurchased	(903,813)	(9)	(9,154)	—	—	—	—	(9,163)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(3,579)	—	(3,579)
BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income (loss)	—	—	—	—	—	16,408	(1,101)	15,307
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	345	615	—	—	—	960
Common stock repurchased	(2,198,376)	(22)	(22,815)	—	—	—	—	(22,837)
Share-based compensation - equity incentive plan	—	—	—	—	845	—	—	845
Issuance of common stock in connection with stock option exercises	18,975	—	114	—	—	—	—	114
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid ($0.16 per share)	—	—	—	—	—	(4,641)	—	(4,641)
BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$16,408	$12,320	$4,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	1,360	575
Depreciation and amortization of premises and equipment	2,055	1,965	1,429
Accretion of purchase accounting adjustments, net	(1,094)	(2,373)	(194)
Amortization of core deposit intangible	375	375	73
Net amortization of premiums and discounts on securities and mortgage loans	2,417	3,181	3,447
Net amortization of premiums on modified debt	—	—	60
Share-based compensation expense	845	649	262
ESOP expense	960	958	630
Excess tax benefits from equity incentive plan	—	—	(12)
Excess tax benefits in connection with stock option exercises	—	—	(144)
Change in unrealized loss on equity securities	142	—	—
Net loss (gain) on sales of securities	281	(52)	(1,139)
Net gain on sales of other real estate owned	(48)	(9)	—
Loss on prepayment of borrowings	—	—	915
Deferred income tax (benefit) expense	(796)	7,342	274
Income from bank-owned life insurance	(1,825)	(1,824)	(1,558)
Gain on bank-owned life insurance death benefit	(715)	—	—
Net change in:
Accrued interest receivable	294	(164)	(464)
Other assets	1,628	(3,549)	(1,564)
Other liabilities	1,811	(1,318)	(6,494)
Net cash provided by operating activities	24,638	18,861	930
INVESTING ACTIVITIES:
Securities, held-to-maturity:
Proceeds from calls, maturities, and principal collections	—	—	6,836
Securities, available-for-sale:
Purchases	(16,896)	(67,246)	(87,246)
Proceeds from sales	12,470	22,453	136,829
Proceeds from calls, maturities, and principal collections	25,060	53,915	59,112
Purchase of residential mortgages	—	(48,205)	(108,448)
Loan originations and principal payments, net	(66,263)	(15,658)	1,196
Net cash acquired from acquisition of Chicopee Bancorp	—	—	23,808
Redemption of Federal Home Loan Bank of Boston stock	858	571	3,126
Proceeds from sale of other real estate owned	203	410	—
Purchases of premises and equipment	(3,327)	(2,212)	(1,487)
Proceeds from sale of premises and equipment	100	—	20
Proceeds from payout on bank-owned life insurance	2,050	—	—
Net cash (used in) provided by investing activities	(45,745)	(55,972)	33,746
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	90,189	(11,097)	72,270
Net change in short-term borrowings	(85,400)	(27,701)	38,944
Repayment of long-term debt	(69,578)	(21,185)	(89,933)
Proceeds from long-term debt	113,000	61,420	2,264
Cash dividends paid	(4,641)	(3,579)	(2,439)
Common stock repurchased	(22,920)	(9,314)	(1,378)
Issuance of common stock in connection with stock option exercises	114	5,465	1,971
Excess tax benefits from equity incentive plan	—	—	12
Excess tax benefits in connection with stock option exercises	—	—	144
Net cash provided by (used in) financing activities	20,764	(5,991)	21,855

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(343)	(43,102)	56,531
Beginning of year	27,132	70,234	13,703
End of year	$26,789	$27,132	$70,234

Supplemental cash flow information:
Securities reclassified from held-to-maturity to available-for-sale	$—	$—	$(232,817)
Net change in due to broker for common stock repurchased	(83)	(151)	455
Loans transferred to other real estate owned	—	258	298
In connection with the purchase acquisition detailed in Note 1 to the audited consolidated financial statements:
Fair value of non-cash assets acquired	$—	$—	$674,529
Goodwill and core deposit intangibles	—	—	18,258
Fair value of liabilities assumed	—	—	617,803
Value of common shares issued	—	—	98,792

See the accompanying notes to consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits.  The Bank operates 22 banking offices in western Massachusetts and northern Connecticut, and its primary sources of revenue is interest income from loans as well as interest income from investment securities.

Wholly-owned Subsidiaries and Acquisition. Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts chartered securities corporations, formed for the primary purpose of holding qualified securities.  WB Real Estate Holdings, LLC, is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank.

On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank. The acquisition added eight full-service banking offices located in western Massachusetts. The primary purpose of the acquisition with Chicopee was to expand our presence in western Massachusetts and diversify our market area.  The transaction qualified as a tax-free reorganization for federal income tax purposes.  The consideration paid in the transaction to Chicopee’s shareholders consisted of 11,919,412 shares of common stock of the Company, net of shares of Chicopee already owned, and shares of Chicopee’s ESOP were liquidated to pay off the ESOP loan. Based upon the per share closing price on October 21, 2016, of $7.90, the transaction was valued at approximately $98.8 million. As a result of this transaction, we added eight branches, total assets of $716.6 million, total loans of $640.9 million and total deposits of $545.7 million to our franchise.

We accounted for the transaction using the acquisition method. Additionally, our results of operations include Chicopee’s operating results from the date of acquisition.

Principles of Consolidation. The consolidated financial statements include the accounts of Western New England Bancorp, the Bank, CSB Colts, Inc., Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities, Inc.  All material intercompany balances and transactions have been eliminated in consolidation.

Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, accounting for non-performing loans and the realizability of deferred tax assets.

Reclassifications. Amounts in the prior year financial statements are reclassified when necessary to conform to the current year presentation.

Significant Group Concentrations of Credit Risk. Most of the Company’s lending activities are with customers located within the New England region of the country.  The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents. We define cash on hand, cash due from banks, federal funds sold and interest-bearing deposits having an original maturity of 90 days or less as cash and cash equivalents.

Securities and Mortgage-Backed Securities. Securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income (loss).  We do not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.  Effective January 1, 2018, the Bank adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Consequently, marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in non-interest income on the trade date.  The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.

Derivatives. We enter into interest rate swap agreements as part of our interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes.  Based on our intended use for interest rate swaps, these are hedging instruments subject to hedge accounting provisions.  Cash flow hedges are recorded at fair value in other assets or other liabilities within our balance sheets. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings.  Any hedge ineffectiveness assessed as part of our quarterly analysis is recorded directly to earnings. We would discontinue hedge accounting if the derivative was not expected to be, or ceased to be, highly effective as a hedge, and record changes in fair value of the derivative in earnings.

Other-than-Temporary Impairment of Securities. On a quarterly basis, we review securities available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary (“OTTI”).  In estimating OTTI losses for securities available-for-sale, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings.  For all other impaired debt securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than-temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes.  Prior to January 1, 2018, marketable equity securities were evaluated for OTTI based upon the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value were reflected in earnings as realized losses.

Fair Value Hierarchy. We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1: Valuation is based on quoted prices in active markets for identical assets.  Level 1 assets generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2: Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3: Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of a reporting period, if applicable.

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2018, no impairment has been recognized.

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date and reported within non-interest income on the accompanying consolidated statements of net income.

Loans Receivable. Loans are recorded at the principal amount outstanding, adjusted for charge-offs, the allowance for loan losses, unearned premiums, discounts and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees, discounts and premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to expense.  Loans are charged-off against the allowance when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Residential real estate loans include classes for residential and home equity.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  In 2018, there were no changes to the Company’s policies or methodology pertaining to the general component of the allowance for loan losses.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each loan portfolio segment are as follows:

Commercial real estate loans. Loans in this segment are primarily income-producing investment properties and owner-occupied commercial properties throughout New England.  The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment.  Management obtains financial information annually and continually monitors the cash flows of these loans.

Residential real estate loans. Loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80% and do not grant subprime loans.

Commercial and industrial loans. Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business. A weakened economy, decreased consumer spending, changes in technology and government spending are examples of what will have an effect on the credit quality in this segment.

Consumer loans. Loans in this segment are both secured and unsecured and repayment is dependent on the credit quality of the individual borrower.

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

Bank-owned Life Insurance. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received in excess of carrying value, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

Transfers and Servicing of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment. Land is carried at cost. Buildings, furniture and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the expected lease term, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The estimated useful lives of the assets are as follows:

Years

Buildings	39
Leasehold Improvements	5-20
Furniture and Equipment	3-7

The cost of maintenance and repairs is charged to expense when incurred. Major expenditures for betterments are capitalized and depreciated.

Other Real Estate Owned. Other real estate owned (“OREO”) represents property acquired through foreclosure or deeded to us in lieu of foreclosure. OREO is initially recorded at the estimated fair value of the real estate acquired, net of estimated selling costs, establishing a new cost basis. Initial write-downs are charged to the allowance for loan losses at the time the loan is transferred to OREO. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Operating costs associated with OREO are expensed as incurred.

Servicing. The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or retained through the sale of financial assets. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into service charges and fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in service charges and fee income.

Servicing fee income is recorded for fees earned for servicing loans, which is included in service charges and fee income. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Impairment of Long-lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangible assets that are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is determined to be impaired, it is written down to its estimated fair value through a charge to earnings.

Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant.

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2018, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Retirement Plans and Employee Benefits. We provide a defined benefit pension plan for eligible employees in conjunction with a third-party provider. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.  Employees are also eligible to participate in a 401(k) plan through a third-party provider. We make matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.

Share-based Compensation Plans. We measure and recognize compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience. We use a binomial option-pricing model to determine the fair value of the stock options granted.

Employee Stock Ownership Plan. Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. We recognize compensation expense ratably over the year based upon our estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Advertising Costs. Advertising costs are accounted for using the accrual basis of accounting.

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) have been recognized in the consolidated financial statements as of and for the year ended December 31, 2017 (see Note 13). A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2018 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018, 2017, or 2016.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate solely to stock options and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.  There were no anti-dilutive shares outstanding during the years ended December 31, 2018, 2017 and 2016.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income applicable to common stock	$16,408	$12,320	$4,834
Average number of common shares issued	29,734	30,755	20,659
Less: Average unallocated ESOP Shares	(757)	(849)	(935)
Less: Average unvested equity incentive plan shares	(90)	(47)	(16)

Average number of common shares outstanding used to calculate basic earnings per common share	28,887	29,859	19,708
Effect of dilutive equity incentive plan	46	17	3
Effect of dilutive stock options	96	151	93
Average number of common shares outstanding used to calculate diluted earnings per common share	29,029	30,027	19,804

Basic earnings per share	$0.57	$0.41	$0.25

Diluted earnings per share	$0.57	$0.41	$0.24

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Net unrealized losses on securities available-for-sale	$(9,891)	$(5,358)
Tax effect	2,491	1,316
Net-of-tax amount	(7,400)	(4,042)

Fair value of derivatives used for cash flow hedges	(1,259)	(2,152)
Termination fee on cancelled cash flow hedges	(2,595)	(3,664)
Total derivatives	(3,854)	(5,816)
Tax effect	1,084	1,635
Net-of-tax amount	(2,770)	(4,181)

Unrecognized actuarial loss on the defined benefit plan	(4,516)	(6,021)
Tax effect	1,270	1,692
Net-of-tax amount	(3,246)	(4,329)

Accumulated other comprehensive loss	$(13,416)	$(12,552)

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 by component:

	Securities	Derivatives	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2016	$(3,839)	$(5,204)	$(3,618)	$(12,661)
Adoption of ASU 2018-02 (see Note 13)	(686)	(741)	(699)	(2,126)
Current-period other comprehensive (loss) income	483	1,764	(12)	2,235
Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)

Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(3,595)	1,411	1,083	(1,101)
Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)

With regard to the defined benefit plan, an actuarial loss of $124,000 is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2019.

Recent Accounting Pronouncements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this ASU is permitted for all entities. As of December 31, 2018, the Company had $9.0 million of future lease payments outstanding on operating leases pertaining to banking premises.  Upon adoption of this ASU on January 1, 2019, the Company recorded an increase in assets of $7.2 million and an increase in liabilities of $7.2 million on the consolidated balance sheet as a result of recognizing the right-of-use assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for the first interim period in fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of implementing the standard.  We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment.  We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

In March 2017, the FASB issued ASU 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer (that is, at a premium).  The Company adopted ASU 2017-08 effective January 1, 2019, which reduced premiums on callable debt securities $10,400, with the offset being recorded as a cumulative-effect adjustment directly to retained earnings, net of tax.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this ASU refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes.  It also makes certain targeted improvements to simplify the application of hedge accounting guidance.  The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early adoption, including adoption in the interim period, is permitted.  Management does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes and modifies the previously required disclosures relating to fair value measurements. Specifically, the ASU removes the required disclosure of amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation process for Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of a reporting period.  It also modifies the required roll forward of Level 3 fair value measurements to a disclosure of any transfers into and out of Level 3, increases disclosure for investments in entities that calculate net asset value, and clarifies the measurement of uncertainty disclosure.  The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. As this standard relates to disclosures, Management does not expect adoption to have a material impact on our consolidated financial statements.

2.       INVESTMENT SECURITIES

The amortized cost and fair values of available-for-sale investment securities at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(1,203)	$23,947
State and municipal bonds	2,976	33	(65)	2,944
Corporate bonds	49,819	—	(1,651)	48,168
Total debt securities	77,945	33	(2,919)	75,059

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	165,605	1	(6,255)	159,351
U.S. government guaranteed mortgage-backed securities	20,089	1	(752)	19,338
Total mortgage-backed securities	185,694	2	(7,007)	178,689

Total available-for-sale (1)	$263,639	$35	$(9,926)	$253,748

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,151	$—	$(770)	$24,381
State and municipal bonds	3,222	36	(19)	3,239
Corporate bonds	56,084	352	(292)	56,144
Total debt securities	84,457	388	(1,081)	83,764

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	185,769	10	(3,778)	182,001
U.S. government guaranteed mortgage-backed securities	16,821	—	(567)	16,254
Total mortgage-backed securities	202,590	10	(4,345)	198,255

Marketable equity securities (1):
Mutual fund	6,727	—	(330)	6,397
Total available-for-sale	$293,774	$398	$(5,756)	$288,416

(1)	Does not include investments in restricted stock consisting of $14.7 million and $15.6 million at December 31, 2018 and December 31, 2017, respectively.

At December 31, 2018, government-sponsored enterprise obligations with a fair value of $6.6 million and mortgage-backed securities with a fair value $57.8 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value.  We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

In 2018, the Company adopted FASB ASU 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which affects current U.S. GAAP primarily as it relates to the accounting for equity investments. ASU 2016-01 also supersedes the guidance that requires (1) classification of equity securities with readily determinable fair values into different categories (i.e., trading or available-for-sale), and (2) recognition of changes in fair value of available-for-sale securities in other comprehensive income.

The main significant effect resulting from the adoption of this ASU is that marketable equity securities previously reported within securities available-for-sale are now shown as a single line item (“marketable equity securities”) in the Company’s balance sheet and the recognition in net income of the changes in fair value of marketable equity securities. The cumulative-effect adjustment resulting from the adoption of this ASU was a decrease to retained earnings and accumulated other comprehensive loss as of January 1, 2018 of $237,000.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2018, by final maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.  Also, because mortgage-backed securities require periodic principal pay downs, they are not included in the maturity categories in the following summary.

	December 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due in one year or less	$240	$241
Due after one year through five years	40,864	39,846
Due after five years through ten years	30,094	28,561
Due after ten years	6,747	6,411
Total debt securities	77,945	75,059
Mortgage-backed securities	185,694	178,689
Total available-for-sale securities	$263,639	$253,748

Gross realized gains and losses on sales of securities for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Gross gains realized	$—	$117	$1,976
Gross losses realized	(281)	(65)	(837)
Net gain realized	$(281)	$52	$1,139

Proceeds from the sale and redemption of securities available-for-sale totaled $12.5 million, $22.5 million and $136.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company did not hold any held-to-maturity securities at December 31, 2018 and December 31, 2017.

The following tables summarize investments having temporary impairment due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at December 31, 2018 and 2017:

	December 31, 2018
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$74	$7,354	$6,181	$148,762
U.S. government guaranteed mortgage-backed securities	15	2,829	737	14,669
Corporate bonds	110	9,995	1,541	38,173
State and municipal bonds	—	—	65	1,532
Government-sponsored enterprise obligations	—	—	1,203	23,947
Total available-for-sale	$199	$20,178	$9,727	$227,083

	December 31, 2017
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$613	$68,538	$3,165	$111,595
U.S. government guaranteed mortgage-backed securities	23	1,205	544	15,049
Corporate bonds	292	26,016	—	—
State and municipal bonds	—	—	19	1,581
Government-sponsored enterprise obligations	—	—	770	24,381
Mutual funds	—	—	330	6,397
Total available-for-sale	$928	$95,759	$4,828	$159,003

During the years ended December 31, 2018 and 2017, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At December 31, 2018, management did not consider it debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company’s investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management’s assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments’ materiality, and duration of the investments’ unrealized loss position.

A December 31, 2018, the Company’s corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies.

3.           LOANS

Major classifications of loans at the periods indicated were as follows:

	December 31,
	2018	2017
	(In thousands)

Commercial real estate	$768,881	$732,616
Residential real estate:
Residential 1-4 family	577,641	557,752
Home equity	97,238	92,599
Commercial and industrial	243,493	238,502
Consumer	5,203	4,478
Total gross loans	1,692,456	1,625,947
Premiums and deferred loan fees and costs, net	4,401	4,734
Allowance for loan losses	(12,053)	(10,831)
Net loans	$1,684,804	$1,619,850

There were no residential real estate loan purchases in 2018.  During 2017, the Company purchased residential real estate loans aggregating $48.2 million.  These purchased loans are subject to underwriting standards that are consistent with our originated loans and we consider the risk attributes to be similar to originated loans.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share, on a pro-rated basis, with participating lenders any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  At December 31, 2018 and December 31, 2017, the Company was servicing commercial loans participated out to various other institutions totaling $35.4 million and $32.6 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2018, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (128 PSA), weighted average internal rate of return (12.04%), weighted average servicing fee (0.25%), and net cost to service loans ($84.48 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At December 31, 2018 and 2017, the Company was servicing residential mortgage loans owned by investors totaling $56.6 million and $65.8 million, respectively. Net service fee income of $89,000, $63,000 and $12,500 was recorded for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Balance at the beginning of year:	$352	$465
Capitalized mortgage servicing rights	—	—
Amortization	(66)	(113)
Balance at the end of year	$286	$352
Fair value at the end of year	$455	$528

Allowance for Loan Losses.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2015	$3,856	$2,431	$2,485	$22	$46	$8,840
Provision (credit)	(668)	579	575	135	(46)	575
Charge-offs	(170)	(157)	—	(159)	—	(486)
Recoveries	1,065	9	25	40	—	1,139
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	779	433	(144)	288	4	1,360
Charge-offs	(292)	(148)	(289)	(319)	—	(1,048)
Recoveries	142	164	81	64	—	451
Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	214	863	660	179	(16)	1,900
Charge-offs	(35)	(645)	(299)	(171)	—	(1,150)
Recoveries	369	27	20	56	—	472
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2018
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,260	3,556	3,114	135	(12)	12,053
Total allowance for loan losses	$5,260	$3,556	$3,114	$135	$(12)	$12,053

Impaired loans	$5,237	$4,754	$2,345	$60	$—	$12,396
Non-impaired loans	752,770	666,883	240,235	5,143	—	1,665,031
Impaired loans acquired with deteriorated credit quality	10,874	3,242	913	—	—	15,029
Total loans	$768,881	$674,879	$243,493	$5,203	$—	$1,692,456

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2017
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	4,712	3,311	2,733	71	4	10,831
Total allowance for loan losses	$4,712	$3,311	$2,733	$71	$4	$10,831

Impaired loans	$3,674	$3,964	$2,766	$120	$—	$10,524
Non-impaired loans	716,571	642,787	234,582	4,358	—	1,598,298
Impaired loans acquired with deteriorated credit quality	12,371	3,600	1,154	—	—	17,125
Total loans	$732,616	$650,351	$238,502	$4,478	$—	$1,625,947

Past Due and Non-accrual loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	Balance at December 31, 2018
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non- Accrual Loans
	(In thousands)
Commercial real estate	$1,857	$—	$2,865	$4,722	$764,159	$768,881	$4,701
Residential real estate:
Residential	1,798	572	1,879	4,249	573,392	577,641	5,856
Home equity	600	5	242	847	96,391	97,238	391
Commercial and industrial	794	1,463	305	2,562	240,931	243,493	2,476
Consumer	93	1	21	115	5,088	5,203	60
Total loans	$5,142	$2,041	$5,312	$12,495	$1,679,961	$1,692,456	$13,484

	Balance at December 31, 2017
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non- Accrual Loans
	(In thousands)
Commercial real estate	$1,951	$144	$290	$2,385	$730,231	$732,616	$2,959
Residential real estate:
Residential	2,992	1,480	1,911	6,383	551,369	557,752	5,961
Home equity	635	—	48	683	91,916	92,599	696
Commercial and industrial	1,731	797	162	2,690	235,812	238,502	3,019
Consumer	65	—	41	106	4,372	4,478	120
Total loans	$7,374	$2,421	$2,452	$12,247	$1,613,700	$1,625,947	$12,755

At December 31, 2018 and December 31, 2017, all loans past due 90 days or more were carried as non-accrual. The ratio of non-accrual loans to total loans was 0.80% and 0.78% at December 31, 2018 and December 31, 2017, respectively.

Impaired Loans.

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$16,111	$19,081	$—	$14,830	$772
Residential real estate	7,558	8,614	—	7,033	51
Home equity	438	468		636	4
Commercial and industrial	3,258	7,788	—	4,119	147
Consumer	60	70		85	—
Total impaired loans	$27,425	$36,021	$—	$26,703	$974

				Year Ended
	At December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans: (1)	(In thousands)
Commercial real estate	$16,045	$18,773	$—	$18,215	$842
Residential real estate	6,816	7,298	—	6,630	45
Home equity	748	783		359	4
Commercial and industrial	3,920	9,215	—	4,388	237
Consumer	120	129		93	—
Total impaired loans	$27,649	$36,198	$—	$29,685	$1,128

(1)

Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a TDR. Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the years ended December 31, 2018 and December 31, 2017. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. As of December 31, 2018, we have not committed to lend any additional funds for loans that are classified as impaired.  Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan.

Troubled debt restructurings.

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. All TDR loans are classified as impaired.

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off to the allowance. Non-performing TDRs are included in non-performing loans.

There were no TDR loans modified during the year ended December 31, 2018.  During the year ended December 31, 2017, one commercial and industrial loan in the amount of $112,000 was modified to extend the maturity and re-amortize the payments.  During the years ended December 31, 2018 and 2017, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring.

There were no charge-offs on TDRs during the year ended December 31, 2018. There were $256,000 in charge-offs on TDRs during the year ended December 31, 2017.

Loans Acquired with Deteriorated Credit Quality

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of December 31, 2018.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(4,000)	(2,780)	(1,220)	(742)	(2,038)
Dispositions	(569)	(495)	(74)	(437)	(58)
Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029

Credit Quality Information

The Company utilizes an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Non-performing residential real estate, home equity and consumer loans are monitored individually for impairment and risk rated as “substandard.”

Loans rated 1 – 4:  Loans rated 1-4 represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent acceptable risk.

Loans rated 5: Loans rated 5 are considered “Special Mention” that may exhibit potential credit weaknesses or downward trends and are being monitored by management. Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.

Loans rated 6: Loans rated 6 are considered “Substandard.” Loans are classified as substandard if the borrower exhibits a well-defined weakness and may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

Loans rated 7: Loans rated 7 are considered “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation of the loan highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

Loans rated 8: Loans rated 8 are considered uncollectible. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be affected in the future.

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. In addition, management utilizes delinquency reports, the criticized report and other loan reports to monitor credit quality. In addition, at least on an annual basis, the Company contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2018
Pass (Rated 1 – 4)	$732,729	$570,428	$96,643	$207,663	$5,143	$1,612,606
Special Mention (Rated 5)	17,929	—	—	12,248	—	30,177
Substandard (Rated 6)	18,223	7,213	595	23,582	60	49,673
Total	$768,881	$577,641	$97,238	$243,493	$5,203	$1,692,456

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
December 31, 2017	(In thousands)
Pass (Rated 1 – 4)	$708,992	$551,469	$91,903	$205,537	$4,475	$1,562,376
Special Mention (Rated 5)	15,098	—	—	24,565	—	39,663
Substandard (Rated 6)	8,526	6,283	696	8,400	3	23,908
Total	$732,616	$557,752	$92,599	$238,502	$4,478	$1,625,947

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Land	$5,651	$5,651
Buildings	24,144	22,693
Leasehold improvements	2,372	2,220
Furniture and equipment	16,824	15,200
Total	48,991	45,764

Less: accumulated depreciation and amortization	(24,367)	(22,264)

Premises and equipment, net	$24,624	$23,500

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $2.1 million, $2.0 million and $1.4 million, respectively.

5.          GOODWILL AND OTHER INTANGIBLES

At December 31, 2018 and December 31, 2017, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the years ended December 31, 2018 and 2017.  Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $375,000, $375,000 and $73,000 for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.8 million thereafter.

6.          DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2018	2017
	(In thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$63,620	$87,394
Demand deposits	355,389	311,851
Savings:
Regular accounts	118,542	140,081
Money market accounts	398,396	410,223
Time deposits	660,046	556,533
Total deposits	$1,595,993	$1,506,082

Brokered deposits, which are included within time deposits, totaled $23.8 million and $6.9 million at December 31, 2018 and 2017, respectively,

Time deposits of $250,000 or more totaled $180.3 million at December 31, 2018.  Interest expense on time deposits of $250,000 or more totaled $2.5 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)

2018	$—	$300,531
2019	443,187	179,780
2020	152,346	34,000
2021	38,328	25,381
2022	18,787	16,841
2023	7,398	—
Total time deposits	$660,046	$556,533

Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Regular accounts	$162	$179	$106
Money market accounts	1,911	1,565	1,189
Time deposits	9,270	6,374	5,139
Interest-bearing checking accounts	340	330	147
Total	$11,683	$8,448	$6,581

7.          SHORT-TERM BORROWINGS

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.

FHLB advances with an original maturity of less than one year totaled $59.3 million and $133.0 million at December 31, 2018 and 2017, respectively, with a weighted average rate of 3.28% and 1.58%, respectively. At December 31, 2018, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow up to approximately $218.3 million from the FHLB.

In addition, at December 31, 2018 and December 31, 2017, the Company had an available Ideal Way line of credit with the FHLB for up to $9.5 million.  Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis.  The outstanding principal is due daily and the portion not repaid will be automatically renewed.  At December 31, 2018 and December 31, 2017, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at December 31, 2018 and 2017.  We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under the line at December 31, 2018 and 2017.

Customer Repurchase Agreements. During the three months ended March 31, 2018, the Company eliminated customer repurchase agreements and balances were transferred to the customer’s respective core deposit account. The following table summarizes information regarding repurchase agreements outstanding at December 31, 2017:

At or for the year ended
December 31, 2017
(In thousands)
Balance outstanding at end of year	$11,650
Maximum amount outstanding during year	30,880
Average amount outstanding during year	18,418
Weighted average interest rate at end of year	0.10%
Amortized cost of collateral pledged at end of year	63,193
Fair value of collateral pledged at end of year	65,157

At December 31, 2017, repurchase agreements were collateralized by government-sponsored enterprise obligations with a fair value of $6.7 million and certain mortgage-backed securities with a fair value of $58.4 million. The weighted average interest rate on the pledged collateral was 2.62% at December 31, 2017.

8.          LONG-TERM DEBT

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2018	2017	2018	2017
	(In thousands)
Fixed-rate advances maturing:
2018	$—	$54,652	—%	2.0%
2019	81,891	49,105	2.3	2.0
2020	84,269	40,535	2.2	1.9
2021	31,766	4,434	2.6	1.0
2022	9,461	5,325	2.2	1.4
2024	631	735	2.6	2.6
	208,018	154,786	2.3	1.9
Variable-rate advances maturing:
2018	—	10,000	—	1.4
Total long-term advances	$208,018	$164,786	2.3%	1.9%

Cash paid for interest on long-term debt totaled $4.2 million, $2.3 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

9.          STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options. Under the terms of the Chicopee merger agreement dated October 21, 2016, each option to purchase shares of Chicopee common stock issued by Chicopee and outstanding at the effective time of the merger pursuant to the Chicopee 2007 Equity Incentive Plan fully vested and converted into an option to purchase shares of WNEB common stock on the same terms and conditions as were applicable before the merger, except (1) the number of shares of WNEB common stock subject to the new option was adjusted to be equal to the product of the number of shares of Chicopee common stock subject to the existing option and the exchange ratio (rounding fractional shares to the nearest whole share) and (2) the exercise price per share of WNEB common stock under the new option was adjusted to be equal to the exercise price per share of Chicopee common stock of the existing option divided by the exchange ratio (rounded to the nearest whole cent).

A summary of the status of our stock options at December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2017	257,050	$6.31	4.41	$1,175
Exercised	(18,975)	6.03	3.80	89
Outstanding at December 31, 2018	238,075	$6.33	3.44	$877

Exercisable at December 31, 2018	238,075	$6.33	3.44	$877

Cash received for options exercised during the years ended December 31, 2018 and 2017 was $114,000 and $5.5 million, respectively.

Restricted Stock Awards. In May 2014, the Company’s shareholders approved a new stock-based compensation plan (“RSA Plan”). Under the RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met, will be available for future issuance under the RSA Plan.

In January 2015, there were 48,560 shares granted under the RSA Plan. These shares vest ratably over five years. The fair market value of shares awarded are based on the market price at the grant date and recorded as unearned compensation. The shares are amortized over the applicable vesting period.

In 2016, the Compensation Committee (the “Committee”) approved the long-term incentive program (“2016 LTI Plan”).  The 2016 LTI Plan provides a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the 2016 LTI Plan is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

The 2016 LTI Plan includes eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Compensation Committee. The 2016 LTI Plan is triggered by the Company’s achievement of satisfactory safety and soundness results from its most recent regulatory examination and additional Company performance metrics. Stock grants made under the 2016 LTI Plan will consist of 50% time-based stock and 50% performance-based stock.

In May 2016, there were 62,740 shares granted under the 2016 LTI Plan.  Of the 62,740 shares granted, 36,543 shares were time-based stock, with 10,352 vesting in one year and 26,191 vesting ratably over a three year period.  The remaining 26,197 shares granted were performance-based and are subject to the achievement of the 2016 LTI performance metrics. Under the 2016 LTI Plan, the primary performance metric was return on equity. Performance-based shares will be earned based on the Company achieving the threshold and target metrics over the three-year performance period.

As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder.  The original and adjusted threshold and target metrics under the 2016 Plan are as follows:

	Return on Equity Metrics
	Threshold	Target
Original metrics	5.85%	6.32%
Adjusted metrics	6.38%	6.79%

In May 2017, there were 89,042 shares granted under the 2017 LTI Plan. Of the 89,042 shares, 55,159 shares are time-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three year period. The remaining 33,883 shares granted were performance-based and are subject to the achievement of the 2017 LTI performance metric. Vesting is realized after a three year period. Under the 2017 LTI Plan, the primary performance metric was return on equity. Performance-based shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three year period.

As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics for 2018 and 2019 were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder.  The original and adjusted threshold, target and maximum metrics under the 2017 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Original Threshold	Adjusted Threshold	Original Target	Adjusted Target	Original Maximum	Adjusted Maximum

December 31, 2018	6.30%	6.87%	7.00%	7.63%	7.60%	8.28%
December 31, 2019	6.50%	7.09%	7.20%	7.85%	7.90%	8.61%

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance).

In January 2018, there were 83,812 shares granted under the 2018 LTI Plan. Of the 83,812 shares, 50,852 shares were time-based, with 17,908 vesting in one year and 32,944 vesting ratably over a three-year period. The remaining 32,960 shares granted are performance-based and are subject to the achievement of the 2018 long-term incentive performance metric. Under the 2018 LTI Plan, the primary performance metric was return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. The threshold, target and stretch metrics under the 2018 LTI Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2018	6.30%	6.80%	7.20%
December 31, 2019	6.85%	7.35%	7.75%
December 31, 2020	7.40%	7.90%	8.30%

Participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance).

The fair market value of shares awarded is based on the market price at the grant date, recorded as unearned compensation and amortized over the applicable vesting period. Performance-based metrics are monitored on a quarterly basis in order to compare actual results to the performance metric, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation.

At December 31, 2018, there were an additional 236,053 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at December 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2017	138,833	$8.98
Shares granted	83,812	11.05
Shares vested	(62,726)	9.44
Shares forfeited	(4,207)	10.63
Balance at December 31, 2018	155,712	$9.87

The aggregate fair value of restricted stock vested during 2018 was $659,000.  We recorded total expense for restricted stock awards of $845,000, $649,000 and $262,000 for the years ended December 31, 2018, 2017, and 2016, respectively.  Tax benefits related to equity incentive plan expense were $24,000, $42,000 and $89,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Unrecognized compensation cost for stock awards was $732,000 at December 31, 2018 with a remaining term of 1.7 years.

Employee Stock Ownership Plan (“ESOP”). We established an ESOP for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous 12-month period.  In January 2002, as part of the initial stock conversion, we provided a loan to the ESOP Trust which was used to purchase 8%, or 1,305,359 shares, of the common stock sold in the initial public offering.

In January 2007, as part of the second-step stock conversion, we provided an additional loan to the ESOP Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering.  The 2002 and 2007 loans bear an interest rate of 8.0% and provide for annual payments of interest and principal.

At December 31, 2018, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2019	$447
2020	447
2021	447
2022	447
2023	447
Thereafter	4,184
Total	$6,419

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $960,000, $958,000 and $630,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Shares held by the ESOP include the following at December 31, 2018 and 2017:

	2018	2017
Allocated	936,522	899,969
Committed to be allocated	90,978	93,679
Unallocated	700,124	791,102
Total	1,727,624	1,784,750

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $10.3 million and $8.6 million at December 31, 2018 and 2017, respectively.  ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

10.          RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan. We provide a defined benefit pension plan for eligible employees (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.  The Plan assets are currently invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”).   The Plan is administered by an officer of Westfield Bank (the “Plan Administrator”).  On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$29,345	$25,819	$22,458
Service cost	1,269	1,139	1,130
Interest	1,012	1,002	959
Actuarial (gain) loss	(3,887)	1,987	1,846
Benefits paid	(430)	(602)	(574)
Benefit obligation at end of year	27,309	29,345	25,819
Change in plan assets:
Fair value of plan assets at beginning of year	19,215	16,498	15,233
Actual (loss) return on plan assets	(1,192)	2,519	1,039
Employer contribution	800	800	800
Benefits paid	(430)	(602)	(574)
Fair value of plan assets at end of year	18,393	19,215	16,498

Funded status and accrued benefit at end of year	$(8,916)	$(10,130)	$(9,321)
Accumulated benefit obligation at end of year	$21,449	$21,930	$19,027

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2018	2017
Discount rate	4.25%	3.60%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2018	2017	2016
	(In thousands)
Service cost	$1,269	$1,139	$1,130
Interest cost	1,012	1,002	959
Expected return on assets	(1,387)	(1,194)	(1,097)
Amortization of actuarial loss	170	124	102
Net periodic pension cost	$1,064	$1,071	$1,094

The following actuarial assumptions were used in determining the net periodic pension cost for the years ended December 31:

	2018	2017	2016
Discount rate	3.60%	4.15%	4.35%
Expected return on plan assets	7.50	7.50	7.50
Rate of compensation increase	4.00	4.00	4.00

The following is a summary of the Plan’s investments for the years ended December 31:

	2018	2017
	(In thousands)
Pooled separate investment accounts:
Fixed income	$10,559	$10,355
Large U.S. equity	4,365	5,080
International equity	2,368	2,518
Small/mid U.S. equity	734	877
Balanced/asset allocation	367	385
Total	$18,393	$19,215

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

The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the years ended December 31, 2018 and 2017.  There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(In thousands)
December 31, 2018	$18,393	n/a	Daily	1 day

December 31, 2017	$19,215	n/a	Daily	1 day

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2018 was an equity-based investment deployment of 50% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee.  The remainder of the portfolio is allocated to fixed income at 50% of total assets.  The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)
2019	$857
2020	1,083
2021	1,195
2022	1,549
2023	1,477
In aggregate for 2024 – 2028	14,502

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2019.

401(k) Defined Contribution Plan.

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2018, 2017 and 2016, the Company’s percentage match was 50% up to the first 6% contributed by the employee.

The Company’s expense for the 401(k) plan match was $398,000, $370,000 and $242,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

11. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments.  Specifically, we entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to certain variable rate borrowings.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2018.

December 31, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,259
Total derivatives designated as hedging instruments		$—		$1,259

December 31, 2017	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swaps	Other Assets	$—	Other Liabilities	$2,152
Total derivatives designated as hedging instruments		$—		$2,152

At December 31, 2018 and 2017, all derivatives were designated as hedging instruments.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage our exposure to interest rate movements. To accomplish this objective, the Company enters into interest rate swaps as part of our interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.

The following table presents information about our cash flow hedges at December 31, 2018 and 2017:

December 31, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLB borrowings	$35,000	3.7	2.79%	3.54%	$(1,259)
Total cash flow hedges	$35,000	3.7			$(1,259)

December 31, 2017	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Received	Paid	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLB borrowings	$55,000	3.3	1.64%	2.93%	$(2,152)
Total cash flow hedges	$55,000	3.3			$(2,152)

During 2016, the Company terminated a forward-starting interest rate swap with a notional amount of $32.5 million and incurred a termination fee of $3.4 million. During 2015, the Company terminated forward-starting interest rate swaps with a notional amount of $47.5 million and incurred a termination fee of $2.4 million. The termination fees are being amortized as a reclassification from accumulated other comprehensive income into interest expense over the terms of the previously hedged borrowings, which were six and five years for the swaps terminated in 2016 and 2015, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  We did not recognize any hedge ineffectiveness in earnings in 2018, 2017 or 2016.

We are hedging our exposure to the variability in future cash flows for forecasted borrowings over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net loss of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest rate swaps	$442	$31	$(1,126)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities.  During the years ended December 31, 2018, 2017 and 2016, we reclassified $1.5 million, $2.0 million and $1.6 million into interest expense, respectively.  During the next 12 months, we estimate that $1.4 million will be reclassified as an increase in interest expense. During the years ended December 31, 2018, 2017 and 2016, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At December 31, 2018 and 2017, we had a net liability position of $1.3 million and $2.2 million with our counterparties, respectively. As of December 31, 2018, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.0 million and $260,000 in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at December 31, 2018, we could have been required to settle our obligations under the agreements at the termination value.

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

Federal banking regulations require the Company and the Bank to maintain minimum amounts and ratios of total, common equity Tier 1, Tier 1 and total capital to risk-weighted assets and Tier 1 capital to average assets, as set forth in the table below. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer is 1.875% as of December 31, 2018 and will increase to 2.5% on January 1, 2019. Management believes that the capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.

At December 31, 2018, we exceeded each of the applicable regulatory capital requirements.  As of December 31, 2018, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2018 and December 31, 2017 are also presented in the following table.

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt
	Actual		Adequacy Purpose		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$247,361	14.87%	$133,089	8.00%	N/A	N/A
Bank	235,569	14.18	132,892	8.00	$166,115	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	99,817	6.00	N/A	N/A
Bank	223,516	13.46	99,669	6.00	132,892	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	74,862	4.50	N/A	N/A
Bank	223,516	13.46	74,752	4.50	107,974	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,308	11.14	84,497	4.00	N/A	N/A
Bank	223,516	10.59	84,465	4.00	105,581	5.00
December 31, 2017
Total Capital (to Risk Weighted Assets):
Consolidated	$255,605	15.53%	$131,711	8.00%	N/A	N/A
Bank	245,380	14.94	131,367	8.00	$164,208	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	98,783	6.00	N/A	N/A
Bank	234,549	14.28	98,525	6.00	131,367	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,774	14.87	74,087	4.50	N/A	N/A
Bank	234,549	14.28	73,894	4.50	106,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	244,774	11.84	82,702	4.00	N/A	N/A
Bank	234,549	11.36	82,584	4.00	103,230	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2018	2017
	(In thousands)
Consolidated GAAP capital	$237,029	$247,281
Net unrealized losses on available-for-sale securities, net of tax	7,400	4,042
Unrealized loss on defined benefit pension plan, net of tax	3,246	4,329
Accumulated net loss on cash flow hedges, net of tax	2,770	4,181
Unrealized loss on certain available-for-sale equity securities	—	(236)
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(2,652)	(2,336)
Tier 1 and Common Equity Tier 1 capital	235,308	244,774
Allowance for loan losses	12,053	10,831
Total regulatory capital	$247,361	$255,605

On January 31, 2017, the Board of Directors authorized a stock repurchase program (the “2017 Plan”) under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. As of December 31, 2018, there were 251,333 shares remaining to be purchased under this plan. On March 1, 2019, the Company announced the completion of the 2017 Plan.

On January 29, 2019, the Board of Directors authorized an additional stock repurchase program (the “2019 Plan”) under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock following the completion of the Company’s current share repurchase program, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases, which will commence upon the completion of the Company’s existing repurchase program.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2018 and 2017, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels.  Accordingly, $132.9 million and $131.4 million of our equity in the net assets of the Bank was restricted at December 31, 2018 and 2017, respectively.

13.          INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)

Current tax provision:
Federal	$3,910	$1,505	$1,925
State	1,586	581	370
Total	5,496	2,086	2,295

Deferred tax (benefit) provision:
Federal	(542)	7,613	262
State	(254)	702	10
Change in valuation reserve	—	(973)	2
Total	(796)	7,342	274

Total	$4,700	$9,428	$2,569

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized below:

	Years Ended December 31,
	2018	2017	2016

Statutory federal income tax rate	21.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.0	3.2	3.4
Tax exempt income	(1.8)	(2.8)	(2.6)
Bank-owned life insurance (BOLI)	(1.8)	(2.9)	(7.2)
Nondeductible merger expenses	—	0.1	8.3
Change in valuation reserve	—	(4.5)	—
Option exercise tax benefit	(0.1)	(3.2)	—
Effect of tax rate change	—	18.4	—
Other, net	—	—	(1.2)
Effective tax rate	22.3%	43.3%	34.7%

Cash paid for income taxes for the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $5.6 million and $2.6 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,388	$3,045
Net unrealized loss on derivative and hedging activity	1,084	1,635
Employee benefit and share-based compensation plans	2,233	2,184
Defined benefit plan	1,270	1,692
Net unrealized loss on securities available for sale	2,491	1,316
Other-than-temporary impairment write-down	—	91
Purchased mortgage servicing rights	293	344
Nonaccrual interest	674	487
Other	777	509
Gross deferred tax assets	12,210	11,303

Deferred tax liabilities:
Deferred loan fees	(1,122)	(1,226)
Hedge termination payments	(729)	(1,030)
Purchase accounting adjustments, net	(416)	(234)
Other	(71)	(29)
Gross deferred tax liabilities	(2,338)	(2,519)

Net deferred tax asset	$9,872	$8,784

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

We do not have any uncertain tax positions at December 31, 2018 or 2017 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.  No interest was recorded for the years ended December 31, 2018 and 2017, and no penalties were recorded for the years ended December 31, 2018, 2017 and 2016.

Our income tax returns are subject to review and examination by federal and state tax authorities.  We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018.  The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2015 are open.

The Company had net operating loss carryforwards brought over in the Chicopee merger of $3.5 million, which was used during the year ended December 31, 2017.

As a result of the Tax Act, the Company recorded $4.0 million in additional income tax expense which includes a tax benefit of $2.1 million relating to the impact of the rate change on deferred tax items originally recorded through other comprehensive income (net unrealized losses on securities available for sale, change in fair value of derivatives used for cash flow hedges and actuarial losses on the defined benefit pension plan).  This accounting treatment effectively stranded $2.1 million of deferred tax items in accumulated other comprehensive income (“AOCI”).  In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows for a reclassification from AOCI to retained earnings to eliminate the stranded tax effects resulting from the Tax Act.  As permitted, the Company early adopted the ASU and recorded a $2.1 million reclassification to 2017 retained earnings from accumulated other comprehensive loss.

14.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates.  Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2018	2017
	(In thousands)
Balance at beginning of year	$1,631	$1,475
Principal distributions	837	1,034
Repayments of principal	(1,513)	(878)

Balance at end of year	$955	$1,631

15.	COMMITMENTS AND CONTINGENCIES

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

We do not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$259,009	$229,436
Loan commitments	53,199	40,878
Existing construction loan agreements	45,339	42,555
Standby letters of credit	11,370	9,138

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

At December 31, 2018, outstanding commitments to extend credit totaled $368.9 million, with $45.3 million in fixed rate commitments with interest rates ranging from 1.49% to 18.00% and $323.6 million in variable rate commitments. At December 31, 2017, outstanding commitments to extend credit totaled $322.0 million, with $47.4 million in fixed rate commitments with interest rates ranging from 1.49% to 18.00% and $274.6 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution.  The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default.   As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee.  The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap.  We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2018, believe sufficient collateral is available to cover potential swap losses. At December 31, 2018, we had three RPAs with a fair value exposure of $1.2 million. The remaining terms of these RPAs, which corresponds to the term of the underlying swaps, range from eight years to 20 years. Under these agreements we guarantee a percentage of the amount in the event of a default. The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps and the probability of a default event. If an event of default on all contracts had occurred at December 31, 2018, we would have been required to make payments of approximately $587,000.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

We lease facilities and certain equipment under cancelable and non-cancelable leases expiring in various years through the year 2047.  Certain of the leases provide for renewal periods for up to forty years at our discretion under the original lease agreement.  Rent expense under operating leases was $1.1 million, $1.1 million, and $798,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Aggregate future minimum rental payments under the terms of non-cancelable operating leases at December 31, 2018, are as follows:

Years Ending December 31,	Amount
(In thousands)
2019	$1,128
2020	995
2021	915
2022	887
2023	700
Thereafter	4,340
Total	$8,965

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the partnership. At December 31, 2018, the SBIC currently has a book value of $1.4 million and is included in other assets.  The unfunded commitment to the partnership was $1.6 million at December 31, 2018.

Employment and change of control agreements.

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

16.	FAIR VALUE OF ASSETS AND LIABLITIES

Determination of Fair Value.

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

Securities available-for-sale. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof.  Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

Interest rate swaps. The valuation of our interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We have determined that the majority of the inputs used to value our interest rate derivatives fall within Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$159,351	$—	$159,351
U.S. government guaranteed mortgage-backed securities	—	19,338	—	19,338
Corporate bonds	—	48,168	—	48,168
State and municipal bonds	—	2,944	—	2,944
Government-sponsored enterprise obligations	—	23,947	—	23,947
Marketable equity securities	6,408	—	—	6,408
Total assets	$6,408	$253,748	$—	$260,156

Liabilities:
Interest rate swaps	$—	$1,259	$—	$1,259

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Government-sponsored mortgage-backed securities	$—	$182,001	$—	$182,001
U.S. government guaranteed mortgage-backed securities	—	16,254	—	16,254
Corporate bonds	—	56,144	—	56,144
State and municipal bonds	—	3,239	—	3,239
Government-sponsored enterprise obligations	—	24,381	—	24,381
Mutual funds	6,397	—	—	6,397
Total assets	$6,397	$282,019	$—	$288,416

Liabilities:
Interest rate swaps	$—	$2,152	$—	$2,152

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2018 and 2017.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2018 and 2017.

Year Ended
	At December 31, 2018			December 31, 2018
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$1,676	$612

Year Ended
	At December 31, 2017			December 31, 2017
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$1,495	$256

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018 and 2017.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$26,789	$26,789	$—	$—	$26,789
Securities available-for-sale	253,748	—	253,748	—	253,748
Marketable equity securities	6,408	6,408	—	—	6,408
Federal Home Loan Bank of Boston and other restricted stock	14,695	—	—	14,695	14,695
Loans - net	1,684,804	—	—	1,631,558	1,631,558
Accrued interest receivable	5,652	—	—	5,652	5,652
Mortgage servicing rights	286	—	456	—	456

Liabilities:
Deposits	1,595,993	—	—	1,592,521	1,592,521
Short-term borrowings	59,250	—	59,247	—	59,247
Long-term debt	208,018	—	206,789	—	206,789
Accrued interest payable	530	—	—	530	530
Derivative liabilities	1,259	—	1,259	—	1,259

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$27,132	$27,132	$—	$—	$27,132
Securities available-for-sale	288,416	6,397	282,019	—	288,416
Federal Home Loan Bank of Boston and other restricted stock	15,553	—	—	15,553	15,553
Loans - net	1,619,850	—	—	1,581,929	1,581,929
Accrued interest receivable	5,946	—	—	5,946	5,946
Mortgage servicing rights	352	—	528	—	528

Liabilities:
Deposits	1,506,082	—	—	1,503,311	1,503,311
Short-term borrowings	144,650	—	144,650	—	144,650
Long-term debt	164,786	—	164,016	—	164,016
Accrued interest payable	441	—	—	441	441
Derivative liabilities	2,152	—	2,152	—	2,152

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.  Where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment.  Changes in assumptions could significantly affect the estimates.

17.	SEGMENT

The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in western Massachusetts and northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings and time deposits, cash management, and wealth management. Substantially all of the Company’s revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the years ended December 31, 2018, 2017 or 2016.

18.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2018	2017
	(In thousands)
ASSETS:
Cash equivalents	$74	$120
Investment in subsidiaries	225,238	237,056
ESOP loan receivable	6,419	7,135
Other assets	12,164	10,529
TOTAL ASSETS	243,895	254,840

LIABILITIES:
ESOP loan payable	6,419	7,135
Other liabilities	447	424
EQUITY	237,029	247,281
TOTAL LIABILITIES AND EQUITY	$243,895	$254,840

The condensed statements of income for the parent company are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
INCOME:
Dividends from subsidiaries	$28,712	$8,561	$3,499
Interest income from securities	—	—	32
ESOP loan interest income	571	629	670
Gain on sales of securities, net	—	—	451
Other income	1	4	—
Total income	29,284	9,194	4,652

OPERATING EXPENSE:
Salaries and employee benefits	1,837	1,646	926
ESOP interest	571	629	670
Other expenses	286	298	507
Total operating expense	2,694	2,573	2,103

Income before equity in undistributed income of subsidiaries and income taxes	26,590	6,621	2,549
Equity in undistributed (loss) income of subsidiaries	(10,717)	4,188	1,955
Net income before taxes	15,873	10,809	4,504
Income tax benefit	(535)	(1,511)	(330)
Net income	$16,408	$12,320	$4,834

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income	$16,408	$12,320	$4,834
Equity in undistributed loss (income) of subsidiaries	10,717	(4,188)	(1,955)
Gain on sales of securities, net	—	—	(451)
Change in other liabilities	(610)	(833)	(597)
Change in other assets	(919)	(2,330)	(271)
Other, net	1,805	1,607	1,049
Net cash provided by operating activities	27,401	6,576	2,609

INVESTING ACTIVITIES:
Purchase of securities	(127)	(106)	(116)
Sales of securities	127	106	116
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(4,641)	(3,579)	(2,439)
Common stock repurchased	(22,920)	(9,314)	(1,378)
Excess tax benefit from share-based compensation	—	—	156
Issuance of common stock in connection with stock option exercises	114	5,465	1,971
Net cash used in financing activities	(27,447)	(7,428)	(1,690)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(46)	(852)	919

CASH AND CASH EQUIVALENTS
Beginning of year	120	972	53
End of year	$74	$120	$972
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$(83)	$(151)	$455

19.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present a summary of our quarterly financial information for the periods indicated.  The year-to-date totals may differ slightly due to rounding.  All unaudited interim financial statements furnished shall reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods presented and are of a normal and recurring nature, unless otherwise noted.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$18,732	$20,464	$19,605	$20,189
Interest expense	4,010	4,599	5,000	5,369

Net interest and dividend income	14,722	15,865	14,605	14,820

Provision for loan losses	500	750	350	300

Gain on disposal of other real estate owned	48	—	—	—
Loss on available-for-sale securities, net	(201)	(49)	—	(31)
Unrealized (losses) gains on marketable equity securities	(106)	(41)	(43)	48
Swap fee income	—	131	—	—
Bank-owned life insurance death benefit	—	715	—	—
Other non-interest income	2,025	2,177	2,339	2,221
Non-interest income	1,766	2,933	2,296	2,238

Non-interest expense	11,426	11,546	11,572	11,693

Income before income taxes	4,562	6,502	4,979	5,065
Income tax provision	1,043	1,364	1,070	1,223
Net income	$3,519	$5,138	$3,909	$3,842

Basic earnings per share	$0.12	$0.18	$0.14	$0.14
Diluted earnings per share	$0.12	$0.18	$0.14	$0.14

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$17,957	$18,327	$18,516	$19,239
Interest expense	3,454	3,584	3,720	3,887

Net interest and dividend income	14,503	14,743	14,796	15,352

Provision for loan losses	350	350	200	510

Gain (loss) on disposal of other real estate owned	—	—	67	(58)
Gain (loss) on sales of securities, net	(64)	46	70	—
Swap fee income	116	—	111	—
Other non-interest income	1,965	2,029	2,164	2,055
Non-interest income	2,017	2,075	2,412	1,997

Non-interest expense	10,970	11,296	11,156	11,364

Income before income taxes	5,250	5,172	5,852	5,475
Income tax provision (1)	147	1,416	2,037	5,828
Net income (loss)	$5,103	$3,756	$3,815	$(353)

Basic earnings per share	$0.17	$0.13	$0.13	$(0.01)
Diluted earnings per share	$0.17	$0.12	$0.13	$(0.01)

(1)	Increase in the quarter ended December 31, 2017 is due to the enactment of the Tax Act on December 22, 2017.

20.	SUBSEQUENT EVENTS

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP.

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. From the period January 1, 2019 through March 13, 2019, the Company has repurchased 1,492,705 shares of its common stock under the 2017 and 2019 Plans at an average price of $9.92, which resulted in a decrease to shareholders’ equity of $14.8 million.