Form 10-Q
period 2019-03-31
Western New England Bancorp, Inc.
filed 2019-05-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading symbol)	(Name of exchange on which registered)
Common Stock, $0.01 par value per share	WNEB	NASDAQ

At May 3, 2019, the registrant had 26,953,429 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$19,782	$20,616
Federal Funds Sold	1,275	1,246
Interest-bearing deposits and other short-term investments	23,425	4,927
Cash and cash equivalents	44,482	26,789

Securities available-for-sale, at fair value	244,878	253,748
Marketable equity securities, at fair value	6,518	6,408
Federal Home Loan Bank stock and other restricted stock, at cost	12,407	14,695
Loans, net of allowance for loan losses of $11,879 and $12,053 at March 31, 2019 and December 31, 2018, respectively	1,668,787	1,684,804
Premises and equipment, net	24,432	24,624
Accrued interest receivable	5,640	5,652
Bank-owned life insurance	69,677	69,252
Deferred tax asset, net	8,753	9,872
Goodwill	12,487	12,487
Core deposit intangible	3,594	3,688
Other assets	14,042	6,803
Total Assets	$2,115,697	$2,118,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$345,077	$355,389
Interest-bearing	1,284,757	1,240,604
Total deposits	1,629,834	1,595,993

Short-term borrowings	35,000	59,250
Long-term debt	196,039	208,018
Other liabilities	27,507	18,532
Total liabilities	1,888,380	1,881,793

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 26,953,429 shares issued and outstanding at March 31, 2019; 28,393,348 shares issued and outstanding at December 31, 2018	270	284
Additional paid-in capital	167,812	182,096
Unearned compensation - ESOP	(5,022)	(5,171)
Unearned compensation - Equity Incentive Plan	(1,702)	(872)
Retained earnings	76,156	74,108
Accumulated other comprehensive loss	(10,197)	(13,416)
TOTAL SHAREHOLDERS’ EQUITY	227,317	237,029
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,115,697	$2,118,822

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest and dividend income:
Residential and commercial real estate loans	$14,971	$13,799
Commercial and industrial loans	3,002	2,814
Consumer loans	85	89
Debt securities, taxable	1,629	1,748
Debt securities, tax-exempt	20	24
Equity securities	41	36
Other investments	236	201
Short-term investments	76	21
Total interest and dividend income	20,060	18,732

Interest expense:
Deposits	3,969	2,355
Long-term debt	1,139	855
Short-term borrowings	626	800
Total interest expense	5,734	4,010
Net interest and dividend income	14,326	14,722

Provision for loan losses	50	500
Net interest and dividend income after provision for loan losses	14,276	14,222

Non-interest income (loss):
Service charges and fees	1,633	1,583
Income from BOLI	425	442
Gain (loss) on available-for-sale securities, net	35	(201)
Unrealized gains (losses) on marketable equity securities	70	(106)
Gain on sale of other real estate owned	—	48
Other income	8	—
Total non-interest income	2,171	1,766

Non-interest expense:
Salaries and employees benefits	6,780	6,533
Occupancy	1,171	1,060
Furniture and equipment	405	367
Data processing	665	637
Professional fees	705	659
FDIC insurance assessment	176	158
Advertising	364	347
Other expenses	1,757	1,665
Total non-interest expense	12,023	11,426
Income before income taxes	4,424	4,562
Income tax provision	994	1,043
Net income	$3,430	$3,519

Earnings per common share:
Basic earnings per share	$0.13	$0.12
Weighted average shares outstanding	27,037,520	29,484,824
Diluted earnings per share	$0.13	$0.12
Weighted average diluted shares outstanding	27,153,160	29,620,929

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$3,430	$3,519

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	4,327	(5,116)
Reclassification adjustment for net (gains) losses realized in income (1)	(35)	201
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	237
Unrealized gains (losses)	4,299	(4,678)
Tax effect	(1,113)	1,070
Net-of-tax amount	3,186	(3,608)

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	(328)	678
Reclassification adjustment for loss realized in interest expense (2)	68	171
Reclassification adjustment for termination fee realized in interest expense (3)	264	264
Unrealized gains on cash flow hedges	4	1,113
Tax effect	(1)	(313)
Net-of-tax amount	3	800

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss(4)	32	57
Tax effect	(9)	(16)
Net-of-tax amount	23	41

Other comprehensive income (loss)	3,212	(2,767)

Comprehensive income	$6,642	$752

(1) Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $10,000 and $(57,000) for the three months ended March 31, 2019 and 2018, respectively.

(2) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $19,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively.

(3) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $74,000 for the three months ended March 31, 2019 and 2018.

(4) Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $9,000 and $16,000 for the three months ended March 31, 2019 and 2018, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Compensation - Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income	—	—	—	—	—	3,519	(2,767)	752
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	88	154	—	—	—	242
Share-based compensation - equity incentive plan	—	—	—	—	232	—	—	232
Common stock repurchased	(451,641)	(5)	(4,798)	—	—	—	—	(4,803)
Issuance of common stock in connection with stock option exercises	16,975	1	103	—	—	—	—	104
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid ($0.04 per share)	—	—	—	—	—	(1,185)	—	(1,185)
BALANCE AT MARCH 31, 2018	30,138,083	$302	$199,845	$(5,632)	$(1,485)	$64,675	$(15,082)	$242,623

BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	3,430	3,212	6,642
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)						(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	60	149	—	—	—	209
Share-based compensation - equity incentive plan	—	—	(45)	—	240	—	—	195
Common stock repurchased	(1,555,352)	(15)	(15,432)	—	—	—	—	(15,447)
Issuance of common stock in connection with stock option exercises	12,550	—	64	—	—	—	—	64
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid ($0.05 per share)	—	—	—	—	—	(1,375)	—	(1,375)
BALANCE AT MARCH 31, 2019	26,953,429	$270	$167,812	$(5,022)	$(1,702)	$76,156	$(10,197)	$227,317

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$3,430	$3,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	500
Depreciation and amortization of premises and equipment	529	494
Accretion of purchase accounting adjustments, net	(10)	(225)
Amortization of core deposit intangible	94	94
Net amortization of premiums and discounts on securities and mortgage loans	540	793
Share-based compensation expense	195	232
ESOP expense	209	242
Net (gain) loss on available-for-sale securities	(35)	201
Change in unrealized (gain) loss on equity securities	(70)	106
Net gain on sales of other real estate owned	—	(48)
Income from bank-owned life insurance	(425)	(442)
Net change in:
Accrued interest receivable	12	68
Other assets	(7,249)	977
Other liabilities	9,231	2,415
Net cash provided by operating activities	6,501	8,926

INVESTING ACTIVITIES:
Securities, available-for-sale:
Purchases	(15,294)	(2,577)
Proceeds from sales and redemption	21,642	5,635
Proceeds from calls, maturities, and principal collections	6,296	5,966
Loan originations and principal payments, net	15,912	(16,202)
Redemption of Federal Home Loan Bank of Boston stock	2,288	868
Proceeds from sale of other real estate owned	—	203
Purchases of premises and equipment	(374)	(677)
Proceeds from sale of premises and equipment	27	20
Net cash provided by (used in) investing activities	30,497	(6,764)

FINANCING ACTIVITIES:
Net increase in deposits	33,875	47,735
Net change in short-term borrowings	(24,250)	(89,650)
Repayment of long-term debt	(11,951)	(31,992)
Proceeds from long-term debt	—	80,000
Cash dividends paid	(1,375)	(1,185)
Common stock repurchased	(15,668)	(4,868)
Issuance of common stock in connection with stock option exercises	64	104
Net cash (used in) provided by financing activities	(19,305)	144

NET CHANGE IN CASH AND CASH EQUIVALENTS:	17,693	2,306
Beginning of period	26,789	27,132
End of period	$44,482	$29,438

Supplemental cash flow information:
Interest paid	$5,655	$3,969
Taxes paid	832	30
Net change in cash due to broker for common stock repurchased	(221)	(65)

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits. The Bank operates 22 banking offices in western Massachusetts and northern Connecticut, and its primary sources of revenue are interest income from loans as well as interest income from investment securities.

Wholly-owned Subsidiaries. Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts chartered securities corporations, formed for the primary purpose of holding qualified securities. WB Real Estate Holdings, LLC, is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank.

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2019, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the year ending December 31, 2019. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2.	EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate solely to stock options and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2019 and 2018.

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)

Net income applicable to common stock	$3,430	$3,519

Average number of common shares issued	27,834	30,358
Less: Average unallocated ESOP Shares	(700)	(791)
Less: Average unvested equity incentive plan shares	(96)	(82)

Average number of common shares outstanding used to calculate basic earnings per common share	27,038	29,485
Effect of dilutive equity incentive plan	79	35
Effect of dilutive stock options	36	101
Average number of common shares outstanding used to calculate diluted earnings per common share	27,153	29,621

Basic earnings per share	$0.13	$0.12
Diluted earnings per share	$0.13	$0.12

3.	COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)

Net unrealized losses on securities available-for-sale	$(5,585)	$(9,891)
Tax effect	1,378	2,491
Net-of-tax amount	(4,207)	(7,400)

Fair value of derivatives used for cash flow hedges	(1,518)	(1,259)
Termination fee on cancelled cash flow hedges	(2,332)	(2,595)
Total derivatives	(3,850)	(3,854)
Tax effect	1,083	1,084
Net-of-tax amount	(2,767)	(2,770)

Unrecognized actuarial loss on the defined benefit plan	(4,484)	(4,516)
Tax effect	1,261	1,270
Net-of-tax amount	(3,223)	(3,246)

Accumulated other comprehensive loss	$(10,197)	$(13,416)

The following table presents changes in accumulated other comprehensive loss for the periods ended March 31, 2019 and 2018 by component:

	Securities	Derivatives	Defined Benefit Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(3,608)	800	41	(2,767)
Balance at March 31, 2018	$(7,413)	$(3,381)	$(4,288)	$(15,082)

Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive income	3,186	3	23	3,212
Balance at March 31, 2019	$(4,207)	$(2,767)	$(3,223)	$(10,197)

4.	SECURITIES

Securities available-for-sale are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(511)	$24,639
State and municipal bonds	2,965	38	(11)	2,992
Corporate bonds	26,060	—	(389)	25,671
Total debt securities	54,175	38	(911)	53,302

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	176,696	103	(4,177)	172,622
U.S. government guaranteed mortgage-backed securities	19,592	19	(657)	18,954
Total mortgage-backed securities	196,288	122	(4,834)	191,576

Total available-for-sale	$250,463	$160	$(5,745)	$244,878

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(1,203)	$23,947
State and municipal bonds	2,976	33	(65)	2,944
Corporate bonds	49,819	—	(1,651)	48,168
Total debt securities	77,945	33	(2,919)	75,059

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	165,605	1	(6,255)	159,351
U.S. government guaranteed mortgage-backed securities	20,089	1	(752)	19,338
Total mortgage-backed securities	185,694	2	(7,007)	178,689

Total available-for-sale	$263,639	$35	$(9,926)	$253,748

At March 31, 2019, government-sponsored enterprise obligations with a fair value of $6.9 million and mortgage-backed securities with a fair value $54.5 million were pledged to secure public deposits and for other purposes as required or permitted by law.

During the three months ended March 31, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the guidance on the amortization period of premiums on certain purchased callable debt securities from maturity to the earliest call date. The cumulative-effect adjustment resulting from the adoption of this ASU was to decrease retained earnings and reduce accumulated other comprehensive loss as of January 1, 2019 by $7,000.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2019, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities::
Due in one year or less	$240	$240
Due after one year through five years	29,482	29,003
Due after five years through ten years	17,715	17,440
Due after ten years	6,738	6,619
Total debt securities	54,175	53,302

Mortgage-backed securities	196,288	191,576
Total available-for-sale securities	$250,463	$244,878

Gross realized gains and losses on securities available-for-sale for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Gross gains realized	$35	$—
Gross losses realized	—	(201)
Net loss realized	$35	$(201)

Proceeds from the sales of securities available-for-sale amounted to $21.6 million for the three months ended March 31, 2019, while proceeds from the redemption of securities available-for-sale amounted to $5.6 million for the three months ended March 31, 2018.

Information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$12	$1,044	$4,165	$146,695
U.S. government guaranteed mortgage-backed securities	—	—	657	15,414
Corporate bonds	—	—	389	25,671
State and municipal bonds	—	—	11	1,576
Government-sponsored enterprise obligations	—	—	511	24,639
Total available-for-sale	$12	$1,044	$5,733	$213,995

	December 31, 2018
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$74	$7,354	$6,181	$148,762
U.S. government guaranteed mortgage-backed securities	15	2,829	737	14,669
Corporate bonds	110	9,995	1,541	38,173
State and municipal bonds	—	—	65	1,532
Government-sponsored enterprise obligations	—	—	1,203	23,947
Total available-for-sale	$199	$20,178	$9,727	$227,083

During the three months ended March 31, 2019 and year ended December 31, 2018, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At March 31, 2019, management did not consider any debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company’s investments in government-sponsored mortgage-backed securities and obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management’s assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments’ materiality, and duration of the investments’ unrealized loss position.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)

Commercial real estate	$770,776	$768,881
Residential real estate:
Residential 1-4 family	575,561	577,641
Home equity	95,997	97,238
Commercial and industrial	228,709	243,493
Consumer	5,270	5,203
Total gross loans	1,676,313	1,692,456
Premiums and deferred loan fees and costs, net	4,353	4,401
Allowance for loan losses	(11,879)	(12,053)
Net loans	$1,668,787	$1,684,804

There were no purchases of loans during the three months ended March 31, 2019 and year ended December 31, 2018.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2019 and December 31, 2018, the Company was servicing commercial loans participated out to various other institutions totaling $35.2 million and $35.4 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2019, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (148 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.25%), and net cost to service loans ($84.30 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At March 31, 2019 and December 31, 2018, the Company was servicing residential mortgage loans owned by investors totaling $55.2 million and $56.6 million, respectively. Net service fee income of $18,000 and $25,000 was recorded for the three months ended March 31, 2019 and 2018, respectively, and is included in service charges and fees on the consolidated statements of operations.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Balance at the beginning of year:	$286	$352
Capitalized mortgage servicing rights	—	—
Amortization	(17)	(17)
Balance at the end of period	$269	$335
Fair value at the end of period	$416	$537

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate. We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80% and we do not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Home equity loans are secured by first or second mortgages on one-to-four family owner occupied properties.

Commercial real estate. Loans in this segment are primarily income-producing investment properties and owner-occupied commercial properties throughout New England. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

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

An analysis of changes in the allowance for loan losses by segment for the three months ended March 31, 2019 and 2018 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	452	71	(59)	25	11	500
Charge-offs	—	—	—	(36)	—	(36)
Recoveries	35	15	7	18	—	75
Balance at March 31, 2018	$5,199	$3,397	$2,681	$78	$15	$11,370

Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	24	108	(127)	28	17	50
Charge-offs	(116)	(94)	(37)	(46)	—	(293)
Recoveries	37	1	4	27	—	69
Balance at March 31, 2019	$5,205	$3,571	$2,954	$144	$5	$11,879

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2019
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,205	3,571	2,954	144	5	11,879
Total allowance for loan losses	$5,205	$3,571	$2,954	$144	$5	$11,879

Impaired loans	$7,156	$4,041	$3,300	$53	$—	$14,550
Non-impaired loans	753,175	664,340	224,530	5,217	—	1,647,262
Impaired loans acquired with deteriorated credit quality	10,445	3,177	879	—	—	14,501
Total loans	$770,776	$671,558	$228,709	$5,270	$—	$1,676,313

December 31, 2018
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,260	3,556	3,114	135	(12)	12,053
Total allowance for loan losses	$5,260	$3,556	$3,114	$135	$(12)	$12,053

Impaired loans	$5,237	$4,754	$2,345	$60	$—	$12,396
Non-impaired loans	752,770	666,883	240,235	5,143	—	1,665,031
Impaired loans acquired with deteriorated credit quality	10,874	3,242	913	—	—	15,029
Total loans	$768,881	$674,879	$243,493	$5,203	$—	$1,692,456

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
March 31, 2019
Commercial real estate	$3,238	$2,327	$2,890	$8,455	$762,321	$770,776	$6,547
Residential real estate:
Residential	1,513	378	3,199	5,090	570,471	575,561	4,945
Home equity	301	—	197	498	95,499	95,997	369
Commercial and industrial	305	357	301	963	227,746	228,709	3,399
Consumer	77	17	3	97	5,173	5,270	52
Total loans	$5,434	$3,079	$6,590	$15,103	$1,661,210	$1,676,313	$15,312

December 31, 2018
Commercial real estate	$1,857	$—	$2,865	$4,722	$764,159	$768,881	$4,701
Residential real estate:
Residential	1,798	572	1,879	4,249	573,392	577,641	5,856
Home equity	600	5	242	847	96,391	97,238	391
Commercial and industrial	794	1,463	305	2,562	240,931	243,493	2,476
Consumer	93	1	21	115	5,088	5,203	60
Total loans	$5,142	$2,041	$5,312	$12,495	$1,679,961	$1,692,456	$13,484

Impaired Loans.

The following is a summary of impaired loans by class:

				Three Months Ended
	At March 31, 2019			March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$17,601	$20,722	$—	$16,856	$131
Residential real estate	6,823	7,900	—	7,190	44
Home equity	395	445	—	417	—
Commercial and industrial	4,179	8,782	—	3,718	37
Consumer	53	64	—	57	—
Total impaired loans	$29,051	$37,913	$—	$28,238	$212

				Three Months Ended
	At December 31, 2018			March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$16,111	$19,081	$—	$15,404	$190
Residential real estate	7,558	8,614	—	6,578	10
Home equity	438	468		737	1
Commercial and industrial	3,258	7,788	—	3,990	44
Consumer	60	70		108	—
Total impaired loans	$27,425	$36,021	$—	$26,817	$245

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (“TDR”). Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three months ended March 31, 2019 and March 31, 2018. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. As of March 31, 2019, we have not committed to lend any additional funds for loans that are classified as impaired. Payments received on performing impaired loans are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three months ended March 31, 2019 and 2018 pertained to performing TDRs and purchased impaired loans.

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

There were no significant loans modified in TDRs during the three months ended March 31, 2019 or 2018. During the three months ended March 31, 2019 and 2018, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. As of March 31, 2019, we have not committed to lend any additional funds for loans that are classified as impaired. There were no charge-offs on TDRs during the three months ended March 31, 2019 and 2018.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of March 31, 2019 and 2018.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(702)	(646)	(56)	(158)	(488)
Dispositions	(71)	(71)	—	(31)	(40)
Balance at March 31, 2019	$24,020	$19,166	$4,854	$4,665	$14,501

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(1,412)	(1,194)	(218)	(175)	(1,019)
Balance at March 31, 2018	$27,950	$21,964	$5,986	$5,858	$16,106

Credit Quality Information.

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

Loans rated 5: Loans rated 5 are considered “Special Mention” and may exhibit potential credit weaknesses or downward trends and are being monitored by management. Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.

Loans rated 6: Loans rated 6 are considered “Substandard.” A loan is classified as substandard if the borrower exhibits a well-defined weakness and may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. In addition, management utilizes delinquency reports, the criticized report and other loan reports to monitor credit quality. In addition, at least on an annual basis, the Company contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of its review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2019
Pass (Rated 1 – 4)	$732,542	$569,124	$95,422	$191,580	$5,218	$1,593,886
Special Mention (Rated 5)	16,101	—	—	7,802	—	23,903
Substandard (Rated 6)	22,133	6,437	575	29,327	52	58,524
Total	$770,776	$575,561	$95,997	$228,709	$5,270	$1,676,313

December 31, 2018
Pass (Rated 1 – 4)	$732,729	$570,428	$96,643	$207,663	$5,143	$1,612,606
Special Mention (Rated 5)	17,929	—	—	12,248	—	30,177
Substandard (Rated 6)	18,223	7,213	595	23,582	60	49,673
Total	$768,881	$577,641	$97,238	$243,493	$5,203	$1,692,456

6.	GOODWILL AND OTHER INTANGIBLES

At March 31, 2019 and December 31, 2018, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three months ended March 31, 2019 or the year ended December 31, 2018. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2019 and the three months ended March 31, 2018. At March 31, 2019, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.7 million thereafter.

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

A summary of stock option activity for the three months ended March 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2018	238,075	$6.33	3.44	$877
Exercised	(12,550)	5.12	0.74	60
Outstanding at March 31, 2019	225,525	$6.40	3.33	$633

Exercisable at March 31, 2019	225,525	$6.40	3.33	$633

Cash received for options exercised during the three months ended March 31, 2019 and 2018 was $64,000 and $104,000, respectively.

Restricted Stock Awards. In May 2014, the Company’s shareholders approved a stock-based compensation plan (the “RSA Plan”). Under the RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met, will be available for future issuance under the RSA Plan.

In January 2015, there were 48,560 shares granted under the RSA Plan. These shares vest ratably over five years. The fair market value of shares awarded are based on the market price at the grant date and recorded as unearned compensation. The shares are amortized over the applicable vesting period.

In 2016, the Compensation Committee (the “Committee”) approved a long-term incentive program (“LTI Plan”). The 2016 LTI Plan provides a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the 2016 LTI Plan is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

The 2016 LTI Plan includes eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Compensation Committee. The 2016 LTI Plan is triggered by the Company’s achievement of satisfactory safety and soundness results from its most recent regulatory examination and additional Company performance metrics. Stock grants made under the 2016 LTI Plan consist of 50% time-based stock and 50% performance-based stock.

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

As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold and target metrics under the 2016 LTI Plan are as follows:

	Return on Equity Metrics
	Threshold	Target
Original metrics	5.85%	6.32%
Adjusted metrics	6.38%	6.79%

As of December 31, 2018, the three-year performance period for the 2016 LTI Plan performance-based share grant expired. Performance-based shares were earned based on the Company achieving the 2016 LTI Plan threshold and target metrics at the end of the three-year performance period. The Company’s return on equity for the year ended December 31, 2018 was 6.82%, which resulted in the achievement of the target return on equity metric for the 2016 LTI Plan grant. In February of 2019, 26,197 performance-based shares vested and were granted to eligible recipients under the Plan.

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

As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold, target and maximum metrics for 2019 under the 2017 LTI Plan are as follows:

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

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2019	6.85%	7.35%	7.75%
December 31, 2020	7.40%	7.90%	8.30%

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

In February 2019, there were 108,718 shares granted under the 2019 LTI Plan. Of the 108,718 shares, 64,496 shares were time-based, with 20,262 vesting in one year and 44,234 vesting ratably over a three-year period. The remaining 44,222 shares granted are performance-based and are subject to the achievement of the 2019 long-term incentive performance metric. Under the 2019 LTI Plan, the primary performance metric was return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. The threshold, target and stretch metrics under the 2019 LTI Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2019	5.75%	6.13%	7.00%
December 31, 2020	6.00%	6.75%	7.75%
December 31, 2021	6.25%	7.00%	8.00%

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

At March 31, 2019, there were an additional 127,335 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at March 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(53,465)	8.75
Balance at March 31, 2019	210,965	$10.10

We recorded total expense for restricted stock awards of $195,000 and $232,000 for the three months ended March 31, 2019 and 2018, respectively.

8.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans.

FHLB advances with an original maturity of less than one year totaled $35.0 million and $59.3 million at March 31, 2019 and December 31, 2018, respectively, with a weighted average rate of 2.69% and 3.28%, respectively. At March 31, 2019, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow up to approximately $229.5 million from the FHLB.

In addition, at March 31, 2019 and December 31, 2018, the Company had an available Ideal Way line of credit with the FHLB for up to $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily and the portion not repaid will be automatically renewed. At March 31, 2019 and December 31, 2018, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at March 31, 2019 and 2018. We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under the line at March 31, 2019 and 2018.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At March 31, 2019, we had $196.0 million in long-term debt with the FHLBB. This compares to $208.0 million in long-term debt with FHLBB advances at December 31, 2018.

9.	PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2019. No contributions have been made to the plan for the three months ended March 31, 2019. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Service cost	$274	$303
Interest cost	284	253
Expected return on assets	(308)	(347)
Amortization of actuarial loss	32	57
Net periodic pension cost	$282	$266

10.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2019 and December 31, 2018.

March 31, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$1,518

December 31, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$1,259

At March 31, 2019 and December 31, 2018, all derivatives were designated as hedging instruments.

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

The following table presents information about our cash flow hedges at March 31, 2019 and December 31, 2018:

March 31, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)

Interest rate swaps on FHLBB borrowings	$35,000	3.5	2.61%	3.54%	$(1,518)

December 31, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)

Interest rate swaps on FHLBB borrowings	$35,000	3.7	2.79%	3.54%	$(1,259)

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings for the three months ended March 31, 2019 or the year ended December 31, 2018.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2019	2018
	(In thousands)

Interest rate swaps	$(328)	$678

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees was $332,000 and $435,000 during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At March 31, 2019 and December 31, 2018, we had a net liability position of $1.5 million and $1.3 million with our counterparties, respectively. As of March 31, 2019, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $850,000 and $830,000 cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at March 31, 2019, we could have been required to settle our obligations under the agreements at the termination value.

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

Fair Value Hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$172,622	$—	$172,622
U.S. government guaranteed mortgage-backed securities	—	18,954	—	18,954
Corporate bonds	—	25,671	—	25,671
State and municipal bonds	—	2,992	—	2,992
Government-sponsored enterprise obligations	—	24,639	—	24,639
Marketable equity securities	6,518	—	—	6,518
Total assets	$6,518	$244,878	$—	$251,396

Liabilities:
Interest rate swaps	$—	$1,518	$—	$1,518

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$159,351	$—	$159,351
U.S. government guaranteed mortgage-backed securities	—	19,338	—	19,338
Corporate bonds	—	48,168	—	48,168
State and municipal bonds	—	2,944	—	2,944
Government-sponsored enterprise obligations	—	23,947	—	23,947
Marketable equity securities	6,408	—	—	6,408
Total assets	$6,408	$253,748	$—	$260,156

Liabilities:
Interest rate swaps	$—	$1,259	$—	$1,259

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at March 31, 2019 or December 31, 2018. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2019 and December 31, 2018. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended
	March 31, 2019			March 31, 2019
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired loans	$—	$—	$2,115	$130

	At			Three Months Ended
	December 31, 2018			March 31, 2018
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired loans	$—	$—	$1,676	$170

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

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$44,482	$44,482	$—	$—	$44,482
Securities available-for-sale	244,878	—	244,878	—	244,878
Marketable equity securities	6,518	6,518	—	—	6,518
Federal Home Loan Bank of Boston and other restricted stock	12,407	—	—	12,407	12,407
Loans - net	1,668,787	—	—	1,627,630	1,627,630
Accrued interest receivable	5,640	—	—	5,640	5,640
Mortgage servicing rights	269	—	416	—	416

Liabilities:
Deposits	1,629,834	—	—	1,628,896	1,628,896
Short-term borrowings	35,000	—	35,000	—	35,000
Long-term debt	196,039	—	195,575	—	195,575
Accrued interest payable	608	—	—	608	608
Derivative liabilities	1,518	—	1,518	—	1,518

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$26,789	$26,789	$—	$—	$26,789
Securities available-for-sale	253,748	—	253,748	—	253,748
Marketable equity securities	6,408	6,408	—	—	6,408
Federal Home Loan Bank of Boston and other restricted stock	14,695	—	—	14,695	14,695
Loans - net	1,684,804	—	—	1,631,558	1,631,558
Accrued interest receivable	5,652	—	—	5,652	5,652
Mortgage servicing rights	286	—	456	—	456

Liabilities:
Deposits	1,595,993	—	—	1,592,521	1,592,521
Short-term borrowings	59,250	—	59,247	—	59,247
Long-term debt	208,018	—	206,789	—	206,789
Accrued interest payable	530	—	—	530	530
Derivative liabilities	1,259	—	1,259	—	1,259

12.	LEASES

The Company determines if an arrangement is a lease at inception. Effective in 2019, operating leases are included within other assets and other liabilities in our consolidated balance sheets. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. Additionally, the Company has elected the practical expedient whereby expired leases, existing operating lease classifications and initial direct costs will not be reassessed at inception. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for additional five-year terms up to 15 years.

The components of lease expense were as follows:

Three Months Ended
March 31, 2019
(In thousands)

Amortization of right-of-use assets	$242
Interest on lease liabilities	63
Operating lease cost	$305

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$292

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(In thousands)

Operating lease right-of-use assets	$6,993
Operating lease liabilities	$7,005

The weighted average remaining lease term for our operating leases was 11 years with a weighted average discount rate of 3.52% at March 31, 2019.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2019	$836
2020	995
2021	916
2022	887
2023	700
Thereafter	4,333
Total lease payments	8,667
Less imputed interest	(1,662)
Total	$7,005

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2019 and recorded an increase in assets of $7.2 million and an increase in liabilities of $7.2 million on the consolidated balance sheet as a result of recognizing the right-of-use assets and lease liabilities.

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

In March 2017, the FASB issued ASU 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer (that is, at a premium). The Company adopted this ASU on January 1, 2019, which reduced premiums on callable debt securities and resulted in a cumulative-effect adjustment directly to retained earnings, net of tax, of $7,000.

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

In connection with our overall growth strategy, we seek to:

●	grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area and northern Connecticut to increase the net interest margin and loan income;

●	supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2019 in the context of this strategy.

●	Net income was $3.4 million, or $0.13 per diluted share, for the three months ended March 31, 2019, compared to $3.5 million, or $0.12 per diluted share, for the same period in 2018.

●	The provision for loan losses was $50,000 for the three months ended March 31, 2019, compared to $500,000 for the same period in 2018.

●	Net interest income decreased $396,000, or 2.7%, to $14.3 million, for the three months ended March 31, 2019, from $14.7 million, for the three months ended March 31, 2018. The decrease in net interest income was due to an increase of $1.7 million, or 43.0%, in interest expense, partially offset by an increase in interest and dividend income of $1.3 million, or 7.1%. Net interest income included $22,000 and $235,000 in favorable purchase accounting adjustments for the three months ended March 31, 2019 and 2018, respectively.

CRITICAL ACCOUNTING POLICIES.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2019. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2018 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 AND DECEMBER 31, 2018

At March 31, 2019, total assets were $2.1 billion, a decrease of $3.1 million, or 0.2%, from December 31, 2018. During the same period, total loans decreased $16.2 million, or 1.0%, and securities decreased $8.9 million, or 3.5%, partially offset by the increase in cash and cash equivalents of $17.7 million or 66.1%.

Total loans were $1.7 billion, a decrease of $16.2 million, or 1.0%, from December 31, 2018 due to a decrease in commercial and industrial loans of $14.8 million, or 6.1%, and a decrease in residential loans, including home equity loans, of $3.3 million, or 0.5%. During the same period, commercial real estate loans increased $1.9 million, or 0.3%. The decrease in total loans at March 31, 2019 was a combination of payoffs in the commercial and industrial loan portfolio as well as seasonal factors. Total loan originations during the first quarter of 2019 were strong despite elevated levels of loan payoffs, particularly in the commercial and industrial loan portfolio. During the first quarter of 2019, the Company originated $57.9 million in new loans, which included $21.2 million in commercial and industrial loans, $22.2 million in commercial real estate loans and $14.5 million in residential real estate loans.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. At March 31, 2019, non-performing loans increased $1.8 million, or 13.3%, to $15.3 million, or 0.91% of total loans, compared to $13.5 million, or 0.79% of total loans, at December 31, 2018. There were no loans 90 or more days past due and still accruing interest. At March 31, 2019, non-performing assets to total assets was 0.72%, an increase of eight basis points from 0.64% at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.71% at both March 31, 2019 and December 31, 2018. At March 31, 2019, the allowance for loan losses as a percentage of non-performing loans was 77.6%, compared to 89.4% at December 31, 2018. The allowance for loan losses as a percentage of total loans, excluding loans acquired, which were recorded at fair value with no related allowance for loan losses, was 0.96% at March 31, 2019 and 0.98% at December 31, 2018. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At March 31, 2019, total deposits were $1.6 billion, an increase of $33.8 million, or 2.1%, from December 31, 2018. Core deposits, which the Company defines as all deposits except time deposits, increased $11.0 million, or 1.2%, from $935.9 million, or 58.6% of total deposits, at December 31, 2018, to $946.9 million, or 58.1% of total deposits, at March 31, 2019. Non-interest bearing deposits decreased $10.3 million, or 2.9%, to $345.1 million, money market accounts remained relatively unchanged at $398.2 million, interest-bearing checking accounts increased $16.6 million, or 26.1%, to $80.2 million, and savings accounts increased $4.9 million, or 4.1%, to $123.4 million compared to December 31, 2018. Time deposits increased $23.0 million, or 3.5%, from $660.0 million at December 31, 2018 to $683.0 million at March 31, 2019. Brokered deposits, which are included within time deposits, increased $4.3 million to $28.1 million at March 31, 2019, from $23.8 million at December 31, 2018.

FHLB advances decreased $36.3 million, or 13.6%, from $267.3 million at December 31, 2018, to $231.0 million at March 31, 2019. The Company utilized the increase in deposit balances during the quarter to pay down FHLB borrowings. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

At March 31, 2019, shareholders’ equity was $227.3 million, or 10.8% of total assets, compared to $237.0 million, or 11.2% of total assets, at December 31, 2018. The decrease in shareholders’ equity during the three months ended March 31, 2019 reflects $15.4 million for the repurchase of the Company’s shares during the quarter and the payment of regular cash dividends of $1.4 million partially offset by net income of $3.4 million and a decrease of $3.2 million in accumulated other comprehensive loss. Total shares outstanding as of March 31, 2019 were 26,953,429.

The Company’s book value per share increased by $0.08, or 1.0%, to $8.43 at March 31, 2019, from $8.35 at December 31, 2018. The Company’s tangible book value per share increased by $0.06, or 0.8%, to $7.84 at March 31, 2019 from $7.78 at December 31, 2018. The Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

General.

Net income was $3.4 million, or $0.13 per diluted share, for the three months ended March 31, 2019, compared to $3.5 million, or $0.12 per diluted share, for the same period in 2018. Net interest income was $14.3 million and $14.7 million for the three months ended March 31, 2019 and 2018, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2019 and 2018, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,684,094	$18,179	4.38%	$1,626,738	$16,827	4.20%
Securities(2)	259,179	1,695	2.65	282,556	1,814	2.60
Other investments - at cost	15,942	236	6.00	17,111	201	4.76
Short-term investments(3)	15,112	76	2.04	5,946	21	1.43
Total interest-earning assets	1,974,327	20,186	4.15	1,932,351	18,863	3.96
Total non-interest-earning assets	133,870			137,017
Total assets	$2,108,197			$2,069,368

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$72,934	$81	0.45%	$93,117	$80	0.35%
Savings accounts	122,608	33	0.11	142,890	40	0.11
Money market accounts	395,215	556	0.57	418,183	419	0.41
Time deposits	673,852	3,299	1.99	561,106	1,816	1.31
Total interest-bearing deposits	1,264,609	3,969	1.27	1,215,296	2,355	0.79
Short-term borrowings and long-term debt	248,982	1,765	2.87	282,710	1,655	2.37
Interest-bearing liabilities	1,513,591	5,734	1.54	1,498,006	4,010	1.09
Non-interest-bearing deposits	344,273			310,193
Other non-interest-bearing liabilities	20,370			15,886
Total non-interest-bearing liabilities	364,643			326,079

Total liabilities	1,878,234			1,824,085
Total equity	229,963			245,283
Total liabilities and equity	$2,108,197			$2,069,368
Less: Tax-equivalent adjustment(2)		(126)			(131)
Net interest and dividend income		$14,326			$14,722
Net interest rate spread			2.58%			2.85%
Net interest rate spread, on a tax equivalent basis(4)			2.61%			2.87%
Net interest margin			2.94%			3.09%
Net interest margin, on a tax equivalent basis(5)			2.97%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.44%			128.99%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of operations.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$593	$759	$1,352
Securities (1)	(150)	31	(119)
Other investments - at cost	(14)	49	35
Short-term investments	32	23	55
Total interest-earning assets	461	862	1,323

Interest-bearing liabilities
Interest-bearing checking accounts	(17)	18	1
Savings accounts	(6)	(1)	(7)
Money market accounts	(23)	160	137
Time deposits	365	1,118	1,483
Short-term borrowing and long-time debt	(197)	307	110
Total interest-bearing liabilities	122	1,602	1,724
Change in net interest and dividend income (1)	$339	$(740)	$(401)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

The net interest margin was 2.94% for the three months ended March 31, 2019, compared to 3.09% for the three months ended March 31, 2018. The net interest margin, on a tax-equivalent basis, was 2.97% for the three months ended March 31, 2019, compared to 3.12% for the three months ended March 31, 2018. The amortization of purchase accounting adjustments related to the merger with Chicopee increased net interest income by $22,000 and $235,000 during the three months ended March 31, 2019 and 2018, respectively. Excluding the favorable purchase accounting amortization, the net interest margin was 2.96% for the three months ended March 31, 2019 and 3.07% for the three months ended March 31, 2018.

Net interest and dividend income decreased $396,000, or 2.7%, to $14.3 million for the three months ended March 31, 2019, compared to $14.7 million for the three months ended March 31, 2018. The average yield on interest-earning assets increased 19 basis points to 4.15% for the three months ended March 31, 2019, from 3.96% for the three months ended March 31, 2018. During the three months ended March 31, 2019, the average cost of funds increased 45 basis points to 1.54%, from 1.09% for the three months ended March 31, 2018. The average cost of time deposits increased 68 basis points to 1.99% for the three months ended March 31, 2019 from 1.31% for the three months ended March 31, 2018. The average cost of borrowings increased 50 basis points to 2.87% for the three months ended March 31, 2019 from 2.37% for the three months ended March 31, 2018.

Average interest-earning assets increased $42.0 million, or 2.2%, to $2.0 billion for the three months ended March 31, 2019 from $1.9 billion for the three months ended March 31, 2018. The increase in average interest-earning assets was due to an increase in average loans of $57.4 million, or 3.5%, and an increase in short-term investments of $9.2 million, partially offset by a decrease in average securities of $23.4 million, or 8.3%.

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

The amount of the provision for loan losses during the three months ended March 31, 2019 was based upon the changes that occurred in the loan portfolio during that same period. After evaluating these factors, we recorded a provision for loan losses of $50,000 for the three months ended March 31, 2019, compared to $500,000 for the same period in 2018, primarily due to a decrease in loan balances for the three months ended March 31, 2019. The allowance was $11.9 million and $12.1 million, respectively, and 0.71% of total loans at each of March 31, 2019 and December 31, 2018. At March 31, 2019, the allowance for loan losses as a percentage of nonperforming loans was 77.6%, compared to 89.4% at December 31, 2018. Net charge-offs were $224,000 for the three months ended March 31, 2019, compared to net recoveries of $39,000 for the three months ended March 31, 2018.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income increased $405,000, or 22.9%, to $2.2 million for the three months ended March 31, 2019, from $1.8 million for the three months ended March 31, 2018 as a result of the Company recognizing $201,000 in previously unamortized premiums on a bond which was paid in full prior to its final maturity and $106,000 in unrealized losses on the Company’s marketable equity securities portfolio during the three months ended March 31, 2018.

Non-interest Expense.

Non-interest expense increased $597,000, or 5.2%, to $12.0 million, or 2.31% of average assets, for the three months ended March 31, 2019, from $11.4 million, or 2.24% of average assets, for the three months ended March 31, 2018. Salaries and benefits increased $247,000, or 3.8%, primarily due to annual merit increases as well as the addition of new staff to support the Company’s business initiatives. Occupancy expense increased $111,000, or 10.5%, data processing expense increased $28,000, or 4.4%, FDIC insurance expense increased $18,000, or 11.4%, advertising expense increased $17,000, or 4.9%, professional fees increased $46,000, or 7.0%, and other non-interest expense increased $92,000, or 5.5%. For the three months ended March 31, 2019, the efficiency ratio was 73.4%, compared to 68.2% for the three months ended March 31, 2018.

Income Taxes.

The Company’s effective tax rate was 22.5% and 22.9% for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019		2018
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,058	4.35%	$16,702	4.16%
Tax-equivalent adjustment (1)	121		125
Loans (tax-equivalent basis)	$18,179	4.38%	$16,827	4.20%

Securities (no tax adjustment)	$1,690	2.64%	$1,808	2.60%
Tax-equivalent adjustment (1)	5		6
Securities (tax-equivalent basis)	$1,695	2.65%	$1,814	2.60%

Net interest income (no tax adjustment)	$14,326		$14,722
Tax-equivalent adjustment (1)	126		131
Net interest income (tax-equivalent basis)	$14,452		$14,853

Interest rate spread (no tax adjustment)		2.58%		2.85%
Net interest margin (no tax adjustment)		2.94%		3.09%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At March 31, 2019 and December 31, 2018, outstanding borrowings from the FHLB were $231.0 million and $267.3 million, respectively. At March 31, 2019, we had $229.5 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2019 and December 31, 2018, we did not have an outstanding balance under these lines. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are also obligated under agreements with the FHLB to repay borrowed funds.

At March 31, 2019, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2019, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$234,322	14.28%	$131,230	8.00%	N/A	N/A
Bank	222,102	13.56	131,046	8.00	$163,808	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	222,443	13.56	98,423	6.00	N/A	N/A
Bank	210,223	12.83	98,285	6.00	131,046	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	222,443	13.56	73,817	4.50	N/A	N/A
Bank	210,223	12.83	73,714	4.50	106,475	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	222,443	10.58	84,070	4.00	N/A	N/A
Bank	210,223	9.99	84,134	4.00	105,168	5.00

December 31, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$247,361	14.87%	$133,089	8.00%	N/A	N/A
Bank	235,569	14.18	132,892	8.00	$166,115	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	99,817	6.00	N/A	N/A
Bank	223,516	13.46	99,669	6.00	132,892	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	74,862	4.50	N/A	N/A
Bank	223,516	13.46	74,752	4.50	107,974	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,308	11.14	84,497	4.00	N/A	N/A
Bank	223,516	10.59	84,465	4.00	105,581	5.00

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

The following table summarizes the contractual obligations and credit commitments at March 31, 2019:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Year But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)

Borrowings
Federal Home Loan Bank	$133,606	$93,908	$2,920	$605	$231,039

Credit Commitments:
Available lines of credit	186,538	—	—	75,740	262,278
Other loan commitments	82,243	33,577	1,630	352	117,802
Letters of credit	9,394	646	301	693	11,034
Total credit commitments	278,175	34,223	1,931	76,785	391,114

Other Obligations
Vendor Contracts	3,356	6,712	6,712	3,071	19,851

Total Obligations	$415,137	$134,843	$11,563	$80,461	$642,004

OFF-BALANCE SHEET ARRANGEMENTS.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2018 Annual Report. Please refer to Item 7A of the 2018 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2018 Annual Report. There are no material changes in the risk factors relevant to our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)(3)
January 1 - 31, 2019	191,419		10.14	191,419	59,914
February 1 - 28, 2019	464,124	(2)	9.87	455,752	2,418,362
March 1 - 31, 2019	899,809		9.92	899,809	1,518,553
Total	1,555,352		9.93	1,546,980	1,518,553

(1)	On January 31, 2017, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock (the “2017 Plan”). The 2017 Plan began March 13, 2017 and on March 1, 2019, the Company announced the completion of the 2017 Plan.

(2)	Number includes repurchases of 8,372 shares related to tax obligations for shares of restricted stock that vested on February 14, 2019 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on February 19, 2019.

(3)	On January 29, 2019, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock (the “2019 Plan”). As of March 31, 2019, the Company has repurchased 1,295,647 shares under the 2019 Plan.

There were no sales by us of unregistered securities during the three months ended March 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.