Form 10-Q
period 2019-06-30
Western New England Bancorp, Inc.
filed 2019-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-16767

Western New England Bancorp, Inc.

(Exact name of registrant as specified in its charter)

141 Elm Street, Westfield, Massachusetts	01086
(Address of principal executive offices)	(Zip Code)

(413) 568-1911

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WNEB	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 2, 2019, the registrant had 26,653,429 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	changes in the interest rate environment that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$19,729	$20,616
Federal funds sold	1,407	1,246
Interest-bearing deposits and other short-term investments	4,552	4,927
Cash and cash equivalents	25,688	26,789

Securities available-for-sale, at fair value	234,999	253,748
Marketable equity securities, at fair value	6,639	6,408
Federal Home Loan Bank stock and other restricted stock, at cost	11,756	14,695
Loans, net of allowance for loan losses of $12,423 and $12,053 at June 30, 2019 and December 31, 2018, respectively	1,709,738	1,684,804
Premises and equipment, net	24,265	24,624
Accrued interest receivable	5,493	5,652
Bank-owned life insurance	70,155	69,252
Deferred tax asset, net	7,943	9,872
Goodwill	12,487	12,487
Core deposit intangible	3,500	3,688
Other assets	14,481	6,803
Total Assets	$2,127,144	$2,118,822

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$375,534	$355,389
Interest-bearing	1,269,017	1,240,604
Total deposits	1,644,551	1,595,993

Short-term borrowings	50,000	59,250
Long-term debt	175,683	208,018
Other liabilities	27,194	18,532
Total liabilities	1,897,428	1,881,793

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 26,703,468 shares issued and outstanding at June 30, 2019; 28,393,348 shares issued and outstanding at December 31, 2018	267	284
Additional paid-in capital	165,479	182,096
Unearned compensation - ESOP	(4,873)	(5,171)
Unearned compensation - Equity Incentive Plan	(1,504)	(872)
Retained earnings	78,100	74,108
Accumulated other comprehensive loss	(7,753)	(13,416)
TOTAL SHAREHOLDERS’ EQUITY	229,716	237,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,127,144	$2,118,822

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Residential and commercial real estate loans	$15,146	$14,543	$30,117	$28,342
Commercial and industrial loans	3,071	3,777	6,074	6,592
Consumer loans	85	85	169	173
Debt securities, taxable	1,571	1,770	3,201	3,518
Debt securities, tax-exempt	17	21	37	45
Equity securities	42	38	82	74
Other investments	210	202	446	403
Short-term investments	73	28	149	49
Total interest and dividend income	20,215	20,464	40,275	39,196

Interest expense:
Deposits	4,367	2,718	8,336	5,073
Long-term debt	1,051	1,130	2,190	1,985
Short-term borrowings	596	751	1,222	1,551
Total interest expense	6,014	4,599	11,748	8,609
Net interest and dividend income	14,201	15,865	28,527	30,587

Provision for loan losses	350	750	400	1,250
Net interest and dividend income after provision for loan losses	13,851	15,115	28,127	29,337

Non-interest income (loss):
Service charges and fees	1,850	1,693	3,483	3,276
Income from BOLI	478	484	903	926
Bank-owned life insurance death benefit	—	715	—	715
Loss on available-for-sale securities, net	(96)	(49)	(61)	(250)
Unrealized gain (loss) on marketable equity securities, net	79	(41)	149	(147)
Gain on sale of other real estate owned	—	—	—	48
Other income	206	131	214	131
Total non-interest income	2,517	2,933	4,688	4,699

Non-interest expense:
Salaries and employees benefits	6,876	6,564	13,656	13,097
Occupancy	998	967	2,169	2,027
Furniture and equipment	427	382	832	749
Data processing	702	678	1,367	1,315
Professional fees	607	681	1,312	1,340
FDIC insurance assessment	236	147	412	305
Advertising	370	355	734	702
Other expenses	1,924	1,772	3,681	3,437
Total non-interest expense	12,140	11,546	24,163	22,972
Income before income taxes	4,228	6,502	8,652	11,064
Income tax provision	971	1,364	1,965	2,407
Net income	$3,257	$5,138	$6,687	$8,657

Earnings per common share:
Basic earnings per share	$0.13	$0.18	$0.25	$0.30
Weighted average shares outstanding	26,047,187	29,035,895	26,539,618	29,259,119
Diluted earnings per share	$0.12	$0.18	$0.25	$0.29
Weighted average diluted shares outstanding	26,160,169	29,178,264	26,653,929	29,398,356

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$3,257	$5,138	$6,687	$8,657

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	3,360	(1,545)	7,687	(6,424)
Reclassification adjustment for net losses realized in income (1)	96	49	61	250
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	—	—	7	—
Unrealized gains (losses)	3,456	(1,496)	7,755	(6,174)
Tax effect	(867)	259	(1,980)	1,329
Net-of-tax amount	2,589	(1,237)	5,775	(4,845)

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	(583)	240	(911)	918
Reclassification adjustment for loss realized in interest expense (2)	84	102	152	273
Reclassification adjustment for termination fee realized in interest expense (3)	266	266	530	530
Unrealized gains (losses) on cash flow hedges	(233)	608	(229)	1,721
Tax effect	65	(171)	64	(484)
Net-of-tax amount	(168)	437	(165)	1,237

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss(4)	32	57	64	114
Tax effect	(9)	(16)	(18)	(32)
Net-of-tax amount	23	41	46	82

Other comprehensive income (loss)	2,444	(759)	5,656	(3,526)

Comprehensive income	$5,701	$4,379	$12,343	$5,131

(1) Realized losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized losses were $(37,000) and $(14,000) for the three months ended June 30, 2019 and 2018, respectively.   The tax effects applicable to net realized losses were $(28,000) and $(70,000) for the six months ended June 30, 2019 and 2018, respectively.

(2) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt.  Income tax effects associated with the reclassification adjustments were $24,000 and $29,000 for the three months ended June 30, 2019 and 2018, respectively.  Income tax effects associated with the reclassification adjustments were $43,000 and $77,000 for the six months ended June 30, 2019 and 2018, respectively.

(3) Amortization of termination fees realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt.  Income tax effects associated with the reclassification adjustments were $75,000 for the three months ended June 30, 2019 and 2018, respectively.  Income tax effects associated with the reclassification adjustments were $149,000 for the six months ended June 30, 2019 and 2018, respectively.

(4) Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense.  Income tax effects associated with the reclassification adjustments were $9,000 and $16,000 for the three months ended June 30, 2019 and 2018, respectively.  Income tax effects associated with the reclassification adjustments were $18,000 and $32,000 for the six months ended June 30, 2019 and 2018, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income	—	—	—	—	—	3,519	(2,767)	752
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	88	154	—	—	—	242
Share-based compensation - equity incentive plan	—	—	—	—	232	—	—	232
Common stock repurchased	(451,641)	(5)	(4,798)	—	—	—	—	(4,803)
Issuance of common stock in connection with stock option exercises	16,975	1	103	—	—	—	—	104
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid on common stock ($0.04 per share)	—	—	—	—	—	(1,185)	—	(1,185)
BALANCE AT MARCH 31, 2018	30,138,083	$302	$199,845	$(5,632)	$(1,485)	$64,675	$(15,082)	$242,623
Comprehensive income	—	—	—	—	—	5,138	(759)	4,379
Common stock held by ESOP committed to be released (90,978 shares)	—	—	89	154	—	—	—	243
Share-based compensation - equity incentive plan	—	—	—	—	253	—	—	253
Common stock repurchased	(391,376)	(4)	(4,257)	—	—	—	—	(4,261)
Cash dividends declared and paid on common stock ($0.04 per share)	—	—	—	—	—	(1,164)	—	(1,164)
BALANCE AT JUNE 30, 2018	29,746,707	$298	$195,677	$(5,478)	$(1,232)	$68,649	$(15,841)	$242,073

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	3,430	3,212	6,642
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)						(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	60	149	—	—	—	209
Share-based compensation - equity incentive plan	—	—	(45)	—	240	—	—	195
Common stock repurchased	(1,555,352)	(15)	(15,432)	—	—	—	—	(15,447)
Issuance of common stock in connection with stock option exercises	12,550	—	64	—	—	—	—	64
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,375)	—	(1,375)
BALANCE AT MARCH 31, 2019	26,953,429	$270	$167,812	$(5,022)	$(1,702)	$76,156	$(10,197)	$227,317
Comprehensive income	—	—	—	—	—	3,257	2,444	5,701
Common stock held by ESOP committed to be released (88,117 shares)	—	—	61	149	—	—	—	210
Share-based compensation - equity incentive plan	—	—	—	—	198	—	—	198
Common stock repurchased	(249,961)	(3)	(2,394)	—	—	—	—	(2,397)
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,313)	—	(1,313)
BALANCE AT JUNE 30, 2019	26,703,468	$267	$165,479	$(4,873)	$(1,504)	$78,100	$(7,753)	$229,716

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$6,687	$8,657
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	1,250
Depreciation and amortization of premises and equipment	1,056	1,001
Amortization (accretion) of purchase accounting adjustments, net	78	(1,124)
Amortization of core deposit intangible	188	188
Net amortization of premiums and discounts on securities and mortgage loans	1,004	1,337
Share-based compensation expense	393	485
ESOP expense	419	485
Unrealized (gains) losses on marketable equity securities, net	(149)	147
Net loss on sales of securities	61	250
Gain on sale of other real estate owned	—	(48)
Income from bank-owned life insurance	(903)	(926)
Bank-owned life insurance death benefits	—	(715)
Net change in:
Accrued interest receivable	159	365
Other assets	(7,688)	(1,078)
Other liabilities	8,717	2,659
Net cash provided by operating activities	10,422	12,933

INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(24,864)	(10,681)
Proceeds from redemptions and sales	37,735	12,501
Proceeds from calls, maturities, and principal collections	12,527	12,385
Loan originations and principal payments, net	(25,524)	(37,479)
Redemption (purchase) of Federal Home Loan Bank of Boston stock	2,939	(31)
Proceeds from sale of other real estate owned	—	203
Purchases of premises and equipment	(744)	(1,992)
Proceeds from sale of premises and equipment	27	45
Proceeds from payout on bank-owned life insurance	—	2,050
Net cash provided by (used in) investing activities	2,096	(22,999)
FINANCING ACTIVITIES:
Net increase in deposits	48,606	45,885
Net change in short-term borrowings	(9,250)	(78,650)
Repayment of long-term debt	(32,286)	(34,989)
Proceeds from issuance of long-term debt	—	85,000
Cash dividends paid	(2,688)	(2,349)
Common stock repurchased	(18,065)	(9,142)
Issuance of common stock in connection with stock option exercises	64	104
Net cash (used in) provided by financing activities	(13,619)	5,859

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(1,101)	(4,207)
Beginning of period	26,789	27,132
End of period	$25,688	$22,925

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(221)	$(78)
Interest paid	11,632	8,514
Taxes paid	1,888	1,042

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2019, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations for the year ending December 31, 2019. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and employee incentive plans and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2019 and 2018.

Earnings per common share for the three and six months ended June 30, 2019 and 2018 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income applicable to common stock	$3,257	$5,138	$6,687	$8,657

Average number of common shares issued	26,836	29,897	27,332	30,126
Less: Average unallocated ESOP Shares	(678)	(768)	(689)	(779)
Less: Average unvested equity incentive plan shares	(111)	(93)	(104)	(88)

Average number of common shares outstanding used to calculate basic earnings per common share	26,047	29,036	26,539	29,259

Effect of dilutive equity incentive plan	41	42	39	39
Effect of dilutive stock options	72	100	75	100

Average number of common shares outstanding used to calculate diluted earnings per common share	26,160	29,178	26,653	29,398

Basic earnings per share	$0.13	$0.18	$0.25	$0.30
Diluted earnings per share	$0.12	$0.18	$0.25	$0.29

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Net unrealized losses on securities available-for-sale	$(2,129)	$(9,891)
Tax effect	511	2,491
Net-of-tax amount	(1,618)	(7,400)

Fair value of derivatives used for cash flow hedges	(2,018)	(1,259)
Termination fee on cancelled cash flow hedges	(2,065)	(2,595)
Total derivatives	(4,083)	(3,854)
Tax effect	1,148	1,084
Net-of-tax amount	(2,935)	(2,770)

Unrecognized actuarial loss on the defined benefit plan	(4,452)	(4,516)
Tax effect	1,252	1,270
Net-of-tax amount	(3,200)	(3,246)

Accumulated other comprehensive loss	$(7,753)	$(13,416)

The following table presents changes in accumulated other comprehensive loss for the periods ended June 30, 2019 and 2018 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(4,845)	1,237	82	(3,526)
Balance at June 30, 2018	$(8,650)	$(2,944)	$(4,247)	$(15,841)

Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive (loss) income	5,775	(165)	46	5,656
Balance at June 30, 2019	$(1,618)	$(2,935)	$(3,200)	$(7,753)

4.       SECURITIES

Securities available-for-sale are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(105)	$25,045
State and municipal bonds	2,723	66	—	2,789
Corporate bonds	14,470	106	(63)	14,513
Total debt securities	42,343	172	(168)	42,347

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	175,874	393	(2,212)	174,055
U.S. government guaranteed mortgage-backed securities	18,911	65	(379)	18,597
Total mortgage-backed securities	194,785	458	(2,591)	192,652

Total available-for-sale	$237,128	$630	$(2,759)	$234,999

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(1,203)	$23,947
State and municipal bonds	2,976	33	(65)	2,944
Corporate bonds	49,819	—	(1,651)	48,168
Total debt securities	77,945	33	(2,919)	75,059

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	165,605	1	(6,255)	159,351
U.S. government guaranteed mortgage-backed securities	20,089	1	(752)	19,338
Total mortgage-backed securities	185,694	2	(7,007)	178,689

Total available-for-sale	$263,639	$35	$(9,926)	$253,748

At June 30, 2019, government-sponsored enterprise obligations with a fair value of $6.9 million and mortgage-backed securities with a fair value $52.6 million were pledged to secure public deposits and for other purposes as required or permitted by law.

In 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the guidance on the amortization period of premiums on certain purchased callable debt securities from maturity to the earliest call date. The cumulative-effect adjustment resulting from the adoption of this ASU was to decrease retained earnings and reduce accumulated other comprehensive loss as of January 1, 2019 by $7,000.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2019, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	June 30, 2019
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$22,877	$22,902
Due after five years through ten years	12,730	12,699
Due after ten years	6,736	6,746
Total debt securities	42,343	42,347
Mortgage-backed securities	194,785	192,652
Total available-for-sale securities	$237,128	$234,999

Gross realized gains and losses on sales of securities available-for-sale for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Gross gains realized	$64	$—	$99	$—
Gross losses realized	(160)	(49)	(160)	(250)
Net loss realized	$(96)	$(49)	$(61)	$(250)

Proceeds from the sale of securities available-for-sale amounted to $37.8 million and $12.5 million for the six months ended June 30, 2019 and 2018, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$48	$19,262	$2,164	$118,162
U.S. government guaranteed mortgage-backed securities	—	—	379	14,302
Corporate bonds	—	—	63	5,036
Government-sponsored enterprise obligations	41	4,959	64	16,086
Total available-for-sale	$89	$24,221	$2,670	$153,586

	December 31, 2018
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$74	$7,354	$6,181	$148,762
U.S. government guaranteed mortgage-backed securities	15	2,829	737	14,669
Corporate bonds	110	9,995	1,541	38,173
State and municipal bonds	—	—	65	1,532
Government-sponsored enterprise obligations	—	—	1,203	23,947
Total available-for-sale	$199	$20,178	$9,727	$227,083

During the six months ended June 30, 2019 and year ended December 31, 2018, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At June 30, 2019, management did not consider any debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company's investments in government-sponsored mortgage-backed securities and obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position.

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Commercial real estate	$802,765	$768,881
Residential real estate:
Residential 1-4 family	575,792	577,641
Home equity	96,046	97,238
Commercial and industrial	237,928	243,493
Consumer	5,337	5,203
Total gross loans	1,717,868	1,692,456
Unearned premiums and deferred loan fees and costs, net	4,293	4,401
Allowance for loan losses	(12,423)	(12,053)
Net loans	$1,709,738	$1,684,804

There were no purchases of loans during the six months ended June 30, 2019 and year ended December 31, 2018.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2019 and December 31, 2018, the Company was servicing commercial loans participated out to various other institutions totaling $34.9 million and $35.4 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2019, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (172 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.25%), and net cost to service loans ($83.49 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At June 30, 2019 and December 31, 2018, the Company was servicing residential mortgage loans owned by investors totaling $53.3 million and $56.6 million, respectively. Net service fee income of $36,000 and $48,000 was recorded for the six months ended June 30, 2019 and 2018, respectively, and is included in service charges and fees on the consolidated statements of operations.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Balance at the beginning of period:	$269	$286
Capitalized mortgage servicing rights	—	—
Amortization	(16)	(33)
Balance at the end of period	$253	$253
Fair value at the end of period	$381	$381

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

An analysis of changes in the allowance for loan losses by segment for the six months ended June 30, 2019 and 2018 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2018	$5,199	$3,397	$2,681	$78	$15	$11,370
Provision (credit)	259	211	263	47	(30)	750
Charge-offs	—	(80)	(25)	(49)	—	(154)
Recoveries	—	1	3	16	—	20
Balance at June 30, 2018	$5,458	$3,529	$2,922	$92	$(15)	$11,986

Balance at March 31, 2019	$5,205	$3,571	$2,954	$144	$5	$11,879
Provision (credit)	(224)	78	460	40	(4)	350
Charge-offs	(103)	(31)	(456)	(39)	—	(629)
Recoveries	812	1	2	8	—	823
Balance at June 30, 2019	$5,690	$3,619	$2,960	$153	$1	$12,423

Six Months Ended
Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	710	282	204	73	(19)	1,250
Charge-offs	—	(80)	(25)	(85)	—	(190)
Recoveries	36	16	10	33	—	95
Balance at June 30, 2018	$5,458	$3,529	$2,922	$92	$(15)	$11,986

Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	(200)	186	334	67	13	400
Charge-offs	(219)	(125)	(494)	(85)	—	(923)
Recoveries	849	2	6	36	—	893
Balance at June 30, 2019	$5,690	$3,619	$2,960	$153	$1	$12,423

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2019

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,690	3,619	2,960	153	1	12,423
Total allowance for loan losses	$5,690	$3,619	$2,960	$153	$1	$12,423

Impaired loans	$6,898	$4,142	$3,041	$46	$—	$14,127
Non-impaired loans	785,939	664,553	234,016	5,291	—	1,689,799
Impaired loans acquired with deteriorated credit quality	9,928	3,143	871	—	—	13,942
Total loans	$802,765	$671,838	$237,928	$5,337	$—	$1,717,868

December 31, 2018

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,260	3,556	3,114	135	(12)	12,053
Total allowance for loan losses	$5,260	$3,556	$3,114	$135	$(12)	$12,053

Impaired loans	$5,237	$4,754	$2,345	$60	$—	$12,396
Non-impaired loans	752,770	666,883	240,235	5,143	—	1,665,031
Impaired loans acquired with deteriorated credit quality	10,874	3,242	913	—	—	15,029
Total loans	$768,881	$674,879	$243,493	$5,203	$—	$1,692,456

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
June 30, 2019

Commercial real estate	$2,863	$81	$4,805	$7,749	$795,016	$802,765	$6,339
Residential real estate:
Residential	1,977	527	2,220	4,724	571,068	575,792	5,014
Home equity	219	—	233	452	95,594	96,046	384
Commercial and industrial	737	714	289	1,740	236,188	237,928	3,137
Consumer	47	—	—	47	5,290	5,337	46
Total loans	$5,843	$1,322	$7,547	$14,712	$1,703,156	$1,717,868	$14,920

December 31, 2018

Commercial real estate	$1,857	$—	$2,865	$4,722	$764,159	$768,881	$4,701
Residential real estate:
Residential	1,798	572	1,879	4,249	573,392	577,641	5,856
Home equity	600	5	242	847	96,391	97,238	391
Commercial and industrial	794	1,463	305	2,562	240,931	243,493	2,476
Consumer	93	1	21	115	5,088	5,203	60
Total loans	$5,142	$2,041	$5,312	$12,495	$1,679,961	$1,692,456	$13,484

Impaired Loans.

The following is a summary of impaired loans by class:

			Three Months Ended		Six Months Ended
	At June 30, 2019		June 30, 2019		June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$16,826	$20,065	$17,213	$168	$17,035	$299
Residential real estate	6,876	8,001	6,849	20	7,020	64
Home equity	409	485	402	—	409	—
Commercial and industrial	3,912	9,028	4,045	37	3,882	74
Consumer	46	58	49	—	53	—
Total impaired loans	$28,069	$37,637	$28,558	$225	$28,399	$437

	At December 31, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$16,111	$19,081	$14,564	$182	$14,984	$372
Residential real estate	7,558	8,614	6,968	9	6,773	19
Home equity	438	468	606	1	671	2
Commercial and industrial	3,258	7,788	4,198	28	4,094	72
Consumer	60	70	95	—	101	—
Total impaired loans	$27,425	$36,021	$26,431	$220	$26,623	$465

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three and six months ended June 30, 2019 and 2018. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. As of June 30, 2019, we have not committed to lend any additional funds for loans that are classified as impaired. Payments received on performing impaired loans are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three and six months ended June 30, 2019 and 2018 pertained to performing TDRs and purchased impaired loans.

Troubled Debt Restructurings.

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. All TDR loans are classified as impaired.

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a charge-off to the allowance. Non-performing TDRs are included in non-performing loans.

Nonperforming TDRs are shown as nonperforming assets. Two substandard impaired loan relationships in the aggregate amount of $2.4 million were designated as TDRs during the three and six months ended June 30, 2019. One loan relationship consisting of a commercial real estate loan and a commercial and industrial loan totaling $2.2 million was classified as a TDR during the three months ended June 30, 2019 as the Bank entered into a forbearance agreement with the customer that allows for interest-only payments for a specified term. Both loans to the customer were current as of June 30, 2019 and the loan relationship is considered to be adequately secured by real estate. The Bank will continue to monitor the loan relationship for ongoing impairment on a quarterly basis. In addition, a second loan relationship consisting of a commercial real estate loan and a commercial and industrial loan totaling $166,000 was modified as a TDR during the three months ended June 30, 2019 to allow for interest-only payments for a specified term. Both loans were in nonperforming status as of June 30, 2019, however; the loan relationship is considered to be adequately secured by real estate. The Bank will continue to be monitor the loan relationship for ongoing impairment on a quarterly basis.

There were no significant loans modified in TDRs during the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	2	$2,032	$2,032	2	$2,032	$2,032
Commercial and Industrial	2	383	383	2	383	383
Total	4	$2,415	$2,415	4	$2,415	$2,415

During the three and six months ended June 30, 2019 and 2018, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. As of June 30, 2019, we have not committed to lend any additional funds for loans that are classified as impaired. There were $440,000 in charge-offs on TDRs during the three and six months ended June 30, 2019. There were no charge-offs on TDRs during the three and six months ended June 30, 2018.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of June 30, 2019 and 2018.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(1,454)	(1,366)	(88)	(322)	(1,044)
Dispositions	(108)	(108)	—	(65)	—
Balance at June 30, 2019	$23,231	$18,409	$4,822	$4,467	$13,942

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(2,783)	(1,702)	(1,081)	(345)	(1,357)
Dispositions	—	—	—	—	—
Balance at June 30, 2018	$26,579	$21,456	$5,123	$5,688	$15,768

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2019
Pass (Rated 1 — 4)	$757,827	$569,471	$95,458	$202,344	$5,291	$1,630,391
Special Mention (Rated 5)	23,236	—	—	7,901	—	31,137
Substandard (Rated 6)	21,702	6,321	588	27,683	46	56,340
	$802,765	$575,792	$96,046	$237,928	$5,337	$1,717,868

December 31, 2018
Pass (Rated 1 — 4)	$732,729	$570,428	$96,643	$207,663	$5,143	$1,612,606
Special Mention (Rated 5)	17,929	—	—	12,248	—	30,177
Substandard (Rated 6)	18,223	7,213	595	23,582	60	49,673
Total	$768,881	$577,641	$97,238	$243,493	$5,203	$1,692,456

6.	GOODWILL AND OTHER INTANGIBLES

At June 30, 2019 and December 31, 2018, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and six months ended June 30, 2019 or the year ended December 31, 2018. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $188,000 for the three and six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.6 million thereafter.

7.	SHARE-BASED COMPENSATION

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

A summary of stock option activity for the six months ended June 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	238,075	$6.33	3.44	$877
Exercised	(12,550)	5.12	0.74	60
Outstanding at June 30, 2019	225,525	$6.40	3.33	$633

Exercisable at June 30, 2019	225,525	$6.40	3.33	$633

Cash received for options exercised during the six months ended June 30, 2019 and 2018 was $64,000 and $104,000, respectively.

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved a stock-based compensation plan (the “RSA Plan”). Under the RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the RSA Plan.

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

As of December 31, 2018, the three-year performance period for the 2016 LTI Plan performance-based share grant expired. Performance-based shares were earned based on the Company achieving the 2016 LTI Plan threshold and target metrics at the end of the three-year performance period. The Company’s return on equity for the year ended December 31, 2018 was 6.82%, which resulted in the achievement of the target return on equity metric for the 2016 LTI Plan grant. In February 2019, 26,197 performance-based shares vested and were granted to eligible recipients under the Plan.

In May 2017, there were 89,042 shares granted under the 2017 LTI Plan. Of the 89,042 shares, 55,159 shares are time-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three-year period. The remaining 33,883 shares granted were performance-based and are subject to the achievement of the 2017 LTI performance metric. Vesting is realized after a three-year period. Under the 2017 LTI Plan, the primary performance metric was return on equity. Performance-based shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. Participants will be able to earn between 50% (for threshold performance) and 100% (for target performance) of the performance shares but will not earn additional shares if performance exceeds target performance.

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

The fair market value of shares awarded is based on the market price at the grant date, recorded as unearned compensation and amortized over the applicable vesting period. Performance-based metrics are monitored on a quarterly basis in order to compare actual results to the performance metric, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation. At June 30, 2019, there were an additional 127,335 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at June 30, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(53,465)	8.75
Balance at June 30, 2019	210,965	$10.10

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	138,833	$8.98
Shares granted	83,812	11.05
Shares vested	(32,476)	9.13
Balance at June 30, 2018	190,169	$9.87

We recorded total expense for restricted stock awards of $393,000 and $485,000 for the six months ended June 30, 2019 and 2018, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans.

FHLB advances with an original maturity of less than one year totaled $50.0 million and $59.3 million at June 30, 2019 and December 31, 2018, respectively, with a weighted average rate of 2.51% and 3.28%, respectively. At June 30, 2019, based on qualifying collateral less outstanding advances, the Bank had the additional capacity to borrow up to approximately $231.6 million from the FHLB.

In addition, at June 30, 2019 and December 31, 2018, the Company had an available Ideal Way line of credit with the FHLB for up to $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily and the portion not repaid will be automatically renewed. At June 30, 2019 and December 31, 2018, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at June 30, 2019 and 2018. We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under the line at June 30, 2019 and 2018.

Long-term debt consists of FHLBB advances with an original maturity of one year or more. At June 30, 2019, we had $175.7 million in long-term debt with the FHLBB. This compares to $208.0 million in long-term debt with FHLBB advances at December 31, 2018.

9. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2019. No contributions have been made to the plan for the six months ended June 30, 2019. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$274	$303	$548	$606
Interest cost	284	253	568	506
Expected return on assets	(308)	(347)	(616)	(694)
Actuarial loss	32	57	64	114
Net periodic pension cost	$282	$266	$564	$532

10. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of June 30, 2019 and December 31, 2018.

June 30, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$2,018

December 31, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other Assets	$—	Other Liabilities	$1,259

At June 30, 2019 and December 31, 2018, all derivatives were designated as hedging instruments.

Cash Flow Hedges of Interest Rate Risk.

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

The following table presents information about our cash flow hedges at June 30, 2019 and December 31, 2018:

June 30, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$35,000	3.2	2.41%	3.54%	$(2,018)

December 31, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Interest rate swaps on FHLBB borrowings	$35,000	3.7	2.79%	3.54%	$(1,259)

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. We did not recognize any hedge ineffectiveness in earnings for the three and six months ended June 30, 2019 or the year ended December 31, 2018.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest rate swaps	$(583)	$240	$(911)	$918

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees was $350,000 and $368,000 during the three months ended June 30, 2019 and 2018, respectively, and $682,000 and $803,000 for the six months ended June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019 and 2018, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At June 30, 2019 and December 31, 2018, we had a net liability position of $2.0 million and $1.3 million with our counterparties, respectively. As of June 30, 2019, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $856,000 and $1.2 million in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at June 30, 2019, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$174,055	$—	$174,055
U.S. government guaranteed mortgage-backed securities	—	18,597	—	18,597
Corporate bonds	—	14,513	—	14,513
State and municipal bonds	—	2,789	—	2,789
Government-sponsored enterprise obligations	—	25,045	—	25,045
Marketable equity securities	6,639	—	—	6,639
Total assets	$6,639	$234,999	$—	$241,638

Liabilities:
Interest rate swaps	$—	$2,018	$—	$2,018

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$159,351	$—	$159,351
U.S. government guaranteed mortgage-backed securities	—	19,338	—	19,338
Corporate bonds	—	48,168	—	48,168
State and municipal bonds	—	2,944	—	2,944
Government-sponsored enterprise obligations	—	23,947	—	23,947
Marketable equity securities	6,408	—	—	6,408
Total assets	$6,408	$253,748	$—	$260,156

Liabilities:
Interest rate swaps	$—	$1,259	$—	$1,259

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at June 30, 2019 or December 31, 2018. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2019 and December 31, 2018. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended	Six Months Ended
	June 30, 2019			June 30, 2019	June 30, 2019
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$3,588	$(567)	$(697)
Total Assets	$—	$—	$3,588	$(567)	$(697)

	At			Three Months Ended	Six Months Ended
	December 31, 2018			June 30, 2018	June 30, 2018
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$1,676	$(80)	$(80)
Total Assets	$—	$—	$1,676	$(80)	$(80)

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$25,688	$25,688	$—	$—	$25,688
Securities available-for-sale	234,999	—	234,999	—	234,999
Marketable equity securities	6,639	6,639	—	—	6,639
Federal Home Loan Bank of Boston and other restricted stock	11,756	—	—	11,756	11,756
Loans - net	1,709,738	—	—	1,682,834	1,682,834
Accrued interest receivable	5,493	—	—	5,493	5,493
Mortgage servicing rights	253	—	381	—	381

Liabilities:
Deposits	1,644,551	—	—	1,646,144	1,646,144
Short-term borrowings	50,000	—	50,012	—	50,012
Long-term debt	175,683	—	176,079	—	176,079
Accrued interest payable	646	—	—	646	646
Derivative liabilities	2,018	—	2,018	—	2,018

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$26,789	$26,789	$—	$—	$26,789
Securities available-for-sale	253,748	—	253,748	—	253,748
Marketable equity securities	6,408	6,408	—	—	6,408
Federal Home Loan Bank of Boston and other restricted stock	14,695	—	—	14,695	14,695
Loans - net	1,684,804	—	—	1,631,558	1,631,558
Accrued interest receivable	5,652	—	—	5,652	5,652
Mortgage servicing rights	286	—	456	—	456

Liabilities:
Deposits	1,595,993	—	—	1,592,521	1,592,521
Short-term borrowings	59,250	—	59,247	—	59,247
Long-term debt	208,018	—	206,789	—	206,789
Accrued interest payable	530	—	—	530	530
Derivative liabilities	1,259	—	1,259	—	1,259

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)

Amortization of right-of-use assets	$243	$485
Interest on lease liabilities	61	124
Operating lease cost	$304	$609

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(In thousands)

Operating lease right-of-use assets	$6,744
Operating lease liabilities	$6,778

The weighted average remaining lease term for our operating leases was 11 years with a weighted average discount rate of 3.53% at June 30, 2019.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2019	$544
2020	995
2021	917
2022	887
2023	703
Thereafter	4,333
Total lease payments	8,379
Less imputed interest	(1,601)
Total	$6,778

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer (that is, at a premium). The Company adopted this ASU on January 1, 2019, which reduced premiums on callable debt securities and resulted in a cumulative-effect adjustment directly to retained earnings, net of tax, of $7,000.

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

In connection with our overall growth strategy, we seek to:

●	grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area and northern Connecticut to increase the net interest margin and loan income;

●	supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three and six months ended June 30, 2019 in the context of this strategy.

●	Net income was $3.3 million, or $0.12 per diluted share, for the three months ended June 30, 2019, compared to $5.1 million, or $0.18 per diluted share, for the same period in 2018. For the six months ended June 30, 2019, net income was $6.7 million, or $0.25 per diluted share, as compared to net income of $8.7 million, or $0.29 per diluted share, for the same period in 2018.

●	The provision for loan losses was $350,000 and $750,000 for the three months ended June 30, 2019 and 2018, respectively, and $400,000 and $1.3 million for the six months ended June 30, 2019 and 2018, respectively.

●	Net interest income was $14.2 million and $15.9 million for the three months ended June 30, 2019 and 2018, respectively. The net interest margin was 2.89% for the three months ended June 30, 2019, compared to 3.24% for the same period in 2018. The net interest margin, on a tax-equivalent basis, was 2.92% for the three months ended June 30, 2019, compared to 3.27% for the same period in 2018. Net interest income was $28.5 million and $30.6 million for the six months ended June 30, 2019 and 2018, respectively. The net interest margin was 2.92% and 3.17% for the six months ended June 30, 2019 and 2018, respectively. The net interest margin, on a tax-equivalent basis, was 2.95% and 3.19% for the six months ended June 30, 2019 and 2018, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2019. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2018 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018

At June 30, 2019, total assets were $2.1 billion, an increase of $8.3 million, or 0.4%, from December 31, 2018. During the same period, total loans increased $25.4 million, or 1.5%, securities available-for-sale decreased $18.7 million, or 7.4%, and cash and cash equivalents decreased $1.1 million, or 4.1%.

Total loans increased $25.4 million, or 1.5%, primarily due to an increase in commercial real estate loans of $33.9 million, or 4.4%, partially offset by a decrease in residential real estate loans, which include home equity loans, of $3.0 million, or 0.4%, and a decrease in commercial and industrial loans of $5.7 million, or 2.3%.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. Nonperforming loans were $14.9 million at June 30, 2019 and $13.5 million at December 31, 2018. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $651,000 and $393,000 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, our nonperforming loans to total loans was 0.87% and 0.79%, while our nonperforming assets to total assets was 0.70% and 0.64%, respectively. A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At June 30, 2019, total deposits were $1.6 billion, an increase of $48.6 million, or 3.0%, from December 31, 2018. Core deposits, which the Company defines as all deposits except time deposits, increased $30.8 million, or 3.3%, from $935.9 million, or 58.6% of total deposits, at December 31, 2018, to $966.7 million, or 58.8% of total deposits, at June 30, 2019. Non-interest-bearing deposits increased $20.1 million, or 5.7%, to $375.5, interest-bearing checking accounts increased $6.3 million, or 9.9%, to $69.9 million, and savings accounts increased $5.8 million, or 4.9%, to $124.3 million, while money market accounts decreased $1.4 million, or 0.3%, to $397.0 million. Time deposits increased $17.8 million, or 2.7%, from $660.0 million at December 31, 2018 to $677.8 million at June 30, 2019. Brokered deposits, which are included within time deposits, increased $4.3 million, or 18.1% to $28.1 million at June 30, 2019, from $23.8 million at December 31, 2018.

FHLB advances decreased $41.6 million, or 15.6%, from $267.3 million at December 31, 2018, to $225.7 million at June 30, 2019. Short-term FHLB borrowings decreased $9.3 million, or 15.6%, to $50.0 million at June 30, 2019, from $59.3 million at December 31, 2018. Long-term debt decreased $32.3 million, or 15.5%, to $175.7 million at June 30, 2019, from $208.0 million at December 31, 2018. The Company utilized the increase in deposit balances during the year to pay down FHLB borrowings. Additional information regarding short-term borrowings and long-term debt is included in Note 8 of the accompanying unaudited consolidated financial statements.

At June 30, 2019, shareholders’ equity was $229.7 million, or 10.8% of total assets, compared to $237.0 million, or 11.2% of total assets, at December 31, 2018. The decrease in shareholders’ equity reflects $17.8 million for the repurchase of the Company’s shares and the payment of regular cash dividends of $2.7 million, both partially offset by net income of $6.7 million and a decrease in accumulated other comprehensive loss of $5.7 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

General.

Net income was $3.3 million, or $0.12 per diluted share, for the three months ended June 30, 2019, compared to $5.1 million, or $0.18 per diluted share, for the same period in 2018. Net interest income was $14.2 million and $15.9 million for the three months ended June 30, 2019 and 2018, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2019 and 2018, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,688,553	$18,434	4.38%	$1,664,903	$18,531	4.46%
Securities(2)	249,110	1,635	2.63	272,809	1,835	2.70
Other investments - at cost	15,131	210	5.57	17,601	202	4.60
Short-term investments(3)	15,134	73	1.93	8,386	28	1.34
Total interest-earning assets	1,967,928	20,352	4.15	1,963,699	20,596	4.21
Total non-interest-earning assets	137,749			132,467
Total assets	$2,105,677			$2,096,166

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$70,619	$94	0.53%	$98,493	$87	0.35%
Savings accounts	126,855	42	0.13	142,991	48	0.13
Money market accounts	396,555	601	0.61	419,604	476	0.46
Time deposit accounts	679,909	3,630	2.14	578,860	2,107	1.46
Total interest-bearing deposits	1,273,938	4,367	1.37	1,239,948	2,718	0.88
Short-term borrowings and long-term debt	218,419	1,647	3.02	288,054	1,881	2.62
Interest-bearing liabilities	1,492,357	6,014	1.62	1,528,002	4,599	1.21
Non-interest-bearing deposits	363,329			312,754
Other non-interest-bearing liabilities	23,210			16,566
Total non-interest-bearing liabilities	386,539			329,320

Total liabilities	1,878,896			1,857,322
Total equity	226,781			238,844
Total liabilities and equity	$2,105,677			$2,096,166
Less: Tax-equivalent adjustment(2)		(137)			(132)
Net interest and dividend income		$14,201			$15,865
Net interest rate spread			2.50%			2.97%
Net interest rate spread, on a tax equivalent basis(4)			2.53%			3.00%
Net interest margin			2.89%			3.24%
Net interest margin, on a tax equivalent basis(5)			2.92%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.87%			128.51%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of operations.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$263	$(360)	$(97)
Securities (1)	(159)	(41)	(200)
Other investments - at cost	(28)	36	8
Short-term investments	23	22	45
Total interest-earning assets	99	(343)	(244)

Interest-bearing liabilities
Interest-bearing checking accounts	(25)	32	7
Savings accounts	(5)	(1)	(6)
Money market accounts	(26)	151	125
Time deposit accounts	368	1,155	1,523
Short-term borrowing and long-time debt	(455)	221	(234)
Total interest-bearing liabilities	(143)	1,558	1,415
Change in net interest and dividend income (1)	$242	$(1,901)	$(1,659)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income decreased $1.7 million, or 10.5%, to $14.2 million, for the three months ended June 30, 2019, from $15.9 million for the three months ended June 30, 2018. The decrease in net interest income was due to an increase in interest expense of $1.4 million, or 30.8%, and a decrease in interest and dividend income of $249,000, or 1.2%. The increase in interest expense was primarily due to a $1.6 million, or 60.7%, increase in interest expense on deposits, partially offset by a decrease of $234,000, or 12.4%, in interest expense on FHLB borrowings.

Net interest income for the three months ended June 30, 2018 included $909,000 in favorable purchase accounting adjustments and a prepayment penalty of $269,000, compared to $79,000 in negative purchase accounting adjustments and $21,000 in prepayment penalties reported during the three months ended June 30, 2019. Excluding these adjustments, net interest income decreased $428,000, or 2.9%, from $14.7 million during the three months ended June 30, 2018, compared to $14.3 million during the three months ended June 30, 2019. Interest and dividend income increased $887,000, or 4.6%, for the three months ended June 30, 2019, offset by an increase in interest expense of $1.3 million, or 27.8%.

The net interest margin was 2.89% for the three months ended June 30, 2019, compared to 3.24% for the three months ended June 30, 2018. The net interest margin, on a tax-equivalent basis, was 2.92% for the three months ended June 30, 2019, compared to 3.27% for the three months ended June 30, 2018.

The decrease in the net interest margin was largely due to a decrease of $988,000 in purchase accounting adjustments from a favorable adjustment of $909,000 recorded during the three months ended June 30, 2018, compared to a negative adjustment of $79,000 recorded during the three months ended June 30, 2019. The decrease in purchase accounting adjustments reduced the net interest margin by 21 basis points. Prepayment penalties decreased $248,000 during the three months ended June 30, 2019, which further decreased the net interest margin by six basis points. After these adjustments, the adjusted net interest margin decreased from 3.00% during the three months ended June 30, 2018 to 2.91% during the three months ended June 30, 2019.

The average yield on interest-earning assets decreased six basis points from 4.21% for the three months ended June 30, 2018 to 4.15% for the three months ended June 30, 2019. Excluding the purchase accounting adjustments and the prepayment penalties mentioned above, the average yield on interest-earning assets increased 18 basis points from 3.99% for the three months ended June 30, 2018 to 4.17% for the three months ended June 30, 2019, respectively. During the three months ended June 30, 2019, the average cost of funds increased 41 basis points from 1.21% for the three months ended June 30, 2018 to 1.62% for the three months ended June 30, 2019. The average cost of core deposits, which include non-interest bearing demand accounts, increased six basis points from 0.25% for the three months ended June 30, 2018 to 0.31% for the three months ended June 30, 2019. The average cost of time deposits increased 68 basis points from 1.46% for the three months ended June 30, 2018 to 2.14% for the three months ended June 30, 2019. The average cost of FHLB borrowings increased 40 basis points during the same period. For the three months ended June 30, 2019, average demand deposits, an interest-free source of funds, increased $50.6 million, or 16.2%, to $363.3 million, or 22.2% of total average deposits, from $312.8 million, or 20.2% of total average deposits for the three months ended June 30, 2018.

During the three months ended June 30, 2019, average interest-earning assets increased $4.2 million, or 0.2%, to $2.0 billion compared to the three months ended June 30, 2018. The increase in average interest-earning assets was due to an increase in average loans of $23.7 million, or 1.4%, and an increase in short-term investments of $6.7 million, or 80.5%, both of which were partially offset by a decrease in average securities of $23.7 million, or 8.7%.

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

The amount of the provision for loan losses during the three months ended June 30, 2019 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in commercial real estate loans. After evaluating these factors, we recorded a provision for loan losses of $350,000 for the three months ended June 30, 2019, compared to $750,000 for the same period in 2018.

The Company recorded net recoveries of $194,000 for the three months ended June 30, 2019, as compared to net charge-offs of $134,000 for the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company recorded charge-offs of $629,000, primarily due to an existing substandard commercial loan relationship, partially offset by recoveries of $823,000. The recovery was partially due to a previously charged-off loan from 2010. During the three months ended June 30, 2018, the Company recorded net charge-offs of $134,000, comprised of charge-offs of $154,000, partially offset by recoveries of $20,000.

The allowance for loan losses was $12.4 million and $12.1 million and 0.72% and 0.71% of total loans at June 30, 2019 and December 31, 2018, respectively.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income decreased $416,000, or 14.2%, to $2.5 million for the three months ended June 30, 2019, from $2.9 million for the three months ended June 30, 2018. During the three months ended June 30, 2018, non-interest income included $715,000 in gains on bank-owned life insurance (“BOLI”). Excluding the gains on BOLI, non-interest income increased $299,000, or 13.5%, for the three months ended June 30, 2019 primarily due to an increase in service charges and fees of $157,000, or 9.3%, an increase in other non-interest income of $75,000, or 57.3%, primarily related to swap fee income, and $79,000 in unrealized gains on marketable equity securities for the three months ended June 30, 2019, as compared to $41,000 in unrealized losses on marketable equity securities for the three months ended June 30, 2018, partially offset by a $47,000 increase in realized losses on securities. During the three months ended June 30, 2019, service charges and fees included $110,000 in non-recurring interchange fee income.

Non-interest Expense.

For the three months ended June 30, 2019, non-interest expense increased $594,000, or 5.1%, to $12.1 million, or 2.31% of average assets, from $11.5 million, or 2.21% of average assets, for the three months ended June 30, 2018. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $312,000, or 4.8%, an increase in other expense of $152,000, or 8.6%, an increase in FDIC insurance expense of $89,000, or 60.5%, an increase in furniture and equipment of $45,000, or 11.8%, an increase in data processing of $24,000, or 3.5%, an increase in advertising expense of $15,000, or 4.2%, and an increase in occupancy expense of $31,000, or 3.2%. These increases were partially offset by a decrease in professional fees of $74,000, or 10.9%. For the three months ended June 30, 2019, the efficiency ratio was 72.5%, compared to 63.5% for the three months ended June 30, 2018.

Income Taxes.

The Company’s effective tax rate increased from 21.0% for the three months ended June 30, 2018 to 23.0% for the three months ended June 30, 2019. The lower tax rate for the three months ended June 30, 2018 was primarily due to a gain on BOLI recognized during the period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

General.

Net income was $6.7 million, or $0.25 per diluted share, for the six months ended June 30, 2019, compared to $8.7 million, or $0.29 per diluted share, for the same period in 2018. Net interest income was $28.5 million and $30.6 million for the six months ended June 30, 2019 and 2018, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2019 and 2018, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,686,336	$36,613	4.38%	$1,645,926	$35,358	4.33%
Securities(2)	254,116	3,330	2.64	277,656	3,649	2.65
Other investments - at cost	15,535	446	5.79	17,357	403	4.68
Short-term investments(3)	15,123	149	1.99	7,173	49	1.38
Total interest-earning assets	1,971,110	40,538	4.15	1,948,112	39,459	4.08
Total non-interest-earning assets	135,820			134,729
Total assets	$2,106,930			$2,082,841

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$71,770	175	0.49	$95,820	167	0.35
Savings accounts	124,743	75	0.12	142,941	89	0.13
Money market accounts	395,889	1,157	0.59	418,897	894	0.43
Time deposit accounts	676,898	6,929	2.06	570,032	3,923	1.39
Total interest-bearing deposits	1,269,300	8,336	1.32	1,227,690	5,073	0.83
Short-term borrowings and long-term debt	233,615	3,412	2.95	285,397	3,536	2.50
Interest-bearing liabilities	1,502,915	11,748	1.58	1,513,087	8,609	1.15
Non-interest-bearing deposits	353,854			311,480
Other non-interest-bearing liabilities	21,798			16,228
Total non-interest-bearing liabilities	375,652			327,708

Total liabilities	1,878,567			1,840,795
Total equity	228,363			242,046
Total liabilities and equity	$2,106,930			$2,082,841
Less: Tax-equivalent adjustment(2)		(263)			(263)
Net interest and dividend income		$28,527			$30,587
Net interest rate spread			2.54%			2.91%
Net interest rate spread, on a tax equivalent basis(4)			2.57%			2.93%
Net interest margin			2.92%			3.17%
Net interest margin, on a tax equivalent basis(5)			2.95%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.15%			128.75%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of operations.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$868	$387	$1,255
Securities (1)	(309)	(10)	(319)
Other investments - at cost	(42)	85	43
Short-term investments	54	46	100
Total interest-earning assets	571	508	1,079

Interest-bearing liabilities
Interest-bearing checking accounts	(42)	50	8
Savings accounts	(11)	(3)	(14)
Money market accounts	(49)	312	263
Time deposit accounts	735	2,271	3,006
Short-term borrowing and long-term debt	(642)	518	(124)
Total interest-bearing liabilities	(9)	3,148	3,139
Change in net interest and dividend income	$580	$(2,640)	$(2,060)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income decreased $2.1 million, or 6.7%, to $28.5 million for the six months ended June 30, 2019, compared to $30.6 million for the six months ended June 30, 2018. The decrease in net interest income was due to a $3.1 million, or 36.5%, increase in interest expense, partially offset by a $1.1 million, or 2.8%, increase in interest and dividend income. The increase in interest expense was primarily due to a $3.3 million, or 64.3%, increase in interest expense on deposits, primarily time deposits, while interest expense on FHLB borrowings decreased $124,000, or 3.5%. Net interest income for the six months ended June 30, 2018 included $1.1 million in favorable purchase accounting adjustments primarily due to the full payoff of a purchase credit impaired loan from Chicopee, compared to $58,000 in negative purchase accounting adjustments for the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company also reported a prepayment penalty of $269,000, compared to $23,000 during the six months ended June 30, 2019. Excluding these adjustments, interest and dividend income increased $2.3 million, or 6.1%, offset by a $2.9 million, or 33.1%, increase in interest expense.

The net interest margin for the six months ended June 30, 2019 was 2.92%, compared to 3.17% during the six months ended June 30, 2018. The net interest margin, on a tax-equivalent basis, was 2.95% for the six months ended June 30, 2019, compared to 3.19% for the six months ended June 30, 2018.

The decrease in net interest margin was largely due to a decrease in purchase accounting adjustments from a favorable adjustment of $1.1 million during the six months ended June 30, 2018, compared to a negative adjustment of $58,000 during the six months ended June 30, 2019. The result was a decrease of 12 basis points on the net interest margin. Prepayment penalties decreased $246,000, from $269,000 during the six months ended June 30, 2018 to $23,000 during the six months ended June 30, 2019, which further decreased the net interest margin by three basis points. After these adjustments, the adjusted net interest margin decreased from 3.05% during the three months ended June 30, 2018 to 2.92% during the six months ended June 30, 2019.

The average yield on interest-earning assets increased seven basis points from 4.08% for the six months ended June 30, 2018 to 4.15% for the six months ended June 30, 2019. Excluding the purchase accounting adjustments and the prepayment penalties mentioned above, the average yield on interest-earning assets increased 19 basis points from 3.97% for the six months ended June 30, 2018 to 4.16% for the six months ended June 30, 2019, respectively. During the six months ended June 30, 2019, the average cost of funds increased 43 basis points from 1.15% for the six months ended June 30, 2018 to 1.58%. The average cost of core deposits, including noninterest-bearing demand deposits, increased six basis points from 0.24% for the six months ended June 30, 2018 to 0.30% for the six months ended June 30, 2019, while the average cost of time deposits increased 67 basis points from 1.39% for the six months ended June 30, 2018 to 2.06% during the same period in 2019. The average cost of borrowings increased 45 basis points from 2.50% for the six months ended June 30, 2018 to 2.95% for the six months ended June 20, 2019. For the six months ended June 30, 2019, average demand deposits, an interest-free source of funds, increased $42.4 million, or 13.6%, from $311.5 million, or 20.2% of total average deposits, for the six months ended June 30, 2018 to $353.9 million, or 21.8% of total average deposits, for the six months ended June 30, 2019. During the six months ended June 30, 2019, average interest-earning assets increased $23.0 million, or 1.2%, to $2.0 billion. The increase in average interest-earning assets was due to an increase in average loans of $40.4 million, or 2.5%, partially offset by a decrease in average securities of $23.5 million, or 8.5%.

Provision for Loan Losses.

The amount that we provided for loan losses during the six months ended June 30, 2019 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the six months ended June 30, 2019, described in the comparison of financial condition, include an increase in commercial real estate loans. After evaluating these factors, we recorded a provision of $400,000 for loan losses for the six months ended June 30, 2019, compared to $1.3 million for the same period in 2018.

The Company recorded net charge-offs of $30,000 for the six months ended June 30, 2019, as compared to net charge-offs of $95,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company recorded charge-offs of $923,000, compared to $190,000 during the same period in 2018. The charge-offs recorded during the six months ended June 30, 2019 were primarily due to a partial charge-off of $440,000 related to one commercial and industrial loan relationship that was previously reported as substandard. During the six months ended June 30, 2019, the Company also recorded recoveries of $893,000, primarily due to a partial recovery of $812,000 related to a single commercial real estate loan previously charged-off in 2010.

During the six months ended June 30, 2018, the Company recorded net charge-offs of $95,000 comprised of charge-offs of $190,000, partially offset by recoveries of $95,000.

The allowance for loan losses was $12.4 million at June 30, 2019 and $12.1 million at December 31, 2018. The allowance for loan losses was 0.72% and 0.71% of total loans at June 30, 2019 and December 31, 2018, respectively.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

For the six months ended June 30, 2019, non-interest income of $4.7 million decreased $11,000, or 0.2%, compared to $4.7 million for the six months ended June 30, 2018. Service charges and fees increased $207,000, or 6.3%, and other income increased $83,000, or 63.4%. During the six months ended June 30, 2019, service charges and fees included $110,000 in non-recurring interchange fee income. During the six months ended June 30, 2019, the Company reported unrealized gains on marketable equity securities of $149,000, compared to unrealized losses of $147,000 during the six months ended June 30, 2018, as well as a decrease in realized losses on securities of $189,000, or 75.6%, during the same period. During the six months ended June 30, 2018, the Company reported a $48,000 gain on the sale of other real estate owned and a $715,000 net gain on BOLI. Excluding the net gain on BOLI and the realized and unrealized security losses discussed above, non-interest income increased $267,000, or 6.2%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Non-interest Expense.

For the six months ended June 30, 2019, non-interest expense increased $1.2 million, or 5.2%, to $24.2 million, or 2.31% of average assets, compared to $23.0 million, or 2.22% of average assets for the six months ended June 30, 2018. The increase in non-interest expense was primarily due to the increase in salaries and benefits of $559,000, or 4.3%, an increase in other non-interest expenses of $244,000, or 7.1%, an increase in occupancy expense of $142,000, or 7.0%, an increase in FDIC insurance expense of $107,000, or 35.1%, an increase in furniture and equipment of $83,000, or 11.1%, an increase of data processing of $52,000, or 4.0%, an increase in advertising expense of $32,000, or 4.6%, and a decrease in professional fees of $28,000, or 2.1%. For the six months ended June 30, 2019, the efficiency ratio was 72.9%, compared to 65.8% for the six months ended June 30, 2018. The adjusted efficiency ratio, excluding purchase account adjustments and prepayment penalties, was 72.9% for the six months ended June 30, 2019, compared to 68.7% for the six months ended June 30, 2018.

Income Taxes.

The Company’s effective tax rate for the six months ended June 30, 2019 and June 30, 2018 was 22.7% and 21.8%, respectively.

Explanation of Use of Non-GAAP Financial Measurements.

We believe that it is common practice in the banking industry to present interest income and related yield information on tax-exempt loans and securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax-exempt loans and securities to a tax-equivalent amount includes financial information that is not in compliance with GAAP. A reconciliation from GAAP to non-GAAP is provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(Dollars in thousands)				(Dollars in thousands)

	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,302	4.35%	$18,405	4.43%	$36,360	4.35%	$35,107	4.30%
Tax-equivalent adjustment (1)	132		126		253		251
Loans (tax-equivalent basis)	$18,434	4.38%	$18,531	4.46%	$36,613	4.38%	$35,358	4.33%

Securities (no tax adjustment)	$1,630	2.62%	$1,829	2.69%	$3,320	2.63%	$3,637	2.64%
Tax-equivalent adjustment (1)	5		6		10		12
Securities (tax-equivalent basis)	$1,635	2.63%	$1,835	2.70%	$3,330	2.64%	$3,649	2.65%

Net interest income (no tax adjustment)	$14,201		$15,865		$28,527		$30,587
Tax-equivalent adjustment (1)	137		132		263		263
Net interest income (tax-equivalent basis)	$14,338		$15,997		$28,790		$30,850

Interest rate spread (no tax adjustment)		2.50%		2.97%		2.54%		2.91%
Net interest margin (no tax adjustment)		2.89%		3.24%		2.92%		3.17%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At June 30, 2019 and December 31, 2018, outstanding borrowings from the FHLB were $225.7 million and $267.3 million, respectively. At June 30, 2019, we had $231.6 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans. In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2019 and December 31, 2018, we did not have an outstanding balance under these lines. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At June 30, 2019, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2019, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$234,889	14.05%	$133,754	8.00%	N/A	N/A
Bank	222,504	13.33	133,577	8.00	$166,971	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	222,466	13.31	100,316	6.00	N/A	N/A
Bank	210,081	12.58	100,183	6.00	133,577	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	222,466	13.31	75,237	4.50	N/A	N/A
Bank	210,081	12.58	75,137	4.50	108,531	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	222,466	10.62	83,824	4.00	N/A	N/A
Bank	210,081	10.03	83,753	4.00	104,691	5.00

December 31, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$247,361	14.87%	$133,089	8.00%	N/A	N/A
Bank	235,569	14.18	132,892	8.00	$166,115	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	99,817	6.00	N/A	N/A
Bank	223,516	13.46	99,669	6.00	132,892	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	235,308	14.14	74,862	4.50	N/A	N/A
Bank	223,516	13.46	74,752	4.50	107,974	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,308	11.14	84,497	4.00	N/A	N/A
Bank	223,516	10.59	84,465	4.00	105,581	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The following table summarizes the contractual obligations and credit commitments at June 30, 2019:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Year But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)
Borrowings
Federal Home Loan Bank	$143,850	$79,685	$1,570	$578	$225,683

Credit Commitments:
Available lines of credit	182,365	—	—	76,781	259,146
Other loan commitments	93,551	23,526	1,630	68	118,775
Letters of credit	7,553	99	301	693	8,646
Total credit commitments	283,469	23,625	1,931	77,542	386,567

Other Obligations
Vendor Contracts	3,356	6,712	6,712	2,234	19,014

Total Obligations	$430,675	$110,022	$10,213	$80,354	$631,264

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2019	—	—	—	1,518,553
May 1 - 31, 2019	249,961	9.59	249,961	1,268,592
June 1 – 30, 2019	—	—	—	1,268,592
Total	249,961	9.59	249,961	1,268,592

(1)	On January 29, 2019, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock (the “2019 Plan”). As of June 30, 2019, the Company has repurchased 1,545,608 shares under the 2019 Plan.

There were no sales by us of unregistered securities during the three months ended June 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 4, 2016, by and between Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) and Chicopee Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2016).

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

______________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2019.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer