Form 10-Q
period 2019-09-30
Western New England Bancorp, Inc.
filed 2019-11-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

At November 1, 2019, the registrant had 26,561,742 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$26,229	$20,616
Federal funds sold	8,002	1,246
Interest-bearing deposits and other short-term investments	11,168	4,927
Cash and cash equivalents	45,399	26,789

Securities available-for-sale, at fair value	231,258	253,748
Marketable equity securities, at fair value	6,726	6,408
Federal Home Loan Bank stock and other restricted stock, at cost	13,064	14,695
Loans, net of allowance for loan losses of $13,272 and $12,053 at September 30, 2019 and December 31, 2018, respectively	1,738,310	1,684,804
Premises and equipment, net	23,989	24,624
Accrued interest receivable	5,460	5,652
Bank-owned life insurance	70,599	69,252
Deferred tax asset, net	7,518	9,872
Goodwill	12,487	12,487
Core deposit intangible	3,406	3,688
Other assets	15,468	6,803
Total Assets	$2,173,684	$2,118,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$382,475	$355,389
Interest-bearing	1,287,040	1,240,604
Total deposits	1,669,515	1,595,993

Short-term borrowings	35,000	59,250
Long-term debt	205,681	208,018
Other liabilities	31,507	18,532
Total liabilities	1,941,703	1,881,793

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 26,561,742 shares issued and outstanding at September 30, 2019; 28,393,348 shares issued and outstanding at December 31, 2018	266	284
Additional paid-in capital	164,251	182,096
Unearned compensation - ESOP	(4,723)	(5,171)
Unearned compensation - Equity Incentive Plan	(1,317)	(872)
Retained earnings	80,028	74,108
Accumulated other comprehensive loss	(6,524)	(13,416)
TOTAL SHAREHOLDERS’ EQUITY	231,981	237,029
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,173,684	$2,118,822

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Residential and commercial real estate loans	$15,831	$14,507	$45,948	$42,850
Commercial and industrial loans	3,195	2,982	9,269	9,573
Consumer loans	85	88	254	261
Debt securities, taxable	1,406	1,709	4,606	5,227
Debt securities, tax-exempt	17	19	55	64
Equity securities	42	38	124	112
Other investments	192	228	638	631
Short-term investments	36	34	185	83
Total interest and dividend income	20,804	19,605	61,079	58,801

Interest expense:
Deposits	4,454	3,094	12,790	8,167
Long-term debt	1,102	1,193	3,292	3,178
Short-term borrowings	720	713	1,942	2,264
Total interest expense	6,276	5,000	18,024	13,609
Net interest and dividend income	14,528	14,605	43,055	45,192

Provision for loan losses	1,275	350	1,675	1,600
Net interest and dividend income after provision for loan losses	13,253	14,255	41,380	43,592

Non-interest income (loss):
Service charges and fees	2,018	1,891	5,501	5,167
Income from bank-owned life insurance (“BOLI”)	444	448	1,347	1,374
Bank-owned life insurance death benefit	—	—	—	715
Gain (loss) on available-for-sale securities, net	49	—	(12)	(250)
Unrealized gain (loss) on marketable equity securities, net	45	(43)	194	(190)
Gain on sale of other real estate owned	—	—	—	48
Other income	55	—	270	131
Total non-interest income	2,611	2,296	7,300	6,995

Non-interest expense:
Salaries and employees benefits	6,893	6,451	20,549	19,548
Occupancy	975	952	3,144	2,979
Furniture and equipment	424	400	1,256	1,149
Data processing	710	642	2,077	1,957
Professional fees	546	767	1,858	2,107
FDIC insurance assessment	5	158	417	463
Advertising	364	351	1,098	1,053
Other expenses	1,823	1,851	5,504	5,288
Total non-interest expense	11,740	11,572	35,903	34,544
Income before income taxes	4,124	4,979	12,777	16,043
Income tax provision	899	1,070	2,864	3,476
Net income	$3,225	$3,909	$9,913	$12,567

Earnings per common share:
Basic earnings per share	$0.12	$0.14	$0.38	$0.43
Weighted average shares outstanding	25,854,040	28,789,132	26,308,580	29,100,735
Diluted earnings per share	$0.12	$0.14	$0.38	$0.43
Weighted average diluted shares outstanding	25,969,365	28,937,038	26,423,229	29,242,862

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$3,225	$3,909	$9,913	$12,567

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	1,439	(1,635)	9,133	(8,059)
Reclassification adjustment for net (gains) losses realized in income (1)	(49)	—	12	250
Unrealized gains (losses)	1,390	(1,635)	9,145	(7,809)
Tax effect	(350)	404	(2,330)	1,733
Net-of-tax amount	1,040	(1,231)	6,815	(6,076)

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	(142)	168	(1,053)	1,086
Reclassification adjustment for loss realized in interest expense (2)	105	82	257	355
Reclassification adjustment for termination fee realized in interest expense (3)	269	269	799	799
Unrealized gains on cash flow hedges	232	519	3	2,240
Tax effect	(65)	(145)	(1)	(629)
Net-of-tax amount	167	374	2	1,611

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss(4)	32	56	96	170
Tax effect	(10)	(16)	(28)	(48)
Net-of-tax amount	22	40	68	122

Other comprehensive income (loss)	1,229	(817)	6,885	(4,343)

Comprehensive income	$4,454	$3,092	$16,798	$8,224

(1) Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statement of operations. The tax effects applicable to net realized gains were $14,000 for the three months ended September 30, 2019. The tax effects applicable to net realized losses were $(3,000) and $(70,000) for the nine months ended September 30, 2019 and 2018.

(2) Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt in the consolidated statement of operations. Income tax effects associated with the reclassification adjustments were $30,000 and $23,000 for the three months ended September 30, 2019 and 2018. Income tax effects associated with the reclassification adjustments were $72,000 and $100,000 for the nine months ended September 30, 2019 and 2018.

(3) Amortization of termination fees realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt in the consolidated statement of operations. Income tax effects associated with the reclassification adjustments were $76,000 for the three months ended September 30, 2019 and 2018. Income tax effects associated with the reclassification adjustments were $225,000 for the nine months ended September 30, 2019 and 2018.

(4) Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statement of operations. Income tax effects associated with the reclassification adjustments were $10,000 and $16,000 for the three months ended September 30, 2019 and 2018. Income tax effects associated with the reclassification adjustments were $28,000 and $48,000 for the nine months ended September 30, 2019 and 2018.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income	—	—	—	—	—	3,519	(2,767)	752
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	88	154	—	—	—	242
Share-based compensation - equity incentive plan	—	—	—	—	232	—	—	232
Common stock repurchased	(451,641)	(5)	(4,798)	—	—	—	—	(4,803)
Issuance of common stock in connection with stock option exercises	16,975	1	103	—	—	—	—	104
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid on common stock ($0.04 per share)	—	—	—	—	—	(1,185)	—	(1,185)

BALANCE AT MARCH 31, 2018	30,138,083	$302	$199,845	$(5,632)	$(1,485)	$64,675	$(15,082)	$242,623
Comprehensive income	—	—	—	—	—	5,138	(759)	4,379
Common stock held by ESOP committed to be released (90,978 shares)	—	—	89	154	—	—	—	243
Share-based compensation - equity incentive plan	—	—	—	—	253	—	—	253
Common stock repurchased	(391,376)	(4)	(4,257)	—	—	—	—	(4,261)
Cash dividends declared and paid on common stock ($0.04 per share)	—	—	—	—	—	(1,164)	—	(1,164)

BALANCE AT JUNE 30, 2018	29,746,707	$298	$195,677	$(5,478)	$(1,232)	$68,649	$(15,841)	$242,073
Comprehensive income	—	—	—	—	—	3,909	(817)	3,092
Common stock held by ESOP committed to be released (90,978 shares)	—	—	94	153	—	—	—	247
Share-based compensation - equity incentive plan	—	—	—	—	222	—	—	222
Common stock repurchased	(294,899)	(3)	(3,200)	—	—	—	—	(3,203)
Issuance of common stock in connection with stock option exercises	2,000	—	10	—	—	—	—	10
Cash dividends declared and paid on common stock ($0.04 per share)	—	—	—	—	—	(1,156)	—	(1,156)

BALANCE AT SEPTEMBER 30, 2018	29,453,808	$295	$192,581	$5,325	$1,010	$71,402	$(16,658)	$241,285

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	3,430	3,212	6,642
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	—	—	—	—	—	(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	60	149	—	—	—	209
Share-based compensation - equity incentive plan	—	—	(45)	—	240	—	—	195
Common stock repurchased	(1,555,352)	(15)	(15,432)	—	—	—	—	(15,447)
Issuance of common stock in connection with stock option exercises	12,550	—	64	—	—	—	—	64
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,375)	—	(1,375)

BALANCE AT MARCH 31, 2019	26,953,429	$270	$167,812	$(5,022)	$(1,702)	$76,156	$(10,197)	$227,317
Comprehensive income	—	—	—	—	—	3,257	2,444	5,701
Common stock held by ESOP committed to be released (88,117 shares)	—	—	61	149	—	—	—	210
Share-based compensation - equity incentive plan	—	—	—	—	198	—	—	198
Common stock repurchased	(249,961)	(3)	(2,394)	—	—	—	—	(2,397)
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,313)	—	(1,313)

BALANCE AT JUNE 30, 2019	26,703,468	$267	$165,479	$(4,873)	$(1,504)	$78,100	$(7,753)	$229,716
Comprehensive income	—	—	—	—	—	3,225	1,229	4,454
Common stock held by ESOP committed to be released (88,117 shares)	—	—	55	150	—	—	—	205
Share-based compensation - equity incentive plan	—	—	—	—	187	—	—	187
Common stock repurchased	(141,726)	(1)	(1,283)	—	—	—	—	(1,284)
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,297)	—	(1,297)

BALANCE AT SEPTEMBER 30, 2019	26,561,742	$266	$164,251	$(4,723)	$(1,317)	$80,028	$(6,524)	$231,981

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$9,913	$12,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,675	1,600
Depreciation and amortization of premises and equipment	1,579	1,530
Accretion of purchase accounting adjustments, net	(67)	(1,052)
Amortization of core deposit intangible	282	282
Net amortization of premiums and discounts on securities and mortgage loans	1,563	1,839
Share-based compensation expense	580	707
ESOP expense	624	732
Unrealized (gains) losses on marketable equity securities, net	(194)	190
Net loss on sales of securities	12	250
Gain on sale of other real estate owned	—	(48)
Income from bank-owned life insurance	(1,347)	(1,374)
Bank-owned life insurance death benefits	—	(715)
Net change in:
Accrued interest receivable	192	115
Other assets	(1,825)	552
Other liabilities	6,443	3,205
Net cash provided by operating activities	19,430	20,380
INVESTING ACTIVITIES:
Securities, available-for-sale:
Purchases	(54,138)	(12,146)
Proceeds from redemptions and sales	57,418	12,501
Proceeds from calls, maturities, and principal collections	26,761	18,393
Loan originations and principal payments, net	(55,312)	(61,445)
Redemption of Federal Home Loan Bank of Boston stock	1,631	73
Proceeds from sale of other real estate owned	—	203
Purchases of premises and equipment	(1,001)	(2,565)
Proceeds from sale of premises and equipment	27	45
Proceeds from payout on bank-owned life insurance	—	2,050
Net cash used in investing activities	(24,614)	(42,891)
FINANCING ACTIVITIES:
Net increase in deposits	73,585	103,164
Net change in short-term borrowings	(24,250)	(89,650)
Repayment of long-term debt	(58,036)	(53,322)
Proceeds from issuance of long-term debt	55,765	113,000
Cash dividends paid	(3,985)	(3,506)
Common stock repurchased	(19,349)	(12,422)
Issuance of common stock in connection with stock option exercises	64	114
Net cash provided by financing activities	23,794	57,378

NET CHANGE IN CASH AND CASH EQUIVALENTS:	18,610	34,867
Beginning of period	26,789	27,132
End of period	$45,399	$61,999

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(221)	$(155)
Interest paid	18,047	13,433
Taxes paid	3,017	2,507

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2019, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations for the year ending December 31, 2019.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate to stock options and employee incentive plans and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan Trust (“ESOP”) shares are not deemed outstanding for earnings per share calculations.  There were no anti-dilutive shares outstanding during the three and nine months ended September 30, 2019 and 2018.

Earnings per common share for the three and nine months ended September 30, 2019 and 2018 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)

Net income applicable to common stock	$3,225	$3,909	$9,913	$12,567

Average number of common shares issued	26,621	29,627	27,092	29,958
Less: Average unallocated ESOP Shares	(656)	(745)	(678)	(768)
Less: Average unvested equity incentive plan shares	(111)	(93)	(106)	(90)

Average number of common shares outstanding used to calculate basic earnings per common share	25,854	28,789	26,308	29,100

Effect of dilutive equity incentive plan	47	49	42	42
Effect of dilutive stock options	68	99	73	100

Average number of common shares outstanding used to calculate diluted earnings per common share	25,969	28,937	26,423	29,242

Basic earnings per share	$0.12	$0.14	$0.38	$0.43
Diluted earnings per share	$0.12	$0.14	$0.38	$0.43

3.  COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)

Net unrealized losses on securities available-for-sale	$(739)	$(9,891)
Tax effect	161	2,491
Net-of-tax amount	(578)	(7,400)

Fair value of derivatives used for cash flow hedges	(2,055)	(1,259)
Termination fee on cancelled cash flow hedges	(1,796)	(2,595)
Total derivatives	(3,851)	(3,854)
Tax effect	1,083	1,084
Net-of-tax amount	(2,768)	(2,770)

Unrecognized actuarial loss on the defined benefit plan	(4,420)	(4,516)
Tax effect	1,242	1,270
Net-of-tax amount	(3,178)	(3,246)

Accumulated other comprehensive loss	$(6,524)	$(13,416)

The following table presents changes in accumulated other comprehensive loss for the periods ended September 30, 2019 and 2018 by component:

	Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(6,076)	1,611	122	(4,343)
Balance at September 30, 2018	$(9,881)	$(2,570)	$(4,207)	$(16,658)

Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive income	6,815	2	68	6,885
Balance at September 30, 2019	$(578)	$(2,768)	$(3,178)	$(6,524)

4.     SECURITIES

Securities available-for-sale are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$—	$(24)	$20,126
State and municipal bonds	2,721	100	—	2,821
Corporate bonds	7,811	84	(66)	7,829
Total debt securities	30,682	184	(90)	30,776

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	188,866	701	(1,435)	188,132
U.S. government guaranteed mortgage-backed securities	12,449	89	(188)	12,350
Total mortgage-backed securities	201,315	790	(1,623)	200,482

Total available-for-sale	$231,997	$974	$(1,713)	$231,258

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(1,203)	$23,947
State and municipal bonds	2,976	33	(65)	2,944
Corporate bonds	49,819	—	(1,651)	48,168
Total debt securities	77,945	33	(2,919)	75,059

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	165,605	1	(6,255)	159,351
U.S. government guaranteed mortgage-backed securities	20,089	1	(752)	19,338
Total mortgage-backed securities	185,694	2	(7,007)	178,689

Total available-for-sale	$263,639	$35	$(9,926)	$253,748

At September 30, 2019, government-sponsored enterprise obligations with a fair value of $7.0 million and mortgage-backed securities with a fair value $53.1 million were pledged to secure public deposits and for other purposes as required or permitted by law.

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

The amortized cost and fair value of available-for-sale debt securities at September 30, 2019, by final maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.  Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	September 30, 2019
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities::
Due after one year through five years	$16,623	$16,623
Due after five years through ten years	7,324	7,371
Due after ten years	6,735	6,782
Total debt securities	30,682	30,776
Mortgage-backed securities	201,315	200,482
Total available-for-sale securities	$231,997	$231,258

Gross realized gains and losses on sales of securities available-for-sale for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Gross gains realized	$49	$—	$148	$—
Gross losses realized	—	—	(160)	(250)
Net loss realized	$49	$—	$(12)	$(250)

Proceeds from the sale of securities available-for-sale amounted to $57.4 million and $12.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$128	$37,162	$1,307	$87,948
U.S. government guaranteed mortgage-backed securities	9	978	179	5,211
Corporate bonds	—	—	66	2,989
Government-sponsored enterprise obligations	12	2,488	12	1,488
Total available-for-sale	$149	$40,628	$1,564	$97,636

	December 31, 2018
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$74	$7,354	$6,181	$148,762
U.S. government guaranteed mortgage-backed securities	15	2,829	737	14,669
Corporate bonds	110	9,995	1,541	38,173
State and municipal bonds	—	—	65	1,532
Government-sponsored enterprise obligations	—	—	1,203	23,947
Total available-for-sale	$199	$20,178	$9,727	$227,083

During the nine months ended September 30, 2019 and year ended December 31, 2018, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At September 30, 2019, management did not consider any debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

Major classifications of loans at the periods indicated were as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Commercial real estate	$821,321	$768,881
Residential real estate:
Residential 1-4 family	580,881	577,641
Home equity	97,720	97,238
Commercial and industrial	241,732	243,493
Consumer	5,670	5,203
Total gross loans	1,747,324	1,692,456
Unearned premiums and deferred loan fees and costs, net	4,258	4,401
Allowance for loan losses	(13,272)	(12,053)
Net loans	$1,738,310	$1,684,804

There were no purchases of loans during the nine months ended September 30, 2019 and year ended December 31, 2018.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  At September 30, 2019 and December 31, 2018, the Company was servicing commercial loans participated out to various other institutions totaling $32.2 million and $35.4 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. The Bank generally continues to service the residential real estate mortgages under its loan sale and servicing agreements with the investor. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2019, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (180 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.25%), and net cost to service loans ($83.53 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At September 30, 2019 and December 31, 2018, the Company was servicing residential mortgage loans owned by investors totaling $50.7 million and $56.6 million, respectively. Net service fee income of $52,000 and $68,000 was recorded for the nine months ended September 30, 2019 and 2018, respectively, and is included in service charges and fees on the consolidated statements of operations.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)

Balance at the beginning of period:	$253	$286
Capitalized mortgage servicing rights	—	—
Amortization	(17)	(50)
Balance at the end of period	$236	$236
Fair value at the end of period	$357	$357

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

An analysis of changes in the allowance for loan losses by segment for the nine months ended September 30, 2019 and 2018 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2018	$5,458	$3,529	$2,922	$92	$(15)	$11,986
Provision (credit)	(389)	481	211	45	2	350
Charge-offs	—	(393)	(30)	(40)	—	(463)
Recoveries	334	9	8	11	—	362
Balance at September 30, 2018	$5,403	$3,626	$3,111	$108	$(13)	$12,235

Balance at June 30, 2019	$5,690	$3,619	$2,960	$153	$1	$12,423
Provision (credit)	844	312	63	81	(25)	1,275
Charge-offs	(200)	(180)	(20)	(70)	—	(470)
Recoveries	—	26	5	13	—	44
Balance at September 30, 2019	$6,334	$3,777	$3,008	$177	$(24)	$13,272

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended
Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	322	762	415	118	(17)	1,600
Charge-offs	—	(473)	(55)	(125)	—	(653)
Recoveries	369	26	18	44	—	457
Balance at September 30, 2018	$5,403	$3,626	$3,111	$108	$(13)	$12,235

Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	644	498	397	148	(12)	1,675
Charge-offs	(419)	(305)	(514)	(155)	—	(1,393)
Recoveries	849	28	11	49	—	937
Balance at September 30, 2019	$6,334	$3,777	$3,008	$177	$(24)	$13,272

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2019

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	6,334	3,777	3,008	177	(24)	13,272
Total allowance for loan losses	$6,334	$3,777	$3,008	$177	$(24)	$13,272

Impaired loans	$4,691	$3,420	$2,190	$43	$—	$10,344
Non-impaired loans	807,031	672,323	238,713	5,627	—	1,723,694
Impaired loans acquired with deteriorated credit quality	9,599	2,858	829	—	—	13,286
Total loans	$821,321	$678,601	$241,732	$5,670	$—	$1,747,324

December 31, 2018

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,260	3,556	3,114	135	(12)	12,053
Total allowance for loan losses	$5,260	$3,556	$3,114	$135	$(12)	$12,053

Impaired loans	$5,237	$4,754	$2,345	$60	$—	$12,396
Non-impaired loans	752,770	666,883	240,235	5,143	—	1,665,031
Impaired loans acquired with deteriorated credit quality	10,874	3,242	913	—	—	15,029
Total loans	$768,881	$674,879	$243,493	$5,203	$—	$1,692,456

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
September 30, 2019
Commercial real estate	$1,017	$1,889	$2,609	$5,515	$815,806	$821,321	$4,131
Residential real estate:
Residential	1,829	1,004	1,143	3,976	576,905	580,881	4,258
Home equity	94	46	150	290	97,430	97,720	378
Commercial and industrial	1,637	1,624	342	3,603	238,129	241,732	2,248
Consumer	34	2	15	51	5,619	5,670	43
Total loans	$4,611	$4,565	$4,259	$13,435	$1,733,889	$1,747,324	$11,058

December 31, 2018
Commercial real estate	$1,857	$—	$2,865	$4,722	$764,159	$768,881	$4,701
Residential real estate:
Residential	1,798	572	1,879	4,249	573,392	577,641	5,856
Home equity	600	5	242	847	96,391	97,238	391
Commercial and industrial	794	1,463	305	2,562	240,931	243,493	2,476
Consumer	93	1	21	115	5,088	5,203	60
Total loans	$5,142	$2,041	$5,312	$12,495	$1,679,961	$1,692,456	$13,484

Impaired Loans.

The following is a summary of impaired loans by class:

			Three Months Ended		Nine Months Ended
	At September 30, 2019		September 30, 2019		September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,290	$17,572	$15,558	$182	$16,542	$481
Residential real estate	5,875	7,200	6,375	23	6,805	87
Home equity	403	470	406	—	408	—
Commercial and industrial	3,019	8,131	3,466	37	3,743	111
Consumer	43	56	45	—	50	—
Total impaired loans	$23,630	$33,429	$25,850	$242	$27,548	$679

			Three Months Ended		Nine Months Ended
	At December 31, 2018		September 30, 2018		September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$16,111	$19,081	$14,240	$186	$14,736	$558
Residential real estate	7,558	8,614	7,302	14	6,949	33
Home equity	438	468	613	1	652	3
Commercial and industrial	3,258	7,788	4,413	34	4,201	106
Consumer	60	70	78	—	93	—
Total impaired loans	$27,425	$36,021	$26,646	$235	$26,631	$700

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three and nine months ended September 30, 2019 and 2018. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. As of September 30, 2019, we have not committed to lend any additional funds for loans that are classified as impaired.  Payments received on performing impaired loans are recorded in accordance with the contractual terms of the loan.  Interest income recognized on impaired loans during the three and nine months ended September 30, 2019 and 2018 pertained to performing TDRs and purchased impaired loans.

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

Nonperforming TDRs are shown as nonperforming assets. There were no loans designated as TDRs during the three months ended September 30, 2019.  Two substandard impaired loan relationships in the aggregate amount of $2.4 million were designated as TDRs during the nine months ended September 30, 2019. One loan relationship consisting of a commercial real estate loan and a commercial and industrial loan totaling $2.2 million was classified as a TDR during the nine months ended September 30, 2019 as the Bank entered into a forbearance agreement with the customer that allows for interest-only payments for a specified term.  Both loans to the customer were current as of September 30, 2019 and the loan relationship is considered to be adequately secured by real estate. The Bank will continue to monitor the loan relationship for ongoing impairment on a quarterly basis.  In addition, a second loan relationship consisting of a commercial real estate loan and a commercial and industrial loan totaling $166,000 was modified as a TDR during the nine months ended September 30, 2019 to allow for interest-only payments for a specified term.  Both loans were in nonperforming status as of September 30, 2019, however; the second loan relationship is considered to be adequately secured by real estate. The Bank will continue to be monitor the second loan relationship for ongoing impairment on a quarterly basis.

There were no significant loans modified in TDRs during the three and nine months ended September 30, 2018.

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	—	$—	$—	2	$2,032	$2,032
Commercial and Industrial	—	—	—	2	383	383
Total	—	$—	$—	4	$2,415	$2,415

During the three and nine months ended September 30, 2019 and 2018, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring.  As of September 30, 2019, we have not committed to lend any additional funds for loans that are classified as impaired.  There were $715,000 in charge-offs on TDRs during the nine months ended September 30, 2019.  There were no charge-offs on TDRs during the three and nine months ended September 30, 2018.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of September 30, 2019 and 2018.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(2,313)	(2,187)	(126)	(487)	(1,700)
Dispositions	(242)	(242)	—	(199)	(43)
Balance at September 30, 2019	$22,238	$17,454	$4,784	$4,168	$13,286

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2017	$29,362	$23,158	$6,204	$6,033	$17,125
Collections	(3,370)	(2,258)	(1,112)	(504)	(1,754)
Dispositions	—	—	—	—	—
Balance at September 30, 2018	$25,992	$20,900	$5,092	$5,529	$15,371

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

Loans rated 6: Loans rated 6 are considered “Substandard”.  A loan is classified as substandard if the borrower exhibits a well-defined weakness and may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

Loans rated 7: Loans rated 7 are considered “Doubtful”.  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation of the loan highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

Loans rated 8: Loans rated 8 are considered “Uncollectible”.  The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be affected in the future.

We formally review the ratings on all commercial real estate and commercial and industrial loans annually or more frequently if needed. In addition, management utilizes delinquency reports, the criticized report and other loan reports to monitor credit quality.  The Company contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan at least once per year. During the course of its review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2019
Pass (Rated 1 – 4)	$770,820	$575,352	$97,178	$210,992	$5,627	$1,659,969
Special Mention (Rated 5)	21,981	—	—	4,480	—	26,461
Substandard (Rated 6)	28,520	5,529	542	26,260	43	60,894
	$821,321	$580,881	$97,720	$241,732	$5,670	$1,747,324

December 31, 2018
Pass (Rated 1 – 4)	$732,729	$570,428	$96,643	$207,663	$5,143	$1,612,606
Special Mention (Rated 5)	17,929	—	—	12,248	—	30,177
Substandard (Rated 6)	18,223	7,213	595	23,582	60	49,673
Total	$768,881	$577,641	$97,238	$243,493	$5,203	$1,692,456

6.             GOODWILL AND OTHER INTANGIBLES

At September 30, 2019 and December 31, 2018, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and nine months ended September 30, 2019 or the year ended December 31, 2018. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $282,000 for the three and nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.5 million thereafter.

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

A summary of stock option activity for the nine months ended September 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2018	238,075	$6.33	3.44	$877
Exercised	(12,550)	5.12	0.74	60
Outstanding at September 30, 2019	225,525	$6.40	2.83	$701

Exercisable at September 30, 2019	225,525	$6.40	2.83	$701

Cash received for options exercised during the nine months ended September 30, 2019 and 2018 was $64,000 and $114,000, respectively.

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

In 2016, the Compensation Committee approved a long-term incentive program (the “LTI Plan”).  The 2016 LTI Plan provides a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the 2016 LTI Plan is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

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

The fair market value of shares awarded is based on the market price at the grant date, recorded as unearned compensation and amortized over the applicable vesting period. Performance-based metrics are monitored on a quarterly basis in order to compare actual results to the performance metric, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation.  At September 30, 2019, there were an additional 129,177 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at September 30, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(53,465)	8.75
Shares forfeited	(1,842)	9.77
Balance at September 30, 2019	209,123	$10.11

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	138,833	$8.98
Shares granted	83,812	11.05
Shares vested	(32,476)	9.13
Balance at September 30, 2018	190,169	$9.87

We recorded total expense for restricted stock awards of $580,000 and $707,000 for the nine months ended September 30, 2019 and 2018, respectively.

8.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans.

FHLB advances with an original maturity of less than one year totaled $35.0 million and $59.3 million at September 30, 2019 and December 31, 2018, respectively, with a weighted average rate of 2.26% and 3.28%, respectively. At September 30, 2019, based on qualifying collateral less outstanding advances, the Bank had the additional capacity to borrow up to approximately $232.7 million from the FHLB.

In addition, at September 30, 2019 and December 31, 2018, the Company had an available IDEAL Way line of credit with the FHLB for up to $9.5 million.  Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis.  The outstanding principal is due daily and the portion not repaid will be automatically renewed.  At September 30, 2019 and December 31, 2018, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2019 and 2018.  We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under the line at September 30, 2019 and 2018.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At September 30, 2019, we had $205.7 million in long-term debt with the FHLB. This compares to $208.0 million in long-term debt with FHLB advances at December 31, 2018.

9.  PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”).  Employees must work a minimum of 1,000 hours per year to be eligible for the Plan.  Eligible employees become vested in the Plan after five years of service.  We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.  Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries.  We have not yet determined how much we expect to contribute to our pension plan in 2019.  No contributions have been made to the plan for the nine months ended September 30, 2019.  The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”).  The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$274	$304	$822	$910
Interest cost	284	253	852	759
Expected return on assets	(308)	(347)	(924)	(1,041)
Actuarial loss	32	56	96	170
Net periodic pension cost	$282	$266	$846	$798

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

The following table presents information about our cash flow hedges at September 30, 2019 and December 31, 2018:

September 30, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated
	Amount	Maturity	Receive	Pay	Fair Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	3.0	2.12%	3.54%	$(2,076)
Non-hedging derivatives:
Loan-level swaps – dealer	1,996	9.9	2.08%	3.79%	(100)
Loan-level swaps – borrower	1,996	9.9	3.79%	2.08%	100
Total	$38,992				$(2,076)

December 31, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated
	Amount	Maturity	Receive	Pay	Fair Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	3.7	2.79%	3.54%	$(1,259)

At September 30, 2019, the Company had $35.0 million in derivatives designated as hedging instruments and $4.0 million in derivatives designated as non-hedging instruments.  At December 31, 2018, all derivatives were designated as hedging instruments.

Cash Flow Hedges of Interest Rate Risk.

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, we entered into interest rate swaps as part of our interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  We did not recognize any hedge ineffectiveness in earnings for the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

Non-hedging Derivatives.

Derivatives not designated as hedges are not speculative but rather result from a service the Company provides to certain customers. The Company executes loan level derivative products such as interest-rate swap agreements with commercial banking customers to aid them in managing their interest-rate risk by converting floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swap agreements associated with this program do not meet hedge accounting requirements, changes in the fair value are recognized directly in earnings.

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of September 30, 2019 and December 31, 2018.

September 30, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$2,076
Total derivatives designated as hedging instruments		$—		$2,076
Derivatives not designated as hedging instruments:
Interest rate swap – with customers		$100		$—
Interest rate swap – with counterparties		—		100
Total derivatives not designated as hedging instruments		$100		$100

December 31, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,259

Effect of Derivative Instruments in the Consolidated Statements of Operations and Changes in Shareholders’ Equity.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Interest rate swaps	$(142)	$168	$(1,053)	$1,086

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities.  The table below presents the amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees:

	Amount of Gain (Loss) Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Interest rate swaps	$374	$351	$1,056	$1,154

During the next 12 months, we estimate that $1.6 million will be reclassified as an increase in interest expense. During the three and nine months ended September 30, 2019 and 2018, no gains or losses were reclassified from accumulated other comprehensive loss into income for ineffectiveness on cash flow hedges.

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

At September 30, 2019 and December 31, 2018, we had a net liability position of $2.2 million and $1.3 million with our counterparties, respectively. As of September 30, 2019, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $2.2 million and $300,000 in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at September 30, 2019, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$188,132	$—	$188,132
U.S. government guaranteed mortgage-backed securities	—	12,350	—	12,350
Corporate bonds	—	7,829	—	7,829
State and municipal bonds	—	2,821	—	2,821
Government-sponsored enterprise obligations	—	20,126	—	20,126
Marketable equity securities	6,726	—	—	6,726
Interest rate swaps	—	100	—	100
Total assets	$6,726	$231,358	$—	$238,084

Liabilities:
Interest rate swaps	$—	$2,176	$—	$2,176

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Government-sponsored mortgage-backed securities	$—	$159,351	$—	$159,351
U.S. government guaranteed mortgage-backed securities	—	19,338	—	19,338
Corporate bonds	—	48,168	—	48,168
State and municipal bonds	—	2,944	—	2,944
Government-sponsored enterprise obligations	—	23,947	—	23,947
Marketable equity securities	6,408	—	—	6,408
Total assets	$6,408	$253,748	$—	$260,156

Liabilities:
Interest rate swaps	$—	$1,259	$—	$1,259

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2019 and December 31, 2018.  Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended	Nine Months Ended
	September 30, 2019			September 30, 2019	September 30, 2019
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$2,117	$(380)	$(1,077)
Total Assets	$—	$—	$2,117	$(380)	$(1,077)

	At			Three Months Ended	Nine Months Ended
	December 31, 2018			September 30, 2018	September 30, 2018
				Total	Total
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired Loans	$—	$—	$1,676	$(393)	$(473)
Total Assets	$—	$—	$1,676	$(393)	$(473)

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$45,399	$45,399	$—	$—	$45,399
Securities available-for-sale	231,258	—	231,258	—	231,258
Marketable equity securities	6,726	6,726	—	—	6,726
Federal Home Loan Bank of Boston and other restricted stock	13,064	—	—	13,064	13,064
Loans - net	1,738,310	—	—	1,742,526	1,742,526
Accrued interest receivable	5,460	—	—	5,460	5,460
Mortgage servicing rights	236	—	357	—	357
Derivative assets	100	—	100	—	100

Liabilities:
Deposits	1,669,515	—	—	1,671,665	1,671,665
Short-term borrowings	35,000	—	35,015	—	35,015
Long-term debt	205,681	—	206,034	—	206,034
Accrued interest payable	507	—	—	507	507
Derivative liabilities	2,176	—	2,176	—	2,176

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$26,789	$26,789	$—	$—	$26,789
Securities available-for-sale	253,748	—	253,748	—	253,748
Marketable equity securities	6,408	6,408	—	—	6,408
Federal Home Loan Bank of Boston and other restricted stock	14,695	—	—	14,695	14,695
Loans - net	1,684,804	—	—	1,631,558	1,631,558
Accrued interest receivable	5,652	—	—	5,652	5,652
Mortgage servicing rights	286	—	456	—	456

Liabilities:
Deposits	1,595,993	—	—	1,592,521	1,592,521
Short-term borrowings	59,250	—	59,247	—	59,247
Long-term debt	208,018	—	206,789	—	206,789
Accrued interest payable	530	—	—	530	530
Derivative liabilities	1,259	—	1,259	—	1,259

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.  We have not elected the practical expedient to account for lease and non-lease components as one lease component.  Additionally, the Company has elected the practical expedient whereby expired leases, existing operating lease classifications and initial direct costs will not be reassessed at inception.  The Company has operating leases for certain of our banking offices and ATMs.  Our leases have remaining lease terms of less than one year to 19 years, some of which include options to extend the leases for additional five-year terms up to 15 years.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)

Amortization of ROU assets	$244	$729
Interest on lease liabilities	60	184
Operating lease cost	$304	$913

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$878
ROU assets obtained in exchange for lease obligations:
Operating leases	411

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
(In thousands)

Operating lease ROU assets	$6,851
Operating lease liabilities	$6,886

The weighted average remaining lease term for our operating leases was 10.5 years with a weighted average discount rate of 3.46% at September 30, 2019.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2019	$294
2020	1,100
2021	1,021
2022	987
2023	736
Thereafter	4,295
Total lease payments	8,433
Less imputed interest	(1,547)
Total	$6,886

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. On October 16, 2019, the FASB approved the drafting of an Update to the standard to move the effective date to fiscal years beginning after December 15, 2023 for small reporting companies, which includes WNEB.  The Company is in the process of implementing the standard.  We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment.  We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

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

You should read the following financial results for the three and nine months ended September 30, 2019 in the context of this strategy.

●

Net income was $3.2 million, or $0.12 per diluted share, for the three months ended September 30, 2019, compared to $3.9 million, or $0.14 per diluted share, for the same period in 2018.  For the nine months ended September 30, 2019, net income was $9.9 million, or $0.38 per diluted share, as compared to net income of $12.6 million, or $0.43 per diluted share, for the same period in 2018.

●

The provision for loan losses was $1.3 million and $350,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

●

Net interest income was $14.5 million and $14.6 million for the three months ended September 30, 2019 and 2018, respectively.  The net interest margin was 2.88% for the three months ended September 30, 2019, compared to 2.94% for the same period in 2018. The net interest margin, on a tax-equivalent basis, was 2.91% for the three months ended September 30, 2019, compared to 2.96% for the same period in 2018.  Net interest income was $43.1 million and $45.2 million for the nine months ended September 30, 2019 and 2018, respectively.  The net interest margin was 2.90% and 3.09% for the nine months ended September 30, 2019 and 2018, respectively.  The net interest margin, on a tax-equivalent basis, was 2.93% and 3.11% for the nine months ended September 30, 2019 and 2018, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2018 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

At September 30, 2019, total assets were $2.2 billion, an increase of $54.9 million, or 2.6%, from December 31, 2018. During the same period, total loans increased $54.7 million, or 3.2%, securities available-for-sale and marketable equity securities available-for-sale decreased $22.2 million, or 8.5%, and cash and cash equivalents increased $18.6 million, or 69.5%.

Total loans increased $54.7 million, or 3.2%, from December 31, 2018, primarily due to an increase in commercial real estate loans of $52.4 million, or 6.8%, an increase in residential real estate loans of $3.7 million, or 0.6%, and an increase in consumer loans of $467,000, or 9.0%, partially offset by a decrease in commercial and industrial loans of $1.8 million, or 0.7%.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status.  Nonperforming loans were $11.1 million at September 30, 2019 and $13.5 million at December 31, 2018.  If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $826,000 and $654,000 for the nine months ended September 30, 2019 and 2018, respectively.  At September 30, 2019 and December 31, 2018, our nonperforming loans to total loans was 0.63% and 0.79%, while our nonperforming assets to total assets was 0.51% and 0.64%, respectively.  A summary of our nonaccrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At September 30, 2019, total deposits were $1.7 billion, an increase of $73.5 million, or 4.6%, from December 31, 2018. Core deposits, which the Company defines as all deposits except time deposits, increased $77.4 million, or 8.3%, from $935.9 million, or 58.6% of total deposits, at December 31, 2018, to $1.0 billion, or 60.7% of total deposits, at September 30, 2019. Non-interest-bearing deposits increased $27.1 million, or 7.6%, to $382.5 million, interest-bearing checking accounts increased $18.7 million, or 29.4%, to $82.3 million, savings accounts increased $6.5 million, or 5.4%, to $125.0 million, and money market accounts increased $25.2 million, or 6.3%, to $423.5 million. The increase in these core deposits is a result of management’s continued sales efforts along with customer preferences for competitively priced short-term deposits. Time deposits, which include brokered deposits, represented 39.3% of total deposits, and decreased $3.8 million, or 0.6%, from $660.0 million at December 31, 2018 to $656.2 million at September 30, 2019. Brokered deposits decreased $2.6 million, or 10.9%, to $21.2 million at September 30, 2019 from $23.8 million at December 31, 2018.

FHLB advances decreased $26.6 million, or 10.0%, from $267.3 million at December 31, 2018, to $240.7 million at September 30, 2019. The Company utilized the increase in deposit balances during the year to pay down FHLB borrowings and to fund loan growth.  Additional information regarding short-term borrowings and long-term debt is included in Note 8 of the accompanying unaudited consolidated financial statements.

At September 30, 2019, shareholders’ equity was $232.0 million, or 10.7% of total assets, compared to $237.0 million, or 11.2% of total assets, at December 31, 2018. The decrease in shareholders’ equity reflects $19.1 million for the repurchase of the Company’s shares and the payment of regular cash dividends of $4.0 million, both partially offset by net income of $9.9 million and a decrease in accumulated other comprehensive loss of $6.9 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

General.

Net income was $3.2 million, or $0.12 per diluted share, for the three months ended September 30, 2019, compared to $3.9 million, or $0.14 per diluted share, for the same period in 2018.  Net interest income was $14.5 million and $14.6 million for the three months ended September 30, 2019 and 2018, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2019 and 2018, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,739,266	$19,244	4.39%	$1,682,034	$17,690	4.17%
Securities(2)	238,961	1,470	2.44	263,378	1,772	2.67
Other investments - at cost	16,354	192	4.66	17,747	228	5.10
Short-term investments(3)	8,330	36	1.71	9,083	34	1.49
Total interest-earning assets	2,002,911	20,942	4.15	1,972,242	19,724	3.97
Total non-interest-earning assets	138,543			134,708
Total assets	$2,141,454			$2,106,950

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$70,619	$105	0.59%	$86,615	94	0.43%
Savings accounts	128,133	36	0.11	138,112	40	0.11
Money market accounts	402,716	641	0.63	415,416	489	0.47
Time deposit accounts	666,792	3,672	2.18	600,333	2,471	1.63
Total interest-bearing deposits	1,268,360	4,454	1.39	1,240,476	3,094	0.99
Short-term borrowings and long-term debt	249,109	1,822	2.90	279,181	1,906	2.71
Total interest-bearing liabilities	1,517,469	6,276	1.64	1,519,657	5,000	1.31
Non-interest-bearing deposits	368,647			328,735
Other non-interest-bearing liabilities	24,099			16,917
Total non-interest-bearing liabilities	392,746			345,652

Total liabilities	1,910,215			1,865,309
Total equity	231,239			241,641
Total liabilities and equity	$2,141,454			$2,106,950
Less: Tax-equivalent adjustment(2)		(138)			(119)
Net interest and dividend income		$14,528			$14,605
Net interest rate spread			2.48%			2.64%
Net interest rate spread, on a tax equivalent basis(4)			2.51%			2.66%
Net interest margin			2.88%			2.94%
Net interest margin, on a tax equivalent basis(5)			2.91%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.99%			129.78%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

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

	Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$602	$952	$1,554
Securities (1)	(164)	(138)	(302)
Other investments - at cost	(18)	(18)	(36)
Short-term investments	(3)	5	2
Total interest-earning assets	417	801	1,218

Interest-bearing liabilities
Interest-bearing checking accounts	(17)	28	11
Savings accounts	(3)	(1)	(4)
Money market accounts	(15)	167	152
Time deposit accounts	274	927	1,201
Short-term borrowing and long-time debt	(205)	121	(84)
Total interest-bearing liabilities	34	1,242	1,276
Change in net interest and dividend income (1)	$383	$(441)	$(58)

(1)

Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income decreased $77,000, or 0.5%, to $14.5 million, for the three months ended September 30, 2019, from $14.6 million for the three months ended September 30, 2018.  The decrease in net interest income was due to an increase in interest expense of $1.3 million, or 25.5%, partially offset by an increase in interest and dividend income of $1.2 million, or 6.1%.  The increase in interest expense was primarily due to a $1.4 million, or 44.0%, increase in interest expense on deposits, partially offset by a decrease of $84,000, or 4.4%, in interest expense on FHLB borrowings.

Net interest income for the three months ended September 30, 2018 included $62,000 in negative purchase accounting adjustments, compared to $154,000 in positive purchase accounting adjustments during the three months ended September 30, 2019. Excluding these adjustments, net interest income decreased $293,000, or 2.0%, from $14.7 million during the three months ended September 30, 2018, compared to $14.4 million during the three months ended September 30, 2019.

The net interest margin was 2.88% for the three months ended September 30, 2019, compared to 2.94% for the three months ended September 30, 2018.  The net interest margin, on a tax-equivalent basis, was 2.91% for the three months ended September 30, 2019, compared to 2.96% for the three months ended September 30, 2018. The amortization of purchase accounting adjustments related to the merger with Chicopee decreased net interest income by $62,000 during the three months ended September 30, 2018, compared to an increase of $154,000 during the three months ended September 30, 2019. Excluding the purchase accounting adjustments, the net interest margin was 2.85% for the three months ended September 30, 2019 and 2.95% for the three months ended September 30, 2018.

The average yield on interest-earning assets increased 18 basis points from 3.97% for the three months ended September 30, 2018 to 4.15% for the three months ended September 30, 2019. Excluding the purchase accounting adjustments discussed above, the average yield on interest-earning assets increased 12 basis points from 4.00% for the three months ended September 30, 2018 to 4.12% for the three months ended September 30, 2019. During the three months ended September 30, 2019, the average cost of funds increased 33 basis points from 1.31% for the three months ended September 30, 2018 to 1.64% for the three months ended September 30, 2019. The average cost of core deposits, which include non-interest bearing demand accounts, increased six basis points from 0.26% for the three months ended September 30, 2018 to 0.32% for the three months ended September 30, 2019. The average cost of time deposits increased 55 basis points from 1.63% for the three months ended September 30, 2018 to 2.18% for the three months ended September 30, 2019. The average cost of FHLB borrowings increased 19 basis points during the same period. For the three months ended September 30, 2019, average demand deposits, an interest-free source of funds, increased $39.9 million, or 12.1%, to $368.6 million, or 22.5% of total average deposits, from $328.7 million, or 20.9% of total average deposits for the three months ended September 30, 2018.

During the three months ended September 30, 2019, average interest-earning assets increased $30.7 million, or 1.6%, to $2.0 billion compared to the three months ended September 30, 2018. The increase in average interest-earning assets was due to an increase in average loans of $57.2 million, or 3.4%, partially offset by a decrease in average securities of $24.4 million, or 9.3%.

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

The amount of the provision for loan losses during the three months ended September 30, 2019 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio, described in the comparison of financial condition, include an increase in total loans.  After evaluating these factors, we recorded a provision for loan losses of $1.3 million for the three months ended September 30, 2019, compared to $350,000 for the same period in 2018.

The Company recorded net charge-offs of $426,000 for the three months ended September 30, 2019, as compared to net charge-offs of $101,000 for the three months ended September 30, 2018.  During the three months ended September 30, 2019, the Company recorded charge-offs of $470,000, primarily due to an existing substandard commercial loan relationship, partially offset by recoveries of $44,000.  During the three months ended September 30, 2018, the Company recorded charge-offs of $463,000, partially offset by recoveries of $362,000.

The allowance for loan losses was $13.3 million and $12.1 million and 0.76% and 0.71% of total loans at September 30, 2019 and December 31, 2018, respectively.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income increased $315,000, or 13.7%, to $2.6 million for the three months ended September 30, 2019, from $2.3 million for the three months ended September 30, 2018, primarily due to an increase in service charges and fees of $127,000, or 6.7%, an increase in other non-interest income of $55,000 primarily related to swap fee income, and a gain on the sale of securities of $49,000. During the three months ended September 30, 2019, the Company reported $45,000 in unrealized gains on marketable equity securities, compared to unrealized losses on marketable equity securities of $43,000 for the three months ended September 30, 2018.

Non-interest Expense.

For the three months ended September 30, 2019, non-interest expense increased $168,000, or 1.5%, to $11.7 million, or 2.18% of average assets, from $11.6 million, or 2.18% of average assets, for the three months ended September 30, 2018. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $442,000, or 6.9%, an increase in data processing of $68,000, or 10.6%, an increase in furniture and equipment of $24,000, or 6.0%, an increase in occupancy expense of $23,000, or 2.4%, and an increase in advertising expense of $13,000, or 3.7%.  These increases were partially offset by a decrease in professional fees of $221,000, or 28.8%, and a decrease in FDIC insurance expense of $153,000, or 96.8%, due to the small bank credit applied to quarterly assessments by the FDIC in the third quarter of 2019. Small bank credits will automatically be applied each quarter that the reserve ratio is at least 1.38%, up to the full amount of a small bank’s credit or assessment, whichever is less.  For the three months ended September 30, 2019, the efficiency ratio was 68.9%, compared to 68.3% for the three months ended September 30, 2018.

Income Taxes.

The Company’s effective tax rate increased from 21.5% for the three months ended September 30, 2018 to 21.8% for the three months ended September 30, 2019.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

General.

Net income was $9.9 million, or $0.38 per diluted share, for the nine months ended September 30, 2019, compared to $12.6 million, or $0.43 per diluted share, for the same period in 2018.  Net interest income was $43.1 million and $45.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2019 and 2018, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned when the real estate loans are prepaid or refinanced.  For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,704,173	$55,857	4.38%	$1,658,094	$53,047	4.28%
Securities(2)	249,009	4,801	2.58	272,844	5,422	2.66
Other investments - at cost	15,811	638	5.40	17,489	631	4.82
Short-term investments(3)	12,834	185	1.93	7,817	83	1.42
Total interest-earning assets	1,981,827	61,481	4.15	1,956,244	59,183	4.04
Total non-interest-earning assets	136,738			134,722
Total assets	$2,118,565			$2,090,966

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$71,416	280	0.52	$92,718	261	0.38
Savings accounts	125,886	111	0.12	141,314	129	0.12
Money market accounts	398,189	1,798	0.60	417,724	1,383	0.44
Time deposit accounts	673,492	10,601	2.10	580,243	6,394	1.47
Total interest-bearing deposits	1,268,983	12,790	1.35	1,231,999	8,167	0.89
Short-term borrowings and long-term debt	238,837	5,234	2.93	283,302	5,442	2.57
Total interest-bearing liabilities	1,507,820	18,024	1.60	1,515,301	13,609	1.20
Non-interest-bearing deposits	358,839			317,296
Other non-interest-bearing liabilities	22,574			16,460
Total non-interest-bearing liabilities	381,413			333,756

Total liabilities	1,889,233			1,849,057
Total equity	229,332			241,909
Total liabilities and equity	$2,118,565			$2,090,966
Less: Tax-equivalent adjustment(2)		(402)			(382)
Net interest and dividend income		$43,055			$45,192
Net interest rate spread			2.52%			2.82%
Net interest rate spread, on a tax equivalent basis(4)			2.55%			2.84%
Net interest margin			2.90%			3.09%
Net interest margin, on a tax equivalent basis(5)			2.93%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.44%			129.10%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

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

	Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,474	$1,336	$2,810
Securities (1)	(474)	(147)	(621)
Other investments - at cost	(61)	68	7
Short-term investments	53	49	102
Total interest-earning assets	992	1,306	2,298

Interest-bearing liabilities
Interest-bearing checking accounts	(60)	79	19
Savings accounts	(14)	(4)	(18)
Money market accounts	(65)	480	415
Time deposit accounts	1,028	3,179	4,207
Short-term borrowing and long-term debt	(854)	646	(208)
Total interest-bearing liabilities	35	4,380	4,415
Change in net interest and dividend income	$957	$(3,074)	$(2,117)

(1)

Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the nine months ended September 30, 2019, net interest income decreased $2.1 million, or 4.7%, to $43.1 million, compared to $45.2 million for the nine months ended September 30, 2018. The decrease in net interest income was due to an increase in interest expense of $4.4 million, or 32.4%, partially offset by an increase of $2.3 million, or 3.9%, in interest and dividend income. The increase in interest expense was primarily due to the increase in interest expense on deposits of $4.6 million, or 56.6%, primarily time deposits, while interest expense on FHLB borrowings decreased $208,000, or 3.8%. Net interest income for the nine months ended September 30, 2018 included $1.1 million in favorable purchase accounting adjustments primarily due to the full payoff of a purchase credit impaired loan from Chicopee, compared to $97,000 in positive purchase accounting adjustments for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company also reported a prepayment penalty fee of $279,000, compared to $67,000 during the nine months ended September 30, 2019. Excluding these adjustments, interest and dividend income increased $3.2 million, or 5.5%, offset by a $4.2 million, or 30.0%, increase in interest expense.

The net interest margin for the nine months ended September 30, 2019 was 2.90%, compared to 3.09% during the nine months ended September 30, 2018. The net interest margin, on a tax-equivalent basis, was 2.93% for the nine months ended September 30, 2019, compared to 3.11% for the nine months ended September 30, 2018.

The decrease in net interest margin was largely due to a decrease in purchase accounting adjustments from a positive adjustment of $1.1 million during the nine months ended September 30, 2018, compared to a positive adjustment of $97,000 during the nine months ended September 30, 2019. The result was a decrease of 12 basis points on the net interest margin. Prepayment penalties decreased $212,000, from $279,000 during the nine months ended September 30, 2018 to $67,000 during the nine months ended September 30, 2019, which further decreased the net interest margin by two basis points. After these adjustments, the adjusted net interest margin decreased from 3.00% during the three months ended September 30, 2018 to 2.89% during the nine months ended September 30, 2019.

The average yield on interest-earning assets increased 11 basis points from 4.04% for the nine months ended September 30, 2018 to 4.15% for the nine months ended September 30, 2019. Excluding the purchase accounting adjustments and the prepayment penalties mentioned above, the average yield on interest-earning assets increased 17 basis points from 3.98% for the nine months ended September 30, 2018 to 4.15% for the nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2019, the average cost of funds increased 40 basis points from 1.20% for the nine months ended September 30, 2018 to 1.60% for the nine months ended September 30, 2019. The average cost of core deposits, including non-interest-bearing demand deposits, increased seven basis points from 0.24% for the nine months ended September 30, 2018 to 0.31% for the nine months ended September 30, 2019, while the average cost of time deposits increased 63 basis points from 1.47% for the nine months ended September 30, 2018 to 2.10% during the same period in 2019. The average cost of borrowings increased 36 basis points from 2.57% for the nine months ended September 30, 2018 to 2.93% for the nine months ended September 20, 2019. For the nine months ended September 30, 2019, average demand deposits, an interest-free source of funds, increased $41.5 million, or 13.1%, from $317.3 million, or 20.5% of total average deposits, for the nine months ended September 30, 2018 to $358.8 million, or 22.0% of total average deposits, for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, average interest-earning assets increased $25.6 million, or 1.3%, to $2.0 billion. The increase in average interest-earning assets was due to an increase in average loans of $46.1 million, or 2.8%, partially offset by a decrease in average securities of $23.8 million, or 8.7%.

Provision for Loan Losses.

The amount that we provided for loan losses during the nine months ended September 30, 2019 was based upon the changes that occurred in the loan portfolio during that same period. The changes in the loan portfolio for the nine months ended September 30, 2019, described in the comparison of financial condition, include an increase in commercial real estate loans.  After evaluating these factors, we recorded a provision of $1.7 million for loan losses for the nine months ended September 30, 2019, compared to $1.6 million for the same period in 2018.

The Company recorded net charge-offs of $456,000 for the nine months ended September 30, 2019, as compared to net charge-offs of $196,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company recorded charge-offs of $1.4 million, compared to $653,000 during the same period in 2018.  During the nine months ended September 30, 2019, the Company also recorded recoveries of $937,000, primarily due to a partial recovery of $812,000 related to a single commercial real estate loan previously charged-off in 2010.

During the nine months ended September 30, 2018, the Company recorded net charge-offs of $196,000 comprised of charge-offs of $653,000, partially offset by recoveries of $457,000.

The allowance for loan losses was $13.3 million at September 30, 2019 and $12.1 million at December 31, 2018.  The allowance for loan losses was 0.76% and 0.71% of total loans at September 30, 2019 and December 31, 2018, respectively.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

For the nine months ended September 30, 2019, non-interest income of $7.3 million increased $305,000, or 4.4%, compared to $7.0 million for the nine months ended September 30, 2018. Service charges and fees increased $334,000, or 6.5%, and other income increased $139,000, or 106.1%, primarily due to swap fees on commercial real estate loans. During the nine months ended September 30, 2019, service charges and fees included $110,000 in non-recurring interchange fee income. During the nine months ended September 30, 2019, the Company reported unrealized gains on marketable equity securities of $194,000, compared to unrealized losses of $190,000 during the nine months ended September 30, 2018 as well as a decrease in realized losses on the sale of securities of $238,000, or 95.2%, during the same period. During the nine months ended September 30, 2018, the Company reported a $48,000 gain on the sale of other real estate owned (“OREO”) and a $715,000 net gain on BOLI. Excluding the net gain on BOLI, OREO and the realized and unrealized security losses discussed above, non-interest income increased $446,000, or 6.7%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Non-interest Expense.

For the nine months ended September 30, 2019, non-interest expense increased $1.4 million, or 3.9%, to $35.9 million, or 2.27% of average assets, compared to $34.5 million, or 2.21% of average assets for the nine months ended September 30, 2018. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $1.0 million, or 5.1%, an increase in other non-interest expenses of $216,000, or 4.1%, an increase in occupancy expense of $165,000, or 5.5%, an increase in data processing of $120,000, or 6.1%, an increase in an increase in furniture and equipment of $107,000, or 9.3%, and an increase in advertising expense of $45,000, or 4.3%. These increases were partially offset by a decrease in FDIC insurance expense of $46,000, or 9.9%, and a decrease in professional fees of $249,000, or 11.8%. For the nine months ended September 30, 2019, the efficiency ratio was 71.6%, compared to 66.6% for the nine months ended September 30, 2018. The adjusted efficiency ratio, excluding purchase account adjustments and prepayment penalties, was 71.8% for the nine months ended September 30, 2019, compared to 68.4% for the nine months ended September 30, 2018.

Income Taxes.

The effective tax rate for the nine months ended September 30, 2019 and September 30, 2018 was 22.4% and 21.7%, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$19,111	4.36%	$17,577	4.15%	$55,471	4.35%	$52,684	4.25%
Tax-equivalent adjustment (1)	133		113		386		363
Loans (tax-equivalent basis)	$19,244	4.39%	$17,690	4.17%	$55,857	4.38%	$53,047	4.28%

Securities (no tax adjustment)	$1,465	2.43%	$1,766	2.66%	$4,785	2.57%	$5,403	2.65%
Tax-equivalent adjustment (1)	5		6		16		19
Securities (tax-equivalent basis)	$1,470	2.44%	$1,772	2.67%	$4,801	2.58%	$5,422	2.66%

Net interest income (no tax adjustment)	$14,528		$14,605		$43,055		$45,192
Tax-equivalent adjustment (1)	138		119		402		382
Net interest income (tax-equivalent basis)	$14,666		$14,724		$43,457		$45,574

Interest rate spread (no tax adjustment)		2.48%		2.64%		2.52%		2.82%
Net interest margin (no tax adjustment)		2.88%		2.94%		2.90%		3.09%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At September 30, 2019 and December 31, 2018, outstanding borrowings from the FHLB were $240.7 million and $267.3 million, respectively. At September 30, 2019, we had $232.7 million in available borrowing capacity with the FHLB.  We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.  In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank.  At September 30, 2019 and December 31, 2018, we did not have an outstanding balance under these lines.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At September 30, 2019, we exceeded each of the applicable regulatory capital requirements.  As of September 30, 2019, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$236,840	14.01%	$135,228	8.00%	N/A	N/A
Bank	224,329	13.29	135,032	8.00	$168,790	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,569	13.23	101,421	6.00	N/A	N/A
Bank	211,057	12.50	101,274	6.00	135,032	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	223,569	13.23	76,066	4.50	N/A	N/A
Bank	211,057	12.50	75,955	4.50	109,713	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	223,569	10.51	85,119	4.00	N/A	N/A
Bank	211,057	9.93	85,044	4.00	106,304	5.00

December 31, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$247,361	14.87%	$133,089	8.00%	N/A	N/A
Bank	235,569	14.18	132,892	8.00	$166,115	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	99,817	6.00	N/A	N/A
Bank	223,516	13.46	99,669	6.00	132,892	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	235,308	14.14	74,862	4.50	N/A	N/A
Bank	223,516	13.46	74,752	4.50	107,974	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,308	11.14	84,497	4.00	N/A	N/A
Bank	223,516	10.59	84,465	4.00	105,581	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties.  These arrangements are subject to strict credit control assessments.  Guarantees specify limits to our obligations.  Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.  The following table summarizes the contractual obligations and credit commitments at September 30, 2019:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Year But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)

Borrowings
Federal Home Loan Bank	$134,306	$105,074	$1,301	$—	$240,681

Credit Commitments:
Available lines of credit	183,257	—	—	78,066	261,323
Other loan commitments	70,432	26,671	—	—	97,103
Letters of credit	9,712	363	301	693	11,069
Total credit commitments	263,401	27,034	301	78,759	369,495

Other Obligations
Vendor Contracts	3,356	6,712	6,712	1,388	18,168

Total Obligations	$401,063	$138,820	$8,314	$80,147	$628,344

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2019	50,039	9.40	50,039	1,218,553
August 1 - 31, 2019	64,285	8.84	64,285	1,154,268
September 1 – 30, 2019	27,402	8.85	27,402	1,126,866
Total	141,726	9.04	141,726	1,126,866

(1)

On January 29, 2019, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock (the “2019 Plan”). As of September 30, 2019, the Company has repurchased 1,687,334 shares under the 2019 Plan.

There were no sales by us of unregistered securities during the three months ended September 30, 2019.

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
101

Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

______________________________

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2019.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer