Form 10-K
period 2019-12-31
Western New England Bancorp, Inc.
filed 2020-03-11
CIK 1157647

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File No.: 001-16767

Western New England Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Elm Street, Westfield, Massachusetts 01085

(Address of principal executive offices, including zip code)

(413) 568-1911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	WNEB	The NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, was $249,410,391.  This amount was based on the closing price as of June 28, 2019 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $9.34 on June 28, 2019.

As of March 6, 2020, the registrant had 26,204,065 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

WESTERN NEW ENGLAND BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2019

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

PART I

ITEM 1.                BUSINESS

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (“BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2019, WNEB had consolidated total assets of $2.2 billion, total net loans of $1.8 billion, total deposits of $1.7 billion and total shareholders’ equity of $232.0 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-charted savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2019, the Bank had 22 branches and 25 free-standing automated teller machines (“ATMs”), and an additional 23 seasonal or temporary ATMs, serving Hampden County and Hampshire County in western Massachusetts and northern Connecticut. In addition, we have announced plans to open three new locations in 2020: a branch in Huntington, Massachusetts, which was purchased from Peoples United and opened on February 25, 2020, and two full-service branches in Bloomfield, Connecticut and West Hartford, Connecticut, which are currently undergoing construction and are anticipated to open in 2020. The West Hartford branch will be a Financial Solution Center and is expected to serve as our Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer (“MLO”).  The Bank also provides a variety of banking services including automated teller machines, telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank and in conjunction with the acquisition, the name of the Company was changed to Western New England Bancorp, Inc. The transaction qualified as a tax-free reorganization for federal income tax purposes.

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

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. The Bank operates 22 banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Granby and Enfield, Connecticut.  In addition, we have announced plans to open three new locations in 2020: a branch in Huntington, Massachusetts, which was purchased from Peoples United and opened on February 25, 2020, and two full-service branches in Bloomfield, Connecticut and West Hartford, Connecticut, which are currently undergoing construction and are anticipated to open in 2020. The West Hartford branch will be a Financial Solution Center and is expected to serve as our Connecticut hub, housing Commercial Lending, Cash Management and a MLO.  In 2014, we relocated our middle market and commercial real estate lending team to offices in Springfield, Massachusetts.  We operate full-service ATMs at our branch location and we also have 25 free-standing ATM locations in Chicopee, Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 23 traveling/seasonal ATMs. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

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

A diversified mix of industry groups also operate within Hampden and Hampshire County, including manufacturing, health care, higher education, wholesale and retail trade and service. The economy of our primary market area has benefited from the presence of large employers such as Baystate Health, Big Y Supermarkets, University of Massachusetts, Mass Mutual Financial Group, Hasbro Games, Peter Pan Bus Lines, Friendly’s Ice Cream Corporation, Sisters of Providence Health Systems, Westover Air Force Base, Westfield-Barnes Regional Airport, Smith and Wesson and Yankee Candle. Other employment and economic activity is provided by financial institutions, nine other colleges and universities, eight other hospitals, and a variety of wholesale and retail trade business. Our Hampden market also enjoys a strong tourism business with attractions such as the Eastern States Exposition called the Big E, the largest fair in the northeast, the Basketball Hall of Fame, Six Flags New England and MGM Springfield.

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

At June 30, 2019, which is the most recent date for which data is available from the FDIC, we held approximately 14.2% of the deposits in Hampden County, which was the largest market share out of the 17 banks and thrifts with offices in Hampden County.

Personnel.

As of December 31, 2019, the Company had 274 full-time employees and 66 part-time employees. The employees are not represented by a collective bargaining unit and we believe we have an excellent relationship with our employees.

Lending Activities.

General. The Company’s loan portfolio totaled $1.8 billion, or 81.2% of total assets, at December 31, 2019, compared to $1.7 billion, or 79.9% of total assets, at December 31, 2018.  The Company lends to individuals, business entities, non-profit organizations and professional practices. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

At December 31, 2019, our general regulatory limit on loans to one borrower was $34.2 million. Our largest lending exposure was a $24.3 million commercial lending relationship, of which $18.3 million was outstanding at December 31, 2019. The relationship is primarily secured by commercial real estate located in Springfield, Massachusetts. At December 31, 2019, this relationship was performing in accordance with its original terms.

Commercial Real Estate Loans and Commercial and Industrial Loans.

At December 31, 2019, commercial real estate loans totaled $816.9 million, or 46.1% of total loans, compared to $768.9 million, or 45.4% of total loans, at December 31, 2018.

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

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2019 and December 31, 2018 there were $103.3 million and $102.0 million, respectively, in commercial construction loans included within commercial real estate loans.

At December 31, 2019, our commercial and industrial loan portfolio totaled $248.9 million, or 14.0% of our total loans, compared to $243.5 million, or 14.4% of total loans, at December 31, 2018. Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing and term loans. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Commercial and industrial loans have average repayment periods of one to seven years. Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower.

The largest concentration of commercial loans to an industry was to hotels and accommodation, which comprised approximately 5.5% of the commercial loan portfolio inclusive of commercial and industrial owner-occupied real estate loans as of December 31, 2019. At December 31, 2019, our largest commercial and industrial loan relationship was $24.3 million to a college. The loan relationship is secured by business assets and real estate.  At December 31, 2019, this relationship was performing according to its original terms.

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

The Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit facilities than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review of the borrower thereafter. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $138.7 million at December 31, 2019 and $117.8 million at December 31, 2018. The Company was servicing commercial loans originated by the Company and participated out to various other institutions totaling $24.2 million and $35.4 million at December 31, 2019 and December 31, 2018, respectively.

Residential Real Estate Loans.

At December 31, 2019 and December 31, 2018, the residential real estate loan portfolio totaled $597.7 million, or 33.7% of total loans, and $577.6 million, or 34.1%, of total loans, respectively. In 2019 and 2018, the Company did not purchase any residential real estate loans.

The Company originates and funds residential real estate loans secured by one-to-four family residential properties primarily located in western Massachusetts and northern Connecticut. The Company processes and underwrites all of its originations internally through its Residential Loan Center located in Westfield, MA.

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

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. The Company is an approved seller and servicer with Fannie Mae, Freddie Mac and the FHLB, and an approved Mass Housing Lender.  In order to reduce interest rate risk, at December 31, 2019 and December 31, 2018, the Company serviced $48.2 million and $56.6 million, respectively, in residential loans sold to the secondary market. The servicing rights will continue to be retained on all loans sold over the life of the loan. The largest owner-occupied residential real estate loan was $1.4 million and was performing according to its original terms as of December 31, 2019.

Home Equity Loans.

At December 31, 2019 and December 31, 2018, home equity loans totaled $102.5 million, or 5.8% of total loans, and $97.2 million, or 5.8% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

Consumer Loans.

At December 31, 2019, consumer loans totaled $5.7 million, or 0.4%, of total loans and $5.2 million, or 0.3%, of total loans, at December 31, 2018. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve.  Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$816,886	46.1%	$768,881	45.4%	$732,616	45.1%	$720,741	46.2%	$303,036	37.2%
Residential	597,727	33.7	577,641	34.1	557,752	34.3	522,083	33.4	298,052	36.6
Home equity	102,517	5.8	97,238	5.8	92,599	5.7	92,083	5.9	43,512	5.3
Total real estate loans	1,517,130	85.6	1,443,760	85.3	1,382,967	85.1	1,334,907	85.5	644,600	79.2

Other loans
Commercial and industrial	248,893	14.0	243,493	14.4	238,502	14.7	222,286	14.2	168,256	20.7
Consumer	5,747	0.4	5,203	0.3	4,478	0.3	4,424	0.3	1,534	0.2
Total other loans	254,640	14.4	248,696	14.7	242,980	14.9	226,710	14.5	169,790	20.9

Total loans	1,771,770	100.0%	1,692,456	100.0%	1,625,947	100.0%	1,561,617	100.0%	814,390	100.0%

Premiums and deferred loan fees and costs, net	4,264		4,401		4,734		4,867		3,823
Allowance for loan losses	(14,102)		(12,053)		(10,831)		(10,068)		(8,840)
Total loans, net	$1,761,932		$1,684,804		$1,619,850		$1,556,416		$809,373

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2019.  The table does not reflect prepayments or scheduled principal amortization.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2019
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$123,486	$34,531	$66,512	$136,267	$504	$—	$361,300

After one year:
One to three years	185,222	45,396	630	34,226	1,026	—	266,500
Three to five years	223,813	48,017	2,922	38,936	2,789	—	316,477
Five to ten years	267,183	58,327	9,406	38,771	308	—	373,995
Ten to twenty years	12,831	56,893	23,047	13	313	—	93,097
Over twenty years	4,351	354,563	—	680	807	—	360,401
Total due after one year	693,400	563,196	36,005	112,626	5,243	—	1,410,470

Total amount due:	816,886	597,727	102,517	248,893	5,747	—	1,771,770

Net deferred loan origination fees and costs and premiums	(484)	3,322	662	726	38	—	4,264

Allowance for loan losses	(6,807)	(3,346)	(574)	(3,183)	(203)	11	(14,102)

Loans, net	$809,595	$597,703	$102,605	$246,436	$5,582	$11	$1,761,932

The following table presents, as of December 31, 2019, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2020, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$434,267	$128,929	$563,196
Home equity	36,005	—	36,005
Commercial real estate	212,457	480,943	693,400
Total real estate loans	682,729	609,872	1,292,601

Other loans:
Commercial and industrial	102,327	10,299	112,626
Consumer	5,243	—	5,243
Total other loans	107,570	10,299	117,869

Total loans	$790,299	$620,171	$1,410,470

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2019	2018	2017
Loans:	(In thousands)
Balance outstanding at beginning of year	$1,692,456	$1,625,947	$1,561,617
Originations:
Real estate loans:
Residential	88,541	85,216	8,120
Home equity	40,768	40,551	28,109
Commercial	150,113	130,744	110,392
Total mortgage originations	279,422	256,511	146,621

Commercial and industrial loans	90,389	98,635	64,324
Consumer loans	2,898	2,509	2,100
Total originations	372,709	357,655	213,045
Purchase of one-to-four family mortgage loans	—	—	48,205
	372,709	357,665	261,250

Less:
Principal repayments, unadvanced funds and other, net	292,769	290,468	196,168
Loan charge-offs (recoveries), net	626	678	597
Loans transferred to other real estate owned	—	—	155
Total deductions	293,395	291,146	196,920
Ending balance	$1,771,770	$1,692,456	$1,625,947

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

All loans risk rated “Special Mention (5)”, “Substandard (6)”, “Doubtful (7)” and “Loss (8)” are listed on the Company’s criticized report and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing a loss are partially charged-off or fully charged off. In addition, the Company closely monitors the classified loans for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower.  At December 31, 2019, criticized loans, inclusive of “adversely classified loans”, totaled $83.3 million, or 4.7% of total loans, compared to $79.9 million, or 4.7% of total loans, at December 31, 2018.

The Company’s adversely classified loans (defined as “Substandard (6)”, “Doubtful (7)” or “Loss (8)”) totaled $57.3 million, or 3.2% of total loans, at December 31, 2019 and $49.7 million, or 2.9%, of total loans, at December 31, 2018.  Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans totaled $47.5 million, or 2.7% of total loans, at December 31, 2019 and $36.5 million, or 2.2% of total loans, at December 31, 2018. The remaining balance of adversely classified loans were non-accrual loans totaling $9.9 million, or 0.56% of total loans, at December 31, 2019 and $13.2 million, or 0.78% of total loans, at December 31, 2018.

Total impaired loans totaled $19.5 million, or 1.1% of total loans, at December 31, 2019 and $27.4 million, or 1.6% of total loans, at December 31, 2018.  Total accruing impaired loans totaled $9.6 million and $13.9 million at December 31, 2019 and December 31, 2018, respectively, while non-accrual impaired loans totaled $9.9 million and $13.5 million as of December 31, 2019 and December 31, 2018, respectively.

In management’s opinion, the majority of impaired loan balances at December 31, 2019 and 2018, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at December 31, 2019 and December 31, 2018, impaired loans totaling $19.5 million and $27.4 million, respectively, did not require a specific reserve. Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2019, 2018, 2017, non-accrual loans totaled $9.9 million, or 0.56% of total loans, $13.5 million, or 0.79% of total loans, and $12.8 million, and 0.78% of total loans, respectively.  In 2016, we acquired $6.4 million of non-accrual loans from Chicopee.  If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $651,000, $900,000 and $749,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019 and 2018, the Company carried no OREO balances. At December 31, 2017, OREO balances were $155,000.

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

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual real estate loans:
Residential	$4,548	$5,856	$5,961	$5,744	$1,470
Home equity	445	391	696	120	—
Commercial real estate	3,843	4,701	2,959	4,452	3,237
Total non-accrual real estate loans	8,836	10,948	9,616	10,316	4,707
Other loans:
Commercial and industrial	1,003	2,476	3,019	3,714	3,363
Consumer	42	60	120	27	10
Total non-accrual other loans	1,045	2,536	3,139	3,741	3,373
Total non-performing loans	9,881	13,484	12,755	14,057	8,080
Foreclosed real estate, net	—	—	155	298	—
Total non-performing assets(1)	$9,881	$13,484	$12,910	$14,355	$8,080
Non-performing loans to total loans	0.56%	0.79%	0.78%	0.90%	0.99%
Non-performing assets to total assets	0.45	0.64	0.63	0.69	0.60

(1) Troubled debt restructurings on accrual status not included above totaled $1.5 million, $2.4 million, $1.8 million, $2.1 million and $495,000 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 0.79% at December 31, 2019 compared to 0.71% at December 31, 2018. The allowance for loan losses to total loans ratio, excluding loans acquired from Chicopee was 1.01% at December 31, 2019 and 0.98% at December 31, 2018.

Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2019.

The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$12,053	$10,831	$10,068	$8,840	$7,948

Charge-offs:
Residential	(283)	(608)	(124)	(115)	(24)
Commercial real estate	(669)	(35)	(292)	(170)	—
Home equity	(37)	(37)	(24)	(42)	(34)
Commercial and industrial	(514)	(299)	(289)	—	(345)
Consumer	(197)	(171)	(319)	(159)	(73)
Total charge-offs	(1,700)	(1,150)	(1,048)	(486)	(476)

Recoveries:
Residential	65	25	122	9	4
Commercial real estate	873	369	142	1,065	—
Home equity	1	2	42	—	4
Commercial and industrial	74	20	81	25	51
Consumer	61	56	64	40	34
Total recoveries	1,074	472	451	1,139	93

Net (charge-offs) recoveries	(626)	(678)	(597)	653	(383)

Provision for loan losses	2,675	1,900	1,360	575	1,275

Balance at end of year	$14,102	$12,053	$10,831	$10,068	$8,840

Total loans receivable(1)	$1,771,770	$1,692,456	$1,625,947	$1,561,617	$814,390

Average loans outstanding	$1,721,884	$1,666,266	$1,597,599	$1,013,611	$766,548

Allowance for loan losses as a percent of total loans receivable	0.79%	0.71%	0.67%	0.64%	1.09%

Net loans charged-off as a percent of average loans outstanding	0.04	0.04	0.04	(0.06)	0.05

(1) Does not include premiums, deferred costs and fees, or the allowance for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2019			December 31, 2018			December 31, 2017
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$6,807	$6,807	$—	$5,260	$5,260	$—	$4,712	$4,712
Residential real estate:
Residential	—	3,346	3,346	—	3,044	3,044	—	2,839	2,839
Home equity	—	574	574	—	512	512	—	472	472
Commercial and industrial	—	3,183	3,183	—	3,114	3,114	—	2,733	2,733
Consumer	—	203	203	—	135	135	—	71	71
Unallocated	—	(11)	(11)	—	(12)	(12)	—	4	4
Total	$—	$14,102	$14,102	$—	$12,053	$12,053	$—	$10,831	$10,831

	December 31, 2016			December 31, 2015
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$4,083	$4,083	$—	$3,856	$3,856
Residential real estate:
Residential	—	2,433	2,433	—	2,122	2,122
Home equity	—	429	429	—	309	309
Commercial and industrial	—	3,085	3,085	—	2,485	2,485
Consumer	—	38	38	—	22	22
Unallocated	—	—	—	—	46	46
Total	$—	$10,068	$10,068	$—	$8,840	$8,840

For the years ended December 31, 2019 and December 31, 2018, the Company recorded a provision of $2.7 million and $1.9 million, respectively, to the allowance for loan losses based on our evaluation of the items discussed above.  We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2019.

Allocation of Allowance for Loan Losses.

The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2019			December 31, 2018			December 31, 2017
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$6,807	$816,886	46.1%	$5,260	$768,881	45.4%	$4,712	$732,616	45.1%
Real estate mortgage:
Residential	3,346	597,727	33.7	3,044	577,641	34.1	2,839	557,752	34.3
Home equity	574	102,517	5.8	512	97,238	5.8	472	92,599	5.7
Commercial and industrial loans	3,183	248,893	14.0	3,114	243,493	14.4	2,733	238,502	14.7
Consumer loans	203	5,747	0.4	135	5,203	0.3	71	4,478	0..3
Unallocated	(11)	—	—	(12)	—	—	4	—	—
Total allowances for loan losses	$14,102	$1,771,770	100.00%	$12,053	$1,692,456	100.00%	$10,831	$1,625,947	100.00%

	December 31, 2016			December 31, 2015
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$4,083	$720,741	46.2%	$3,856	$303,036	37.2%
Real estate mortgage:
Residential	2,433	522,083	33.4	2,122	298,052	36.6
Home equity	429	92,083	5.9	309	43,512	5.3
Commercial and industrial loans	3,085	222,286	14.2	2,485	168,256	20.7
Consumer loans	38	4,424	0.3	22	1,534	0.2
Unallocated	—	—	—	46	—	—
Total allowances for loan losses	$10,068	$1,561,617	100.00%	$8,840	$814,390	100.00%

Loans Acquired with Deteriorated Credit Quality.

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated.  The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment.  At December 31, 2019 and 2018, the Company had $11.8 million and $15.0 million in purchase credit- impaired loans.

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

As of the balance sheet dates reflected in this annual report, all of the securities within the Company’s investment portfolio were classified as available-for-sale and carried at fair value. Effective January 1, 2018, the Bank adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Consequently, marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

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

Restricted Equity Securities.

At December 31, 2019 and 2018, the Company held $14.1 million and $14.3 million, respectively, of FHLB stock. This stock is classified as a restricted investment and carried at cost which management believes approximates the fair value. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At both December 31, 2019 and 2018, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2019.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$20,014	$25,150	$23,947	$25,151	$24,381
State and municipal bonds	2,718	2,813	2,976	2,944	3,222	3,239
Corporate bonds	7,800	7,866	49,819	48,168	56,084	56,144
Total debt securities	30,668	30,693	77,945	75,059	84,457	83,764

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	186,236	186,001	165,605	159,351	185,769	182,001
U.S. government guaranteed mortgage-backed securities	11,197	11,014	20,089	19,338	16,821	16,254
Total mortgage-backed securities	197,433	197,015	185,694	178,689	202,590	198,255

Marketable equity securities:
Mutual funds(1)	—	—	—	—	6,727	6,397

Total available-for-sale securities	$228,101	$227,708	$263,639	$253,748	$293,774	$288,416

(1) Does not include investments in restricted stock consisting of $14.5 million, $14.7 million and $15.6 million at December 31, 2019, 2018 and 2017, respectively.

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Debt securities available-for-sale:

Government-sponsored enterprise obligations	$—	—%	$8,000	1.82%	$7,000	2.24%	$5,150	3.00%	$20,150	$20,014	2.27%
State and municipal bonds	—	—	811	3.28	324	5.11	1,583	2.72	2,718	2,813	3.17
Corporate bonds	—	—	7,800	3.14	—	—	—	—	7,800	7,866	3.14
Total debt securities available-for-sale	—	—	16,611	2.51	7,324	2.37	6,733	2.94	30,668	30,693	2.57

Mortgage-backed securities available-for-sale:

Government-sponsored residential mortgage-backed	—	—	2,638	1.88	1,587	2.39	182,011	2.49	186,236	186,001	2.48
U.S. government guaranteed residential mortgage-backed	—	—	—	—	—	—	11,197	2.31	11,197	11,014	2.31
Total mortgage-backed securities available-for-sale	—	—	2,638	1.88	1,587	2.39	193,208	2.47	197,433	197,015	2.47

Total available-for-sale	$—	—%	$19,249	2.42%	$8,911	2.37%	$199,941	2.49%	$228,101	$227,708	2.48%

Deposits.

Deposits have traditionally been the principal source of the Company’s funds. The Company offers commercial checking, business and municipal savings accounts, term certificates of deposit (“CDs”), money market and business sweep accounts, and Interest on Lawyers Trust Accounts (“IOLTA’s”). A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest, savings accounts, money market accounts, individual retirement accounts (“IRA”) and time deposits. Terms on time deposits are offered ranging from one month to sixty months. As a member of the FDIC, the Bank’s depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset/liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships. The Company may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of the Company’s asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. At December 31, 2019 and 2018, brokered deposits were included within time deposits and totaled $21.5 million and $23.8 million, respectively.

Core deposits (defined as regular accounts, money market accounts, interest-bearing and noninterest-bearing demand accounts) represented 61.1% of total deposits on December 31, 2019 and 58.6% on December 31, 2018.  At December 31, 2019 and December 31, 2018, time deposits with remaining terms to maturity of less than one year amounted to $548.6 million and $443.2 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2019, 2018 and 2017.

Cash Management Services.

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House (“ACH”) credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2019			2018			2017
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$393,303	23.4%	—%	$355,389	22.3%	—%	$311,851	20.7%	—%
Interest-bearing checking accounts	70,182	4.2	0.49	63,620	4.0	0.46	87,394	5.8	0.39
Regular accounts	126,352	7.5	0.11	118,542	7.4	0.11	140,081	9.3	0.12
Money market accounts	435,396	26.0	0.66	398,396	25.0	0.58	410,223	27.2	0.40
Total core deposit accounts	1,025,233	61.1	0.33	935,947	58.6	0.29	949,549	63.0	0.23

Time deposits:
Due within the year	548,559	32.7	2.17	443,186	27.7	1.74	300,531	20.0	1.15
Over 1 year through 3 years	91,776	5.5	1.94	190,655	12.0	2.26	213,780	14.2	1.58
Over 3 years	12,296	0.7	1.98	26,205	1.6	1.91	42,222	2.8	1.59
Total time deposit accounts	652,631	38.9	2.13	660,046	41.4	1.90	556,533	37.0	1.35
Total	$1,677,864	100.0%	1.03%	$1,595,993	100.0%	0.96%	$1,506,082	100.00%	0.65%

Time Deposit Maturities.

A summary of time deposits totaling $250,000 or more by maturity is as follows:

	December 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$16,574	2.32%	$39,272	1.78%
Over 3 months through 6 months	52,577	2.45	27,254	1.83
Over 6 months through 12 months	94,558	2.26	68,413	2.18
Over 12 months	20,366	2.15	45,342	2.53
Total:	$184,075	2.31%	$180,281	2.13%

Time Deposit Balances by Rates.

A summary of time deposits by maturity is as follows:

	At December 31, 2019
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total

1.00% and under	$30,843	$19,817	$4,137	$3,793	$58,590	9.0%
1.01% to 2.00%	161,320	13,730	13,815	1,870	190,735	29.2
2.01% to 3.00%	339,782	31,482	430	6,633	378,327	58.0
3.01% to 4.00%	16,614	8,365	—	—	24,979	3.8
Total	$548,559	$73,394	$18,382	$12,296	$652,631	100.0%

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

The Company has an overnight Ideal Way line of credit with the FHLB for $9.5 million for the years ended December 31, 2019 and 2018.  Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis.  The outstanding principal is due daily but the portion not repaid will be automatically renewed.  There were no advances outstanding under this line at December 31, 2019 and 2018, respectively.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis.  At December 31, 2019 and 2018, we had no advances outstanding under these lines.

Financial Services.

Westfield Bank also provides access to insurance and investment products through Westfield Investment Services. In conjunction with our acquisition of Chicopee in October of 2016, the Company retained a partnership with LPL Financial (“LPL”), a third-party registered broker-dealer, while discontinuing our strategic alliance with the previous service provider, Charter Oak, a division of MassMutual.  Westfield Investment Services is in the business of helping clients meet all of their financial needs. Westfield Investment Services representatives provide a broad range of wealth management, investment, insurance and financial planning services and strategic asset management services.

Securities and advisory services are offered through LPL, a registered investment advisor and broker-dealer (member FINRA/SIPC).  Insurance products are offered through LPL or its licensed affiliates. Westfield Bank and Westfield Investment Services are not registered as a broker-dealer or investment advisor. Registered representatives of LPL offer products and services using Westfield Investment Services, and may also be employees of Westfield Bank.  These products and services are being offered through LPL or its affiliates, which are separate entities from, and not affiliates of, Westfield Bank or Westfield Investment Services.  Securities and insurance offered through LPL or its affiliates are:

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

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The capital conservation buffer became fully phased-in on January 1, 2019 and requires an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until reaching 2.5% on January 1, 2019.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In November 2017, the FRB finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the OCC, FRB and FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions may implement the provisions of the simplification rule beginning on January 1, 2020 and must implement them by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 will cease to apply to an institution in the quarter in which it adopts the simplification rule.

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

The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets. The implementation of the Capital Rules did not have a material impact on the Company’s or the Bank’s consolidated capital levels.

The Company is in compliance with the targeted capital ratios under the Capital Rules at December 31, 2019. The Bank is subject to the Capital Rules as well. We believe that Western New England Bancorp and the Bank are in compliance with the targeted capital ratios.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA (as defined below) purposes. The Company and the Bank are currently evaluating the simplified Capital Rules to determine our adoption status for the applicable filings periods beginning in 2020.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As set forth above, if the Company opts into the community bank leverage ratio framework, it will be considered to have met the well-capitalized ratio requirements for PCA purposes if it meets qualifying criteria. As of December 31, 2019, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

Volcker Rule.

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Western New England Bancorp, to: (i) engage in “proprietary trading” and (ii) invest in or sponsor certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  As of December 31, 2019, Western New England Bancorp is compliant with the Volcker Rule.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2019, we were in compliance with these limitations on loans to one borrower.

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.  Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2019.  If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

Home Mortgage Disclosure Act (“HMDA”).

On October 15, 2015, pursuant to section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regards to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the “HMDA Rules”). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the CFPB to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures.

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

Our Loan Portfolio Includes Loans with a Higher Risk of Loss. The Company originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within its market area.  The lending strategy focuses on residential real estate lending as well as servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships.  Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.

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

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. The FASB has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January 2020. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition, and Results of Operations.  In July 2017, the United Kingdom regulator that regulates the London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate to LIBOR as calculated for the U.S. dollar (“USD-LIBOR”), the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants (the Alternative Reference Rates Committee (“ARRC”)), convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to USD-LIBOR for use in derivatives and other financial contracts that currently rely on USD-LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether additional reforms to LIBOR may be enacted.

Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published.

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

Natural Disasters, Acts of Terrorism, Public Health Issues and Other External Events Could Harm Our Business. Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The emergence of widespread health emergencies or pandemics, such as the potential spread of the coronavirus (“COVID-19”), could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruptions to power and communication services, impacting the stability of our facilities and result in additional expenses, impairing the ability of our borrowers to repay outstanding loans or reducing the value of collateral securing the repayment of our loans, which could result in the loss of revenue and/or cause us to incur additional expenses. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

The Company’s Capital Levels Could Fall Below Regulatory Minimums. The Company and the Bank are subject to the capital adequacy guidelines of the FRB and the OCC, respectively. Failure to meet applicable minimum capital ratio requirements (including the capital conservation “buffer” imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions. If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels. The Company’s capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

The Company’s failure to remain “adequately-capitalized” for bank regulatory purposes could affect customer confidence, restrict the Company’s ability to grow (both assets and branching activity), increase the Company’s costs of funds and FDIC insurance costs, prohibit the Company’s ability to pay dividends on common shares, and its ability to make acquisitions, and have a negative impact on the Company’s business, results of operation and financial conditions, generally. If the Bank ceases to be a “well-capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may be restricted.

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

The Trading Volume in the Company’s Common Stock is Less Than That of Larger Companies. Although the Company’s common stock is listed for trading on the NASDAQ, the trading volume in the Company’s common stock is substantially less than that of larger companies. Given the lower trading volume of the Company’s common stock, significant purchases or sales of the Company’s common stock, or the expectation of such purchases or sales, could cause significant volatility in the price for the Company’s common stock.

The Market Price of the Company’s Common Stock May Fluctuate Significantly, and This May Make it Difficult for Your to Resell Shares of Common Stock Owned by You at Times or at Prices You Find Attractive. The price of the Company’s common stock on the NASDAQ constantly changes. The Company expects that the market price of its common stock will continue to fluctuate, and the Company cannot give you any assurances regarding any trends in the market prices for its common stock.

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

Changes in Accounting Standards Could Materially Impact the Company’s Financial Condition and Results of Operations. From time to time, the FASB changes the accounting and reporting standards that govern the recording of financial transactions and preparation of financial statements. Future changes may be difficult to implement and may materially impact how the Company records and reports its financial transactions, financial condition, and results of operations and could impact the Company’s business activities and strategy.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

The Company currently conducts business through our 22 banking offices(1), 25 off-site ATMs and 23 seasonal/traveling ATMs. The following table sets forth certain information regarding our properties as of December 31, 2019.  As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $23.8 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2023

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2024

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2022

1500 Main Street Springfield, MA	Leased	2006	2023

1650 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

Location	Ownership	Year Opened	Year of Lease or License Expiration
237 South Westfield Street Feeding Hills, MA	Leased	2009	2023

10 Hartford Avenue Granby, CT	Leased	2013	2021

47 Palomba Drive Enfield, CT	Leased	2014	2024

39 Morgan Road West Springfield, MA	Owned	2005	N/A

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2022

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street (2)	Leased	2008	2027
South Hadley, MA

1342 Liberty Street Springfield, MA.	Owned	2008	NA

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs:
516 Carew Street Springfield, MA	Tenant at will	2002	NA

1000 State Street Springfield, MA	Tenant at will	2003	NA

788 Memorial Avenue West Springfield, MA	Leased	2006	2020

2620 Westfield Street West Springfield, MA	Leased	2006	2020

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	NA

98 Lower Westfield Road Holyoke, MA	Leased	2010	2020

Westfield State University 577 Western Avenue Westfield, MA
Ely Hall	Leased	2010	2020
Wilson Hall	Leased	2010	2020
Woodward, Center	Leased	2010	2020

214 College Highway Southwick, MA	Leased	2010	2025

110 Cherry Street Holyoke, MA	Tenant at will	2018	NA

291 Springfield Street Chicopee, MA	Owned	2015	NA

Springfield Visitors Center	Leased	2018	2023
1319 Main Street Springfield, MA Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2023

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:
1305 Memorial Avenue West Springfield, MA
Better Living Center	Tenant at will	2011	N/A
Better Living Center	Tenant at will	2011	N/A
Better Living Center (Door 6)	Tenant at will	2011	N/A
Better Living Center (Dunkin Donuts)	Tenant at will	2019	N/A
Big E Coliseum	Tenant at will	2015	N/A
Big E Young Building	Tenant at will	2011	N/A
Big E Mallary Complex	Tenant at will	2011	N/A

701 Center Street	Tenant at will	2015	N/A
Chicopee, MA
627 Randall Road Ludlow, MA	Tenant at will	2015	N/A

229 Exchange Street (3) Chicopee, MA	Owned	2015	N/A

(1)

The Bank has announced plans to open three new locations in 2020: a branch in Huntington, Massachusetts, which was purchased from Peoples United and opened on February 25, 2020, and two full-service branches in Bloomfield, Connecticut and West Hartford, Connecticut, which are currently undergoing construction and are anticipated to open in 2020. The West Hartford branch will be a Financial Solution Center and is expected to serve as our Connecticut hub, housing Commercial Lending, Cash Management and a MLO.

(2)	This lease is for the land only, the building is owned by Westfield Bank.
(3)	The Exchange Street ATM will be closed in March of 2020.

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

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.”  As of December 31, 2019, there were 26,557,981 shares of the Company’s common stock outstanding by approximately 2,117 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)(2)
October 1 - 31, 2019	—	—	—	1,126,866
November 1 - 30, 2019	—	—	—	1,126,866
December 1 - 31, 2019	11,072	9.63	—	1,126,866
Total	11,072	9.63	—	1,126,866

(1)

On January 29, 2019, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock (the “2019 Plan”). The 2019 Plan began upon the completion of the 2017 Plan which occurred on March 1, 2019. As of December 31, 2019, the Company has repurchased 1,687,334 shares under the 2019 Plan.

(2)

Repurchase of 11,072 shares related to tax obligations for shares of restricted stock that vested on December 31, 2019 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 3, 2020.

Subsequent Events.

Subsequent Events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP.

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. From the period January 1, 2020 through March 11, 2020, the Company has repurchased 953,243 shares of its common stock under the 2019 Plan at an average price of $8.01, which resulted in a decrease to shareholders’ equity of $7.6 million.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2014 to December 31, 2019, to the total return by an investor who invested $100.00 in the Russell 2000 Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc. and the Russell 2000 Index

		Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Western New England Bancorp, Inc.	100.00	116.27	131.43	155.06	145.04	142.10
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K.

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

In connection with our overall growth strategy, we seek to:

●

Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

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

You should read the following financial results for the year ended December 31, 2019 in the context of this strategy.

For the year ended December 31, 2019, net income was $13.3 million, or $0.51 per diluted share, compared to $16.4 million, or $0.57 per diluted share, for the same period in 2018.  The results for the year ended December 31, 2019 showed increases in interest and dividend income and non-interest income, which were both offset by an increase in interest expense, non-interest expense and an increase in the provision for loan losses.  The provision for loan losses was $2.7 million for the year ended December 31, 2019, compared to $1.9 million for the year ended December 31, 2018.  The allowance for loan losses was $14.1 million, or 0.79% of total loans, at December 31, 2019 and $12.1 million, or 0.71%, at December 31, 2018. At December 31, 2019, the allowance for loan losses as a percentage of non-performing loans was 142.7%, compared to 89.4% at December 31, 2018. The allowance for loan losses as a percentage of total loans, excluding loans acquired from Chicopee, which were recorded at fair value with no related allowance for loan losses, was 1.01% at December 31, 2019 and 0.98% at December 31, 2018.

Interest and dividend income increased $3.1 million, or 4.0%, to $82.1 million for the year ended December 31, 2019, compared to $79.0 million for the year ended December 31, 2018.  The increase in interest and dividend income was offset by an increase in interest expense of $5.2 million, or 27.2%, to $24.1 million for the year ended December 31, 2019, from $19.0 million for the year ended December 31, 2018.  Net interest and dividend income decreased $2.0 million, or 3.4%, to $58.0 million for the year ended December 31, 2019, from $60.0 million for the year ended December 31, 2018.  Non-interest income increased $472,000, or 5.1%, to $9.7 million for the year ended December 31, 2019, compared to $9.2 million for the same period in 2018 primarily driven by an increase in service charges and fee income and other income, driven mainly by swap fee income recognized for the year ended December 31, 2019. Non-interest expense increased $1.6 million, or 3.4%, to $47.8 million at December 31, 2019, compared to $46.2 million at December 31, 2018.

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

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2019, 2018 and 2017. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

				For the Years Ended December 31,
	2019			2018			2017
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,721,884	$75,354	4.38%	$1,666,266	$71,283	4.28%	$1,597,599	$66,619	4.17%
Securities(2)	245,417	6,236	2.54	268,614	7,181	2.67	302,246	7,636	2.53
Other investments - at cost	16,061	833	5.19	17,453	863	4.94	17,715	678	3.83
Short-term investments(3)	13,459	230	1.71	10,213	175	1.71	19,244	120	0.62
Total interest-earning assets	1,996,821	82,653	4.14	1,962,546	79,502	4.05	1,936,804	75,053	3.88
Total non-interest-earning assets	137,000			134,174			138,241
Total assets	$2,133,821			$2,096,720			$2,075,045

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$72,690	377	0.52	$87,072	340	0.39	$86,069	330	0.38
Savings accounts	126,506	146	0.12	136,428	162	0.12	149,497	179	0.12
Money market accounts	405,785	2,532	0.62	414,686	1,911	0.46	401,935	1,565	0.39
Time deposits	668,521	14,152	2.12	596,182	9,270	1.55	567,088	6,374	1.12
Total interest-bearing deposits	1,273,502	17,207	1.35	1,234,368	11,683	0.95	1,204,589	8,448	0.70
Short-term borrowings and long-term debt	240,416	6,930	2.88	277,151	7,295	2.63	300,964	6,197	2.06
Interest-bearing liabilities	1,513,918	24,137	1.59	1,511,519	18,978	1.26	1,505,553	14,645	0.97
Non-interest-bearing deposits	366,211			327,868			305,701
Other non-interest-bearing liabilities	23,098			16,653			14,448
Total non-interest-bearing liabilities	389,309			344,521			320,149
Total liabilities	1,903,227			1,856,040			1,825,702
Total equity	230,594			240,680			249,343
Total liabilities and equity	$2,133,821			$2,096,720			$2,075,045
Less: Tax-equivalent adjustment(2)		(537)			(512)			(1,014)
Net interest and dividend income		$57,979			$60,012			$59,394
Net interest rate spread			2.52%			2.77%			2.85%
Net interest rate spread, on a tax-equivalent basis (4)			2.55%			2.79%			2.90%
Net interest margin			2.90%			3.06%			3.07%
Net interest margin, on a tax-equivalent basis (5)			2.93%			3.08%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.90%			129.84%			128.64%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.

(2)

Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2019 and 2018 and 35% for 2017.  The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.

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

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018			Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$2,379	$1,692	$4,071	$2,863	$1,801	$4,664
Investment securities (1)	(620)	(325)	(945)	(850)	395	(455)
Other investments - at cost	(69)	39	(30)	(10)	195	185
Short-term investments	56	(1)	55	(56)	111	55
Total interest-earning assets	1,746	1,405	3,151	1,947	2,502	4,449

Interest-bearing liabilities
Interest-bearing checking accounts	(56)	93	37	4	6	10
Savings accounts	(12)	(4)	(16)	(16)	(1)	(17)
Money market accounts	(41)	662	621	50	296	346
Time deposits	1,125	3,757	4,882	327	2,569	2,896
Short-term borrowing and long-term debt	(967)	602	(365)	(490)	1,588	1,098
Total interest-bearing liabilities	49	5,110	5,159	(125)	4,458	4,333
Change in net interest and dividend income	$1,697	$(3,705)	$(2,008)	$2,072	$(1,956)	$116

(1)

Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2019 and 2018 and 35% for 2017.  The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income.

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

	Twelve Months Ended December 31,
	2019		2018		2017
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$74,837	4.35%	$70,795	4.25%	$65,664	4.11%
Tax-equivalent adjustment (1)	517		488		955
Loans (tax-equivalent basis)	$75,354	4.38%	$71,283	4.28%	$66,619	4.17%

Securities (no tax adjustment)	$6,216	2.53%	$7,157	2.66%	$7,577	2.51%
Tax-equivalent adjustment (1)	20		24		59
Securities (tax-equivalent basis)	$6,236	2.54%	$7,181	2.67%	$7,636	2.53%

Net interest income (no tax adjustment)	$57,979		$60,012		$59,394
Tax-equivalent adjustment (1)	537		512		1,014
Net interest income (tax-equivalent basis)	$58,516		$60,524		$60,408

Interest rate spread (no tax adjustment)		2.52%		2.77%		2.85%
Net interest margin (no tax adjustment)		2.90%		3.06%		3.07%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2019 and 2018 and 35% for 2017.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018.

At December 31, 2019, total assets of $2.2 billion increased $62.7 million, or 3.0%, from December 31, 2018. The balance sheet composition and changes since December 31, 2018 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds (“fed funds”) sold. Cash and cash equivalents totaled $24.7 million, or 1.1% of total assets, at December 31, 2019 and $26.8 million, or 1.3% of total assets, at December 31, 2018. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments.

At December 31, 2019, the investment portfolio of $234.4 million, or 10.7% of total assets, decreased $25.7 million, or 9.9%, compared to $260.2 million, or 12.3% of total assets, at December 31, 2018. Available-for-sale securities comprised the majority of the fair value of the portfolio and represented 97.1% and 97.5% of total investments at December 31, 2019 and 2018, respectively. The marketable equity securities portfolio totaled $6.7 million and $6.4 million at December 31, 2019 and 2018. At December 31, 2019, all securities were carried at fair market value. Effective January 1, 2018, the Bank adopted FASB ASU 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  Consequently, marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $14.1 million and $14.3 million at December 31, 2019 and December 31, 2018, respectively.

At December 31, 2019 and 2018, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

Total loans of $1.8 billion represented 81.2%, of total assets, at December 31, 2019, compared to 79.9% of total assets, at December 31, 2018. Total loans increased $79.2 million, or 4.7%, due to an increase in commercial real estate loans of $48.0 million, or 2.8%, an increase in residential real estate loans, including home equity, of $25.4 million, or 1.5%, and an increase in commercial and industrial loans of $5.4 million, or 0.3%. The mix of loans within the loan portfolio remained relatively unchanged with commercial loans and commercial real estate loans combined, representing 60.2% of total loans at December 31, 2019. In order to reduce interest rate risk, the Company currently services $48.2 million in residential loans sold to the secondary market.

Bank-Owned Life Insurance (“BOLI”).

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $71.1 million and $69.3 million at December 31, 2019 and 2018, respectively.

Deposits.

At December 31, 2019, total deposits were $1.7 billion, an increase of $81.9 million, or 5.1%, from December 31, 2019. Core deposits, which the Company defines as all deposits except time deposits, increased $89.3 million, or 9.5%, from $935.9 million, or 58.6% of total deposits, at December 31, 2018, to $1.0 billion, or 61.1% of total deposits, at December 31, 2019. Non-interest-bearing deposits increased $37.9 million, or 10.7%, to $393.3 million, money market accounts increased $37.0 million, or 9.3%, to $435.4 million, regular savings accounts increased $7.9 million, or 6.7%, to $126.4 million, and interest-bearing checking accounts increased $6.6 million, or 10.4%, to $70.2 million. Time deposits decreased $7.4 million, or 1.1%, to $652.6 million at December 31, 2019, from $660.0 million at December 31, 2018. Brokered deposits, which are included within time deposits, totaled $21.5 million and $23.8 million at December 31, 2019 and 2018, respectively.

Borrowed Funds.

FHLB borrowings decreased $26.8 million, or 10.0%, from $267.3 million at December 31, 2018 to $240.5 million at December 31, 2019.

Shareholder’s Equity.

At December 31, 2019, shareholders’ equity was $232.0 million, or 10.6% of total assets, compared to $237.0 million, or 11.2% of total assets at December 31, 2018. The decrease in shareholders’ equity during the twelve months ended December 31, 2019 reflects $19.2 million for the repurchase of the Company’s shares during the year, the payment of regular cash dividends of $5.3 million offset by net income of $13.3 million and a decrease of $4.4 million in accumulated other comprehensive loss.

The Company’s book value per share increased $0.39, or 4.7%, to $8.74 at December 31, 2019 from $8.35 at December 31, 2018. The Company’s tangible book value per share increased $0.36, or 4.6%, to $8.14 at December 31, 2019 from $7.78 at December 31, 2018. The Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

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

The Company provides a wide range of investment advisory and wealth management services. Investment assets under management of $149.8 million, increased $29.3 million, or 24.3%, for the year ended December 31, 2019, from $120.5 million for the year ended December 31, 2018.

Comparison of Operating Results for Years Ended December 31, 2019 and 2018.

General.

For the twelve months ended December 31, 2019, the Company reported net income of $13.3 million, or $0.51 per diluted share, compared to $16.4 million, or $0.57 per diluted share, for the twelve months ended December 31, 2018. During the twelve months ended December 31, 2018, the Company reported $1.1 million in favorable purchase accounting adjustments, compared to $16,000 in 2019. In addition, the Company received $715,000 in bank-owned life insurance (“BOLI”) death benefits in excess of cash surrender value in 2018.

Net Interest Income and Net Interest Margin.

Net interest income decreased $2.0 million, or 3.4%, from $60.0 million for the twelve months ended December 31, 2018 to $58.0 million for the twelve months ended December 31, 2019. The decrease in net interest income was primarily due to a decrease in purchase accounting adjustments of $1.1 million, or 98.6%. Interest and dividend income increased $3.1 million, or 4.0%, and was offset by an increase in interest expense of $5.2 million, or 27.2%. The increase in interest expense was due to an increase in interest expense on deposits of $5.5 million, or 47.3%, partially offset by a decrease in interest expense on borrowings of $365,000, or 5.0%, for the twelve months ended December 31, 2019.  Excluding favorable purchase accounting adjustments of $16,000 and prepayment penalties of $496,000 recognized during the twelve months ended December 31, 2019 and $1.1 million in favorable purchase accounting adjustments and $328,000 in prepayment penalties recognized during the twelve months ended December 31, 2018, net interest income decreased $1.1 million, or 1.8%.

The tax-equivalent net interest margin decreased 15 basis points from 3.08% for the twelve months ended December 31, 2018 to 2.93% for the twelve months ended December 31, 2019. Excluding purchase accounting adjustments and prepayment penalties, the adjusted tax-equivalent net interest margin for the twelve months ended December 31, 2019 was 2.91% compared to 3.01% for the twelve months ended December 31, 2018.

The average asset yield increased nine basis points from 4.05% for the twelve months ended December 31, 2018 to 4.14% for the twelve months ended December 31, 2019. The average cost of funds increased 33 basis points from 1.26% for the twelve months ended December 31, 2018 to 1.59% for the twelve months ended December 31, 2019. The average cost of time deposits increased 57 basis points from 1.55% for the twelve months ended December 31, 2018 to 2.12% for the twelve months ended December 31, 2019. The average cost of FHLB borrowings increased 25 basis points from 2.63% for the twelve months ended December 31, 2018 to 2.88% for the twelve months ended December 31, 2019.

Average interest-earning assets increased $34.3 million, or 1.7%, to $2.0 billion for the twelve months ended December 31, 2019. The increase in average interest-earning assets was due to an increase in average loans of $55.6 million, or 3.3%, and an increase in average short-term investments of $3.3 million, or 32.4%, partially offset by a decrease in average investments of $23.2 million, or 8.6%. Average FHLB borrowings decreased $36.8 million, or 13.3%, from $277.2 million for the twelve months ended December 31, 2018 to $240.4 million for the twelve months ended December 31, 2019.

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

The provision for loan losses of $2.7 million increased $775,000, or 40.8%, for the twelve months ended December 31, 2019 compared to $1.9 million for the twelve months ended December 31, 2018. The Company recorded net charge-offs of $626,000 for the twelve months ended December 31, 2019, as compared to net charge-offs of $678,000 for the twelve months ended December 31, 2018. Contributing to the increase in the general reserves was an increase in commercial real estate loans of $48.0 million, or 6.2%, from $768.9 million at December 31, 2018 to $816.9 million at December 31, 2019.

The allowance for loan losses as a percentage of total loans was 0.79% at December 31, 2019, compared to 0.71% at December 31, 2018. At December 31, 2019, the allowance for loan losses as a percentage of non-performing loans was 142.7%, compared to 89.4% at December 31, 2018. The allowance for loan losses as a percentage of total loans, excluding loans acquired from Chicopee, which were recorded at fair value with no related allowance for loan losses, was 1.01% at December 31, 2019 and 0.98% at December 31, 2018.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2019, non-interest income of $9.7 million increased $472,000, or 5.1%, compared to $9.2 million for the twelve months ended December 31, 2018. During the twelve months ended December 31, 2018, non-interest income included the recognition of $715,000 in BOLI death benefits in excess of cash surrender value. Excluding the BOLI income, non-interest income increased $1.2 million, or 13.9%, from the twelve months ended December 31, 2018 to the twelve months ended December 31, 2019. The increase was primarily due to an increase in service charges and fees of $427,000, or 6.2%, and an increase in other income, due to swap fees on commercial real estate loans of $343,000 and $165,000 in unrealized gains on the Company’s marketable equity securities portfolio, partially offset by $97,000 in realized losses on the securities portfolio and a decrease in income from BOLI of $26,000, or 1.4%. During the twelve months ended December 31, 2018, the Company reported nonrecurring gains on the disposal of OREO of $48,000.

Non-Interest Expense.

For the twelve months ended December 31, 2019, non-interest expense increased $1.6 million, or 3.4%, to $47.8 million, or 2.24% of average assets, compared to $46.2 million, or 2.21% of average assets for the twelve months ended December 31, 2018. The increase in non-interest expense was primarily due to an increase of $1.7 million, or 6.4%, in salaries and benefits, an increase in occupancy expense of $200,000, or 5.0%, an increase in data processing of $142,000, or 5.4%, an increase in furniture and fixtures of $112,000, or 7.2%, and an increase in other non-interest expense of $52,000, or 0.7%. These expenses were partially offset by a decrease in professional fees of $371,000, or 13.2%, a decrease in FDIC insurance expense of $173,000, or 28.7%, and a decrease in advertising expense of $63,000, or 4.5%. During the twelve months ended December 31, 2018, there were approximately $309,000 in legal fees associated with a previously charged-off loan from 2010. The Company recovered $835,000 of the charge-off during the twelve months ended December 31, 2019. The decrease in FDIC insurance expense of $173,000, or 28.7%, was due to the receipt of FDIC small bank assessment credits applied to the Company’s FDIC assessment in the third and fourth quarters of 2019. FDIC small bank assessment credits will automatically be applied each quarter that the reserve ratio is at least 1.38%, up to the full amount of a small bank’s credit or assessment, whichever is less. For the twelve months ended December 31, 2019, the efficiency ratio was 70.7%, compared to 67.1% for the twelve months ended December 31, 2018.

Income Taxes.

The effective tax rate for the twelve months ended December 31, 2019 and December 31, 2018 was 22.4% and 22.3%, respectively.

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

At December 31, 2019 and December 31, 2018, outstanding borrowings from the FHLB were $240.5 million and $267.3 million, respectively. At December 31, 2019, we had $236.8 million in available borrowing capacity with the FHLB.  We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank.  At December 31, 2019 and 2018, we did not have an outstanding balance under either of these lines of credit.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

A summary of lease obligations, borrowings and credit commitments at December 31, 2019 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$1,160	$2,076	$1,470	$3,632	$8,338

Borrowings and Debt
Federal Home Loan Bank	162,983	74,680	2,852	—	240,515

Credit Commitments
Available lines of credit	183,385	—	—	80,839	264,224
Other loan commitments	84,215	19,117	2,791	47	106,170
Letters of credit	9,834	520	301	693	11,348
Total credit commitments	277,434	19,637	3,092	81,579	381,742

Other Obligations
Vendor Contracts	3,656	7,268	7,229	584	18,737

Total Obligations	$445,233	$103,661	$14,643	$85,795	$649,332

Maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities.  During the year ended December 31, 2019, we originated $372.7 million in loans, compared to $357.7 million in 2018.  We purchased securities totaling $74.5 million for the year ended December 31, 2019, compared to purchases of $16.9 million for the year ended December 31, 2018. At December 31, 2019, the Company had approximately $118.7 million in loan commitments and letters of credit to borrowers and approximately $263.0 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors.  At December 31, 2019, time deposit accounts scheduled to mature within one year totaled $548.6 million.  Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit.  We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2019, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 12, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

We do not anticipate any material capital expenditures during the calendar year 2020, except in pursuance of the Company’s strategic initiatives.  The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, other than noted above and in Note 16, Commitments and Contingencies, to our consolidated financial statements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In 2019, cash flows from investment securities were used to pay down high cost FHLB borrowings and fund loan growth. The Company continues its emphasis on growing commercial loans which typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2019	At December 31, 2018
1 – 12 Months
+200 basis points	-3.0%	-3.5%
-100 basis points	0.0%	0.1%

13 – 24 Months
+200 basis points	-5.8%	-7.7%
-100 basis points	2.6%	1.4%

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

Periodically, if deemed appropriate, we may use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate exposure to interest rate movements. The Board of Directors has approved hedging policy statements governing the use of these instruments. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.  As of December 31, 2019, we had interest rate swap agreements designated as cash flow hedges with a total notional of $35.0 million.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-51 of this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and Subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Financial Statements of the Company and our report dated March 11, 2020 expressed an unqualified opinion.

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

March 11, 2020

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

4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
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
10.32*

Amendment to the Employment Agreement dated as of October 22, 2019, between William J. Wagner and Westfield Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 25, 2019).

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
101**

Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16.              FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2020.

WESTERN NEW ENGLAND BANCORP, INC.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Guida R. Sajdak
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Western New England Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2020 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2020

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$16,640	$20,616
Federal Funds Sold	1,635	1,246
Interest-bearing deposits and other short-term investments	6,466	4,927
Cash and cash equivalents	24,741	26,789

Securities available-for-sale, at fair value	227,708	253,748
Marketable equity securities, at fair value	6,737	6,408
Federal Home Loan Bank stock and other restricted stock , at cost	14,477	14,695
Loans, net of allowance for loan losses of $14,102 and $12,053 at December 31, 2019 and 2018, respectively	1,761,932	1,684,804
Premises and equipment, net	23,763	24,624
Accrued interest receivable	5,313	5,652
Bank-owned life insurance	71,051	69,252
Deferred tax asset, net	9,161	9,872
Goodwill	12,487	12,487
Core deposit intangible	3,312	3,688
Other assets	20,794	6,803
Total Assets	$2,181,476	$2,118,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$393,303	$355,389
Interest-bearing	1,284,561	1,240,604
Total deposits	1,677,864	1,595,993

Short-term borrowings	35,000	59,250
Long-term debt	205,515	208,018
Securities pending settlement	—	221
Other liabilities	31,073	18,311
Total liabilities	1,949,452	1,881,793

COMMITMENTS AND CONTINGENCIES (see Note 16)

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 26,557,981 shares issued and outstanding at December 31, 2019; 28,393,348 shares issued and outstanding at December 31, 2018	266	284
Additional paid-in capital	164,248	182,096
Unearned compensation - ESOP	(4,574)	(5,171)
Unearned compensation - Equity Incentive Plan	(1,124)	(872)
Retained earnings	82,176	74,108
Accumulated other comprehensive loss	(8,968)	(13,416)
TOTAL SHAREHOLDERS’ EQUITY	232,024	237,029
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,181,476	$2,118,822

See accompanying notes to consolidated financial statements.

  WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest and dividend income:
Residential and commercial real estate loans	$62,240	$57,647	$53,733
Commercial and industrial loans	12,254	12,801	11,587
Consumer loans	343	347	344
Debt securities, taxable	5,981	6,920	7,333
Debt securities, tax-exempt	72	85	104
Equity securities	163	152	140
Other investments	833	863	678
Short-term investments	230	175	120
Total interest and dividend income	82,116	78,990	74,039

Interest expense:
Deposits	17,207	11,683	8,448
Long-term debt	4,361	4,380	2,261
Short-term borrowings	2,569	2,915	3,936
Total interest expense	24,137	18,978	14,645
Net interest and dividend income	57,979	60,012	59,394

Provision for loan losses	2,675	1,900	1,360
Net interest and dividend income after provision for loan losses	55,304	58,112	58,034

Non-interest income (loss):
Service charges and fees	7,364	6,937	6,389
Income from BOLI	1,799	1,825	1,824
Gain on bank-owned life insurance death benefit	—	715	—
(Loss) gain on available-for-sale securities, net	(97)	(281)	52
Gain on sale of OREO	—	48	9
Unrealized gains (losses) on marketable equity securities, net	165	(142)	—
Other income	474	131	227
Total non-interest income	9,705	9,233	8,501

Non-interest expense:
Salaries and employees benefits	27,654	25,982	25,431
Occupancy	4,174	3,974	3,774
Furniture and equipment	1,673	1,561	1,533
Data processing	2,780	2,638	2,372
Professional fees	2,439	2,810	2,559
FDIC insurance assessment	430	603	620
Merger related expenses	—	—	526
Advertising	1,332	1,395	1,296
Other expenses	7,326	7,274	6,676
Total non-interest expense	47,808	46,237	44,787
Income before income taxes	17,201	21,108	21,748
Income tax provision	3,852	4,700	9,428
Net income	$13,349	$16,408	$12,320

Earnings per common share:
Basic earnings per share	$0.51	$0.57	$0.41
Weighted average shares outstanding	26,185,336	28,886,904	29,858,984
Diluted earnings per share	$0.51	$0.57	$0.41
Weighted average diluted shares outstanding	26,303,140	29,029,394	30,026,638

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$13,349	$16,408	$12,320
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	9,394	(4,814)	557
Reclassification adjustment for net losses (gains) realized in income (1)	97	281	(52)
Unrealized gains (losses)	9,491	(4,533)	505
Tax effect	(2,420)	938	(22)
Net-of-tax amount	7,071	(3,595)	483

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	(900)	442	31
Reclassification adjustment for loss realized in interest expense (2)	387	452	970
Reclassification adjustment for termination fee realized in interest expense (3)	1,068	1,068	1,068
Unrealized gains on cash flow hedges	555	1,962	2,069
Tax effect	(156)	(551)	(305)
Net-of-tax amount	399	1,411	1,764

Defined benefit pension plan:
(Losses) gains arising during the period	(4,349)	1,328	(663)
Amortization of defined benefit plans actuarial loss(4)	137	177	124
Unrecognized actuarial (losses) gains defined benefit plan	(4.212)	1,505	(539)
Tax effect	1,183	(422)	527
Net-of-tax amount	(3,029)	1,083	(12)

Other comprehensive income (loss)	4,441	(1,101)	2,235

Comprehensive income	$17,790	$15,307	$14,555

(1)

Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statements of net income.  The tax effects associated with the reclassification adjustments were $(37,000), $(79,000) and $21,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)

Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $109,000, $127,000 and $396,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)

Amortization of termination fees realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $300,000, $300,000 and $436,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)

Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statements of net income.  Income tax effects associated with the reclassification adjustments were $38,000, $50,000 and $51,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2016	30,380,231	$304	$205,996	$(6,418)	$(536)	$51,711	$(12,661)	$238,396
Adoption of ASU 2018-02 (see Note 13)	—	—	—	—	—	2,126	(2,126)	—
Comprehensive income	—	—	—	—	—	12,320	2,235	14,555
Common stock held by ESOP committed to be released (93,679 shares)	—	—	326	632	—	—	—	958
Share-based compensation - equity incentive plan	—	—	—	—	649	—	—	649
Common stock repurchased	(903,813)	(9)	(9,154)	—	—	—	—	(9,163)
Issuance of common stock in connection with stock option exercises	921,849	9	5,456	—	—	—	—	5,465
Issuance of common stock in connection with equity incentive plan	89,042	1	903	—	(904)	—	—	—
Cash dividends declared and paid ($0.12 per share)	—	—	—	—	—	(3,579)	—	(3,579)
BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income (loss)	—	—	—	—	—	16,408	(1,101)	15,307
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	345	615	—	—	—	960
Common stock repurchased	(2,198,376)	(22)	(22,815)	—	—	—	—	(22,837)
Share-based compensation - equity incentive plan	—	—	—	—	845	—	—	845
Issuance of common stock in connection with stock option exercises	18,975	—	114	—	—	—	—	114
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid ($0.16 per share)	—	—	—	—	—	(4,641)	—	(4,641)
BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	13,349	4,441	17,790
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	—	—	—	—	—	(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	237	597	—	—	—	834
Common stock repurchased	(1,958,111)	(19)	(19,215)	—	—	—	—	(19,234)
Share-based compensation - equity incentive plan	—	—	(45)	—	818	—	—	773
Issuance of common stock in connection with stock option exercises	19,861	—	106	—	—	—	—	106
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid ($0.20 per share)	—	—	—	—	—	(5,274)	—	(5,274)
BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$13,349	$16,408	$12,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,675	1,900	1,360
Depreciation and amortization of premises and equipment	2,079	2,055	1,965
Amortization (accretion) of purchase accounting adjustments, net	24	(1,094)	(2,373)
Amortization of core deposit intangible	376	375	375
Net amortization of premiums and discounts on securities and mortgage loans	2,371	2,417	3,181
Share-based compensation expense	773	845	649
ESOP expense	834	960	958
Change in unrealized (gain) loss on marketable equity securities	(165)	142	—
Net loss (gain) on sales of available-for-sale securities	97	281	(52)
Net gain on sales of other real estate owned	—	(48)	(9)
Deferred income tax (benefit) expense	(680)	(796)	7,342
Income from bank-owned life insurance	(1,799)	(1,825)	(1,824)
Gain on bank-owned life insurance death benefit	—	(715)	—
Net change in:
Accrued interest receivable	339	294	(164)
Other assets	(7,204)	1,628	(3,549)
Other liabilities	2,310	1,811	(1,318)
Net cash provided by operating activities	15,379	24,638	18,861
INVESTING ACTIVITIES:
Securities, available-for-sale:
Purchases	(74,508)	(16,896)	(67,246)
Proceeds from sales and redemptions	72,156	12,470	22,453
Proceeds from calls, maturities, and principal collections	35,386	25,060	53,915
Purchase of residential mortgages	—	—	(48,205)
Loan originations and principal payments, net	(80,074)	(66,263)	(15,658)
Redemption of Federal Home Loan Bank of Boston stock, net	218	858	571
Proceeds from sale of other real estate owned	—	203	410
Purchases of premises and equipment	(1,285)	(3,327)	(2,212)
Proceeds from sale of premises and equipment	27	100	—
Proceeds from payout on bank-owned life insurance	—	2,050	—
Net cash used in investing activities	(48,080)	(45,745)	(55,972)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	81,946	90,189	(11,097)
Net change in short-term borrowings	(24,250)	(85,400)	(27,701)
Repayment of long-term debt	(84,763)	(69,578)	(21,185)
Proceeds from long-term debt	82,343	113,000	61,420
Cash dividends paid	(5,274)	(4,641)	(3,579)
Common stock repurchased	(19,455)	(22,920)	(9,314)
Issuance of common stock in connection with stock option exercises	106	114	5,465
Net cash provided by (used in) financing activities	30,653	20,764	(5,991)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(2,048)	(343)	(43,102)
Beginning of year	26,789	27,132	70,234
End of year	$24,741	$26,789	$27,132

Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$(221)	$(83)	$(151)
Loans transferred to other real estate owned	—	—	258

See the accompanying notes to consolidated financial statements

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits.  The Bank operates 22 banking offices in western Massachusetts and northern Connecticut, and its primary sources of revenue is interest income from loans as well as interest income from investment securities. In addition, we have announced plans to open three new locations in 2020: a branch in Huntington, Massachusetts, which was purchased from Peoples United and opened on February 25, 2020, and two full-service branches in Bloomfield, Connecticut and West Hartford, Connecticut, which are currently undergoing construction and are anticipated to open in 2020. The West Hartford branch will be a Financial Solution Center and is expected to serve as our Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer (“MLO”).

Wholly-owned Subsidiaries of the Bank. Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts chartered securities corporations, formed for the primary purpose of holding qualified securities.  WB Real Estate Holdings, LLC, is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank.

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

Securities and Mortgage-Backed Securities. Debt securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income (loss).  Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized. We do not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in non-interest income on the trade date.  The amortization of premiums and accretion of discounts is determined by using the level yield method to the maturity date.  On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premiums on Purchased Callable Debt Securities, which shortened the amortization period for callable debt securities to the earliest call date and resulted in a cumulative-effect adjustment directly to retained earnings, net of tax, of $7,000.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  As of December 31, 2019, no impairment has been recognized.

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

Loans Receivable. Loans are recorded at the principal amount outstanding, adjusted for charge-offs, the allowance for loan losses, unearned premiums, discounts and deferred loan fees and costs.  Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible.  Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from current period interest income.  Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question.  Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees, discounts and premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and industrial, and consumer.  Residential real estate loans include classes for residential and home equity.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and non-performing loans; trends in volume and terms of loans; internal credit ratings; effects of changes in risk selection; underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions.  In 2019, there were no changes to the Company’s policies or methodology pertaining to the general component of the allowance for loan losses.

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

Allocated component

The allocated component relates to loans that are classified as impaired. Impaired loans are identified by analysis of loan performance, internal credit ratings and watch list loans that management believes are subject to a higher risk of loss.  Impairment is measured on a loan by loan basis for commercial real estate and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are non-performing or subject to a troubled debt restructuring agreement.

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

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2019, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

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

Leases. The Company determines if an arrangement is a lease at inception.  Operating leases are included within other assets and other liabilities in our consolidated balance sheets.  Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Advertising Costs. Advertising costs are accounted for using the accrual basis of accounting.

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2019 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019, 2018, or 2017.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.  There were no anti-dilutive shares outstanding during the years ended December 31, 2019, 2018 and 2017.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income applicable to common stock	$13,349	$16,408	$12,320
Average number of common shares issued	26,959	29,734	30,755
Less: Average unallocated ESOP Shares	(667)	(757)	(849)
Less: Average unvested equity incentive plan shares	(107)	(90)	(47)

Average number of common shares outstanding used to calculate basic earnings per common share	26,185	28,887	29,859
Effect of dilutive equity incentive plan	45	46	17
Effect of dilutive stock options	73	96	151
Average number of common shares outstanding used to calculate diluted earnings per common share	26,303	29,029	30,027

Basic earnings per share	$0.51	$0.57	$0.41

Diluted earnings per share	$0.51	$0.57	$0.41

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Net unrealized losses on securities available-for-sale	$(393)	$(9,891)
Tax effect	71	2,491
Net-of-tax amount	(322)	(7,400)

Fair value of derivatives used for cash flow hedges	(1,773)	(1,259)
Termination fee on cancelled cash flow hedges	(1,526)	(2,595)
Total derivatives	(3,299)	(3,854)
Tax effect	928	1,084
Net-of-tax amount	(2,371)	(2,770)

Unrecognized actuarial loss on the defined benefit plan	(8,728)	(4,516)
Tax effect	2,453	1,270
Net-of-tax amount	(6,275)	(3,246)

Accumulated other comprehensive loss	$(8,968)	$(13,416)

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2019 and 2018 by component:

	Securities	Derivatives	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(4,042)	$(4,181)	$(4,329)	$(12,552)
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	237	—	—	237
Current-period other comprehensive (loss) income	(3,595)	1,411	1,083	(1,101)
Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)

Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive income (loss)	7,071	399	(3,029)	4,441
Balance at December 31, 2019	$(322)	$(2,371)	$(6,275)	$(8,968)

With regard to the defined benefit plan, an actuarial loss of $394,000 is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2020.

Recent Accounting Pronouncements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for the Company in fiscal years after December 15, 2022.  The Company is in the process of implementing the standard.  We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment.  We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

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

2.   INVESTMENT SECURITIES

The amortized cost and fair values of available-for-sale investment securities at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$—	$(136)	$20,014
State and municipal bonds	2,718	95	—	2,813
Corporate bonds	7,800	88	(22)	7,866
Total debt securities	30,668	183	(158)	30,693

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	186,236	780	(1,015)	186,001
U.S. government guaranteed mortgage-backed securities	11,197	33	(216)	11,014
Total mortgage-backed securities	197,433	813	(1,231)	197,015

Total available-for-sale	$228,101	$996	$(1,389)	$227,708

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$25,150	$—	$(1,203)	$23,947
State and municipal bonds	2,976	33	(65)	2,944
Corporate bonds	49,819	—	(1,651)	48,168
Total debt securities	77,945	33	(2,919)	75,059

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	165,605	1	(6,255)	159,351
U.S. government guaranteed mortgage-backed securities	20,089	1	(752)	19,338
Total mortgage-backed securities	185,694	2	(7,007)	178,689

Total available-for-sale	$263,639	$35	$(9,926)	$253,748

At December 31, 2019, government-sponsored enterprise obligations with a fair value of $7.0 million and mortgage-backed securities with a fair value $49.2 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value.  We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

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

The main significant effect resulting from the adoption of this ASU is that marketable equity securities previously reported within securities available-for-sale are now shown as a single line item (“marketable equity securities”) in the Company’s balance sheets and the recognition in net income of the changes in fair value of marketable equity securities. The cumulative-effect adjustment resulting from the adoption of this ASU was a decrease to retained earnings and accumulated other comprehensive loss as of January 1, 2018 of $237,000.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2019, by final maturity, are shown below.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.  Also, because mortgage-backed securities require periodic principal pay downs, they are not included in the maturity categories in the following summary.

	December 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$16,611	$16,653
Due after five years through ten years	7,324	7,331
Due after ten years	6,733	6,709
Total debt securities	30,668	30,693
Mortgage-backed securities	197,433	197,015
Total available-for-sale securities	$228,101	$227,708

Gross realized gains and losses on sales of securities available-for-sale for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Gross gains realized	$160	$—	$117
Gross losses realized	(257)	(281)	(65)
Net gain realized	$(97)	$(281)	$52

Proceeds from the sale and redemption of securities available-for-sale totaled $72.2 million, $12.5 million and $22.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company did not hold any held-to-maturity securities at December 31, 2019 and December 31, 2018.

The following tables summarize investments having temporary impairment due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at December 31, 2019 and 2018:

	December 31, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$122	$42,834	$893	$70,581
U.S. government guaranteed mortgage-backed securities	13	2,783	203	4,688
Corporate bonds	16	1,623	6	3,046
Government-sponsored enterprise obligations	126	14,524	10	1,490
Total available-for-sale	$277	$61,764	$1,112	$79,805

	December 31, 2018
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$74	$7,354	$6,181	$148,762
U.S. government guaranteed mortgage-backed securities	15	2,829	737	14,669
Corporate bonds	110	9,995	1,541	38,173
State and municipal bonds	—	—	65	1,532
Government-sponsored enterprise obligations	—	—	1,203	23,947
Total available-for-sale	$199	$20,178	$9,727	$227,083

During the years ended December 31, 2019 and 2018, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At December 31, 2019, management attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management’s assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments’ materiality, and duration of the investments’ unrealized loss position.

A December 31, 2019, the Company’s corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies.

Information pertaining to securities with gross unrealized losses at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2019
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	17	$42,834	$122	0.3%	43	$70,581	$893	1.2%
U.S. government guaranteed mortgage-backed securities	2	2,783	13	0.5	4	4,688	203	4.2
Corporate bonds	1	1,623	16	1.0	1	3,046	6	0.2
Government-sponsored enterprise obligations	5	14,524	126	0.9	1	1,490	10	0.7
		$61,764	$277			$79,805	$1,112

	December 31, 2018
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	4	$7,354	$74	1.0%	72	$148,762	$6,181	4.0%
U.S. government guaranteed mortgage-backed securities	2	2,829	15	0.5	7	14,669	737	4.8
Corporate bonds	3	9,995	110	1.1	12	38,173	1,541	3.9
Government-sponsored enterprise obligations	0	—	—	—	9	23,947	1,203	4.8
State and municipal bonds	0	—	—	—	3	1,532	65	4.1
		$20,178	$199			$227,083	$9,727

3.         LOANS

Major classifications of loans at the periods indicated were as follows:

	December 31,
	2019	2018
	(In thousands)
Commercial real estate	$816,886	$768,881
Residential real estate:
Residential 1-4 family	597,727	577,641
Home equity	102,517	97,238
Commercial and industrial	248,893	243,493
Consumer	5,747	5,203
Total gross loans	1,771,770	1,692,456
Premiums and deferred loan fees and costs, net	4,264	4,401
Allowance for loan losses	(14,102)	(12,053)
Net loans	$1,761,932	$1,684,804

There were no residential real estate loan purchases in 2019 or 2018.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share, on a pro-rated basis, with participating lenders any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  At December 31, 2019 and December 31, 2018, the Company was servicing commercial loans participated out to various other institutions totaling $24.2 million and $35.4 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2019, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (169 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.25%), and net cost to service loans ($83.80 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At December 31, 2019 and 2018, the Company was servicing residential mortgage loans owned by investors totaling $48.2 million and $56.6 million, respectively. Net service fee income of $67,000, $89,000 and $63,000 was recorded for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Balance at the beginning of year:	$286	$352
Capitalized mortgage servicing rights	—	—
Amortization	(67)	(66)
Balance at the end of year	$219	$286
Fair value at the end of year	$345	$455

Allowance for Loan Losses.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2016	$4,083	$2,862	$3,085	$38	$—	$10,068
Provision (credit)	779	433	(144)	288	4	1,360
Charge-offs	(292)	(148)	(289)	(319)	—	(1,048)
Recoveries	142	164	81	64	—	451
Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	214	863	660	179	(16)	1,900
Charge-offs	(35)	(645)	(299)	(171)	—	(1,150)
Recoveries	369	27	20	56	—	472
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	1,343	618	509	204	1	2,675
Charge-offs	(669)	(320)	(514)	(197)	—	(1,700)
Recoveries	873	66	74	61	—	1,074
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2019
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	6,807	3,920	3,183	203	(11)	14,102
Total allowance for loan losses	$6,807	$3,920	$3,183	$203	$(11)	$14,102

Impaired loans	$3,457	$3,575	$588	$42	$—	$7,662
Non-impaired loans	805,007	694,080	247,499	5,705	—	1,752,291
Impaired loans acquired with deteriorated credit quality	8,422	2,589	806	—	—	11,817
Total loans	$816,886	$700,244	$248,893	$5,747	$—	$1,771,770

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2018
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	5,260	3,556	3,114	135	(12)	12,053
Total allowance for loan losses	$5,260	$3,556	$3,114	$135	$(12)	$12,053

Impaired loans	$5,237	$4,754	$2,345	$60	$—	$12,396
Non-impaired loans	752,770	666,883	240,235	5,143	—	1,665,031
Impaired loans acquired with deteriorated credit quality	10,874	3,242	913	—	—	15,029
Total loans	$768,881	$674,879	$243,493	$5,203	$—	$1,692,456

Past Due and Non-accrual loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	Balance at December 31, 2019

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non- Accrual Loans
	(In thousands)
Commercial real estate	$2,784	$1,234	$2,637	$6,655	$810,231	$816,886	$3,843
Residential real estate:
Residential	2,574	683	1,433	4,690	593,037	597,727	4,548
Home equity	80	38	149	267	102,250	102,517	445
Commercial and industrial	1,356	645	148	2,149	246,744	248,893	1,003
Consumer	24	—	17	41	5,706	5,747	42

Total loans	$6,818	$2,600	$4,384	$13,802	$1,757,968	$1,771,770	$9,881

	Balance at December 31, 2018

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non- Accrual Loans
	(In thousands)
Commercial real estate	$1,857	$—	$2,865	$4,722	$764,159	$768,881	$4,701
Residential real estate:
Residential	1,798	572	1,879	4,249	573,392	577,641	5,856
Home equity	600	5	242	847	96,391	97,238	391
Commercial and industrial	794	1,463	305	2,562	240,931	243,493	2,476
Consumer	93	1	21	115	5,088	5,203	60

Total loans	$5,142	$2,041	$5,312	$12,495	$1,679,961	$1,692,456	$13,484

At December 31, 2019 and December 31, 2018, all loans past due 90 days or more were carried as non-accrual. The ratio of non-accrual loans to total loans was 0.56% and 0.80% at December 31, 2019 and December 31, 2018, respectively.

Impaired Loans.

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2019			December 31, 2019

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$11,879	$13,914	$—	$15,678	$595
Residential real estate	5,695	6,383	—	6,550	104
Home equity	469	539	—	415	—
Commercial and industrial	1,394	4,192	—	3,359	131
Consumer	42	56	—	48	—
Total impaired loans	$19,479	$25,084	$—	$26,050	$830

				Year Ended
	At December 31, 2018			December 31, 2018

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans: (1)	(In thousands)
Commercial real estate	$16,111	$19,081	$—	$14,830	$772
Residential real estate	7,558	8,614	—	7,033	51
Home equity	438	468	—	636	4
Commercial and industrial	3,258	7,788	—	4,119	147
Consumer	60	70	—	85	—
Total impaired loans	$27,425	$36,021	$—	$26,703	$974

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the years ended December 31, 2019 and December 31, 2018. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. As of December 31, 2019, we have not committed to lend any additional funds for loans that are classified as impaired.  Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan.

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

Non-performing TDRs are shown as nonperforming assets. Two substandard impaired loan relationships in the aggregate amount of $2.4 million were designated as TDRs during the twelve months ended December 31, 2019. One loan relationship consisting of a commercial real estate loan and a commercial and industrial loan totaling $2.2 million was designated as a TDR during the twelve months ended December 31, 2019 as the Bank entered into a forbearance agreement with the customer that allows for interest-only payments for a specified term.  Both loans to the customer were in nonaccrual status as of December 31, 2019, however; the loan relationship is considered to be adequately secured by real estate. The Bank will continue to monitor the loan relationship for ongoing impairment on a quarterly basis.  In addition, a second loan relationship consisting of a commercial real estate loan and a commercial and industrial loan totaling $166,000 was designated as a TDR during the twelve months ended December 31, 2019 to allow for interest-only payments for a specified term.  Both loans were in non-performing status as of December 31, 2019, however; the second loan relationship is also considered to be adequately secured by real estate. The Bank will continue to be monitor the second loan relationship for ongoing impairment on a quarterly basis.  In addition, one home equity loan for $64,000 was designated a TDR during the fourth quarter of 2019.  There were no TDR loans modified during the year ended December 31, 2018.  During the years ended December 31, 2019 and 2018, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring.

There were $715,000 in charge-offs on TDRs during the year ended December 31, 2019.  There were no charge-offs on TDRs during the year ended December 31, 2018.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee Savings Bank (“Chicopee”) as of December 31, 2019.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(3,861)	(3,731)	(130)	(562)	(3,169)
Dispositions	(243)	(243)	—	(200)	(43)
Balance at December 31, 2019	$20,689	$15,909	$4,780	$4,092	$11,817

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2019
Pass (Rated 1 – 4)	$766,124	$591,911	$101,908	$222,847	$5,705	$1,688,495
Special Mention (Rated 5)	23,138	—	—	2,796	—	25,934
Substandard (Rated 6)	27,624	5,816	609	23,250	42	57,341
Total	$816,886	$597,727	$102,517	$248,893	$5,747	$1,771,770

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
December 31, 2018	(In thousands)
Pass (Rated 1 – 4)	$732,729	$570,428	$96,643	$207,663	$5,143	$1,612,606
Special Mention (Rated 5)	17,929	—	—	12,248	—	30,177
Substandard (Rated 6)	18,223	7,213	595	23,582	60	49,673
Total	$768,881	$577,641	$97,238	$243,493	$5,203	$1,692,456

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Land	$5,651	$5,651
Buildings	24,454	24,144
Leasehold improvements	2,424	2,372
Furniture and equipment	17,720	16,824
Total	50,249	48,991

Less: accumulated depreciation and amortization	(26,486)	(24,367)

Premises and equipment, net	$23,763	$24,624

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 amounted to $2.1 million, $2.1 million and $2.0 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

At December 31, 2019 and December 31, 2018, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the years ended December 31, 2019 and 2018.  Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $376,000, $375,000 and $375,000 for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.4 million thereafter.

6.	DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2019	2018
	(In thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$70,182	$63,620
Demand deposits	393,303	355,389
Savings:
Regular accounts	126,352	118,542
Money market accounts	435,396	398,396
Time deposits	652,631	660,046
Total deposits	$1,677,864	$1,595,993

Brokered deposits, which are included within time deposits, totaled $21.5 million and $23.8 million at December 31, 2019 and 2018, respectively,

Time deposits of $250,000 or more totaled $184.1 million at December 31, 2019.  Interest expense on time deposits of $250,000 or more totaled $3.5 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)

2019	$—	$443,187
2020	548,559	152,346
2021	73,394	38,328
2022	18,382	18,787
2023	10,996	7,398
2024	1,300	—
Total time deposits	$652,631	$660,046

Interest expense on deposits for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Regular accounts	$146	$162	$179
Money market accounts	2,532	1,911	1,565
Time deposits	14,152	9,270	6,374
Interest-bearing checking accounts	377	340	330
Total	$17,207	$11,683	$8,448

Cash paid for interest on deposits totaled $17.2 million, $11.7 million and $8.4 million for years ended December 31, 2019, 2018 and 2017, respectively.

7.	SHORT-TERM BORROWINGS

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.

FHLB advances with an original maturity of less than one year totaled $35.0 million and $59.3 million at December 31, 2019 and 2018, respectively, with a weighted average rate of 1.86% and 3.28%, respectively. At December 31, 2019, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow an additional $236.8 million from the FHLB.

In addition, at December 31, 2019 and December 31, 2018, the Company had an available ideal way line of credit with the FHLB for up to $9.5 million.  Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis.  The outstanding principal is due daily and the portion not repaid will be automatically renewed.  At December 31, 2019 and December 31, 2018, there were no advances outstanding under this line.

The Bank had a $15.0 million line of credit with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at December 31, 2019 and 2018.  We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under the line at December 31, 2019 and 2018.

8.	LONG-TERM DEBT

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2019	2018	2019	2018
	(In thousands)
Fixed-rate advances maturing:
2019	$—	$81,891	—%	2.3%
2020	127,983	84,269	2.1	2.2
2021	51,084	31,766	2.3	2.6
2022	23,596	9,461	1.9	2.2
2023	628	—	0.2	—
2024	2,224	631	0.9	2.6
Total long-term advances	$205,515	$208,018	2.1%	2.3%

Cash paid for interest on long-term debt totaled $4.4 million, $4.2 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options.  A summary of the status of our stock options at December 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2018	238,075	$6.33	3.44	$877
Exercised	(19,861)	5.37	0.91	90
Outstanding at December 31, 2019	218,214	$6.42	2.62	$695

Exercisable at December 31, 2019	218,214	$6.42	2.62	$695

Cash received for options exercised during the years ended December 31, 2019, 2018 and 2017 was $106,000, $114,000 and $5.5 million, respectively.

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

In 2016, the Compensation Committee approved a long-term incentive program (the “2016 LTI Plan”).  The 2016 LTI Plan provides a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the 2016 LTI Plan is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

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

The fair market value of shares awarded is based on the market price at the grant date, recorded as unearned compensation and amortized over the applicable vesting period. Performance-based metrics are monitored on a quarterly basis in order to compare actual results to the performance metric, with any necessary adjustments being recognized through share-based compensation expense and unearned compensation.  At December 31, 2019, there were an additional 129,177 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at December 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(89,722)	9.36
Shares forfeited	(1,842)	9.77
Balance at December 31, 2019	172,866	$10.07

The aggregate fair value of restricted stock vested during 2019 was $853,000.  We recorded total expense for restricted stock awards of $773,000, $845,000 and $649,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  Tax benefits related to equity incentive plan expense were $21,000, $24,000 and $42,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  Unrecognized compensation cost for stock awards was $839,000 at December 31, 2019 with a remaining term of 1.7 years.

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

At December 31, 2019, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2020	$447
2021	447
2022	447
2023	447
2024	447
Thereafter	3,482
Total	$5,717

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans.  The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid.  Total compensation expense applicable to the ESOP amounted to $834,000, $960,000 and $958,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Shares held by the ESOP include the following at December 31, 2019 and 2018:

	2019	2018
Allocated	989,258	936,522
Committed to be allocated	88,117	90,978
Unallocated	612,007	700,124
Total	1,689,382	1,727,624

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings.  Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares was $5.9 million and $7.0 million at December 31, 2019 and 2018, respectively.  ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated.  Unallocated ESOP shares are excluded from earnings per share calculations.  The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

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

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$27,309	$29,345	$25,819
Service cost	1,095	1,269	1,139
Interest	1,134	1,012	1,002
Actuarial loss (gain)	7,074	(3,887)	1,987
Benefits paid	(454)	(430)	(602)
Benefit obligation at end of year	36,158	27,309	29,345
Change in plan assets:
Fair value of plan assets at beginning of year	18,393	19,215	16,498
Actual return (loss) on plan assets	3,923	(1,192)	2,519
Employer contribution	925	800	800
Benefits paid	(454)	(430)	(602)
Fair value of plan assets at end of year	22,787	18,393	19,215

Funded status and accrued benefit at end of year	$(13,371)	$(8,916)	$(10,130)
Accumulated benefit obligation at end of year	$27,634	$21,449	$21,930

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2019	2018
Discount rate	3.25%	4.25%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2019	2018	2017
	(In thousands)
Service cost	$1,095	$1,269	$1,139
Interest cost	1,134	1,012	1,002
Expected return on assets	(1,233)	(1,387)	(1,194)
Amortization of actuarial loss	133	170	124
Net periodic pension cost	$1,129	$1,064	$1,071

The following actuarial assumptions were used in determining the net periodic pension cost for the years ended December 31:

	2019	2018	2017
Discount rate	4.25%	3.60%	4.15%
Expected return on plan assets	7.00	7.50	7.50
Rate of compensation increase	4.00	4.00	4.00

The following is a summary of the Plan’s investments for the years ended December 31:

	2019	2018
	(In thousands)
Pooled separate investment accounts:
Fixed income	$11,033	$10,559
Large U.S. equity	5,458	4,365
International equity	3,528	2,368
Small/mid U.S. equity	975	734
Balanced/asset allocation	457	367
Other	1,336	—
Total	$22,787	$18,393

Pooled separate accounts are valued at the Net Asset Value (“NAV”) of units held by the Plan at year end.  The NAV is used as a practical expedient to estimate fair value.  This practical expedient would not be used if it was determined to be probable that the funds will sell the underlying investments for an amount different from the reported NAV.  Participant transactions (purchases and sales) may occur daily.  The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the Plan administrators believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the years ended December 31, 2019 and 2018.  There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(In thousands)
December 31, 2019	$22,787	n/a	Daily	1 day
December 31, 2018	$18,393	n/a	Daily	1 day

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan.  The target allocation mix for the pension plan for 2019 was an equity-based investment deployment of 50% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee.  The remainder of the portfolio is allocated to fixed income at 50% of total assets.  The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis.  The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2020	$1,226
2021	1,360
2022	1,789
2023	1,732
2024	2,084
In aggregate for 2025 – 2029	17,141

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2020.

401(k) Defined Contribution Plan.

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2019, 2018 and 2017, the Company’s percentage match was 50% up to the first 6% contributed by the employee.

The Company’s expense for the 401(k) plan match was $423,000, $398,000 and $370,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

11.  DERIVATIVES AND HEDGING ACTIVITIES

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

The following table presents information about interest rate swaps at December 31, 2019 and December 31, 2018:

December 31, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.7	1.89%	3.54%	$(1,798)
Non-hedging derivatives:
Loan-level swaps – dealer	6,484	13.2	3.45%	3.79%	(149)
Loan-level swaps – borrower	6,484	13.2	3.79%	3.45%	149
Total	$47,968				$(1,798)

December 31, 2018	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	3.7	2.79%	3.54%	$(1,259)

At December 31, 2019, the Company had $35.0 million in derivatives designated as hedging instruments and $13.0 million in derivatives designated as non-hedging instruments.  At December 31, 2018, all derivatives were designated as hedging instruments.

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

For derivatives designated as cash flow hedges, the changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments).

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2019 and December 31, 2018.

December 31, 2019	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$1,798
Total derivatives designated as hedging instruments		$—		$1,798
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$149		$—
Interest rate swap – with counterparties		—	Other Liabilities	149
Total derivatives not designated as hedging instruments		$149		$149

December 31, 2018	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,259

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Twelve Months Ended December 31,
	2019	2018	2017
	(In thousands)

Interest rate swaps	$(900)	$442	$31

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities.  The table below presents the amount reclassified from accumulated other comprehensive income into net income for interest rate swaps and termination fees:

	Amount of Gain (Loss) Reclassified from OCI into Expense (Effective Portion)
	Twelve Months Ended December 31,
	2019	2018	2017
	(In thousands)

Interest rate swaps	$1,455	$1,520	$2,038

During the next 12 months, we estimate that $1.5 million will be reclassified as an increase in interest expense.

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

At December 31, 2019 and December 31, 2018, we had a net liability position of $1.8 million and $1.3 million with our counterparties, respectively. As of December 31, 2019, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.9 million and $300,000 in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at December 31, 2019, we could have been required to settle our obligations under the agreements at the termination value.

12.	LEASES

The Company determines if an arrangement is a lease at inception.  Effective in 2019, operating leases are included within other assets and other liabilities in our consolidated balance sheets.  Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As our leases do not provide an implicit rate, therefore we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.  The Company has not elected the practical expedient to account for lease and non-lease components as one lease component. Additionally, the Company has elected the practical expedient whereby expired leases, existing operating lease classifications and initial direct costs will not be reassessed at inception.  The Company has operating leases for certain of our banking offices and ATMs.  The Company’s leases have remaining lease terms of less than one year to 19 years, some of which include options to extend the leases for additional five-year terms up to 15 years.

The components of lease expense were as follows:

Twelve Months Ended
December 31, 2019
(In thousands)

Amortization of ROU assets	$972
Interest on lease liabilities	244
Operating lease cost	$1,216

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended
December 31, 2019
(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,172
ROU assets obtained in exchange for lease obligations:
Operating leases	600

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(In thousands)

Operating lease right-of-use assets	$6,795
Operating lease liabilities	$6,840

The weighted average remaining lease term for our operating leases was 10.3 years with a weighted average discount rate of 3.44% at December 31, 2019.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2020	$1,160
2021	1,056
2022	1,020
2023	770
2024	700
Thereafter	3,632
Total lease payments	8,338
Less imputed interest	(1,498)
Total	$6,840

13.	REGULATORY CAPITAL

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

At December 31, 2019, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer.  As of December 31, 2019, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2019 and December 31, 2018 are also presented in the following table.

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt
	Actual		Adequacy Purpose		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$240,226	13.93%	$137,934	8.00%	N/A	N/A
Bank	227,678	13.22	137,773	8.00	$172,217	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	103,451	6.00	N/A	N/A
Bank	213,576	12.40	103,330	6.00	137,773	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	77,588	4.50	N/A	N/A
Bank	213,576	12.40	77,498	4.50	111,941	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	226,124	10.45	86,593	4.00	N/A	N/A
Bank	213,576	9.88	86,500	4.00	108,125	5.00

December 31, 2018
Total Capital (to Risk Weighted Assets):
Consolidated	$247,361	14.87%	$133,089	8.00%	N/A	N/A
Bank	235,569	14.18	132,892	8.00	$166,115	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	99,817	6.00	N/A	N/A
Bank	223,516	13.46	99,669	6.00	132,892	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	235,308	14.14	74,862	4.50	N/A	N/A
Bank	223,516	13.46	74,752	4.50	107,974	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	235,308	11.14	84,497	4.00	N/A	N/A
Bank	223,516	10.59	84,465	4.00	105,581	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2019	2018
	(In thousands)
Consolidated GAAP capital	$232,024	$237,029
Net unrealized losses on available-for-sale securities, net of tax	322	7,400
Unrealized loss on defined benefit pension plan, net of tax	6,275	3,246
Accumulated net loss on cash flow hedges, net of tax	2,371	2,770
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(2,381)	(2,650)
Tier 1 and Common Equity Tier 1 capital	226,124	235,308
Allowance for loan losses	14,102	12,053
Total regulatory capital	$240,226	$247,361

On January 31, 2017, the Board of Directors authorized a stock repurchase program (the “2017 Plan”) under which the Company may purchase up to 3,047,000 shares, or 10%, of its outstanding common stock, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. On March 1, 2019, the Company announced the completion of the 2017 Plan.

On January 29, 2019, the Board of Directors authorized an additional stock repurchase program (the “2019 Plan”) under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock following the completion of the 2017 Plan, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases.  As of December 31, 2019, the Company had 1,126,866 shares available to repurchase under the 2019 Plan.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2019 and 2018, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.  The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels.  Accordingly, $137.8 million and $132.9 million of our equity in the net assets of the Bank was restricted at December 31, 2019 and 2018, respectively.

14.	INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)

Current tax provision:
Federal	$3,082	$3,910	$1,505
State	1,450	1,586	581
Total	4,532	5,496	2,086

Deferred tax (benefit) provision:
Federal	(348)	(542)	7,613
State	(332)	(254)	702
Change in valuation reserve	—	—	(973)
Total	(680)	(796)	7,342

Total	$3,852	$4,700	$9,428

The differences between the statutory federal income tax and the effective tax are summarized below:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)

Statutory federal income tax	$3,612	$4,433	$7,612

Increase (decrease) resulting from:
State taxes, net of federal tax benefit	883	1,052	702
Tax exempt income	(388)	(370)	(601)
Bank-owned life insurance (BOLI)	(378)	(533)	(639)
Nondeductible merger expenses	—	—	28
Change in valuation reserve	—	—	(973)
Option exercise tax benefit	(16)	(11)	(704)
Effect of tax rate change	—	—	4,000
Other, net	139	129	3
Effective tax	$3,852	$4,700	$9,428

Cash paid for income taxes for the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $3.7 million and $5.6 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,964	$3,388
Net unrealized loss on derivative and hedging activity	928	1,084
Employee benefit and share-based compensation plans	2,223	2,233
Defined benefit plan	2,453	1,270
Net unrealized loss on securities available for sale	71	2,491
Lease liability	1,923	—
Purchased mortgage servicing rights	242	293
Nonaccrual interest	348	674
Other	776	777
Gross deferred tax assets	12,928	12,210

Deferred tax liabilities:
Lease right-of-use asset	(1,910)	—
Deferred loan fees	(1,105)	(1,122)
Hedge termination payments	—	(729)
Fixed asset depreciation	(447)	(32)
Purchase accounting adjustments, net	(283)	(416)
Other	(22)	(39)
Gross deferred tax liabilities	(3,767)	(2,338)

Net deferred tax asset	$9,161	$9,872

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

We do not have any uncertain tax positions at December 31, 2019 or 2018 which require accrual or disclosure.  We record interest and penalties as part of income tax expense.  No interest was recorded for the years ended December 31, 2019 and 2018, and no penalties were recorded for the years ended December 31, 2019, 2018 and 2017.

Our income tax returns are subject to review and examination by federal and state tax authorities.  We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019.  The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2016 are open.

15.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates.  Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features.  Following is a summary of activity for such loans:

	Years Ended December 31,
	2019	2018
	(In thousands)

Balance at beginning of year	$955	$1,631
Principal distributions	481	837
Repayments of principal	(620)	(1,513)
Change in related party status	(296)	—

Balance at end of year	$520	$955

16.	COMMITMENTS AND CONTINGENCIES

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

We do not anticipate any significant losses as a result of these transactions.  The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$264,224	$259,009
Loan commitments	74,133	53,199
Existing construction loan agreements	32,037	45,339
Standby letters of credit	11,348	11,370

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

At December 31, 2019, outstanding commitments to extend credit totaled $381.7 million, with $48.3 million in fixed rate commitments with interest rates ranging from 2.45% to 18.00% and $333.4 million in variable rate commitments. At December 31, 2018, outstanding commitments to extend credit totaled $368.9 million, with $45.3 million in fixed rate commitments with interest rates ranging from 1.49% to 18.00% and $323.6 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution.  The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default.   As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee.  The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap.  We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2019, believe sufficient collateral is available to cover potential swap losses. At December 31, 2019, we had one RPA with a fair value exposure of $105,000. The remaining term of this RPA, which corresponds to the term of the underlying swap, is six years. Under this agreement we guarantee a percentage of the amount in the event of a default. The maximum potential future payment guaranteed by us cannot be readily estimated, but is dependent upon the fair value of the interest rate swap and the probability of a default event. If an event of default on this contract had occurred at December 31, 2019, we would have been required to make a payment of approximately $47,000.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the partnership. At December 31, 2019, the SBIC currently has a book value of $1.9 million and is included in other assets.  The unfunded commitment to the partnership was $1.1 million at December 31, 2019.

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

17.	FAIR VALUE OF ASSETS AND LIABLITIES

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

Securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities.  All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof.  Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$227,708	$—	$227,708
Marketable equity securities	6,737	—	—	6,737
Interest rate swaps	—	149	—	149
Total assets	$6,737	$227,857	$—	$234,594

Liabilities:
Interest rate swaps	$—	$1,947	$—	$1,947

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$253,748	$—	$253,748
Marketable equity securities	6,408	—	—	6,408
Total assets	$6,408	$253,748	$—	$260,156

Liabilities:
Interest rate swaps	$—	$1,259	$—	$1,259

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2019 and 2018.

Year Ended
	At December 31, 2019			December 31, 2019
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired Loans	$—	$—	$1,836	$1,327

Year Ended
	At December 31, 2018			December 31, 2018
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired Loans	$—	$—	$1,676	$612

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2019 and 2018.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$24,741	$24,741	$—	$—	$24,741
Securities available-for-sale	227,708	—	227,708	—	227,708
Marketable equity securities	6,737	6,737	—	—	6,737
Federal Home Loan Bank of Boston and other restricted stock	14,477	—	—	14,477	14,477
Loans - net	1,761,932	—	—	1,729,150	1,729,150
Accrued interest receivable	5,313	—	—	5,313	5,313
Mortgage servicing rights	219	—	345	—	345
Derivative asset	149	—	149	—	149

Liabilities:
Deposits	1,677,864	—	—	1,679,851	1,679,851
Short-term borrowings	35,000	—	35,004	—	35,004
Long-term debt	205,515	—	205,850	—	205,850
Accrued interest payable	525	—	—	525	525
Derivative liabilities	1,947	—	1,947	—	1,947

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$26,789	$26,789	$—	$—	$26,789
Securities available-for-sale	253,748	—	253,748	—	253,748
Marketable equity securities	6,408	6,408	—	—	6,408
Federal Home Loan Bank of Boston and other restricted stock	14,695	—	—	14,695	14,695
Loans - net	1,684,804	—	—	1,631,558	1,631,558
Accrued interest receivable	5,652	—	—	5,652	5,652
Mortgage servicing rights	286	—	456	—	456

Liabilities:
Deposits	1,595,993	—	—	1,592,521	1,592,521
Short-term borrowings	59,250	—	59,247	—	59,247
Long-term debt	208,018	—	206,789	—	206,789
Accrued interest payable	530	—	—	530	530
Derivative liabilities	1,259	—	1,259	—	1,259

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

The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in western Massachusetts and northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings and time deposits, cash management, and wealth management. Substantially all of the Company’s revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the years ended December 31, 2019, 2018 or 2017.

19.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2019	2018
	(In thousands)
ASSETS:
Cash equivalents	$158	$74
Investment in subsidiaries	219,476	225,238
ESOP loan receivable	5,717	6,419
Other assets	12,650	12,164
TOTAL ASSETS	238,001	243,895

LIABILITIES:
ESOP loan payable	5,717	6,419
Other liabilities	260	447
EQUITY	232,024	237,029
TOTAL LIABILITIES AND EQUITY	$238,001	$243,895

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
INCOME:
Dividends from subsidiaries	$25,063	$28,712	$8,561
ESOP loan interest income	514	571	629
Other income	1	1	4
Total income	25,578	29,284	9,194

OPERATING EXPENSE:
Salaries and employee benefits	1,647	1,837	1,646
ESOP interest	514	571	629
Other expenses	352	286	298
Total operating expense	2,513	2,694	2,573

Income before equity in undistributed income of subsidiaries and income taxes	23,065	26,590	6,621
Equity in undistributed (loss) income of subsidiaries	(10,203)	(10,717)	4,188
Net income before taxes	12,862	15,873	10,809
Income tax benefit	(487)	(535)	(1,511)
Net income	$13,349	$16,408	$12,320

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,349	$16,408	$12,320
Equity in undistributed loss (income) of subsidiaries	10,203	10,717	(4,188)
Change in other liabilities	(668)	(610)	(833)
Change in other assets	216	(919)	(2,330)
Other, net	1,607	1,805	1,607
Net cash provided by operating activities	24,707	27,401	6,576

INVESTING ACTIVITIES:
Purchase of securities	(140)	(127)	(106)
Sales of securities	140	127	106
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(5,274)	(4,641)	(3,579)
Common stock repurchased	(19,455)	(22,920)	(9,314)
Issuance of common stock in connection with stock option exercises	106	114	5,465
Net cash used in financing activities	(24,623)	(27,447)	(7,428)

NET CHANGE IN CASH AND CASH EQUIVALENTS	84	(46)	(852)

CASH AND CASH EQUIVALENTS
Beginning of year	74	120	972
End of year	$158	$74	$120
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$(221)	$(83)	$(151)

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$20,060	$20,215	$20,804	$21,037
Interest expense	5,734	6,014	6,276	6,113

Net interest and dividend income	14,326	14,201	14,528	14,924

Provision for loan losses	50	350	1,275	1,000

Gain (loss) on available-for-sale securities, net	35	(96)	49	(85)
Unrealized gains (losses) on marketable equity securities, net	70	79	45	(29)
Swap fee income	8	206	55	205
Other non-interest income	2,058	2,328	2,462	2,315
Non-interest income	2,171	2,517	2,611	2,406

Non-interest expense	12,023	12,140	11,740	11,905

Income before income taxes	4,424	4,228	4,124	4,425
Income tax provision	994	971	899	988
Net income	$3,430	$3,257	$3,225	$3,437

Basic earnings per share	$0.13	$0.13	$0.12	$0.13
Diluted earnings per share	$0.13	$0.12	$0.12	$0.13

	2018

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$18,732	$20,464	$19,605	$20,189
Interest expense	4,010	4,599	5,000	5,369

Net interest and dividend income	14,722	15,865	14,605	14,820

Provision for loan losses	500	750	350	300

Gain on disposal of other real estate owned	48	—	—	—
Loss on available-for-sale securities, net	(201)	(49)	—	(31)
Unrealized (losses) gains on marketable equity securities, net	(106)	(41)	(43)	48
Swap fee income	—	131	—	—
Bank-owned life insurance death benefit	—	715	—	—
Other non-interest income	2,025	2,177	2,339	2,221
Non-interest income	1,766	2,933	2,296	2,238

Non-interest expense	11,426	11,546	11,572	11,693

Income before income taxes	4,562	6,502	4,979	5,065
Income tax provision	1,043	1,364	1,070	1,223
Net income	$3,519	$5,138	$3,909	$3,842

Basic earnings per share	$0.12	$0.18	$0.14	$0.14
Diluted earnings per share	$0.12	$0.18	$0.14	$0.14

F-50

21.	SUBSEQUENT EVENTS

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP.

The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued. From the period January 1, 2020 through March 11, 2020, the Company has repurchased 953,243 shares of its common stock under the 2019 Plan at an average price of $8.01, which resulted in a decrease to shareholders’ equity of $7.6 million.