Form 10-Q
period 2020-03-31
Western New England Bancorp, Inc.
filed 2020-05-11
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 001-16767

Western New England Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

141 Elm Street, Westfield, Massachusetts	01086
(Address of principal executive offices)	(Zip Code)

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

At May 5, 2020 the registrant had 25,644,334 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;

●	actions governments, businesses and individuals take in response to the COVID-19 pandemic;

●	the pace of recovery when the COVID-19 pandemic subsides;

●	changes in the interest rate environment that reduce margins;

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$16,298	$16,640
Federal Funds Sold	1,453	1,635
Interest-bearing deposits and other short-term investments	8,924	6,466
Cash and cash equivalents	26,675	24,741

Securities available-for-sale, at fair value	215,118	227,708
Marketable equity securities, at fair value	6,875	6,737
Federal Home Loan Bank stock and other restricted stock , at cost	11,994	14,477
Loans, net of allowance for loan losses of $15,837 and $14,102 at March 31, 2020 and December 31, 2019, respectively	1,788,338	1,761,932
Premises and equipment, net	24,147	23,763
Accrued interest receivable	5,220	5,313
Bank-owned life insurance	71,492	71,051
Deferred tax asset, net	8,329	9,161
Goodwill	12,487	12,487
Core deposit intangible	3,219	3,312
Other assets	16,434	20,794
Total Assets	$2,190,328	$2,181,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$394,669	$393,303
Interest-bearing	1,311,315	1,284,561
Total deposits	1,705,984	1,677,864

Short-term borrowings	45,000	35,000
Long-term debt	177,358	205,515
Other liabilities	34,177	31,073
Total Liabilities	1,962,519	1,949,452

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 25,644,334 shares issued and outstanding at March 31, 2020; 26,557,981 shares issued and outstanding at December 31, 2019	256	266
Additional paid-in capital	157,133	164,248
Unearned compensation - ESOP	(4,430)	(4,574)
Unearned compensation - Equity Incentive Plan	(1,850)	(1,124)
Retained earnings	82,968	82,176
Accumulated other comprehensive loss	(6,268)	(8,968)
TOTAL SHAREHOLDERS’ EQUITY	227,809	232,024
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,190,328	$2,181,476

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2020	2019
Interest and dividend income:
Residential and commercial real estate loans	$15,654	$14,971
Commercial and industrial loans	3,006	3,002
Consumer loans	87	85
Debt securities, taxable	1,346	1,629
Debt securities, tax-exempt	17	20
Equity securities	36	41
Other investments	182	236
Short-term investments	62	76
Total interest and dividend income	20,390	20,060

Interest expense:
Deposits	4,236	3,969
Long-term debt	1,014	1,139
Short-term borrowings	587	626
Total interest expense	5,837	5,734
Net interest and dividend income	14,553	14,326

Provision for loan losses	2,100	50
Net interest and dividend income after provision for loan losses	12,453	14,276

Non-interest income:
Service charges and fees	1,774	1,633
Income from BOLI	441	425
Gain on available-for-sale securities, net	23	35
Net unrealized gains on marketable equity securities	102	70
Other income	185	8
Total non-interest income	2,525	2,171

Non-interest expense:
Salaries and employees benefits	7,172	6,780
Occupancy	1,167	1,171
Furniture and equipment	391	405
Data processing	715	665
Professional fees	599	705
FDIC insurance assessment	151	176
Advertising	252	364
Other expenses	1,867	1,757
Total non-interest expense	12,314	12,023
Income before income taxes	2,664	4,424
Income tax provision	584	994
Net income	$2,080	$3,430

Earnings per common share:
Basic earnings per share	$0.08	$0.13
Weighted average shares outstanding	25,565,138	27,037,520
Diluted earnings per share	$0.08	$0.13
Weighted average diluted shares outstanding	25,617,920	27,153,160

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$2,080	$3,430

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities:
Unrealized holding gains	4,150	4,334
Reclassification adjustment for net gains realized in income (1)	(23)	(35)
Unrealized gains	4,127	4,299
Tax effect	(999)	(1,113)
Net-of-tax amount	3,128	3,186

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	(1,123)	(328)
Reclassification adjustment for loss realized in interest expense (2)	163	68
Reclassification adjustment for termination fee realized in interest expense (3)	266	264
Unrealized (losses) gains on cash flow hedges	(694)	4
Tax effect	195	(1)
Net-of-tax amount	(499)	3

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss(4)	99	32
Tax effect	(28)	(9)
Net-of-tax amount	71	23

Other comprehensive income	2,700	3,212

Comprehensive income	$4,780	$6,642

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $5,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively.
(2)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $46,000 and $19,000 for the three months ended March 31, 2020 and 2019, respectively.
(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $75,000 and $74,000 for the three months ended March 31, 2020 and 2019.
(4)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $28,000 and $9,000 for the three months ended March 31, 2020 and 2019, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	3,430	3,212	6,642
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)						(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	60	149	—	—	—	209
Share-based compensation - equity incentive plan	—	—	—	—	195	—	—	195
Forfeited equity incentive plan shares reissued (5,835 shares)	—	—	(45)	—	45	—	—	—
Common stock repurchased	(1,555,352)	(15)	(15,432)	—	—	—	—	(15,447)
Issuance of common stock in connection with stock option exercises	12,550	—	64	—	—	—	—	64
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,375)	—	(1,375)
BALANCE AT MARCH 31, 2019	26,953,429	$270	$167,812	$(5,022)	$(1,702)	$76,156	$(10,197)	$227,317

BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income	—	—	—	—	—	2,080	2,700	4,780
Common stock held by ESOP committed to be released (85,101 shares)	—	—	47	144	—	—	—	191
Share-based compensation - equity incentive plan	—	—	—	—	182	—	—	182
Forfeited equity incentive plan shares reissued (18,645 shares)	—	—	(186)	—	186	—	—	—
Common stock repurchased	(1,015,055)	(11)	(8,069)	—	—	—	—	(8,080)
Issuance of common stock in connection with equity incentive plan	101,408	1	1,093	—	(1,094)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,288)	—	(1,288)
BALANCE AT MARCH 31, 2020	25,644,334	$256	$157,133	$(4,430)	$(1,850)	$82,968	$(6,268)	$227,809

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$2,080	$3,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	50
Depreciation and amortization of premises and equipment	494	529
Accretion of purchase accounting adjustments, net	(72)	(10)
Amortization of core deposit intangible	93	94
Net amortization of premiums and discounts on securities and mortgage loans	589	540
Share-based compensation expense	182	195
ESOP expense	191	209
Net gain on available-for-sale securities	(23)	(35)
Net change in unrealized gain on marketable equity securities	(102)	(70)
Income from bank-owned life insurance	(441)	(425)
Net change in:
Accrued interest receivable	93	12
Other assets	4,114	(7,249)
Other liabilities	2,755	9,231
Net cash provided by operating activities	12,053	6,501

INVESTING ACTIVITIES:
Securities, available-for-sale:
Purchases	(22,345)	(15,294)
Proceeds from sales and redemption	8,243	21,642
Proceeds from calls, maturities, and principal collections	30,263	6,296
Loan originations and principal payments, net	(28,497)	15,912
Redemption of Federal Home Loan Bank of Boston stock	2,483	2,288
Purchases of premises and equipment	(888)	(374)
Proceeds from sale of premises and equipment	—	27
Net cash (used in) provided by investing activities	(10,741)	30,497

FINANCING ACTIVITIES:
Net increase in deposits	28,132	33,875
Net change in short-term borrowings	10,000	(24,250)
Repayment of long-term debt	(28,142)	(11,951)
Cash dividends paid	(1,288)	(1,375)
Common stock repurchased	(8,080)	(15,668)
Issuance of common stock in connection with stock option exercises	—	64
Net cash provided by (used in) financing activities	622	(19,305)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,934	17,693
Beginning of period	24,741	26,789
End of period	$26,675	$44,482

Supplemental cash flow information:
Interest paid	$5,790	$5,655
Taxes paid	575	832
Net change in cash due to broker for common stock repurchased	—	(221)

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits. The Bank operates 23 banking offices in western Massachusetts and northern Connecticut, and its primary sources of revenue are interest income from loans as well as interest income from investment securities. Our newest branch in Huntington, Massachusetts opened on February 25, 2020. In addition, we have announced plans to open two full-service branches in Bloomfield, Connecticut and West Hartford, Connecticut, which are currently undergoing construction and are anticipated to open in 2020. The West Hartford branch will be a Financial Solution Center and is expected to serve as our Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer (“MLO”).

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2020, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the year ending December 31, 2020. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2020 and 2019.

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Net income applicable to common stock	$2,080	$3,430

Average number of common shares issued	26,293	27,834
Less: Average unallocated ESOP Shares	(612)	(700)
Less: Average unvested equity incentive plan shares	(116)	(96)

Average number of common shares outstanding used to calculate basic earnings per common share	25,565	27,038
Effect of dilutive equity incentive plan	—	79
Effect of dilutive stock options	53	36
Average number of common shares outstanding used to calculate diluted earnings per common share	25,618	27,153

Basic earnings per share	$0.08	$0.13
Diluted earnings per share	$0.08	$0.13

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Net unrealized gains (losses) on securities available-for-sale	$3,734	$(393)
Tax effect	(928)	71
Net-of-tax amount	2,806	(322)

Fair value of derivatives used for cash flow hedges	(2,733)	(1,773)
Termination fee on cancelled cash flow hedges	(1,260)	(1,526)
Total derivatives	(3,993)	(3,299)
Tax effect	1,123	928
Net-of-tax amount	(2,870)	(2,371)

Unrecognized actuarial loss on the defined benefit plan	(8,629)	(8,728)
Tax effect	2,425	2,453
Net-of-tax amount	(6,204)	(6,275)

Accumulated other comprehensive loss	$(6,268)	$(8,968)

The following table presents changes in accumulated other comprehensive loss for the periods ended March 31, 2020 and 2019 by component:

	Securities	Derivatives	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive income	3,186	3	23	3,212
Balance at March 31, 2019	$(4,207)	$(2,767)	$(3,223)	$(10,197)

Balance at December 31, 2019	$(322)	$(2,371)	$(6,275)	$(8,968)
Current-period other comprehensive income	3,128	(499)	71	2,700
Balance at March 31, 2020	$(2,806)	$(2,870)	$(6,204)	$(6,268)

4. SECURITIES

Available-for-sale investment securities are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
State and municipal bonds	$2,716	$94	$—	$2,810
Corporate bonds	7,789	33	(477)	7,345
Total debt securities	10,505	127	(477)	10,155

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	190,560	4,192	(148)	194,604
U.S. government guaranteed mortgage-backed securities	10,319	132	(92)	10,359
Total mortgage-backed securities	200,879	4,324	(240)	204,963

Total available-for-sale	$211,384	$4,451	$(717)	$215,118

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$—	$(136)	$20,014
State and municipal bonds	2,718	95	—	2,813
Corporate bonds	7,800	88	(22)	7,866
Total debt securities	30,668	183	(158)	30,693

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	186,236	780	(1,015)	186,001
U.S. government guaranteed mortgage-backed securities	11,197	33	(216)	11,014
Total mortgage-backed securities	197,433	813	(1,231)	197,015

Total available-for-sale	$228,101	$996	$(1,389)	$227,708

At March 31, 2020, mortgage-backed securities with a fair value of $56.4 million were pledged to secure public deposits and for other purposes as required or permitted by law.

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

The amortized cost and fair value of available-for-sale debt securities at March 31, 2020, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	March 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities::
Due after one year through five years	$8,600	$8,161
Due after five years through ten years	323	362
Due after ten years	1,582	1,632
Total debt securities	10,505	10,155
Mortgage-backed securities	200,879	204,963
Total available-for-sale securities	$211,384	$215,118

Gross realized gains and losses on available-for-sale securities for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross gains realized	$148	$35
Gross losses realized	(125)	—
Net gains realized	$23	$35

Proceeds from the sales and redemptions of available-for-sale securities amounted to $8.2 million for the three months ended March 31, 2020, while proceeds from the redemption of available-for-sale securities amounted to $21.6 million for the three months ended March 31, 2019.

Information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2020
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$11	$1,906	$137	$9,245
U.S. government guaranteed mortgage-backed securities	—	—	92	3,514
Corporate bonds	477	4,208	—	—
Total available-for-sale	$488	$6,114	$229	$12,759

	December 31, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	$122	$42,834	$893	$70,581
U.S. government guaranteed mortgage-backed securities	13	2,783	203	4,688
Corporate bonds	16	1,623	6	3,046
Government-sponsored enterprise obligations	126	14,524	10	1,490
Total available-for-sale	$277	$61,764	$1,112	$79,805

During the three months ended March 31, 2020 and year ended December 31, 2019, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At March 31, 2020, management did not consider any debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Commercial real estate	$835,750	$816,886
Residential real estate:
Residential 1-4 family	597,740	597,727
Home equity	104,416	102,517
Commercial and industrial	256,687	248,893
Consumer	5,356	5,747
Total gross loans	1,799,949	1,771,770
Premiums and deferred loan fees and costs, net	4,226	4,264
Allowance for loan losses	(15,837)	(14,102)
Net loans	$1,788,338	$1,761,932

There were no residential real estate loan purchases during the three months ended March 31, 2020 and year ended December 31, 2019.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2020 and December 31, 2019, the Company was servicing commercial loans participated out to various other institutions totaling $24.0 million and $24.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2020, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (243 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.25%), and net cost to service loans ($83.58 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At March 31, 2020 and December 31, 2019, the Company was servicing residential mortgage loans owned by investors totaling $47.0 million and $48.2 million, respectively. Net service fee income of $14,000 and $18,000 was recorded for the three months ended March 31, 2020 and 2019, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at the beginning of year:	$219	$286
Capitalized mortgage servicing rights	—	—
Amortization	(16)	(17)
Balance at the end of period	$203	$269
Fair value at the end of period	$252	$416

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. The recent COVID-19 pandemic has put significant pressure on the local business community and increased unemployment. On March 23, 2020, the Governor of Massachusetts issued an emergency order requiring all businesses and organizations that do not provide COVID-19 Essential Services to close their physical workplaces and facilities to workers, customers and the public from March 24, 2020 until April 7, 2020, which was subsequently extended to May 18, 2020. Because of the mandated shutdowns, near the end of March 2020, a record number of individuals filed for unemployment benefits. Sectors that have been materially impacted include, but are not limited to: hospitality, retail, restaurant and food service, and fuel services. As of March 31, 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor at March 31, 2020 was based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook given the record number of unemployment benefits claims during the period. Excluding the COVID-19 qualitative factor category, there were no additional changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the periods presented for disclosure.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The extent to which COVID-19 impacts our borrower’s ability to repay and therefore the classification of a loan as impaired is highly uncertain and cannot be predicted with confidence as it is highly dependent upon the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance, if any, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

An analysis of changes in the allowance for loan losses by segment for the three months ended March 31, 2020 and 2019 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	24	108	(127)	28	17	50
Charge-offs	(116)	(94)	(37)	(46)	—	(293)
Recoveries	37	1	4	27	—	69
Balance at March 31, 2019	$5,205	$3,571	$2,954	$144	$5	$11,879

Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision (credit)	1,010	357	655	61	17	2,100
Charge-offs	(37)	(106)	(199)	(37)	—	(379)
Recoveries	—	1	1	12	—	14
Balance at March 31, 2020	$7,780	$4,172	$3,640	$239	$6	$15,837

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2020
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	7,780	4,172	3,640	239	6	15,837
Total allowance for loan losses	$7,780	$4,172	$3,640	$239	$6	$15,837

Impaired loans	$11,025	$3,535	$741	$39	$—	$15,340
Non-impaired loans	816,742	696,070	255,196	5,317	—	1,773,325
Impaired loans acquired with deteriorated credit quality	7,983	2,551	750	—	—	11,284
Total loans	$835,750	$702,156	$256,687	$5,356	$—	$1,799,949

December 31, 2019
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	6,807	3,920	3,183	203	(11)	14,102
Total allowance for loan losses	$6,807	$3,920	$3,183	$203	$(11)	$14,102

Impaired loans	$3,457	$3,575	$588	$42	$—	$7,662
Non-impaired loans	805,007	694,080	247,499	5,705	—	1,752,291
Impaired loans acquired with deteriorated credit quality	8,422	2,589	806	—	—	11,817
Total loans	$816,886	$700,244	$248,893	$5,747	$—	$1,771,770

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
March 31, 2020
Commercial real estate	$1,473	$423	$3,273	$5,169	$830,581	$835,750	$3,653
Residential real estate:
Residential	2,477	1,463	834	4,774	592,966	597,740	4,551
Home equity	185	123	149	457	103,959	104,416	311
Commercial and industrial	1,212	358	442	2,012	254,675	256,687	1,110
Consumer	17	4	15	36	5,320	5,356	39
Total loans	$5,364	$2,371	$4,713	$12,448	$1,787,501	$1,799,949	$9,664

December 31, 2019
Commercial real estate	$2,784	$1,234	$2,637	$6,655	$810,231	$816,886	$3,843
Residential real estate:
Residential	2,574	683	1,433	4,690	593,037	597,727	4,548
Home equity	80	38	149	267	102,250	102,517	445
Commercial and industrial	1,356	645	148	2,149	246,744	248,893	1,003
Consumer	24	—	17	41	5,706	5,747	42
Total loans	$6,818	$2,600	$4,384	$13,802	$1,757,968	$1,771,770	$9,881

Impaired Loans.

The following is a summary of impaired loans by class:

				Three Months Ended
	At March 31, 2020			March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$19,008	$21,040	$—	$15,443	$110
Residential real estate	5,687	6,479	—	5,691	14
Home equity	399	454	—	434	3
Commercial and industrial	1,491	3,889	—	1,443	57
Consumer	39	52	—	40	—
Total impaired loans	$26,624	$31,914	$—	$23,051	$184

				Three Months Ended
	At December 31, 2019			March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$11,879	$13,914	$—	$16,856	$131
Residential real estate	5,695	6,383	—	7,190	44
Home equity	469	539	—	417	—
Commercial and industrial	1,394	4,192	—	3,718	37
Consumer	42	56	—	57	—
Total impaired loans	$19,479	$25,084	$—	$28,238	$212

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on non-accrual impaired loans during the three months ended March 31, 2020 and March 31, 2019. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. As of March 31, 2020, we have lent an additional $169,000 to a customer with a loan relationship already classified as impaired. The new loan was designated impaired and classified as a TDR at March 31, 2020, and is included in the table below. At March 31, 2020, we had not committed to lend any additional funds for loans that are classified as impaired. Payments received on performing impaired loans are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three months ended March 31, 2020 and 2019 pertained to performing TDRs and purchased impaired loans.

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

Loans modifications classified as TDRs during the three months ended March 31, 2020 are included in the table below. There were no loan modifications classified as TDRs during the three month ended March 31, 2019. During the three months ended March 31, 2020 and 2019, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	1	$169	$169
Total	1	$169	$169

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of March 31, 2020 and 2019.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2019	$20,689	$15,909	$4,780	$4,092	$11,817
Collections	(964)	(608)	(356)	(108)	(500)
Dispositions	(238)	(238)	—	(205)	(33)
Balance at March 31, 2020	$19,487	$15,063	$4,424	$3,779	$11,284

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(702)	(646)	(56)	(158)	(488)
Dispositions	(71)	(71)	—	(31)	(40)
Balance at March 31, 2019	$24,020	$19,166	$4,854	$4,665	$14,501

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2020
Pass (Rated 1 – 4)	$784,437	$592,084	$103,942	$218,714	$5,318	$1,704,495
Special Mention (Rated 5)	20,931	—	—	14,932	—	35,863
Substandard (Rated 6)	30,382	5,656	474	23,041	38	59,591
Total	$835,750	$597,740	$104,416	$256,687	$5,356	$1,799,949

December 31, 2019
Pass (Rated 1 – 4)	$766,124	$591,911	$101,908	$222,847	$5,705	$1,688,495
Special Mention (Rated 5)	23,138	—	—	2,796	—	25,934
Substandard (Rated 6)	27,624	5,816	609	23,250	42	57,341
Total	$816,886	$597,727	$102,517	$248,893	$5,747	$1,771,770

6. GOODWILL AND OTHER INTANGIBLES

Goodwill.

At March 31, 2020 and December 31, 2019, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three months ended March 31, 2020 or the year ended December 31, 2019. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $93,000 for the three months ended March 31, 2020 and March 31, 2019. At March 31, 2020, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.3 million thereafter.

7. SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the three months ended March 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	218,214	$6.42	2.62	$695
Exercised	—	—	—	—
Outstanding at March 31, 2020	218,214	$6.42	2.37	$77

Exercisable at March 31, 2020	218,214	$6.42	2.37	$77

Cash received for options exercised during the three months ended March 31, 2019 was $64,000. There were no options exercised during the three months ended March 31, 2020.

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

In January 2015, there were 48,560 shares granted under the RSA Plan. These shares vest ratably over five years. The fair market value of shares awarded are based on the market price at the grant date and recorded as unearned compensation. The shares are amortized over the applicable vesting period, with the final tranche of shares vesting in January of 2020.

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the RSA Plan, whereby shares will be granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the award is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

In May 2017, there were 89,042 shares granted. Of the 89,042 shares, 55,159 shares are time-based, with 21,276 vesting in one year and 33,883 vesting ratably over a three-year period. The remaining 33,883 shares granted were performance-based and are subject to the achievement of the 2017 performance metric. Vesting is realized after a three-year period. The primary performance metric for 2017 grants was return on equity. Performance-based shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period. Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance).

As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold, target and maximum metrics for 2019 under the 2017 grant are as follows:

	Return on Equity Metrics
Performance Period Ending	Original Threshold	Adjusted Threshold	Original Target	Adjusted Target	Original Maximum	Adjusted Maximum
December 31, 2019	6.50%	7.09%	7.20%	7.85%	7.90%	8.61%

As of December 31, 2019, the three-year performance period for the 2017 grants ended. Performance-based shares were earned based on the Company achieving the annual 2017 performance metrics adjusted threshold, target or maximum metrics at the end of each year of the three-year performance period. Of the original 33,883 performance-based shares granted in 2017, 15,898 performance-based shares vested and were issued to eligible recipients, while 17,985 shares were forfeited in February of 2020. Shares forfeited become available for reissuance under future grants.

In January 2018, there were 83,812 shares granted. Of the 83,812 shares, 50,852 shares were time-based, with 17,908 vesting in one year and 32,944 vesting ratably over a three-year period. The remaining 32,960 shares granted are performance-based and are subject to the achievement of the 2018 performance metric. The primary performance metric for 2018 grants was return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period.

The threshold, target and stretch metrics under the 2018 grant are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2019	6.85%	7.35%	7.75%
December 31, 2020	7.40%	7.90%	8.30%

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance).

In February 2019, there were 108,718 shares granted. Of the 108,718 shares, 64,496 shares were time-based, with 20,262 vesting in one year and 44,234 vesting ratably over a three-year period. The remaining 44,222 shares granted are performance-based and are subject to the achievement of the 2019 long-term incentive performance metric. The primary performance metric for 2019 grants was return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period.

The threshold, target and stretch metrics under the 2019 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2019	5.75%	6.13%	7.00%
December 31, 2020	6.00%	6.75%	7.75%
December 31, 2021	6.25%	7.00%	8.00%

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance).

In February 2020, there were 120,053 shares granted. Of the 120,053 shares, 69,898 shares were time-based, with 19,760 vesting in one year and 50,138 vesting ratably over a three-year period. The remaining 50,155 shares granted are performance-based and are subject to the achievement of the 2020 long-term incentive performance metrics, with 50% of the performance-shares vesting for each performance metric. The primary performance metrics for the 2020 grants were return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned. The threshold, target and stretch metrics under the 2020 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2020	5.00%	5.48%	6.00%
December 31, 2021	5.62%	6.24%	6.86%
December 31, 2022	6.29%	6.99%	7.69%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch
Three-year Cumulative Diluted Earnings Per Share	$1.50	$1.65	$1.80

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

At March 31, 2020, there were an additional 25,927 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at March 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	101,408	9.11
Shares forfeited	(16,803)	10.15
Shares vested	(41,894)	9.54
Shares reissued	18,645	9.11
Balance at March 31, 2020	234,222	$9.67

We recorded total expense for restricted stock awards of $182,000 and $195,000 for the three months ended March 31, 2020 and 2019, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Borrowings from the Federal Reserve Bank (“FRB”) Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged.

FHLB advances with an original maturity of less than one year totaled $45.0 million and $35.0 million at March 31, 2020 and December 31, 2019 with a weighted average rate of 0.71% and 1.86%, respectively. At March 31, 2020, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow up to approximately $247.8 million from the FHLB.

In addition, at March 31, 2020 and December 31, 2019, the Company had an available Ideal Way line of credit with the FHLB for up to $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily and the portion not repaid will be automatically renewed. At March 31, 2020 and December 31, 2019, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at March 31, 2020 and 2019. We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under this line at March 31, 2020 and 2019. As of March 31, 2020, we also have an available line of credit of $23.9 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at March 31, 2020 or December 31, 2019.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At March 31, 2020, we had $177.4 million in long-term debt with the FHLB, compared to $205.5 million in long-term debt with the FHLB at December 31, 2019.

9. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2020. No contributions have been made to the plan for the three months ended March 31, 2020. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Service cost	$356	$274
Interest cost	293	284
Expected return on assets	(382)	(308)
Amortization of actuarial loss	99	32
Net periodic pension cost	$366	$282

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

The following table presents information about interest rate swaps at March 31, 2020 and December 31, 2019:

March 31, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.5	0.74%	3.54%	$(2,777)
Non-hedging derivatives:
Loan-level swaps – dealer	13,688	13.2	3.40%	3.75%	(1,858)
Loan-level swaps – borrower	13,688	13.2	3.75%	3.40%	1,858
Total	$62,376				$(2,777)

December 31, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.7	1.89%	3.54%	$(1,798)
Non-hedging derivatives:
Loan-level swaps – dealer	6,484	13.2	3.45%	3.79%	(149)
Loan-level swaps – borrower	6,484	13.2	3.79%	3.45%	149
Total	$47,968				$(1,798)

At March 31, 2020, the Company had $35.0 million in derivatives designated as hedging instruments and $27.4 million in derivatives designated as non-hedging instruments, compared to $35.0 million in derivatives designated as hedging instruments and $13.0 million in derivatives designated as non-hedging instruments at December 31, 2019.

Cash Flow Hedges of Interest Rate Risk.

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish these objectives, we entered into interest rate swaps as part of our interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.

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

Non-hedging Derivatives.

Derivatives not designated as hedges are not speculative, but rather result from a service the Company provides to certain customers. The Company executes loan-level derivative products such as interest-rate swap agreements with commercial banking customers to aid them in managing their interest-rate risk by converting floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing the Company’s net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swap agreements associated with this program do not meet hedge accounting requirements, changes in the fair value are recognized directly in earnings.

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of March 31, 2020 and December 31, 2019.

March 31, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$2,777
Total derivatives designated as hedging instruments		$—		$2,777
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,858		$—
Interest rate swap – with counterparties		—	Other Liabilities	1,858
Total derivatives not designated as hedging instruments		$1,858		$1,858

December 31, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$1,798
Total derivatives designated as hedging instruments		$—		$1,798
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$149		$—
Interest rate swap – with counterparties		—	Other Liabilities	149
Total derivatives not designated as hedging instruments		$149		$149

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated:

	Amount of Loss Recognized in OCI on Derivative
	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest rate swaps	$(1,123)	$(328)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest rate swaps	$(429)	$(322)

During the next 12 months, we estimate that $1.8 million will be reclassified as an increase in interest expense.

Credit-risk-related Contingent Features.

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

At March 31, 2020 and December 31, 2019, we had a net liability position of $2.8 million and $1.8 million with our counterparties, respectively. As of March 31, 2020, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.9 million and $2.8 million in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at March 31, 2020, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$215,118	$—	$215,118
Marketable equity securities	6,875	—	—	6,875
Interest rate swaps	—	1,858	—	1,858
Total assets	$6,875	$216,976	$—	$223,851

Liabilities:
Interest rate swaps	$—	$4,635	$—	$4,635

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$227,708	$—	$227,708
Marketable equity securities	6,737	—	—	6,737
Interest rate swaps	—	149	—	149
Total assets	$6,737	$227,857	$—	$234,594

Liabilities:
Interest rate swaps	$—	$1,947	$—	$1,947

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at March 31, 2020 and December 31, 2019. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended
	March 31, 2020			March 31, 2020
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$78	$106

	At			Three Months Ended
	December 31, 2019			March 31, 2019
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired loans	$—	$—	$1,836	$130

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

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$26,675	$26,675	$—	$—	$26,675
Securities available-for-sale	215,118	—	215,118	—	215,118
Marketable equity securities	6,875	6,875	—	—	6,875
Federal Home Loan Bank of Boston and other restricted stock	11,994	—	—	11,994	11,994
Loans - net	1,788,338	—	—	1,764,293	1,764,293
Accrued interest receivable	5,220	—	—	5,220	5,220
Mortgage servicing rights	203	—	252	—	252
Derivative assets	1,858	—	1,858	—	1,858

Liabilities:
Deposits	1,705,984	—	—	1,711,946	1,711,946
Short-term borrowings	45,000	—	45,030	—	45,030
Long-term debt	177,358	—	179,661	—	179,661
Accrued interest payable	572	—	—	572	572
Derivative liabilities	4,635	—	4,635	—	4,635

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$24,741	$24,741	$—	$—	$24,741
Securities available-for-sale	227,708	—	227,708	—	227,708
Marketable equity securities	6,737	6,737	—	—	6,737
Federal Home Loan Bank of Boston and other restricted stock	14,477	—	—	14,477	14,477
Loans - net	1,761,932	—	—	1,729,150	1,729,150
Accrued interest receivable	5,313	—	—	5,313	5,313
Mortgage servicing rights	219	—	345	—	345
Derivative assets	149	—	149	—	149

Liabilities:
Deposits	1,677,864	—	—	1,679,851	1,679,851
Short-term borrowings	35,000	—	35,004	—	35,004
Long-term debt	205,515	—	205,850	—	205,850
Accrued interest payable	525	—	—	525	525
Derivative liabilities	1,947	—	1,947	—	1,947

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes and modifies the previously required disclosures relating to fair value measurements. Specifically, the ASU removes the required disclosure of amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation process for Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of a reporting period. It also modifies the required roll forward of Level 3 fair value measurements to a disclosure of any transfers into and out of Level 3, increases disclosure for investments in entities that calculate net asset value, and clarifies the measurement of uncertainty disclosure. The ASU became effective for the Company on January 1, 2020, and as this standard relates to disclosures, its adoption did not have a material impact on our consolidated financial statements.

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2020 in the context of this strategy.

●	Net income was $2.1 million, or $0.08 per diluted share, for the three months ended March 31, 2020, compared to $3.4 million, or $0.13 per diluted share, for the same period in 2019.

●	The provision for loan losses was $2.1 million for the three months ended March 31, 2020, compared to $50,000 for the same period in 2019.

●	Net interest income increased $227,000, or 1.6%, to $14.6 million, for the three months ended March 31, 2020, from $14.3 million, for the three months ended March 31, 2019. The increase in net interest income was due to an increase of $330,000, or 1.6%, in interest and dividend income, partially offset by an increase in interest expense of $103,000, or 1.8%. Net interest income included $82,000 and $22,000 in favorable purchase accounting adjustments for the three months ended March 31, 2020 and 2019, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2020. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2019 Annual Report.

RECENT DEVELOPMENTS: CORONAVIRUS PANDEMIC RESPONSE AND ACTIONS.

During the first quarter of 2020, the Company has responded to the ongoing coronavirus (“COVID-19”) pandemic while prioritizing the health and safety of its community. On March 23, 2020, the Governor of Massachusetts issued an emergency order requiring all businesses and organizations that do not provide COVID-19 “essential services” to close their physical workplaces and facilities to workers, customers and the public from March 24, 2020 until April 7, 2020, which was subsequently extended to May 18, 2020 and may be further extended. As a consequence of the order, we closed our branches and started the transition to working remotely. Our drive-up windows and ATMs remain open and we continue to service our customers through scheduled appointments and online channels.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The COVID-19 global public health crisis and the resulting “stay-at-home” orders have resulted in widespread volatility, severe disruptions in the U.S. economy at large, and for small businesses in particular, deterioration in household, business, economic and market conditions. In addition, the emergency stay-at-home order in Massachusetts has put significant pressure on the local business community.  The sectors that have been materially impacted include, but are not limited to: accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade.

Loan Portfolio:

The following table provides information with respect to the composition of our loan portfolio at March 31, 2020:

Industry	Percentage of Total Loan Portfolio	Percentage of Risk- Based Capital
Apartments	10%	79%
Office	6%	45%
Retail/shopping center	6%	49%
Manufacturing	5%	40%
Wholesale	4%	33%
Industrial	3%	24%
Hotels	3%	24%
New and used auto sales/service	3%	23%
Health care and social assistance	2%	20%
Educational services	2%	18%
Nursing homes and assisted living	2%	18%
Contractors (16-types)	2%	16%
Lessors of residential buildings and dwellings	2%	15%
Mixed use	2%	15%
Retail trade	2%	14%
Other (1)	8%	64%
Residential – owner occupied	39%	314%

Although the Bank's loan portfolio contains impacted sectors, the concentration limits remain acceptable, with no sector, excluding residential, representing more than 100% of the Bank's risk-based capital.  The Company monitors lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As stated above, as a result of the COVID-19 pandemic, the Company identified sectors that have been materially impacted including, but not limited to: accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade. These sectors potentially carry a higher level of credit risk, as many of these borrowers have incurred a significant negative impact to their businesses resulting from the governmental stay-at-home orders as well as travel limitations. In addition, the Company has a negligible exposure to the fuel services sector, as loans outstanding totaled $18.0 million, or 1.0%, of total loans at March 31, 2020.

Paycheck Protection Program.

The Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”), was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a Preferred Lender with the SBA, the Company was in a position to react immediately to the PPP component of the CARES Act launched by the Treasury and the SBA. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

The Company is doing its part by participating in the PPP loan program. As of April 16, 2020, the Company received funding approval from the SBA for over 600 applications totaling approximately $185 million, with processing fees estimated to total approximately $5.5 million. As of April 16, 2020, the SBA funds allocated in the original PPP authorization were fully utilized. The Company has a large pipeline of qualified, pending applicants waiting for the second round to be approved by the SBA, which was announced on April 21, 2020.

Loan Modifications/Troubled Debt Restructurings.

The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, have encouraged financial institutions to work “prudently” with borrowers who request loan modifications or deferrals as a result of the economic impacts of COVID-19. Pursuant to Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Financial institutions can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting under U.S. GAAP. The Company has adopted this policy election to address COVID-19 loan modification requests that have been received from the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency.

As a result of the COVID-19 pandemic, the Company has received a significant number of requests to modify loan terms to allow for short-term deferral of principal and/or interest payments, and is currently working with the borrowers to facilitate the requests. The Company granted deferred loan payments for impacted commercial, residential and consumer customers who have experienced financial hardship due to COVID-19. The loan payment deferrals can be up to 90 days, depending upon the financial needs of each customer. As of April 17, 2020, the deferred loan payment commitments totaled $170.6 million, or 321 loans, for which principal and interest payments were deferred.

Details with respect to actual loan modifications as of April 17, 2020 are as follows:

Type of Loan	Number of Loans	Balance
		(In thousands)
Commercial and industrial	154	$16,015
One-to-four-family residential real estate (1)	83	19,079
Commercial real estate	68	106,324
Multi-family real estate	9	29,100
Consumer	7	81
Total	321	$170,599

(1) Includes home equity loans and lines of credit.

Allowance for Loan Losses.

The COVID-19 pandemic materially impacted the Company’s determination of the allowance for loan losses at March 31, 2020. In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. Near the end of March 2020, a record number of Americans filed for unemployment benefits. The global pandemic could cause the Company to experience higher credit losses in its lending portfolio, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation - "Economic Impact of COVID-19". The allocation of additional reserves at March 31, 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook as described above. The Company’s provision for loan losses was $2.1 million at March 31, 2020, and based upon these considerations, approximately $1.0 million of the provision at March 31, 2020 related to COVID-19 pandemic factors. The Company is continuing to monitor COVID-19’s impact on its business and its customers, however, the extent to which COVID-19 will impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019

At March 31, 2020, total assets were $2.2 billion, an increase of $8.9 million, or 0.4%, from December 31, 2019. During the same period, total loans increased $28.1 million, or 1.6%, and cash and cash equivalents increased $1.9 million, or 7.8%, both partially offset by a decrease in securities of $12.5 million, or 5.3%, from December 2019.

Total loans were $1.8 billion, an increase of $28.1 million, or 1.6%, from December 31, 2019, due to an increase in commercial real estate loans of $18.9 million, or 2.3%, an increase in commercial and industrial loans of $7.8 million, or 3.1%, and an increase in residential loans, including home equity loans, of $1.9 million, or 0.3%.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $139,000 and $328,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, non-performing loans decreased $217,000, or 2.2%, to $9.7 million, or 0.54% of total loans, compared to $9.9 million, or 0.56% of total loans, at December 31, 2019. At March 31, 2020, there were no loans 90 or more days past due and still accruing interest. At March 31, 2020, non-performing assets to total assets was 0.44%, compared to 0.45% at December 31, 2019. The allowance for loan losses as a percentage of total loans was 0.88% at March 31, 2020 and 0.79% at December 31, 2019. At March 31, 2020, the allowance for loan losses as a percentage of non-performing loans was 163.9%, compared to 142.7% at December 31, 2019. The allowance for loan losses as a percentage of total loans, excluding loans acquired, which were recorded at fair value with no related allowance for loan losses, was 1.09% at March 31, 2020 and 1.01% at December 31, 2019. A summary of our non-accrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At March 31, 2020, total deposits were $1.7 billion, an increase of $28.1 million, or 1.7%, from December 31, 2019. Core deposits, which the Company defines as all deposits except time deposits, increased $31.7 million, or 3.1%, from $1.0 billion, or 61.1% of total deposits, at December 31, 2019, to $1.1 billion, or 62.0% of total deposits, at March 31, 2020. Non-interest-bearing deposits increased $1.4 million, or 0.4%, to $394.7 million, money market accounts increased $25.8 million, or 5.9%, to $461.2 million, savings accounts increased $7.5 million, or 5.9%, to $133.8 million compared to December 31, 2019, and interest-bearing checking accounts decreased $2.9 million, or 4.1%, to $67.3 million. Time deposits decreased $3.6 million, or 0.6%, from $652.6 million at December 31, 2019 to $649.0 million at March 31, 2020. Brokered deposits, which are included within time deposits, were $21.5 million at March 31, 2020 and December 31, 2019.

FHLB advances decreased $18.1 million, or 7.6%, from $240.5 million at December 31, 2019, to $222.4 million at March 31, 2020. The Company utilized the increase in deposit balances and the decrease in investment securities during the quarter to pay down FHLB borrowings. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

At March 31, 2020, shareholders’ equity was $227.8 million, or 10.4% of total assets, compared to $232.0 million, or 10.6% of total assets, at December 31, 2019. The decrease in shareholders’ equity during the three months ended March 31, 2020 reflects $8.1 million for the repurchase of the Company’s shares during the quarter and the payment of regular cash dividends of $1.3 million, partially offset by net income of $2.1 million and a decrease of $2.7 million in accumulated other comprehensive loss. Total shares outstanding as of March 31, 2020 were 25,644,334.

During the three months ended March 31, 2020, the Company repurchased 1,009,731 shares of stock under its previously announced repurchase plan (the “2019 Plan”). At March 31, 2020, there were 117,135 shares available to repurchase under the 2019 plan. On March 24, 2020, the Board of Directors approved a suspension of the 2019 plan in response to the COVID-19 pandemic. In addition, on April 2, 2020, the Company withdrew its request to regulators to authorize an additional $12 million in capital for buybacks. This action is effective until further notice, but the Company retains the ability to reinstate its buyback program as soon as circumstances warrant.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future.

The Company’s book value per share increased by $0.14, or 1.6%, to $8.88 at March 31, 2020, from $8.74 at December 31, 2019. The Company’s tangible book value per share increased by $0.13, or 1.6%, to $8.27 at March 31, 2020 from $8.14 at December 31, 2019. The Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

General.

Net income was $2.1 million, or $0.08 per diluted share, for the three months ended March 31, 2020, compared to $3.4 million, or $0.13 per diluted share, for the same period in 2019. Net interest income was $14.6 million and $14.3 million for the three months ended March 31, 2020 and 2019, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2020 and 2019, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,782,500	$18,876	4.26%	$1,684,094	$18,179	4.38%
Securities(2)	225,933	1,404	2.50	259,179	1,695	2.65
Other investments - at cost	16,762	182	4.37	15,942	236	6.00
Short-term investments(3)	17,557	62	1.42	15,112	76	2.04
Total interest-earning assets	2,042,752	20,524	4.04	1,974,327	20,186	4.15
Total non-interest-earning assets	137,665			133,870
Total assets	$2,180,417			$2,108,197

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$70,209	$75	0.43%	$72,934	$81	0.45%
Savings accounts	131,868	34	0.10	122,608	33	0.11
Money market accounts	446,234	753	0.68	395,215	556	0.57
Time deposits	651,424	3,374	2.08	673,852	3,299	1.99
Total interest-bearing deposits	1,299,735	4,236	1.31	1,264,609	3,969	1.27
Short-term borrowings and long-term debt	231,989	1,601	2.78	248,982	1,765	2.87
Interest-bearing liabilities	1,531,724	5,837	1.53	1,513,591	5,734	1.54
Non-interest-bearing deposits	388,590			344,273
Other non-interest-bearing liabilities	29,466			20,370
Total non-interest-bearing liabilities	418,056			364,643

Total liabilities	1,949,780			1,878,234
Total equity	230,637			229,963
Total liabilities and equity	$2,180,417			$2,108,197
Less: Tax-equivalent adjustment(2)		(134)			(126)
Net interest and dividend income		$14,553			$14,326
Net interest rate spread			2.48%			2.58%
Net interest rate spread, on a tax equivalent basis(4)			2.51%			2.61%
Net interest margin			2.87%			2.94%
Net interest margin, on a tax equivalent basis(5)			2.89%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.36%			130.44%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.
(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,071	$(374)	$697
Securities (1)	(219)	(72)	(291)
Other investments - at cost	12	(66)	(54)
Short-term investments	12	(26)	(14)
Total interest-earning assets	876	(538)	338

Interest-bearing liabilities
Interest-bearing checking accounts	(3)	(3)	(6)
Savings accounts	3	(2)	1
Money market accounts	72	125	197
Time deposits	(111)	186	75
Short-term borrowing and long-time debt	(121)	(43)	(164)
Total interest-bearing liabilities	(160)	263	103
Change in net interest and dividend income (1)	$1,036	$(801)	$235

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $227,000, or 1.6%, to $14.6 million, for the three months ended March 31, 2020, from $14.3 million, for the three months ended March 31, 2019. The increase in net interest income was due to an increase in interest and dividend income of $330,000, or 1.6%, partially offset by an increase in interest expense of $103,000 or 1.8%. Net interest income included $82,000 and $22,000 in favorable purchase accounting adjustments for the three months ended March 31, 2020 and 2019, respectively. The increase in interest expense was primarily due to an increase of $267,000, or 6.7%, in interest expense on deposits, partially offset by a decrease of $164,000, or 9.3%, in interest expense on borrowings.

The net interest margin was 2.87% for the three months ended March 31, 2020, compared to 2.94% for the three months ended March 31, 2019. The net interest margin, on a tax-equivalent basis, was 2.89% for the three months ended March 31, 2020, compared to 2.97% for the three months ended March 31, 2019. The purchase accounting adjustments increased net interest income by $82,000 and $22,000 during the three months ended March 31, 2020 and March 31, 2019, respectively. Excluding the purchase accounting adjustments, the net interest margin was 2.85% for the three months ended March 31, 2020 and 2.94% for the three months ended March 31, 2019.

The average yield on interest-earning assets decreased 11 basis points to 4.04% for the three months ended March 31, 2020, from 4.15% for the three months ended March 31, 2019. During the three months ended March 31, 2020, the average cost of funds decreased one basis point to 1.53%, from 1.54% for the three months ended March 31, 2019. The average cost of time deposits increased nine basis points to 2.08% for the three months ended March 31, 2020, from 1.99% for the three months ended March 31, 2019. The average cost of borrowings decreased nine basis points to 2.78% for the three months ended March 31, 2020 from 2.87% for the three months ended March 31, 2019.

Average interest-earning assets increased $68.4 million, or 3.5%, to $2.0 billion for the three months ended March 31, 2020. The increase in average interest-earning assets was due to an increase in average loans of $98.4 million, or 5.8%, and an increase in short-term and other investments of $3.3 million, or 10.6%, partially offset by a decrease in average securities of $33.2 million, or 12.8%.

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

The amount of the provision for loan losses during the three months ended March 31, 2020 was based upon the changes that occurred in the loan portfolio during that same period, which were discussed above. After evaluating these factors, we recorded a provision for loan losses of $2.1 million for the three months ended March 31, 2020, compared to $50,000 for the same period in 2019, primarily due to the impacts of the COVID-19 pandemic on multiple sectors. The allowance was $15.8 million and $14.1 million, respectively, and 0.88% of total loans at March 31, 2020 and 0.79% at December 31, 2019. At March 31, 2020, the allowance for loan losses as a percentage of nonperforming loans was 163.9%, compared to 142.7% at December 31, 2019. Net charge-offs were $365,000 for the three months ended March 31, 2020, compared to net charge-offs of $224,000 for the three months ended March 31, 2019.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. If the COVID-19 pandemic has an adverse effect on the ability of our borrowers to satisfy their obligations to us, the demand for our loans or our other products and services, other aspects of our business operations, or on financial markets, real estate markets, or economic growth, this could, depending on the extent of the loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

Non-interest Income.

Non-interest income increased $354,000, or 16.3%, to $2.5 million for the three months ended March 31, 2020, from $2.2 million for the three months ended March 31, 2019. Service charges and fees increased $141,000, or 8.6%, other income, due to swap fees on commercial loans, increased $177,000, income from bank-owned life insurance increased $16,000, or 3.8%, and unrealized gains on the Company’s marketable equity securities portfolio increased $32,000, or 45.7%,. These gains were partially offset by a decrease of $12,000, or 34.3%, in realized gains on the sale of securities.

Non-interest Expense.

Non-interest expense increased $291,000, or 2.4%, to $12.3 million, or 2.27% of average assets, for the three months ended March 31, 2020, from $12.0 million, or 2.31% of average assets, for the three months ended March 31, 2019. Salaries and benefits increased $392,000, or 5.8%, primarily due to annual merit increases as well as the addition of new staff to support the Company’s business initiatives. Other non-interest expense increased $110,000, or 6.3%, and data processing expense increased $50,000, or 7.5%. Advertising expense decreased $112,000, or 30.8%, professional fees decreased $106,000, or 15.0%, FDIC insurance expense decreased $25,000, or 14.2%, furniture and equipment decreased $14,000, or 3.5%, and occupancy expense decreased $4,000, or 0.3%. During the three months ended March 31, 2020, occupancy expenses included $92,000 related to COVID-19 related expenses. For the three months ended March 31, 2020, the efficiency ratio was 72.6%, compared to 73.4% for the three months ended March 31, 2019.

Income Taxes.

The Company’s effective tax rate was 21.9% and 22.5% for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020		2019
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,747	4.23%	$18,058	4.35%
Tax-equivalent adjustment (1)	129		121
Loans (tax-equivalent basis)	$18,876	4.26%	$18,179	4.38%

Securities (no tax adjustment)	$1,399	2.49%	$1,690	2.64%
Tax-equivalent adjustment (1)	5		5
Securities (tax-equivalent basis)	$1,404	2.50%	$1,695	2.65%

Net interest income (no tax adjustment)	$14,553		$14,326
Tax-equivalent adjustment (1)	134		126
Net interest income (tax-equivalent basis)	$14,687		$14,452

Interest rate spread (no tax adjustment)		2.48%		2.58%
Net interest margin (no tax adjustment)		2.87%		2.94%

(1) The tax equivalent adjustment is based upon a 21% tax rate.

Liquidity and Capital Resources.

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLB based on eligible collateral of loans and securities and the FRB Discount Window based on eligible collateral of securities.

At March 31, 2020 and December 31, 2019, outstanding borrowings from the FHLB were $222.4 million and $240.5 million, respectively. At March 31, 2020, we had $247.8 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2020 and December 31, 2019, we did not have an outstanding balance under these lines. We also have an available line of credit of $23.9 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at March 31, 2020 or December 31, 2019. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At March 31, 2020, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2020, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$235,113	13.51%	$139,246	8.00%	N/A	N/A
Bank	222,507	12.80	139,089	8.00	$173,861	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	219,276	12.60	104,435	6.00	N/A	N/A
Bank	206,670	11.89	104,317	6.00	139,089	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	219,276	12.60	78,326	4.50	N/A	N/A
Bank	206,670	11.89	78,238	4.50	113,010	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	219,276	10.13	86,578	4.00	N/A	N/A
Bank	206,670	9.55	86,582	4.00	108,227	5.00

December 31, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$240,226	13.93%	$137,934	8.00%	N/A	N/A
Bank	227,678	13.22	137,773	8.00	$172,217	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	103,451	6.00	N/A	N/A
Bank	213,576	12.40	103,330	6.00	137,773	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	226,124	13.11	77,588	4.50	N/A	N/A
Bank	213,576	12.40	77,498	4.50	111,941	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	226,124	10.45	86,593	4.00	N/A	N/A
Bank	213,576	9.88	86,500	4.00	108,125	5.00

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

The following table summarizes the contractual obligations and credit commitments at March 31, 2020:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Years But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$1,136	$2,022	$1,409	$3,477	$8,044

Borrowings and Debt
Federal Home Loan Bank	160,637	58,896	2,825	—	222,358

Credit Commitments
Available lines of credit	184,315	—	—	83,371	267,686
Other loan commitments	127,284	28,184	2,791	—	158,259
Letters of credit	9,482	5,365	342	652	15,841
Total credit commitments	321,081	33,549	3,133	84,023	441,786

Other Obligations
Vendor Contracts	3,656	7,258	6,928	—	17,842

Total Obligations	$486,510	$101,725	$14,295	$87,500	$690,030

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2019 Annual Report. Please refer to Item 7 of the 2019 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2019 Annual Report. There was one material change in the risk factors relevant to our operations discussed in our 2019 Annual Report, as described below:

The recent COVID-19 pandemic is adversely impacting us and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The COVID-19 global public health crisis and the resulting “stay-at-home” orders have resulted in widespread volatility, severe disruptions in the U.S. economy at large, and for small businesses in particular, deterioration in household, business, economic and market conditions. The extent of the impact of the COVID-19 pandemic and actions taken in response to the pandemic on our capital, liquidity and other financial positions and on our business, results of operations and prospects will depend on a number of evolving factors, including:

●	The duration, extent, and severity of the pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

●	The effects on our customers, counterparties, employees and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational and other risks are generally expected to increase.

●	The effects on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional and local economies and markets could suffer disruptions that are lasting. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition.

Additionally, if the COVID-19 pandemic has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

We are unable to estimate the impact of COVID-19 on our business and operations at this time. The global pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

There are no additional material changes in the risk factors relevant to our operations since December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - 31, 2020	—	—	—	1,126,866
February 1 - 29, 2020	239,161	8.99	233,837	893,029
March 1 - 31, 2020	775,894	7.64	775,894	117,135
Total	1,015,055	7.96	1,009,731	117,135

(1)	On January 29, 2019, the Board of Directors authorized the 2019 Plan under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock. As of March 31, 2020, the Company has repurchased 2,697,065 shares under the 2019 Plan.

(2)	Number includes repurchases of 5,324 shares related to tax obligations for shares of restricted stock that vested on February 27, 2020 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on February 28, 2020.

There were no sales by us of unregistered securities during the three months ended March 31, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2020.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.