Form 10-Q
period 2020-06-30
Western New England Bancorp, Inc.
filed 2020-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At August 3, 2020 the registrant had 25,644,334 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;

•	actions governments, businesses and individuals take in response to the COVID-19 pandemic;

•	the pace of recovery when the COVID-19 pandemic subsides;

•	changes in the interest rate environment that reduce margins;

•	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

 WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS - UNAUDITED

 (Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$18,308	$16,640
Federal funds sold	1,636	1,635
Interest-bearing deposits and other short-term investments	42,888	6,466
Cash and cash equivalents	62,832	24,741

Securities available-for-sale, at fair value	224,509	227,708
Marketable equity securities, at fair value	6,941	6,737
Federal Home Loan Bank stock and other restricted stock, at cost	10,870	14,477
Loans, net of allowance for loan losses of $18,253 and $14,102 at June 30, 2020 and December 31, 2019, respectively	1,981,280	1,761,932
Premises and equipment, net	24,685	23,763
Accrued interest receivable	6,972	5,313
Bank-owned life insurance	71,972	71,051
Deferred tax asset, net	8,086	9,161
Goodwill	12,487	12,487
Core deposit intangible	3,125	3,312
Other assets	21,147	20,794
Total Assets	$2,434,906	$2,181,476

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$536,600	$393,303
Interest-bearing	1,411,301	1,284,561
Total deposits	1,947,901	1,677,864

Short-term borrowings	35,000	35,000
Long-term debt	188,164	205,515
Other liabilities	34,321	31,073
Total liabilities	2,205,386	1,949,452

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 25,644,334 shares issued and outstanding at June 30, 2020; 26,557,981 shares issued and outstanding at December 31, 2019	256	266
Additional paid-in capital	157,132	164,248
Unearned compensation - ESOP	(4,286)	(4,574)
Unearned compensation - Equity Incentive Plan	(1,655)	(1,124)
Retained earnings	83,738	82,176
Accumulated other comprehensive loss	(5,665)	(8,968)
TOTAL SHAREHOLDERS’ EQUITY	229,520	232,024
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,434,906	$2,181,476

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

 (Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Residential and commercial real estate loans	$15,133	$15,146	$30,787	$30,117
Commercial and industrial loans	3,790	3,071	6,797	6,074
Consumer loans	76	85	162	169
Debt securities, taxable	1,117	1,571	2,462	3,201
Debt securities, tax-exempt	17	17	35	37
Marketable equity securities	31	42	67	82
Other investments	157	210	339	446
Short-term investments	9	73	71	149
Total interest and dividend income	20,330	20,215	40,720	40,275

Interest expense:
Deposits	3,817	4,367	8,053	8,336
Long-term debt	874	1,051	1,888	2,190
Short-term borrowings	547	596	1,134	1,222
Total interest expense	5,238	6,014	11,075	11,748
Net interest and dividend income	15,092	14,201	29,645	28,527

Provision for loan losses	2,450	350	4,550	400
Net interest and dividend income after provision for loan losses	12,642	13,851	25,095	28,127

Non-interest income:
Service charges and fees	1,559	1,850	3,333	3,483
Income from bank-owned life insurance	480	478	921	903
Gain (loss) on available-for-sale securities, net	13	(96)	36	(61)
Unrealized gain on marketable equity securities, net	35	79	137	149
Other income	—	206	185	214
Total non-interest income	2,087	2,517	4,612	4,688

Non-interest expense:
Salaries and employees benefits	7,167	6,876	14,339	13,656
Occupancy	1,072	998	2,239	2,169
Furniture and equipment	363	427	754	832
Data processing	707	702	1,422	1,367
Professional fees	637	607	1,236	1,312
FDIC insurance assessment	288	236	439	412
Advertising	219	370	471	734
Other expenses	1,792	1,924	3,659	3,681
Total non-interest expense	12,245	12,140	24,559	24,163
Income before income taxes	2,484	4,228	5,148	8,652
Income tax provision	463	971	1,047	1,965
Net income	$2,021	$3,257	$4,101	$6,687

Earnings per common share:
Basic earnings per share	$0.08	$0.13	$0.16	$0.25
Weighted average shares outstanding	24,927,619	26,047,187	25,246,378	26,539,618
Diluted earnings per share	$0.08	$0.12	$0.16	$0.25
Weighted average diluted shares outstanding	24,927,619	26,160,169	25,272,769	26,653,929

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

 (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$2,021	$3,257	$4,101	$6,687

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities:
Unrealized holding gains	399	3,360	4,549	7,694
Reclassification adjustment for net (gains) losses realized in income (1)	(13)	96	(36)	61
Unrealized gains	386	3,456	4,513	7,755
Tax effect	(114)	(867)	(1,113)	(1,980)
Net-of-tax amount	272	2,589	3,400	5,775

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	(117)	(583)	(1,240)	(911)
Reclassification adjustment for loss realized in interest expense (2)	254	84	417	152
Reclassification adjustment for termination fee realized in interest expense (3)	225	266	491	530
Unrealized gains (losses) on cash flow hedges	362	(233)	(332)	(229)
Tax effect	(102)	65	93	64
Net-of-tax amount	260	(168)	(239)	(165)

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss(4)	98	32	197	64
Tax effect	(27)	(9)	(55)	(18)
Net-of-tax amount	71	23	142	46

Other comprehensive income	603	2,444	3,303	5,656

Comprehensive income	$2,624	$5,701	$7,404	$12,343

(1)

Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $3,000 and $(17,000) for the three months ended June 30, 2020 and 2019, respectively.   The tax effects applicable to net realized gains and losses were $8,000 and $(7,000) for the six months ended June 30, 2020 and 2019, respectively.

(2)

Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt.  Income tax effects associated with the reclassification adjustments were $71,000 and $24,000 for the three months ended June 30, 2020 and 2019, respectively.  Income tax effects associated with the reclassification adjustments were $117,000 and $43,000 for the six months ended June 30, 2020 and 2019, respectively.

(3)

Termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt.  Income tax effects associated with the reclassification adjustments were $63,000 and $75,000 for the three months ended June 30, 2020 and 2019, respectively.  Income tax effects associated with the reclassification adjustments were $138,000 and $149,000 for the six months ended June 30, 2020 and 2019, respectively.

(4)

Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense.  Income tax effects associated with the reclassification adjustments were $27,000 and $9,000 for the three months ended June 30, 2020 and 2019, respectively.  Income tax effects associated with the reclassification adjustments were $55,000 and $18,000 for the six months ended June 30, 2020 and 2019, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
			Additional	Unearned	Compensation		Other
		Par	Paid-in	Compensation	- Equity	Retained	Comprehensive
	Shares	Value	Capital	- ESOP	Incentive Plan	Earnings	Loss	Total

BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income	—	—	—	—	—	2,080	2,700	4,780
Common stock held by ESOP committed to be released (85,101 shares)	—	—	47	144	—	—	—	191
Share-based compensation - equity incentive plan	—	—	—	—	182	—	—	182
Forfeited equity incentive plan shares reissued (18,645 shares)	—	—	(186)	—	186	—	—	—
Common stock repurchased	(1,015,055)	(11)	(8,069)	—	—	—	—	(8,080)
Issuance of common stock in connection with equity incentive plan	101,408	1	1,093	—	(1,094)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,288)	—	(1,288)
BALANCE AT MARCH 31, 2020	25,644,334	$256	$157,133	$(4,430)	$(1,850)	$82,968	$(6,268)	$227,809
Comprehensive income	—	—	—	—	—	2,021	603	2,624
Common stock held by ESOP committed to be released (85,101 shares)	—	—	(1)	144	—	—	—	143
Share-based compensation - equity incentive plan	—	—	—	—	195	—	—	195
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,251)	—	(1,251)
BALANCE AT JUNE 30, 2020	25,644,334	$256	$157,132	$(4,286)	$(1,655)	$83,738	$(5,665)	$229,520

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$4,101	$6,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,550	400
Depreciation and amortization of premises and equipment	996	1,056
(Accretion) amortization of purchase accounting adjustments, net	(8)	78
Amortization of core deposit intangible	187	188
Net amortization of premiums and discounts on securities and mortgage loans	1,291	1,004
Share-based compensation expense	377	393
ESOP expense	334	419
Net change in unrealized gains on marketable equity securities	(137)	(149)
Net (gain) loss on available-for-sale securities	(36)	61
Income from bank-owned life insurance	(921)	(903)
Net change in:
Accrued interest receivable	(1,659)	159
Other assets	3,169	(7,688)
Other liabilities	(408)	8,717
Net cash provided by operating activities	11,836	10,422
INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(51,860)	(24,864)
Proceeds from redemptions and sales	10,792	37,735
Proceeds from calls, maturities, and principal collections	47,587	12,527
Loan originations and principal payments, net	(224,050)	(25,524)
Redemption of Federal Home Loan Bank of Boston stock	3,607	2,939
Purchases of premises and equipment	(2,004)	(744)
Proceeds from sale of premises and equipment	66	27
Net cash (used in) provided by investing activities	(215,862)	2,096
FINANCING ACTIVITIES:
Net increase in deposits	270,061	48,606
Net change in short-term borrowings	—	(9,250)
Repayment of long-term debt	(43,742)	(32,286)
Proceeds from long-term debt	26,417	—
Cash dividends paid	(2,539)	(2,688)
Common stock repurchased	(8,080)	(18,065)
Issuance of common stock in connection with stock option exercises	—	64
Net cash provided by (used in) financing activities	242,117	(13,619)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	38,091	(1,101)
Beginning of period	24,741	26,789
End of period	$62,832	$25,688

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$—	$(221)
Interest paid	10,523	11,632
Taxes paid	1,860	1,888

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits. The Bank operates 25 banking offices in Hampden and Hampshire counties in western Massachusetts and Hartford and Tolland counties in northern Connecticut, and its primary sources of revenue are interest income from loans as well as interest income from investment securities. The Bank’s Huntington, Massachusetts branch opened on February 25, 2020 and its Bloomfield, Connecticut branch opened on July 6, 2020. In addition, the Bank’s Financial Services Center in West Hartford, Connecticut, opened on July 21, 2020. The West Hartford Financial Services Center serves as the Company’s Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer (“MLO”).

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2020, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations for the year ending December 31, 2020. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per common share for the three and six months ended June 30, 2020 and 2019 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Net income applicable to common stock	$2,021	$3,257	$4,101	$6,687

Average number of common shares issued	25,644	26,836	25,969	27,332
Less: Average unallocated ESOP Shares	(590)	(678)	(601)	(689)
Less: Average unvested equity incentive plan shares	(126)	(111)	(121)	(104)

Average number of common shares outstanding used to calculate basic earnings per common share	24,928	26,047	25,247	26,539

Effect of dilutive equity incentive plan	—	41	—	39
Effect of dilutive stock options	—	72	26	75

Average number of common shares outstanding used to calculate diluted earnings per common share	24,928	26,160	25,273	26,653

Basic earnings per share	$0.08	$0.13	$0.16	$0.25
Diluted earnings per share	$0.08	$0.12	$0.16	$0.25

Anti-dilutive shares (1)	218	—	109	—

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the periods presented.

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)

Net unrealized gains (losses) on securities available-for-sale	$4,120	$(393)
Tax effect	(1,042)	71
Net-of-tax amount	3,078	(322)

Fair value of derivatives used for cash flow hedges	(2,596)	(1,773)
Termination fee on cancelled cash flow hedges	(1,035)	(1,526)
Total derivatives	(3,631)	(3,299)
Tax effect	1,021	928
Net-of-tax amount	(2,610)	(2,371)

Unrecognized actuarial loss on the defined benefit plan	(8,531)	(8,728)
Tax effect	2,398	2,453
Net-of-tax amount	(6,133)	(6,275)

Accumulated other comprehensive loss	$(5,665)	$(8,968)

The following table presents changes in accumulated other comprehensive loss for the periods ended June 30, 2020 and 2019 by component:

	Securities	Derivatives	Defined Benefit Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive (loss) income	5,775	(165)	46	5,656
Balance at June 30, 2019	$(1,618)	$(2,935)	$(3,200)	$(7,753)

Balance at December 31, 2019	$(322)	$(2,371)	$(6,275)	$(8,968)
Current-period other comprehensive (loss) income	3,400	(239)	142	3,303
Balance at June 30, 2020	$3,078	$(2,610)	$(6,133)	$(5,665)

4.       SECURITIES

Available-for-sale securities are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
State and municipal bonds	$2,713	$128	$—	$2,841
Corporate bonds	7,777	258	(165)	7,870
Total debt securities	10,490	386	(165)	10,711

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	184,960	3,977	(76)	188,861
U.S. government guaranteed mortgage-backed securities	24,939	120	(122)	24,937
Total mortgage-backed securities	209,899	4,097	(198)	213,798

Total available-for-sale	$220,389	$4,483	$(363)	$224,509

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$—	$(136)	$20,014
State and municipal bonds	2,718	95	—	2,813
Corporate bonds	7,800	88	(22)	7,866
Total debt securities	30,668	183	(158)	30,693

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	186,236	780	(1,015)	186,001
U.S. government guaranteed mortgage-backed securities	11,197	33	(216)	11,014
Total mortgage-backed securities	197,433	813	(1,231)	197,015

Total available-for-sale	$228,101	$996	$(1,389)	$227,708

At June 30, 2020, mortgage-backed securities with a fair value $79.3 million were pledged to secure public deposits and for other purposes as required or permitted by law.

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

The amortized cost and fair value of available-for-sale debt securities at June 30, 2020, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	June 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$8,588	$8,689
Due after five years through ten years	322	365
Due after ten years	1,580	1,657
Total debt securities	10,490	10,711
Mortgage-backed securities	209,899	213,798
Total available-for-sale securities	$220,389	$224,509

Gross realized gains and losses on sales of available-for-sale securities for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)

Gross gains realized	$96	$64	$244	$99
Gross losses realized	(83)	(160)	(208)	(160)
Net loss realized	$13	$(96)	$36	$(61)

Proceeds from the sale and redemption of available-for-sale securities amounted to $10.8 million and $37.7 million for the six months ended June 30, 2020 and 2019, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2020
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Corporate bonds	$165	$2,881	$—	$—
Government sponsored mortgage backed securities	25	7,932	51	2,431
U.S. government guaranteed mortgage-backed securities	31	15,791	91	3,033
Total available-for-sale	$221	$26,604	$142	$5,464

	December 31, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$122	$42,834	$893	$70,581
U.S. government guaranteed mortgage-backed securities	13	2,783	203	4,688
Corporate bonds	16	1,623	6	3,046
Government-sponsored enterprise obligations	126	14,524	10	1,490
Total available-for-sale	$277	$61,764	$1,112	$79,805

During the six months ended June 30, 2020 and year ended December 31, 2019, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At June 30, 2020, management did not consider any debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

5.       LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Commercial real estate	$832,676	$816,886
Residential real estate:
Residential 1-4 family	607,020	597,727
Home equity	103,611	102,517
Commercial and industrial
Paycheck protection program (“PPP”) loans	221,940	—
Commercial and industrial	231,052	248,893
Consumer	5,280	5,747
Total gross loans	2,001,579	1,771,770
Unamortized PPP loan fees	(5,969)	—
Unearned premiums and deferred loan fees and costs, net	3,923	4,264
Allowance for loan losses	(18,253)	(14,102)
Net loans	$1,981,280	$1,761,932

There were no purchases of loans during the six months ended June 30, 2020 and year ended December 31, 2019.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2020 and December 31, 2019, the Company was servicing commercial loans participated out to various other institutions totaling $37.7 million and $24.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2020, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (281 PSA), weighted average internal rate of return (12.06%), weighted average servicing fee (0.25%), and net cost to service loans ($85.11 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At June 30, 2020 and December 31, 2019, the Company was servicing residential mortgage loans owned by investors totaling $42.6 million and $48.2 million, respectively. Net service fee income of $12,000 and $26,000 was recorded for the six months ended June 30, 2020 and 2019, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)

Balance at the beginning of period:	$203	$219
Capitalized mortgage servicing rights	—	—
Amortization	(17)	(33)
Balance at the end of period	$186	$186
Fair value at the end of period	$186	$186

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. The recent COVID-19 pandemic has put significant pressure on the local business community and increased unemployment. On March 23, 2020, the Governor of Massachusetts issued an emergency order requiring all businesses and organizations that do not provide COVID-19 essential services to close their physical workplaces and facilities to workers, customers and the public from March 24, 2020 until April 7, 2020, which was subsequently extended to May 18, 2020. Because of the mandated shutdowns, near the end of March 2020, a record number of individuals filed for unemployment benefits. Sectors that have been materially impacted include, but are not limited to: hospitality, retail, restaurant and food service, and fuel services. Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor at June 30, 2020 was based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook given the record number of unemployment benefits claims during the period. Excluding the COVID-19 qualitative factor category, there were no additional changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the periods presented for disclosure.

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

An analysis of changes in the allowance for loan losses by segment for the six months ended June 30, 2020 and 2019 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2019	$5,205	$3,571	$2,954	$144	$5	$11,879
Provision (credit)	(224)	78	460	40	(4)	350
Charge-offs	(103)	(31)	(456)	(39)	—	(629)
Recoveries	812	1	2	8	—	823
Balance at June 30, 2019	$5,690	$3,619	$2,960	$153	$1	$12,423

Balance at March 31, 2020	$7,780	$4,172	$3,640	$239	$6	$15,837
Provision (credit)	2,561	(67)	(58)	6	8	2,450
Charge-offs	(70)	(3)	(19)	(22)	—	(114)
Recoveries	—	65	1	14	—	80
Balance at June 30, 2020	$10,271	$4,167	$3,564	$237	$14	$18,253

Six Months Ended
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	(200)	186	334	67	13	400
Charge-offs	(219)	(125)	(494)	(85)	—	(923)
Recoveries	849	2	6	36	—	893
Balance at June 30, 2019	$5,690	$3,619	$2,960	$153	$1	$12,423

Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision (credit)	3,571	290	598	66	25	4,550
Charge-offs	(107)	(109)	(218)	(59)	—	(493)
Recoveries	—	66	1	27	—	94
Balance at June 30, 2020	$10,271	$4,167	$3,564	$237	$14	$18,253

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2020

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	10,271	4,167	3,564	237	14	18,253
Total allowance for loan losses	$10,271	$4,167	$3,564	$237	$14	$18,253

Impaired loans	$13,098	$3,322	$5,049	$35	$—	$21,504
Non-impaired loans	811,820	704,784	447,194	5,245	—	1,969,043
Impaired loans acquired with deteriorated credit quality	7,758	2,525	749	—	—	11,032
Total loans	$832,676	$710,631	$452,992	$5,280	$—	$2,001,579

December 31, 2019

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	6,807	3,920	3,183	203	(11)	14,102
Total allowance for loan losses	$6,807	$3,920	$3,183	$203	$(11)	$14,102

Impaired loans	$3,457	$3,575	$588	$42	$—	$7,662
Non-impaired loans	805,007	694,080	247,499	5,705	—	1,752,291
Impaired loans acquired with deteriorated credit quality	8,422	2,589	806	—	—	11,817
Total loans	$816,886	$700,244	$248,893	$5,747	$—	$1,771,770

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
June 30, 2020

Commercial real estate	$1,664	$1,210	$3,287	$6,161	$826,515	$832,676	$3,903
Residential real estate:
Residential	2,296	517	901	3,714	603,306	607,020	4,352
Home equity	100	7	259	366	103,245	103,611	399
Commercial and industrial	877	252	651	1,780	229,272	231,052	1,711
Consumer	6	—	14	20	5,260	5,280	35

Total loans	$4,943	$1,986	$5,112	$12,041	$1,767,598	$1,779,639	$10,400

December 31, 2019

Commercial real estate	$2,784	$1,234	$2,637	$6,655	$810,231	$816,886	$3,843
Residential real estate:
Residential	2,574	683	1,433	4,690	593,037	597,727	4,548
Home equity	80	38	149	267	102,250	102,517	445
Commercial and industrial	1,356	645	148	2,149	246,744	248,893	1,003
Consumer	24	—	17	41	5,706	5,747	42

Total loans	$6,818	$2,600	$4,384	$13,802	$1,757,968	$1,771,770	$9,881

Impaired Loans.

The following is a summary of impaired loans by class:

			Three Months Ended		Six Months Ended
	At June 30, 2020		June 30, 2020		June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$20,856	$23,379	$19,932	$90	$17,688	$200
Residential real estate	5,404	6,578	5,545	25	5,618	39
Home equity	443	498	421	—	428	3
Commercial and industrial	5,798	8,188	3,645	19	2,544	76
Consumer	35	49	37	—	39	—
Total impaired loans	$32,536	$38,692	$29,580	$134	$26,317	$318

			Three Months Ended		Six Months Ended
	At December 31, 2019		June 30, 2019		June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$11,879	$13,914	$17,213	$168	$17,035	$299
Residential real estate	5,695	6,383	6,849	20	7,020	64
Home equity	469	539	402	—	409	—
Commercial and industrial	1,394	4,192	4,045	37	3,882	74
Consumer	42	56	49	—	53	—
Total impaired loans	$19,479	$25,084	$28,558	$225	$28,399	$437

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on non-accrual impaired loans during the three and six months ended June 30, 2020 and 2019. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. As of June 30, 2020, we loaned an additional $580,000 for one commercial and industrial loan classified as impaired. The loan proceeds were issued to fund ongoing operations in order to facilitate the sale of the real estate to a third party. In addition, as of June 30, 2020, we have $530,000 in unadvanced funds remaining for the one commercial and industrial loan classified as impaired mentioned above. Payments received on performing impaired loans are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three and six months ended June 30, 2020 and 2019 pertained to performing TDRs and purchased impaired loans.

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

Loans modifications classified as TDRs during the three and six months ended June 30, 2020 and 2019 are included in the table below.

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	5	$4,884	$4,884	5	$4,884	$4,884
Commercial and Industrial	9	4,354	4,354	9	4,523	4,523
Total	14	$9,238	$9,238	14	$9,407	$9,407

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	2	$2,032	$2,032	2	$2,032	$2,032
Commercial and Industrial	2	383	383	2	383	383
Total	4	$2,415	$2,415	4	$2,415	$2,415

During the three and six months ended June 30, 2020 and 2019, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There was $440,000 in charge-offs on TDRs during the three and six months ended June 30, 2019. There were no charge-offs on TDRs during the three and six months ended June 30, 2020.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of June 30, 2020 and 2019.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2019	$20,689	$15,909	$4,780	$4,092	$11,817
Collections	(1,300)	(922)	(378)	(170)	(752)
Dispositions	(238)	(238)	—	(205)	—
Balance at June 30, 2020	$19,151	$14,749	$4,402	$3,717	$11,032

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(1,454)	(1,366)	(88)	(322)	(1,044)
Dispositions	(108)	(108)	—	(65)	—
Balance at June 30, 2019	$23,231	$18,409	$4,822	$4,467	$13,942

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2020
Pass (Rated 1 – 4)	$725,191	$601,580	$103,049	$414,845	$5,245	$1,849,910
Special Mention (Rated 5)	75,445	—	—	20,826	—	96,271
Substandard (Rated 6)	32,040	5,440	562	17,321	35	55,398
Total	$832,676	$607,020	$103,611	$452,992	$5,280	$2,001,579

December 31, 2019
Pass (Rated 1 – 4)	$766,124	$591,911	$101,908	$222,847	$5,705	$1,688,495
Special Mention (Rated 5)	23,138	—	—	2,796	—	25,934
Substandard (Rated 6)	27,624	5,816	609	23,250	42	57,341
Total	$816,886	$597,727	$102,517	$248,893	$5,747	$1,771,770

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill.

At June 30, 2019 and December 31, 2018, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and six months ended June 30, 2020 or the year ended December 31, 2019. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $187,000 for the three and six months ended June 30, 2020 and $94,000 and $188,000 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.3 million thereafter.

7.        SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the six months ended June 30, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2019	218,214	$6.42	2.62	$695
Exercised	—	—	—	—
Outstanding at June 30, 2020	218,214	$6.42	2.12	$—

Exercisable at June 30, 2020	218,214	$6.42	2.12	$—

Cash received for options exercised during the six months ended June 30, 2019 was $64,000. There were no options exercised during the six months ended June 30, 2020.

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

At June 30, 2020, there were an additional 25,927 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at June 30, 2020 and 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	101,408	9.11
Shares forfeited	(16,803)	10.15
Shares vested	(41,894)	9.54
Shares reissued	18,645	9.11
Balance at June 30, 2020	234,222	$9.67

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(53,465)	8.75
Balance at June 30, 2019	210,965	$10.10

We recorded total expense for restricted stock awards of $377,000 and $393,000 for the six months ended June 30, 2020 and 2019, respectively.

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

FHLB advances with an original maturity of less than one year totaled $35.0 million at June 30, 2020 and December 31, 2019 with a weighted average rate of 0.46% and 1.86%, respectively. At June 30, 2020, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow up to approximately $268.3 million from the FHLB.

In addition, at June 30, 2020 and December 31, 2019, the Company had an available Ideal Way line of credit with the FHLB for up to $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily and the portion not repaid will be automatically renewed. At June 30, 2020 and December 31, 2019, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at June 30, 2020 and 2019. We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under this line at June 30, 2020 and 2019. As of June 30, 2020, we also have an available line of credit of $21.8 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at June 30, 2020 or December 31, 2019.

At June 30, 2020, we had $161.7 million in long-term debt with the FHLB, compared to $205.5 million in long-term debt with the FHLB at December 31, 2019. In addition, during the second quarter of 2020, in order to fund a portion of the Bank’s PPP loan originations, the Bank borrowed $26.4 million, or 12.0% of the PPP loans, from the Federal Reserve Bank’s PPP Loan Facility (“PPPLF”), which carries a rate of 0.35% fixed for two years with interest due at maturity.  The Bank pledged eligible PPP loans as collateral for the borrowings.

9. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2020. No contributions have been made to the plan for the six months ended June 30, 2020. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$356	$274	$712	$548
Interest cost	293	284	586	568
Expected return on assets	(382)	(308)	(764)	(616)
Amortization of actuarial loss	98	32	197	64
Net periodic pension cost	$365	$282	$731	$564

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

The following table presents information about interest rate swaps at June 30, 2020 and December 31, 2019:

June 30, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.2	0.31%	3.54%	$(2,646)
Non-hedging derivatives:
Loan-level swaps – dealer	13,643	13.0	1.99%	3.75%	(1,966)
Loan-level swaps – borrower	13,643	13.0	3.75%	1.99%	1,966
Total	$62,286				$(2,646)

December 31, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.7	1.89%	3.54%	$(1,798)
Non-hedging derivatives:
Loan-level swaps – dealer	6,484	13.2	3.45%	3.79%	(149)
Loan-level swaps – borrower	6,484	13.2	3.79%	3.45%	149
Total	$47,968				$(1,798)

At June 30, 2020, the Company had $35.0 million in derivatives designated as hedging instruments and $27.3 million in derivatives designated as non-hedging instruments, compared to $35.0 million in derivatives designated as hedging instruments and $13.0 million in derivatives designated as non-hedging instruments at December 31, 2019.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of June 30, 2020 and December 31, 2019.

June 30, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$2,646
Total derivatives designated as hedging instruments		$—		$2,646
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,966		$—
Interest rate swap – with counterparties		—	Other Liabilities	1,966
Total derivatives not designated as hedging instruments		$1,966		$1,966

December 31, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$1,798
Total derivatives designated as hedging instruments		$—		$1,798
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$149		$—
Interest rate swap – with counterparties		—	Other Liabilities	149
Total derivatives not designated as hedging instruments		$149		$149

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Interest rate swaps	$(117)	$(583)	$(1,240)	$(911)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Interest rate swaps	$479	$350	$908	$682

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

At June 30, 2020 and December 31, 2019, we had a net liability position of $2.8 million and $1.8 million with our counterparties, respectively. As of June 30, 2020, we had minimum collateral posting thresholds with certain of our derivative counterparties and had mortgage-backed securities with a fair value of $1.9 million and $2.8 million in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at June 30, 2020, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$224,509	$—	$224,509
Marketable equity securities	6,941	—	—	6,941
Interest rate swaps	—	1,966	—	1,966
Total assets	$6,941	$226,475	$—	$233,416

Liabilities:
Interest rate swaps	$—	$4,612	$—	$4,612

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$227,708	$—	$227,708
Marketable equity securities	6,737	—	—	6,737
Interest rate swaps	—	149	—	149
Total assets	$6,737	$227,857	$—	$234,594

Liabilities:
Interest rate swaps	$—	$1,947	$—	$1,947

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2020 and December 31, 2019. Total losses for the six months ended June 30, 2020 and the three and six months ended June 30, 2019, respectively, represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended	Six Months Ended
	June 30, 2020			June 30, 2020	June 30, 2020
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$78	$—	$106

	At			Three Months Ended	Six Months Ended
	December 31, 2019			June 30, 2019	June 30, 2019
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$1,836	$567	$697

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$62,832	$62,832	$—	$—	$62,832
Securities available-for-sale	224,509	—	224,509	—	224,509
Marketable equity securities	6,941	6,941	—	—	6,941
Federal Home Loan Bank of Boston and other restricted stock	10,870	—	—	10,870	10,870
Loans - net	1,981,280	—	—	1,970,078	1,970,078
Accrued interest receivable	6,972	—	—	6,972	6,972
Mortgage servicing rights	186	—	186	—	186
Derivative assets	1,966	—	1,966	—	1,966

Liabilities:
Deposits	1,947,901	—	—	1,952,299	1,952,299
Short-term borrowings	35,000	—	35,001	—	35,001
Long-term debt	188,164	—	189,727	—	189,727
Accrued interest payable	553	—	—	553	553
Derivative liabilities	4,612	—	4,612	—	4,612

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$24,741	$24,741	$—	$—	$24,741
Securities available-for-sale	227,708	—	227,708	—	227,708
Marketable equity securities	6,737	6,737	—	—	6,737
Federal Home Loan Bank of Boston and other restricted stock	14,477	—	—	14,477	14,477
Loans - net	1,761,932	—	—	1,729,150	1,729,150
Accrued interest receivable	5,313	—	—	5,313	5,313
Mortgage servicing rights	219	—	345	—	345
Derivative assets	149	—	149	—	149

Liabilities:
Deposits	1,677,864	—	—	1,679,851	1,679,851
Short-term borrowings	35,000	—	35,004	—	35,004
Long-term debt	205,515	—	205,850	—	205,850
Accrued interest payable	525	—	—	525	525
Derivative liabilities	1,947	—	1,947	—	1,947

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. Additionally, the Company has elected the practical expedient whereby expired leases, existing operating lease classifications and initial direct costs will not be reassessed at inception. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to eighteen year, some of which include options to extend the leases for additional five-year terms up to fifteen years.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(In thousands)

Amortization of ROU assets	$292	$243	$538	$485
Interest on lease liabilities	65	61	123	124
Operating lease cost	$357	$304	$661	$609

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$636	$584
ROU assets obtained in exchange for lease obligations:
Operating leases	4,058	—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
	(In thousands)

Operating lease ROU assets	$10,318	$6,795
Operating lease liabilities	$10,388	$6,840

The weighted average remaining lease term for our operating leases was 10 years with a weighted average discount rate of 3.07% at June 30, 2020.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2020	$742
2021	1,397
2022	1,360
2023	1,128
2024	1,063
Thereafter	6,621
Total lease payments	12,311
Less imputed interest	(1,923)
Total	$10,388

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In connection with our overall growth strategy, we seek to:

•	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

•	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

•	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

•	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

•	Grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

•	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three and six months ended June 30, 2020 in the context of this strategy.

•	Net income was $2.0 million, or $0.08 diluted earnings per share, for the three months ended June 30, 2020, compared to $3.3 million, or $0.12 diluted earnings per share, for the same period in 2019. For the six months ended June 30, 2020, net income was $4.1 million, or $0.16 diluted earnings per share, as compared to net income of $6.7 million, or $0.25 diluted earnings per share, for the same period in 2019. Both periods in 2020 were impacted by a higher provision for loan losses resulting from the coronavirus (“COVID-19”) pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions.

•	The provision for loan losses was $2.5 million and $350,000 for the three months ended June 30, 2020 and 2019, respectively, and $4.6 million and $400,000 for the six months ended June 30, 2020 and 2019, respectively.

•	Net interest income was $15.1 million and $14.2 million for the three months ended June 30, 2020 and 2019, respectively. The net interest margin was 2.74% for the three months ended June 30, 2020, compared to 2.89% for the same period in 2019. The net interest margin, on a tax-equivalent basis, was 2.76% for the three months ended June 30, 2020, compared to 2.92% for the same period in 2019. Net interest income was $29.6 million and $28.5 million for the six months ended June 30, 2020 and 2019, respectively. The net interest margin was 2.80% and 2.92% for the six months ended June 30, 2020 and 2019, respectively. The net interest margin, on a tax-equivalent basis, was 2.82% and 2.95% for the six months ended June 30, 2020 and 2019, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2020. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2019 Annual Report.

RECENT DEVELOPMENTS: CORONAVIRUS PANDEMIC RESPONSE AND ACTIONS.

Beginning in the first quarter of 2020, we responded to the ongoing COVID-19 pandemic while prioritizing the health and safety of our community. On March 23, 2020, the Governor of Massachusetts issued an emergency order requiring all businesses and organizations that do not provide COVID-19 “essential services” to close their physical workplaces and facilities to workers, customers and the public from March 24, 2020 until April 7, 2020, which was subsequently extended to May 18, 2020. Although Massachusetts began reopening non-essential businesses in June 2020, the order put significant pressure on the local business community.

As a consequence of the order, we closed our branches and started the transition to working remotely. Our drive-up windows and ATMs remained open while we continued to service our customers through scheduled appointments and online channels. On June 29, 2020, we re-opened our branch lobbies to customers under Massachusetts recommended social distancing, safety and sanitation guidelines, while still offering appointments and online channel transactions as a means of promoting social distancing where possible. As of July 8, 2020, Massachusetts is now in Phase 3 of the re-opening plan. The following industries are open with restrictions: construction, manufacturing, houses of worship, office spaces (limited), hair and nail salons, spas, pet grooming, car washes, retailers, including malls, hotels and motels (no events, functions or conferences), restaurants, golf courses, fitness and health centers, casinos, gaming floors, theaters and museums. The final phase, the “new normal,” will not be allowed to begin until an effective treatment or vaccine is developed.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The COVID-19 global public health crisis and the resulting “stay-at-home” orders resulted in widespread volatility, severe disruptions in the U.S. economy at large, and for small businesses in particular, deterioration in household, business, economic and market conditions.

Loan Portfolio:

The following table provides some insight into the composition of the Bank's loan portfolio and loan modifications, excluding PPP loans:

Commercial Real Estate	% of Total Loans	% of Bank Risk-Based Capital	% of Balance Modified
Apartment	10%	77%	21%
Office	7%	58%	13%
Retail/shopping	7%	51%	46%
Industrial	6%	49%	8%
Hotel	3%	24%	61%
Other	2%	14%	24%
Mixed-use	2%	17%	44%
Residential non-owner	2%	19%	21%
Auto sales	2%	16%	44%
Adult care/Assisted living	2%	16%	20%
College/school	1%	11%	1%
Gas station/convenience store	1%	5%	2%
Restaurant	1%	5%	40%
Auto service	1%	5%	12%
Total commercial real estate	47%		24%

Commercial and Industrial Loans	% of Total Loans	% of Bank Risk-Based Capital	% of Balance Modified
Manufacturing	3%	24%	5%
Wholesale trade	2%	19%	2%
Specialty trade	1%	6%	0%
Heavy and civil engineering construction	1%	6%	2%
Educational services	1%	8%	1%
Healthcare and social assistance	1%	5%	32%
Transportation and warehouse	1%	5%	62%
Auto sales	0%	3%	23%
All other C&I (1)	3%	27%	6%
Total commercial and industrial loans	13%		9%

Residential and Consumer Loans	% of Total Loans	% of Bank Risk-Based Capital	% of Balance Modified
Residential real estate	34%	269%	6%
Home equity line of credit	4%	28%	2%
Home equity loan	2%	18%	4%
Consumer loans	0%	2%	3%
Total residential and consumer loans	40%		6%

Total Portfolio	% of Total Loans	% of Bank Risk-Based Capital	% of Balance Modified
Commercial real estate	47%	369%	24%
Commercial and industrial	13%	102%	9%
Residential real estate	34%	269%	6%
Home equity loans	6%	46%	3%
Consumer loans	0%	2%	3%
Total			15%

(1)	Other consists of multiple industries, which individually are less than 1% of the total loan portfolio.

Although the Bank's loan portfolio contains impacted sectors, the concentration limits remain acceptable, with no sector, excluding residential, representing more than 100% of the Bank's total risk-based capital.  The Company monitors lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As stated above, as a result of the COVID-19 pandemic, the Company identified sectors that have been materially impacted including, but not limited to: hospitality, retail, and restaurants and food service. These sectors potentially carry a higher level of credit risk, as many of these borrowers have incurred a significant negative impact to their businesses resulting from the governmental stay-at-home orders as well as travel limitations.

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, the Company received funding approval from the SBA for over 1,358 applications totaling approximately $221.9 million, with processing fees totaling approximately $7.1 million. On June 5, 2020, the Paycheck Protection Program Flexibility Act (“Flexibility Act”) was signed into law and extended the June 30, 2020 safe harbor date to December 31, 2020. If borrowers exercise the safe harbor option and return the PPP loan proceeds before December 31, 2020, we are required to return the processing fee to the SBA.

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

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who have experienced financial hardship due to COVID-19. The loan payment deferrals can be up to 90 days, depending upon the financial needs of each customer. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of June 30, 2020, the deferred loan payment commitments totaled $261.0 million (525 loans), for which principal and interest payments were deferred. The deferred loan payment commitments represented 15% of the total loan portfolio, excluding PPP loans, as of June 30, 2020. Loan payment deferrals by loan type were as follows:

Loan Segment	Outstanding Balance at June 30, 2020	Modification Balance	# of Loans Modified	Balance as a % of Total Loan Segment	Balances Returned to P&I and Made First Payment (2)	% Returned to P&I and Made First Payment	# of Loans Returned to P&I(2)
	(In millions)				(In millions)
Commercial real estate	$832.7	$200.0	131	24.0%	$71.6	35.8%	54
Commercial and industrial (1)	231.1	19.1	162	8.3%	9.7	50.8%	117
Residential real estate (3)	710.6	41.7	219	5.9%	19.2	46.1%	107
Consumer	5.3	0.2	13	3.8%	0.1	50.0%	10
Total	$1,780.0	$261.0	525	14.7%	$100.6	38.5%	288

(1)	Excludes PPP loans and deferred fees
(2)	Data as of July 27, 2020
(3)	Residential includes home equity loans and lines of credit

As of July 28, 2020, of the $261.0 million of modifications granted (525 accounts), $100.6 million, or 38.5%, (288 accounts) made their first principal and interest payment after returning to regular payments.

Allowance for Loan Losses.

The COVID-19 pandemic materially impacted the Company’s determination of the allowance for loan losses for the six months ended June 30, 2020. In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. Beginning at the end of March 2020, a record number of Americans filed for unemployment benefits. The global pandemic could cause the Company to experience higher credit losses in its lending portfolio, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects.

To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation - "Economic Impact of COVID-19" at March 31, 2020. The allocation of additional reserves for the six months ended June 30, 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook as described above. The Company’s provision for loan losses was $4.6 million for the six months ended June 30, 2020, and based upon these considerations, approximately $1.5 million of the provision at June 30, 2020 related to COVID-19 pandemic factors. This increase was based on management’s evaluation of certain qualitative factors included in the determination of the allowance, primarily a result of the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Massachusetts to close all non-essential businesses in the state as well as the dramatic rise in the unemployment rate. Local unemployment rates were higher than national averages during the second quarter of 2020 due to the slower reopening plan for Massachusetts. In addition, loans demonstrating cash flow declines and borrowers sensitive to the prolonged shutdown were identified and contributed to an overall increase in reserves. The Company is continuing to monitor COVID-19’s impact on its business and its customers, however, the extent to which COVID-19 will impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.

Asset Quality.

Based upon an analysis of the portfolio to identify potentially impacted industries from the COVID-19 pandemic, including the downgrade of several lending relationships, specifically within the hotel portfolio, we allocated a total provision for loan losses of $2.5 million for the quarter ended June 30, 2020. Of the total provision, $2.0 million was related to assets quality changes, while $550,000 was related to COVID-19 factors. As mentioned above, the Company has allocated $1.5 million in loan loss reserves during the six months ended June 30, 2020 related to COVID-19 pandemic factors. Our allowance as a percentage of total loans, excluding PPP loans and acquired loans that have been marked to fair value, was 1.09% at June 30, 2020 and March 31, 2020.

During the three months ended June 30, 2020, special mention loans increased $60.4 million to $96.3 million at June 30, 2020, from $35.9 million at March 31, 2020. During the three months ended June 30, 2020, we downgraded thirteen lending relationships from pass-rated to special mention. Nine of these relationships, totaling $46.0 million, are in the hotel industry, and the other relationships are in retail or manufacturing. The hotel industry has experienced disruption as a direct result of the negative economic impacts of the COVID-19 pandemic.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019

At June 30, 2020, total assets were $2.4 billion, an increase of $253.4 million, or 11.6%, from December 31, 2019. During the same period, total loans increased $223.5 million, or 12.6%, securities available-for-sale decreased $3.2 million, or 1.4%, and cash and cash equivalents increased $38.1 million, or 154.0%.

Total loans increased $223.5 million, or 12.6%, primarily due to a $204.1 million, or 82.0%, increase in commercial and industrial loans. Excluding PPP loans of $221.9 million, commercial and industrial loans decreased $17.8 million, or 7.2%, from December 31, 2019. Commercial real estate loans increased $15.8 million, or 1.9%, and residential real estate loans, which include home equity loans, increased $10.4 million, or 1.5%. The decrease in commercial and industrial loans, excluding PPP loans, of $17.8 million, or 7.2%, was due to pay downs on existing revolving lines of credit of approximately $35.6 million, or 36.2%, from March 31, 2020 to June 30, 2020, after increasing $13.0 million, or 15.2%, from December 31, 2019 to March 31, 2020.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $311,000 and $651,000 for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, nonperforming loans totaled $10.4 million, or 0.59% of total loans excluding PPP loans, compared to $9.9 million, or 0.56% of total loans at December 31, 2019 and $14.9 million, or 0.87% of total loans at June 30, 2019. There were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, excluding PPP loans, was 0.47% and 0.45% at June 30, 2020 and December 31, 2019, respectively, and 0.70% at June 30, 2019. The allowance for loan losses as a percentage of total loans, excluding PPP loans, which do not require an allowance for loan losses, was 1.03% at June 30, 2020, compared to 0.79% at December 31, 2019. The allowance for loan losses as a percentage of total loans, excluding loans acquired in the Chicopee acquisition, which were recorded at fair value with no related allowance for loan losses, as well as PPP loans, was 1.26% at June 30, 2020 and 1.01% at December 31, 2019. At June 30, 2020, the allowance for loan losses as a percentage of nonperforming loans was 175.5%, compared to 142.7% at December 31, 2019. A summary of our non-accrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At June 30, 2020, total deposits were $1.9 billion, an increase of $270.0 million, or 16.1%, from December 31, 2019, primarily due to a $294.0 million, or 28.7%, increase in core deposits. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.0 billion, or 61.1% of total deposits, at December 31, 2019, to $1.3 billion, or 67.7% of total deposits, at June 30, 2020. Non-interest-bearing deposits increased $143.3 million, or 36.4%, to $536.6 million, interest-bearing checking accounts increased $33.6 million, or 47.8%, to $103.7 million, savings accounts increased $26.9 million, or 21.3%, to $153.3 million, and money market accounts increased $90.2 million, or 20.7%, to $525.6 million. The increase in core deposits of $294.0 million, or 28.7%, can be attributed to the government stimulus for individuals, lower consumer spending over the last several months, and tax payment delays to July 15, 2020 as well as PPP loan funds that may not have been fully utilized at June 30, 2020.

Time deposits decreased $23.9 million, or 3.7%, from $652.6 million at December 31, 2019 to $628.7 million at June 30, 2020. Brokered deposits, which are included within time deposits, were $21.7 million at June 30, 2020 and $21.5 million at December 31, 2019.

Federal Home Loan Bank (“FHLB”) advances decreased $43.8 million, or 18.2%, from $240.5 million at December 31, 2019, to $196.7 million at June 30, 2020. Advances under the Federal Reserve Bank’s PPPLF totaled $26.4 million at June 30, 2020, representing 11.9% of the PPP loan portfolio. The increase in low cost deposits in the second quarter provided funding for the PPP loan portfolio. The Company has access to the PPPLF in the next two years to fund the PPP loan portfolio, if necessary. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

At June 30, 2020, shareholders’ equity was $229.5 million, or 9.4% of total assets, compared to $232.0 million, or 10.6% of total assets, at December 31, 2019. The decrease in shareholders’ equity reflects $8.1 million for the repurchase of the Company’s shares and the payment of regular cash dividends of $2.5 million, both partially offset by net income of $4.1 million and a decrease of $3.3 million in accumulated other comprehensive loss. Total shares outstanding as of June 30, 2019 were 25,644,334.

The Company’s book value per share increased by $0.21, or 2.4%, to $8.95 at June 30, 2020, from $8.74 at December 31, 2019. The Company’s tangible book value per share increased by $0.20, or 2.5%, to $8.34 at June 30, 2020 from $8.14 at December 31, 2019. The Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

On January 29, 2019, the Board of Directors authorized a stock purchase plan (the “2019 Plan”) pursuant to which the Company may purchase up to 2,814,200 shares, or 10% of its outstanding common stock. During the six months ended June 30, 2020, the Company purchased 1,009,731 shares under the 2019 Plan. As of June 30, 2020, there were 117,135 shares available to purchase under the 2019 Plan. As previously disclosed, on March 24, 2020, the Board of Directors approved a suspension of the 2019 plan in response to the COVID-19 pandemic. This action is effective until further notice but the Company retains the ability to reinstate its buyback program as soon as circumstances warrant.

Although the Company has historically paid quarterly dividends on its common stock and currently intends to continue to pay such dividends, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will continue to be paid in the future.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

General.

Net income was $2.0 million, or $0.08 diluted earnings per share, for the three months ended June 30, 2020, compared to $3.3 million, or $0.12 diluted earnings per share, for the same period in 2019. Net interest income was $15.1 million and $14.2 million for the three months ended June 30, 2020 and 2019, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2020 and 2019, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,959,790	$19,106	3.92%	$1,688,553	$18,434	4.38%
Securities(2)	217,816	1,170	2.16	249,110	1,635	2.63
Other investments - at cost	15,728	157	4.01	15,131	210	5.57
Short-term investments(3)	20,637	9	0.18	15,134	73	1.93
Total interest-earning assets	2,213,971	20,442	3.71	1,967,928	20,352	4.15
Total non-interest-earning assets	141,310			137,749
Total assets	$2,355,281			$2,105,677

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$83,345	$86	0.42%	$70,619	$94	0.53%
Savings accounts	148,566	37	0.10	126,855	42	0.13
Money market accounts	496,245	720	0.58	396,555	601	0.61
Time deposit accounts	640,129	2,974	1.87	679,909	3,630	2.14
Total interest-bearing deposits	1,368,285	3,817	1.12	1,273,938	4,367	1.37
Short-term borrowings and long-term debt	221,057	1,421	2.59	218,419	1,647	3.02
Interest-bearing liabilities	1,589,342	5,238	1.33	1,492,357	6,014	1.62
Non-interest-bearing deposits	504,885			363,329
Other non-interest-bearing liabilities	31,214			23,210
Total non-interest-bearing liabilities	536,099			386,539

Total liabilities	2,125,441			1,878,896
Total equity	229,840			226,781
Total liabilities and equity	$2,355,281			$2,105,677
Less: Tax-equivalent adjustment(2)		(112)			(137)
Net interest and dividend income		$15,092			$14,201
Net interest rate spread			2.37%			2.50%
Net interest rate spread, on a tax equivalent basis(4)			2.38%			2.53%
Net interest margin			2.74%			2.89%
Net interest margin, on a tax equivalent basis(5)			2.76%			2.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.30%			131.87%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$2,953	$(2,281)	$672
Securities (1)	(205)	(260)	(465)
Other investments - at cost	8	(61)	(53)
Short-term investments	26	(90)	(64)
Total interest-earning assets	2,782	(2,692)	90

Interest-bearing liabilities
Interest-bearing checking accounts	17	(25)	(8)
Savings accounts	7	(12)	(5)
Money market accounts	151	(32)	119
Time deposit accounts	(212)	(444)	(656)
Short-term borrowing and long-time debt	20	(246)	(226)
Total interest-bearing liabilities	(17)	(759)	(776)
Change in net interest and dividend income (1)	$2,799	$(1,933)	$866

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $891,000, or 6.3%, to $15.1 million, for the three months ended June 30, 2020, from $14.2 million for the three months ended June 30, 2019. The increase in net interest income was due to a $115,000, or 0.6%, increase in interest and dividend income and a decrease in interest expense of $776,000, or 12.9%. Interest expense on deposits decreased $550,000, or 12.6%, and interest expense on FHLB borrowings decreased $226,000, or 13.7%. Net interest income for the three months ended June 30, 2020 includes interest income and fee income of $1.3 million from the PPP loan portfolio. Excluding PPP income, interest and dividend income decreased $369,000, or 2.6%, from $14.2 million during the three months ended June 30, 2019, compared to $13.8 million during the three months ended June 30, 2020.

The net interest margin was 2.74% for the three months ended June 30, 2020, compared to 2.89% for the three months ended June 30, 2019. The net interest margin, on a tax-equivalent basis, was 2.76% for the three months ended June 30, 2020, compared to 2.92% for the three months ended June 30, 2019. The decrease in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels.

The average yield on interest-earning assets decreased 44 basis points from 4.15% for the three months ended June 30, 2019 to 3.71% for the three months ended June 30, 2020. During the three months ended June 30, 2020, the average cost of funds, including non-interest bearing demand accounts, decreased 29 basis points from 1.30% for the three months ended June 30, 2019 to 1.01% for the three months ended June 30, 2020. The average cost of core deposits, which include non-interest bearing demand accounts, decreased four basis points from 0.31% for the three months ended June 30, 2019 to 0.27% for the three months ended June 30, 2020. The average cost of time deposits decreased 27 basis points from 2.14% for the three months ended June 30, 2019 to 1.87% for the three months ended June 30, 2020. The average cost of FHLB borrowings decreased 43 basis points during the same period. For the three months ended June 30, 2020, average demand deposits, an interest-free source of funds, increased $141.6 million, or 39.0%, to $504.9 million, or 27.0% of total average deposits, from $363.3 million, or 22.2% of total average deposits for the three months ended June 30, 2019.

During the three months ended June 30, 2020, average interest-earning assets increased $246.0 million, or 12.5%, to $2.2 billion compared to the three months ended June 30, 2019, primarily due to the increase in average loans of $271.2 million, or 16.1%. Excluding average PPP loans, average loans increased $118.2 million, or 7.0%, from the three months ended June 30, 2019 to the three months ended June 30, 2020.

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

The amount of the provision for loan losses during the three months ended June 30, 2020 was based on the changes that occurred in the loan portfolio during that same period, which were discussed above. The provision for loan losses increased $2.1 million, or 600.0%, from $350,000 for the three months ended June 30, 2019 to $2.5 million for the three months ended June 30, 2020. The Company recorded net charge-offs of $34,000 for the three months ended June 30, 2020, as compared to net recoveries of $194,000 for the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company recorded charge-offs of $629,000, primarily due to an existing substandard commercial loan relationship, offset by recoveries of $823,000. The recovery was primarily due to a previously charged-off loan from 2010. The increase in the provision for loan losses was primarily due to the impacts of the COVID-19 pandemic on multiple sectors.

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

Non-interest Income.

Non-interest income decreased $430,000, or 17.1%, to $2.1 million for the three months ended June 30, 2020, from $2.5 million for the three months ended June 30, 2019. Service charges and fees decreased $291,000, or 15.7%, and other non-interest income decreased $206,000, due to a decrease in commercial loans swap fees. The decrease in service charges and fees was due to a $201,000, or 49.3%, decrease in non-sufficient funds (“NSF”) and overdraft fees. The decrease in NSF and overdraft fees was primarily due to an increase in checking account balances during the three months ended June 30, 2020. During the three months ended June 30, 2020, the Company reported unrealized gains on marketable equity securities of $35,000 and realized gains on the sale of securities of $13,000, compared to unrealized gains on marketable equity securities of $79,000 and realized losses on the sale of securities of $96,000 during the three months ended June 30, 2019.

Non-interest Expense.

For the three months ended June 30, 2020, non-interest expense increased $105,000, or 0.9%, to $12.2 million, or 2.09% of average assets, from $12.1 million, or 2.31% of average assets, for the three months ended June 30, 2019. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $291,000, or 4.2%, an increase in occupancy expense of $74,000, or 7.4%, primarily due to the new branches in Connecticut. Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased $52,000, or 22.0%, professional fees increased $30,000, or 4.9%, and data processing expenses increased $5,000, or 0.7%. These increases were partially offset by a decrease of $151,000, or 40.8%, in advertising expense, a decrease of $132,000, or 6.9%, in other non-interest expense and a decrease of $64,000, or 15.0%, in furniture and equipment expense. For the three months ended June 30, 2020, the efficiency ratio was 71.5%, compared to 72.5% for the three months ended June 30, 2019.

Income Taxes.

Income tax expense for the three months ended June 30, 2020 was $463,000, or an effective tax rate of 18.6%, compared to $971,000, or an effective tax rate of 23.0%, for three months ended June 30, 2019. The decrease in the Company’s effective tax rate was primarily due to the effect of lower projected pre-tax income for the fiscal year-end December 31, 2020.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

General.

Net income was $4.1 million, or $0.16 diluted earnings per share, for the six months ended June 30, 2020, compared to $6.7 million, or $0.25 diluted earnings per share, for the same period in 2019. Net interest income was $29.6 million and $28.5 million for the six months ended June 30, 2020 and 2019, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2020 and 2019, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,871,145	$37,981	4.08%	$1,686,336	$36,613	4.38%
Securities(2)	221,875	2,575	2.33	254,116	3,330	2.64
Other investments - at cost	16,245	339	4.20	15,535	446	5.79
Short-term investments(3)	19,097	71	0.75	15,123	149	1.99
Total interest-earning assets	2,128,362	40,966	3.87	1,971,110	40,538	4.15
Total non-interest-earning assets	139,487			135,820
Total assets	$2,267,849			$2,106,930

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$76,777	161	0.42	$71,770	175	0.49
Savings accounts	140,217	71	0.10	124,743	75	0.12
Money market accounts	471,240	1,473	0.63	395,889	1,157	0.59
Time deposit accounts	645,776	6,348	1.98	676,898	6,929	2.06

Total interest-bearing deposits	1,334,010	8,053	1.21	1,269,300	8,336	1.32
Short-term borrowings and long-term debt	226,523	3,022	2.68	233,615	3,412	2.95
Interest-bearing liabilities	1,560,533	11,075	1.43	1,502,915	11,748	1.58
Non-interest-bearing deposits	446,738			353,854
Other non-interest-bearing liabilities	30,340			21,798
Total non-interest-bearing liabilities	477,078			375,652

Total liabilities	2,037,611			1,878,567
Total equity	230,238			228,363
Total liabilities and equity	$2,267,849			$2,106,930
Less: Tax-equivalent adjustment(2)		(246)			(263)
Net interest and dividend income		$29,645			$28,527
Net interest rate spread			2.42%			2.54%
Net interest rate spread, on a tax equivalent basis(4)			2.44%			2.57%
Net interest margin			2.80%			2.92%
Net interest margin, on a tax equivalent basis(5)			2.82%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.39%			131.15%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$4,024	$(2,656)	$1,368
Securities (1)	(424)	(331)	(755)
Other investments - at cost	20	(127)	(107)
Short-term investments	39	(117)	(78)
Total interest-earning assets	3,659	(3,231)	428

Interest-bearing liabilities
Interest-bearing checking accounts	12	(26)	(14)
Savings accounts	9	(13)	(4)
Money market accounts	221	95	316
Time deposit accounts	(319)	(262)	(581)
Short-term borrowing and long-term debt	(104)	(286)	(390)
Total interest-bearing liabilities	(181)	(492)	(673)
Change in net interest and dividend income	$3,840	$(2,739)	$1,101

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the six months ended June 30, 2020, net interest income increased $1.1 million, or 3.9%, to $29.6 million, compared to $28.5 million for the six months ended June 30, 2019. The increase in net interest income was due to an increase of $445,000, or 1.1%, in interest and dividend income and a decrease in interest expense of $673,000, or 5.7%. For the six months ended June 30, 2020, interest and dividend income included $1.3 million in interest and fee income from PPP loans. Excluding the income from PPP loans, net interest income decreased $128,000, or 0.4%. The decrease in interest expense of $673,000, or 5.7%, was due to a $283,000, or 3.4% decrease in interest expense on deposits and a decrease of $390,000, or 11.4%, in interest expense on FHLB borrowings.

The net interest margin for the six months ended June 30, 2020 was 2.80%, compared to 2.92% during the six months ended June 30, 2019. The net interest margin, on a tax-equivalent basis, was 2.82% for the six months ended June 30, 2020, compared to 2.95% for the six months ended June 30, 2019. Excluding the PPP interest and fee income of $1.3 million, the net interest margin decreased from 2.92% for the six months ended June 30, 2019 to 2.78% for the six months ended June 30, 2020. The decrease in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels.

The average yield on interest-earning assets decreased 28 basis points from 4.15% for the six months ended June 30, 2019 to 3.87% for the six months ended June 30, 2020. During the six months ended June 30, 2020, the average cost of funds, including non-interest bearing demand accounts, decreased 15 basis points from 1.58% for the six months ended June 30, 2019 to 1.43%. For the six months ended June 30, 2020, the average cost of core deposits, including noninterest-bearing demand deposits, of 0.30% was comparable to the same period in 2019. The average cost of time deposits decreased 8 basis points from 2.06% for the six months ended June 30, 2019 to 1.98% during the same period in 2020. The average cost of borrowings decreased 27 basis points from 2.95% for the six months ended June 30, 2019 to 2.68% for the six months ended June 20, 2020. For the six months ended June 30, 2020, average demand deposits, an interest-free source of funds, increased $92.9 million, or 26.2%, from $353.9 million, or 21.8% of total average deposits, for the six months ended June 30, 2019 to $446.7 million, or 25.1% of total average deposits, for the six months ended June 30, 2020. During the six months ended June 30, 2020, average interest-earning assets increased $157.3 million, or 8.0%, to $2.1 billion. The increase in average interest-earning assets was due to an increase in average loans of $184.8 million, or 11.0%, partially offset by a decrease in average securities of $32.2 million, or 12.7%. Excluding average PPP loans, average loans increased $108.4 million, or 6.4%.

Provision for Loan Losses.

The amount that we provided for loan losses during the six months ended June 30, 2020 was based upon the changes that occurred in the loan portfolio during that same period. For the six months ended June 30, 2020, the Company increased the provision for loan losses by $4.2 million from $400,000 at June 30, 2019 to $4.6 million at June 30, 2020. This increase was based on management’s evaluation of certain qualitative factors included in the determination of the allowance, primarily as a result of the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Massachusetts to close all non-essential businesses in the state as well as the dramatic rise in the unemployment rate. As a result, the Company established a special COVID-19 pandemic provision to build reserves resulting from the economic effects the pandemic may have on multiple industries.  The increase in the loan provision for the six months ended June 30, 2020 related to COVID-19 factors was $1.5 million. This increase was based on management’s evaluation of certain qualitative factors included in the determination of the allowance, primarily a result of the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Massachusetts to close all non-essential businesses in the state as well as the dramatic rise in the unemployment rate. Local unemployment rates were higher than national averages during the second quarter of 2020 due to the slower reopening plan for Massachusetts. In addition, loans demonstrating cash flow declines and borrowers sensitive to the prolonged shutdown were identified and contributed to an overall increase in reserves. Management will continue to closely monitor portfolio conditions and reevaluate the adequacy of the allowance. While the level of payment deferrals and PPP loan assistance will reduce the short-term risk in the Bank’s loan portfolio, management expects some risk rating downgrades and the potential for an increase in charge-offs in future periods.

Based upon an analysis of the portfolio to identify potentially impacted industries from the COVID-19 pandemic, including the downgrade of several lending relationships, specifically within the hotel portfolio, we allocated a total provision for loan losses of $4.6 million for the six months ended June 30, 2020. Of the total provision, $2.2 million was related to assets quality changes, while $1.5 million was related to COVID-19 factors, as mentioned above. Our allowance as a percentage of total loans, excluding PPP loans and acquired loans that have been marked to fair value, was 1.09% at June 30, 2020 and March 31, 2020.

During the six months ended June 30, 2020, special mention loans increased $70.4 million to $96.3 million at June 30, 2020, from $25.9 million at December 31, 2019. During the three months ended June 30, 2020, we downgraded thirteen lending relationships from pass-rated to special mention. Nine of these relationships, totaling $46.0 million, are in the hotel industry, and the other relationships are in retail or manufacturing. The hotel industry has experienced disruption as a direct result of the negative economic impacts of the COVID-19 pandemic.

The Company recorded net charge-offs of $399,000 for the six months ended June 30, 2020, as compared to net recoveries of $30,000 for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company recorded charge-offs of $493,000, compared to $923,000 during the same period in 2019. The charge-offs recorded during the six months ended June 30, 2019 were primarily due to a partial charge-off of $440,000 related to one commercial and industrial loan relationship that was previously reported as substandard. During the six months ended June 30, 2019, the Company also recorded recoveries of $893,000, primarily due to a partial recovery of $812,000 related to a single commercial real estate loan previously charged-off in 2010. The increase in the provision for loan losses was primarily due to the impacts of the COVID-19 pandemic on multiple sectors.

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

Non-interest Income.

For the six months ended June 30, 2020, non-interest income was $4.6 million, a decrease of $76,000, or 1.6%, compared to $4.7 million for the six months ended June 30, 2019. Service charges and fees decreased $150,000, or 4.3%, and other non-interest income decreased $29,000, or 13.6%. During the six months ended June 30, 2019, service charges and fees included $110,000 in non-recurring interchange fee income. During the six months ended June 30, 2020, the Company reported unrealized gains on marketable equity securities of $137,000 and a realized gain on the sale of securities of $36,000, compared to unrealized gains on marketable equity securities of $149,000 and a realized loss on the sale of securities of $61,000 during the six months ended June 30, 2019.

Non-interest Expense.

For the six months ended June 30, 2020, non-interest expense increased $396,000, or 1.6%, to $24.6 million, or 2.18% of average assets, compared to $24.2 million, or 2.31% of average assets for the six months ended June 30, 2019. The increase in non-interest expense was primarily due to the $683,000, or 5.0%, increase in salaries and employee benefits, an increase in occupancy expense of $70,000, or 3.2%, an increase in data processing expenses of $55,000, or 4.0%, and an increase in FDIC insurance expense of $27,000, or 6.6%. These increases were partially offset by a $263,000, or 35.8%, decrease in advertising expense, a decrease of $78,000, or 9.4%, in furniture and equipment related expenses, a decrease in professional fees of $76,000, or 5.8%, and a decrease of $22,000, or 0.6%, in other non-interest expenses. For the six months ended June 30, 2019, the efficiency ratio was 72.1%, compared to 72.9% for the six months ended June 30, 2019.

Income Taxes.

Income tax expense for the six months ended June 30, 2020 was $1.0 million, or an effective tax rate of 20.3%, compared to $2.0 million, or an effective tax rate of 22.7%, for six months ended June 30, 2019. The decrease in the Company’s effective tax rate was primarily due to the effect of lower projected pre-tax income for the fiscal year-end December 31, 2020.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,999	3.90%	$18,302	4.35%	$37,746	4.06%	$36,360	4.35%
Tax-equivalent adjustment (1)	107		132		235		253
Loans (tax-equivalent basis)	$19,106	3.92%	$18,434	4.38%	$37,981	4.08%	$36,613	4.38%

Securities (no tax adjustment)	$1,165	2.15%	$1,630	2.62%	$2,564	2.32%	$3,320	2.63%
Tax-equivalent adjustment (1)	5		5		11		10
Securities (tax-equivalent basis)	$1,170	2.16%	$1,635	2.63%	$2,575	2.33%	$3,330	2.64%

Net interest income (no tax adjustment)	$15,092		$14,201		$29,645		$28,527
Tax-equivalent adjustment (1)	112		137		246		263
Net interest income (tax-equivalent basis)	$15,204		$14,338		$29,891		$28,790

Interest rate spread (no tax adjustment)		2.37%		2.50%		2.42%		2.54%
Net interest margin (no tax adjustment)		2.74%		2.89%		2.80%		2.92%

(1) The tax equivalent adjustment is based upon a 21% tax rate.

Liquidity and Capital Resources.

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLB and FRB based on eligible collateral of loans and securities.

At June 30, 2020 and December 31, 2019, outstanding borrowings from the FHLB were $196.7 million and $240.5 million, respectively. At June 30, 2020, we had $268.3 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans. In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at June 30, 2020 and 2019. The Bank also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under this line at June 30, 2020 and 2019. As of June 30, 2020, the Bank also has an available line of credit of $21.8 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at June 30, 2020 or December 31, 2019. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At June 30, 2020, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2020, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$238,703	14.00%	$136,386	8.00%	N/A	N/A
Bank	225,881	13.27	136,160	8.00	$170,199	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	220,451	12.93	102,289	6.00	N/A	N/A
Bank	207,628	12.20	102,120	6.00	136,160	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	220,451	12.93	76,717	4.50	N/A	N/A
Bank	207,628	12.20	76,590	4.50	110,630	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	220,451	9.50	92,816	4.00	N/A	N/A
Bank	207,628	8.96	92,733	4.00	115,917	5.00

December 31, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$240,226	13.93%	$137,934	8.00%	N/A	N/A
Bank	227,678	13.22	137,773	8.00	$172,217	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	103,451	6.00	N/A	N/A
Bank	213,576	12.40	103,330	6.00	137,773	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	226,124	13.11	77,588	4.50	N/A	N/A
Bank	213,576	12.40	77,498	4.50	111,941	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	226,124	10.45	86,593	4.00	N/A	N/A
Bank	213,576	9.88	86,500	4.00	108,125	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The following table summarizes the contractual obligations and credit commitments at June 30, 2020:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Years But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$1,448	$2,643	$2,091	$6,129	$12,311

Borrowings and Debt
Federal Home Loan Bank	140,385	53,564	2,798	—	196,747
Federal Reserve Bank	—	26,417	—	—	26,417
Total borrowings and debt	140,385	79,981	2,798	—	223,164

Credit Commitments
Available lines of credit	236,533	—	—	87,038	323,571
Other loan commitments	81,377	24,846	2,791	—	109,014
Letters of credit	9,424	5,626	438	256	15,744
Total credit commitments	327,334	30,472	3,229	87,294	448,329

Other Obligations
Vendor Contracts	3,656	7,247	6,024	—	16,927

Total Obligations	$472,823	$120,343	$14,142	$93,423	$700,731

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2019 Annual Report. Please refer to Item 7 of the 2019 Annual Report for additional information.

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

There are no additional material changes in the risk factors relevant to our operations since December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2020	—	—	—	117,135
May 1 - 31, 2020	—	—	—	117,135
June 1 – 30, 2020	—	—	—	117,135
Total	—	—	—	117,135

(1)	On January 29, 2019, the Board of Directors authorized the 2019 Plan under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock. As of June 30, 2020, the Company has repurchased 2,697,065 shares under the 2019 Plan.

There were no sales by us of unregistered securities during the three months ended June 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2020.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.